Form 10-Q
period 1998-03-31
EXTENDICARE HEALTH SERVICES INC
filed 1998-05-15
CIK 1052024

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-43549

                        EXTENDICARE HEALTH SERVICES, INC.
             (Exact Name of Registrant as Specified in its Charter)


        DELAWARE                           8051                       98-0066268
(State or other Jurisdiction of   (Primary Standard Industrial     (I.R.S. Employer
Incorporation or Organization)    Classification Code Number)     Identification Number)

                            105 WEST MICHIGAN STREET
                               MILWAUKEE, WI 53203
              (Address of Principal Executive Offices and Zip Code)

                                 (414) 271-9696
              (Registrant's telephone number, including area code)
                       SEE TABLE OF ADDITIONAL REGISTRANTS

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes    X          No
             ------          ------
================================================================================

                      EXTENDICARE HEALTH SERVICES, INC.
                                    INDEX


PART I.         FINANCIAL INFORMATION

                                                              Page
                                                              ----
Item 1          Condensed Financial Statements

                Consolidated Statements of Earnings
                 for the three months ended
                 March 31, 1998 and 1997                        3

                Consolidated Balance Sheets
                 March 31, 1998 and December 31, 1997           4

                Consolidated Statements of Cash Flows
                 for the three months ended March 31,
                 1998 and 1997                                  5

                Notes to Consolidated Financial Statements      6

Item 2          Management's Discussion and Analysis            8

PART II.        OTHER INFORMATION

Item 1          Legal Proceedings                              15

Item 2          Change in Securities                           15

Item 3          Defaults Upon Senior Securities                15

Item 4          Submission of Matters to a
                 Vote of Security Holders                      15

Item 5          Other Information                              15

Item 6          Exhibits and Reports on Form 8-k               15

SIGNATURES                                                     16

                                    PART I
                            FINANCIAL INFORMATION

Item 1. Financial Statements

                        EXTENDICARE HEALTH SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF NET EARNINGS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                               Three months ended
                                                                                    March 31
                                                                          ---------------------------
                                                                              1998             1997
                                                                          -----------     -----------
REVENUES:
  Routine care and assisted living                                        $   182,400     $   135,127
  Medical specialty                                                           108,072          78,718
  Other                                                                         1,900           2,163
                                                                          -----------     -----------
                                                                              292,372         216,008
COSTS AND EXPENSES:
  Operating                                                                   244,247         175,277
  General and administrative                                                   12,176           9,152
  Lease costs                                                                   3,706           2,241
  Depreciation and amortization                                                13,614           7,987
  Interest expense                                                             15,332           4,693
  Interest income                                                                (703)           (243)
                                                                          -----------     -----------

                                                                              288,372         199,107
                                                                          -----------     -----------
Earnings from operations                                                        4,000          16,901

PROVISION FOR INCOME TAXES                                                      1,880           6,542
                                                                          -----------     -----------
  Earnings before minority interests                                            2,120          10,359

MINORITY INTERESTS                                                               (213)           (191)
                                                                          -----------     -----------
    Net earnings                                                          $     1,907     $    10,168
                                                                          ===========     ===========

PER COMMON SHARE:
  Net earnings per common share                                           $         2     $        11
                                                                          ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                        EXTENDICARE HEALTH SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1998 AND DECEMBER 31, 1997
                             (Dollars in Thousands)


                                                                              March 31,              December 31,
                                                                                1998                    1997
                                                                           --------------         -----------------
                                                                            (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                  $     5,743          $      1,418
  Accounts receivable, less
    reserves of $18,920 and $18,926                                              237,442               225,105
  Inventories, supplies and prepaid expenses                                      17,905                18,879
  Income taxes receivable                                                          8,120                 8,270
  Deferred state income taxes                                                      2,782                 2,579
  Debt service trust funds                                                           246                   493
  Due from shareholder -
    Federal income taxes receivable                                                  587                 2,970
    Deferred federal income taxes                                                 14,202                13,636
                                                                             -----------          ------------
    Total current assets                                                         287,027               273,350

PROPERTY AND EQUIPMENT, NET                                                      697,395               688,169
GOODWILL, NET                                                                    169,974               170,419
IDENTIFIABLE INTANGIBLE ASSETS, NET                                               66,667                66,855
OTHER ASSETS                                                                      30,658                30,456
                                                                             -----------          ------------
                                                                             $ 1,251,721          $  1,229,249
                                                                             ===========          ============

LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
  Bank indebtedness                                                          $        --          $        376
  Accounts payable, accrued liabilities and due to shareholder                   165,475               147,748
  Current maturities of long-term debt                                            31,016                30,042
                                                                             -----------          ------------
    Total current liabilities                                                    196,491               178,166
LONG-TERM DEBT                                                                   684,890               683,282

OTHER LONG-TERM LIABILITIES                                                       12,766                11,877

DUE TO SHAREHOLDER AND AFFILIATES
  Deferred federal income taxes and other                                         60,409                60,883

DEFERRED STATE INCOME TAXES                                                       10,919                10,955

MINORITY INTERESTS                                                                 2,427                 2,314

SHAREHOLDER'S EQUITY:
  Common stock, $1 par value, 1,000 shares authorized,
    947 shares issued and outstanding                                                  1                     1
  Additional paid-in capital                                                     206,521               206,381
  Retained earnings                                                               77,297                75,390
                                                                             -----------          ------------
    Total shareholder's equity                                                   283,819               281,772
                                                                             -----------          ------------
                                                                             $ 1,251,721          $  1,229,249
                                                                             ===========          ============

   The accompanying notes are an integral part of these financial statements.

                       EXTENDICARE HEALTH SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                                 Three months ended
                                                                                       March 31
                                                                             ----------------------------
                                                                               1998               1997
                                                                             ---------          ---------
OPERATING ACTIVITIES:
  Net earnings                                                               $   1,907          $  10,168
  Adjustments to reconcile net income to net cash
    provided from operating activities:
    Depreciation and amortization                                               14,349              7,987
    Provision for losses on accounts receivable                                  2,799              1,965
    Deferred income taxes                                                       (1,279)            (1,416)
    Minority interests                                                             213                191
                                                                             ---------          ---------
                                                                                17,989             18,895
  Changes in assets and liabilities:
     Accounts receivable                                                       (15,173)           (15,077)
     Inventories, supplies and prepaid expenses                                  1,028                337
     Debt service trust funds                                                      247                (97)
     Bank indebtedness                                                            (376)            (3,290)
     Accounts payable and accrued liabilities                                   20,146              6,697
     Income taxes receivable                                                       150                868
     Other long-term liabilities                                                   889                772
                                                                             ---------          ---------
       Cash provided from operating activities                                  24,900              9,105

INVESTING ACTIVITIES:
   Payment for acquisitions                                                     (3,786)              (205)
   Payments for purchase of property and equipment                             (17,312)           (11,983)
   Proceeds from sale of property and equipment                                  2,832              2,033
   Changes in other non-current assets                                          (2,111)              (810)
                                                                             ---------          ---------
       Cash used for investing activities                                      (20,377)           (10,965)

FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt                                      9,000              6,003
   Payments of long-term debt                                                   (9,098)            (4,141)
   Distribution of minority interest                                              (100)                 -
                                                                             ---------          ---------
       Cash (used for) provided from financing activities                         (198)             1,862
                                                                             ---------          ---------
INCREASE IN CASH AND CASH EQUIVALENTS                                            4,325                  2

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD                                    1,418                215
                                                                             ---------          ---------

CASH AND CASH EQUIVALENTS END OF PERIOD                                      $   5,743          $     217
                                                                             =========          =========

   The accompanying notes are an integral part of these financial statements.

                          NOTES TO FINANCIAL STATEMENTS



1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

         The accompanying financial statements reflect the operations of Extendicare Health Services, Inc. ("Extendicare" or the "Company"). Extendicare, a Delaware corporation is a wholly owned subsidiary of Extendicare Inc.

BASIS OF PRESENTATION

         The accompanying financial statements include the accounts of the Company and its majority-owned subsidiaries. All transactions between Extendicare and its majority-owned subsidiaries have been eliminated.

         The financial information presented as of any date other than December 31 has been prepared from the books and record without audit. The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such financial statements, have been included.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1997 contained in the Company's 1997 Annual Report.

2- COMMITMENTS AND CONTINGENCIES

CAPITAL EXPENDITURES

The Company as of March 31, 1998 had capital expenditure purchase commitments outstanding of approximately $13,264.

LITIGATION

The Company periodically is a defendant in actions brought against it in connection with its operations. Management believes, on the basis of information furnished by legal counsel, that none of these actions will have a material effect on the financial position or results of operations of the Company.

YEAR 2000

The Company has conducted a review of its computer systems and its third-party systems to identify those systems that could be affected by the "Year 2000" issue. The Year 2000 issue is the result of computer systems being written using two digits rather than four to define the applicable year. Any of the Company's programs or programs of third-party providers that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. If not corrected, Year 2000 issues could result in a major system failure or modifications and material costs to the Company. As a result of the Company's review of its proprietary systems, the Company has implemented a plan and begun the programming necessary to enable such systems to properly recognize the year 2000 in such applications. The Company's results of its reviews of third-party software has identified those systems with the Year 2000 issue. The Company has received assurances from such third-party software providers that plans are in process to achieve compliance with year 2000 processing requirements or, as part of the continuing evaluation and development of enhanced systems, will be converting certain of those systems to systems which will be compliant with the year 2000 requirement. The Company presently believes that, with modifications to existing software and converting to new software, the Year 2000 issue will not pose significant operational problems to the Company's computer systems as so modified and converted, nor will compliance with the Year 2000 issue result in material cost to the Company. However, if such modifications and conversions are not completed timely, the Year 2000 issue may have a material adverse impact on the operations of the Company.

INTEREST RATE SWAP AGREEMENT

On February 23, 1998 the Company entered into five interest rate swap agreements (each $50,000 of principal) with three banks which effectively change the interest rates on LIBOR based borrowings under the Credit Facility to fixed rates ranging from 5.53% to 5.84% plus applicable margins, for periods over three to seven years. The Company may be exposed to credit loss in the event of non-performance by the banks under the swap agreements but does not anticipate such non-performance.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Company is one of the largest providers of long-term care and related services in the United States. The Company operated 197 nursing (21,213 operational beds) and 39 assisted living and retirement facilities (1,545 units) at March 31, 1998. The Company's facilities are located in fifteen states. The Company also operates an institutional pharmacy business, which at March 31, 1998, serviced approximately 49,300 beds in regional markets throughout the United States.

         The Company's revenues are derived through the provision of health care services in its network of facilities, including long-term care services such as skilled nursing care, assisted living care and related support services and medical specialty services such as subacute care and rehabilitative therapy, pharmacy supplies and services and medical equipment supplies and service. The percentage of the Company's revenue derived from routine care and assisted living care has declined from 66.7% in 1995 to 62.4% at March 31, 1998, while the percentage of revenue derived from medical specialty services has increased from 32.4% to 37.0%, respectively. The increase in the percentage of revenue attributable to medical specialty services reflects the Company's focus on expanding its provision of higher revenue specialized subacute care services.

         The Company receives payment for its services and products from Federal (Medicare) and State (Medicaid) funded cost reimbursement programs, as well as from private payors. The private pay classification includes payments from individuals, commercial insurers, health maintenance organizations, and other fee-based payment sources, including Blue Cross Associations and the Veterans Administration. The following table sets forth the Company's private pay, Medicare and Medicaid sources of revenue by percentage of total revenue:


                                  THREE MONTHS
                                      ENDED
                                    MARCH  31
                                -------------------
                                1998           1997
                                ----           ----
           Private Pay           35%            33%
           Medicare              29             31
           Medicaid              36             36

         Funds received by the Company under the Medicare and Medicaid programs are subject to audit with respect to the application of various payment formulas and such audits can result in retroactive adjustments to revenues. The Company is reimbursed under the Medicare program for its direct costs plus an allocation of indirect costs up to a regional limit. The costs of care for Medicare patients receiving specialty medical services is often expected to exceed the regional reimbursement limits. The Company in such cases files for routine cost limit

("RCL") exceptions in an attempt to recover such additional costs. There can be no assurance that the Company will be able to recover such excess costs under pending or future exception requests. In addition, on-going efforts by third-party payors to contain healthcare costs by limiting reimbursement rates, increasing case management reviews and negotiating reduced contract pricing could affect the Company's future revenues and profitability. Most recently, the Balanced Budget Act requires the establishment of a prospective payment system ("PPS") for Medicare residents in skilled nursing facilities under which facilities will be paid a federal per diem rate for virtually all covered nursing facility services in lieu of the current cost-based reimbursement rate. This change will reward efficient providers and penalize those that are inefficient. The law contains numerous other provisions that will adversely affect payments to providers.

         The following is a summary of acquisitions and expansion through construction made by the Company during the three months ended March 31, 1998 and the year ended December 31, 1997 as part of its growth strategy:

         ACQUISITIONS

         - The Company acquired a nursing facility (100 operational beds) for $6.0 million, including the assumption of $2.7 million of debt, and the assets of a medical specialty services related business for $0.5 million during the first three months of 1998.

         - The Company, during 1997, acquired all of the outstanding stock of Arbor Health Care Company ("Arbor"), a company engaged in operating 31 nursing facilities (3,696 operational beds) for $448.8 million, including the assumption of $109.7 million of Arbor's debt. Seven of the Arbor facilities (802 operational beds) are leased under long-term operating leases. The acquisition of Arbor also included Arbor's institutional pharmacies and outpatient rehabilitation businesses.

         - The Company also acquired in 1997 nine facilities (890 operational beds) at purchase prices totaling $41.7 million, which included two previously leased facilities. Five of the facilities were acquired from Medi-Management for a purchase price of approximately $24 million and the assumption of $9.2 million of debt. The Company also acquired the assets of seven medical specialty services related businesses for a total of $9.3 million during the year.

         CONSTRUCTION

         - The Company completed construction of two new nursing facilities (196 operational beds), one assisted living facility (40 units), and two therapy additions through the first three months of 1998.

         - The Company completed construction of one new nursing facility (74 operational beds), three nursing facility additions (79 operational beds), seven assisted living facilities (330 units), two assisted living facility additions (18 units) and seven therapy additions during 1997.

         The Company also sold one nursing facility (179 operational beds) for $2.0 million during 1997. The price for the facility approximated its net book value.

RESULTS OF OPERATIONS

         The following table sets forth details of revenues and earnings as a percentage of total revenues:



                                              THREE MONTHS
                                                  ENDED
                                                 MARCH 31
                                           -------------------
                                             1998       1997
                                           -------     -------
Revenues
     Routine care and assisted living         62.4%       62.6%
     Medical specialty services               37.0        36.4
     Other                                     0.6         1.0
                                           -------     -------
                                             100.0       100.0
Operating and administrative costs            87.7        85.4
Property costs                                 5.9         4.7
Interest, net                                  5.0         2.1
Earnings before taxes                          1.4         7.8
Income taxes                                   0.6         3.0
Net earnings                                   0.7         4.7


THREE MONTHS ENDED MARCH 31, 1998 COMPARED WITH THREE MONTHS ENDED
MARCH 31, 1997

         Revenues in the three months ended March 31, 1998 were $292.4 million, representing an increase of $76.4 million (35.4%) from $216.0 million in the three months ended March 31, 1997. The majority of the Company's revenue was derived from routine skilled nursing facility revenues (60.6%). The increase in revenues of $76.4 million included increases in routine care and assisted living revenues of $47.3 million and medical specialty services revenues of $29.4 million partially offset by a decrease in other revenues of $0.3 million.

         The increase in routine care and assisted living facility revenues of $47.3 million resulted from the opening of newly constructed facilities and the acquisition of five facilities effective June 1, 1997, two facilities effective September 1, 1997, Arbor's thirty-one facilities effective November 26, 1997 and one facility effective January 31, 1998, partially offset by a divestiture. Revenues from facilities which the Company operated during each of 1998 and 1997 ("same facilities") was unchanged when comparing periods. Same facility revenues increased between periods due to rate increases. Partially offsetting the rate increases was a decline in occupancy between periods. Same facility occupancy, defined as patient days for nursing facilities and units occupied for assisted living facilities, declined 1.4%. Average percentage occupancy for same facilities, based on beds/units in operation, was 87.8% in the first quarter of 1998 compared with 88.5% in the comparable period of 1997. Revenues also declined due to a $2.8 million decrease in adjustments related to prior years' estimated settlement amounts when comparing periods.

          The increase in medical specialty services revenues of $29.4 million (37.3%) included $27.4 million from acquisitions during 1997 and 1998, net of divestitures. The remaining increase of $2.0 million is due to a number of factors. Pharmacy revenues increased approximately $3.0 million due to price and product mix changes. Restorative therapy revenues decreased $0.6 million due to a 10% decline in Medicare Part B rates. Reduction in oxygen rates by 25% resulted in a decrease in medical specialty services revenues of $0.8 million.

          Pharmacy operations, on a same store basis, serviced an average of 32,456 nursing facility beds during the three months ended March 31, 1998 compared to 31,329 beds during the comparable period of 1997. Pharmacy operations were servicing approximately 49,300 beds at March 31, 1998, including 16,000 beds added as a result of the acquisition of Arbor in November 1997.

OPERATING AND GENERAL AND ADMINISTRATIVE COSTS

          Operating and general and administrative costs increased $72.0 million or 39.0% between periods. The increase included increases in costs relating to acquisitions and newly constructed facilities, net of divestitures, of approximately $63.9 million in 1998. The remaining increase in operating and general and administrative costs of $8.1 million (4.4%) included wage-related increased costs of $7.3 million to attract and retain qualified personnel. The remaining increase, excluding wage-related costs, was increased medical specialty services costs of $1.3 million, principally for therapy and pharmacy related services and products, partially offset by a $0.5 million decrease related to other routine care and general and administrative costs.

LEASE COSTS AND DEPRECIATION AND AMORTIZATION

         Total lease costs and depreciation and amortization increased $7.1 million (69.3%) to $17.3 million in the three months ended March 31, 1998 compared with the three months ended March 31, 1997. The increase includes $5.9 million as a result of the Arbor acquisition. The remaining increase is principally due to the overall increase in the number of facilities operated by the Company and the construction of additions to the Company's facilities.

INTEREST

          Net interest expense increased $10.2 million to $14.6 million in the three months ended March 31, 1998 compared with $4.4 million in the comparable period in 1997. The increase is due to the effect of an increase in the average debt level to $717.5 million during the first three months of 1998 from $234.8 million during the first three months of 1997 resulting from the Company's acquisitions and capital expenditures and an increase in the weighted average interest rate of all long-term debt to approximately 8.55% in the first three months of 1998 compared to approximately 8.00% in the first three months of 1997. The increase was partially offset by favorable investment earnings in the first three months of 1998 compared to the first three months of 1997.

START-UP LOSSES

          The Company has absorbed pre-tax start-up losses associated with newly constructed facilities in the first quarter of 1998 of $1.9 million compared to $0.5 million in the first quarter of 1997. The $1.4 million increase when comparing periods is due to the timing of facility openings in 1998 versus 1997.

INCOME TAXES

          Income taxes in the three months ended March 31, 1998 decreased to $1.9 million from $6.5 million in the comparable period in 1997 as a result of decreased pre-tax earnings. The Company's effective tax rates were 47.0% in the first three months of 1998 and 38.7% in the first three months of 1997. The increase in the Company's effective tax rate between periods is primarily due to non-deductible goodwill amortization associated with the Arbor acquisition in combination with lower pre-tax earnings when comparing periods.

NET EARNINGS

          Net earnings in the three months ended March 31, 1998 were $1.9 million, a decrease of $8.3 million (81.3%) over net earnings of $10.2 million in the comparable period in 1997.

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

         The Company's acquisition of Arbor in November 1997 resulted in a substantial increase in its indebtedness and interest expense. The Company arranged for new credit facilities totaling $800 million to finance the acquisition and to refinance existing indebtedness of both Arbor and the Company. The new credit facilities consisted of a $200 million Revolving Credit Facility, a $200 million Tranche A Term Loan Facility, a $200 million Tranche B Term Loan Facility and a $200 million Tranche C Loan Facility. The Revolving Credit Facility and the Tranche A Term Loan Facility have a term of six years. The Tranche B Term Loan Facility has a term of seven years. The Tranche C Loan Facility was utilized to complete the acquisition of Arbor and was repaid upon the subsequent completion of an offering of 9.35% Senior Subordinated Notes. Extendicare, at the time of closing the acquisition, contributed an additional $44.6 million of equity to the Company.

         The Company had cash and cash equivalents of $5.7 million at March 31, 1998 and $1.4 million at December 31, 1997.

         Cash flow generated from operations before working capital changes was $18.0 million for the three months ended March 31, 1998 compared with $18.9 million in the comparable period of 1997. The decrease in cash flow from operations before working capital changes is the result of decreased operating earnings due to increased interest expense of $10.6 million when comparing periods.

         The Company experienced a decrease in working capital at March 31, 1998, excluding cash and borrowings included in current liabilities, of $8.4 million. The decrease in working capital requirements includes a decrease of $17.7 as a result of the increase in accounts payable and accrued liabilities and a decrease of $2.4 as a result of the current year Federal tax provision. These decreases were partially offset by growth of accounts receivable. Accounts receivable at March 31, 1998, were $237.4 million compared with $225.1 million at December 31, 1997, representing an increase of $12.3 million. The increase in accounts receivable includes increases within the nursing facility operations of $8.2 million and an increase within the Company's UPC Health Network medical specialty services operations of $4.1 million. Billed patient care and other receivables increased $18.2 million while third-party payor settlement receivables decreased $10.0 million within the nursing facility operations. The increase in billed patient care receivables of $18.2 million included an increase of $3.7 million due to increases in revenues for billed services. This increase in revenues includes, in addition to rate and medical specialty services volume increases, growth resulting from acquisitions during the period. The remaining increase in billed patient care receivables of $14.5 million includes increases due to the timing of the receipt of remittances between periods and increased Federally mandated medical reviews. The decrease in settlement receivables of $10.0 between periods includes $11.5 million due to higher levels of interim reimbursements received for 1997 versus current year estimated Medicare cost accruals, partially offset by an increase of $1.0 million due to an increase in Medicare RCL exception approvals expected and $0.5 million from the growth of Medicaid program settlements expected. The increase in UPC Health Network receivables of $4.1 million between periods includes $2.7 million due to billing delays and the timing of the receipt of remittances with the remaining increase of $1.4 million due to delays in obtaining a state issued provider number related to an acquisition in 1997.

         Property and equipment increased $9.2 million from December 31, 1997 to a total of $697.4 million at March 31, 1998. The increase is the result of acquisitions of $6.1 million and capital expenditures and asset transfers of $17.3 million, partially offset by depreciation expense of $11.3 million and asset disposals of $2.9 million. Property and equipment capital expenditures during the three months ended March 31, 1998 included approximately $9.0 million related to the construction of new facilities and bed and therapy unit additions to existing facilities. The Company had under construction at March 31, 1998 three nursing facilities, one nursing facility addition and six assisted living facilities at a total cost of $40.4 million, of which $20.2 million was incurred prior to March 31, 1998.

         The Company financed a portion of its acquisitions in the first three months of 1998 through its bank credit financing as well as the assumption of existing debt in connection with acquisitions. Existing debt assumed in connection with acquisitions totaled $2.7 million.

         Total borrowings, including bank indebtedness, notes payable and both current and long-term maturities of debt, totaled $715.9 million at March 31, 1998 for an increase of $2.6 million from December 31, 1997. The increase is attributable to the growth in property and equipment due to acquisitions and capital expenditures. The weighted average interest rate of all long-term debt was 7.94% at March 31, 1998 and such debt had maturities ranging from 1998 to 2015.

         The Company had a $200 million revolving credit agreement at March 31, 1998. Borrowing availability under this line of credit totaled $101.7 million at March 31, 1998.

         The principal source of liquidity for the Company is cash flow from operations and approximately $101.7 million (net of letters of credit in the amount of $35.3 million) in additional borrowing availability under the Revolving Credit Facility. The Company contemplates incurring capital expenditures (excluding any acquisitions) of approximately $50.0 million for the last nine months of 1998. Plans are to complete and open six assisted living facilities (303 units), three nursing facilities (308 beds), and one nursing facility addition (47 beds) during the last nine months of 1998, or early 1999. The Company believes that internally generated cash flow, together with borrowings under the Revolving Credit Facility, will be sufficient to meet the Company's current operational cash requirements to fund its capital expenditure program and to meet its current debt obligations.

                                   PART II
                              OTHER INFORMATION
Item 1.  Legal Proceedings

         There are no material pending legal proceedings other than litigation arising in the ordinary course of business. Management believes, on the basis of information furnished by legal counsel, that none of these actions will have a material effect on the financial position or results of operations of the Company.

Item 2.  Change in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K
(a) List of Exhibits:

        11.0 Computation of earnings per share for the three months ended March 31, 1998
        27.0    Financial Data Schedule

(b) Reports on Form 8-K

    There were no reports on Form 8-K filed during the quarter ended March 31, 1998.

                      EXTENDICARE HEALTH SERVICES, INC.

                                EXHIBIT INDEX


Exhibit No.                     Description

   11 Computation of earnings per share for the three months ended March 31, 1998

   27                 Financial Data Schedule

                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      EXTENDICARE HEALTH SERVICES, INC.

Date:  May 14, 1998             By:  /s/ Wesley Carter
                                     ------------------------------------------
                                     J. Wesley Carter
                                     President, Chief Executive Officer
                                     and Director (principal executive officer)

Date:  May 14, 1998             By:  /s/ Steven F. Dinely
                                     ------------------------------------------
                                     Steven F. Dinely
                                     Vice President, Chief Financial Officer,
                                     Treasurer and Director (principal
                                     financial officer and principal
                                     accounting officer)