Form 10-Q
period 1998-06-30
EXTENDICARE HEALTH SERVICES INC
filed 1998-08-14
CIK 1052024

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998

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

         Yes   _X_          No  ____

                        EXTENDICARE HEALTH SERVICES, INC.
                                      INDEX






PART I.                   FINANCIAL INFORMATION

                                                                                    Page
                                                                                    ----
Item 1                    Condensed Financial Statements

                          Consolidated Statements of Earnings
                          for the three months ended
                          June 30, 1998 and 1997 and
                          for the six months ended
                          June 30, 1998 and 1997                                       3

                          Consolidated Balance Sheets
                          June 30, 1998 and December 31, 1997                          4

                          Consolidated Statements of Cash Flows
                          for the six months ended
                          June 30, 1998 and 1997                                       5

                          Notes to Consolidated Financial Statements                   7


Item 2                    Management's Discussion and Analysis                        10

Item 3                    Quantitative and Qualitative Disclosures
                          about Market Risk                                           20

PART II.                  OTHER INFORMATION

Item 1                    Legal Proceedings                                           21

Item 2                    Change in Securities                                        21

Item 3                    Defaults Upon Senior Securities                             21

Item 4                    Submission of Matters to a
                          Vote of Security Holders                                    21

Item 5                    Other Information                                           21

Item 6                    Exhibits and Reports on Form 8-k                            22

SIGNATURES                                                                            23

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                        EXTENDICARE HEALTH SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF NET EARNINGS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                             (Dollars in Thousands)
                                   (Unaudited)

                                                          Three months ended                            Six months ended
                                                               June 30                                       June 30
                                                 ---------------------------------              --------------------------------
                                                    1998                    1997                   1998                   1997
                                                 ---------               ---------              ---------              ---------
REVENUES:
  Routine care and assisted living               $ 185,757               $ 137,097              $ 368,157              $ 272,224
  Medical specialty                                103,520                  82,865                211,592                161,583
  Other                                              1,857                   2,249                  3,757                  4,412
                                                 ---------               ---------              ---------              ---------
                                                   291,134                 222,211                583,506                438,219
COSTS AND EXPENSES:
  Operating                                        240,762                 180,536                485,009                355,813
  General and administrative                        11,322                   9,461                 23,498                 18,613
  Lease costs                                        3,726                   2,331                  7,432                  4,572
  Depreciation and amortization                     13,844                   8,414                 27,458                 16,401
  Interest expense                                  15,722                   4,917                 31,054                  9,610
  Interest income                                     (248)                   (495)                  (951)                  (738)
                                                 ---------               ---------              ---------              ---------
                                                   285,128                 205,164                573,500                404,271
                                                 ---------               ---------              ---------              ---------
Earnings from operations                             6,006                  17,047                 10,006                 33,948

PROVISION FOR INCOME TAXES                           3,375                   6,528                  5,255                 13,070
                                                 ---------               ---------              ---------              ---------
  Earnings before minority interests                 2,631                  10,519                  4,751                 20,878

MINORITY INTERESTS                                    (330)                   (211)                  (543)                  (402)
                                                 ---------               ---------              ---------              ---------
    Net earnings                                 $   2,301               $  10,308              $   4,208               $ 20,476
                                                 =========               =========              =========               ========

PER COMMON SHARE:
  Net earnings per common share                  $       2               $      11              $       4                   $ 22
                                                 =========               =========              =========               ========

   The accompanying notes are an integral part of these financial statements.

                        EXTENDICARE HEALTH SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1998 AND DECEMBER 31, 1997
                             (Dollars in Thousands)


                            ASSETS                                    June 30, 1998     December 31, 1997
                            ------                                    -------------     -----------------
                                                                       (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                               $    6,559            $    1,418
  Accounts receivable, less
    reserves of $19,015 and $18,926                                          228,535               225,105
  Inventories, supplies and prepaid expenses                                  17,814                18,879
  Income taxes receivable                                                      8,012                 8,270
  Deferred state income taxes                                                  3,138                 2,579
  Debt service trust funds                                                       303                   493
  Due from shareholder -
    Federal income taxes receivable                                             --                   2,970
    Deferred federal income taxes                                             16,039                13,636
                                                                          ----------            ----------
    Total current assets                                                     280,400               273,350

PROPERTY AND EQUIPMENT, NET                                                  698,900               688,169
GOODWILL, NET                                                                171,016               170,419
IDENTIFIABLE INTANGIBLE ASSETS, NET                                           66,721                66,855
OTHER ASSETS                                                                  33,013                30,456
                                                                          ----------            ----------
LIABILITIES AND SHAREHOLDER'S EQUITY                                      $1,250,050            $1,229,249
                                                                          ==========            ==========
CURRENT LIABILITIES:
  Bank indebtedness                                                       $     --              $      376
  Accounts payable, accrued liabilities and due to shareholder               157,307               147,748
  Current maturities of long-term debt                                        32,441                30,042
                                                                          ----------            ----------
    Total current liabilities                                                189,748               178,166

LONG-TERM DEBT                                                               684,513               683,282

OTHER LONG-TERM LIABILITIES                                                   15,908                11,877

DUE TO SHAREHOLDER AND AFFILIATES
  Deferred federal income taxes and other                                     60,684                60,883

DEFERRED STATE INCOME TAXES                                                   10,884                10,955

MINORITY INTERESTS                                                             2,535                 2,314

SHAREHOLDER'S EQUITY:
  Common stock, $1 par value, 1,000 shares authorized,
    947 shares issued and outstanding                                              1                     1
  Additional paid-in capital                                                 206,179               206,381
  Retained earnings                                                           79,598                75,390
                                                                          ----------            ----------
    Total shareholder's equity                                               285,778               281,772
                                                                          ----------            ----------
                                                                          $1,250,050            $1,229,249
                                                                          ==========            ==========

   The accompanying notes are an integral part of these financial statements.

                        EXTENDICARE HEALTH SERVICES, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                           Six months ended
                                                                               June 30
                                                                   --------------------------------
                                                                        1998               1997
                                                                   -----------           ----------
OPERATING ACTIVITIES:
  Net earnings                                                       $  4,208             $ 20,476
  Adjustments to reconcile net income to net cash
    provided from operating activities:
    Depreciation and amortization                                      28,921               16,402
    Provision for losses on accounts receivable                         4,932                4,247
    Deferred income taxes                                              (3,231)              (1,773)
    Minority interests                                                    543                  402
                                                                     --------             --------
                                                                       35,373               39,754
  Changes in assets and liabilities:
     Accounts receivable                                               (8,386)             (28,434)
     Inventories, supplies and prepaid expenses                         1,120                  (40)
     Debt service trust funds                                             190                 (202)
     Bank indebtedness                                                   (376)                 238
     Accounts payable and accrued liabilities                          12,296                6,437
     Income taxes receivable                                              257                  519
     Minority Interests                                                  --                     20
     Other long-term liabilities                                        1,911                1,558
                                                                     --------             --------
       Cash provided from operating activities                         42,385               19,850

INVESTING ACTIVITIES:
   Payment for acquisitions                                            (5,276)             (28,227)
   Payments for purchase of property and equipment                    (33,579)             (27,126)
   Proceeds from sale of property and equipment                         6,867                2,225
   Changes in other non-current assets                                 (4,884)              (3,717)
                                                                     --------             --------
       Cash used for investing activities                             (36,872)             (56,845)

FINANCING ACTIVITIES:
   Proceeds from issuance of short-term borrowings                       --                 10,779
   Proceeds from issuance of long-term debt                            19,100               30,676
   Payments of long-term debt                                         (19,150)              (4,151)
   Distribution of minority interest                                     (322)                --
                                                                     --------             --------

       Cash (used for) provided from financing activities                (372)              37,304
                                                                     --------             --------

INCREASE IN CASH AND CASH EQUIVALENTS                                   5,141                  309

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD                           1,418                  215
                                                                     --------             --------

CASH AND CASH EQUIVALENTS END OF PERIOD                              $  6,559             $    524
                                                                     ========             ========

   The accompanying notes are an integral part of these financial statements.

SUPPLEMENTAL CASH FLOW INFORMATION:

INCOME TAXES

     The company paid state income taxes of $1,746 and $1,550 during the six month periods ended June 30, 1998 and June 30, 1997, respectively. The Company also made payments for Federal income taxes to its U.S. parent of $140 and $9,825 for the period ended June 30, 1998 and June 30, 1997, respectively.

INTEREST

     The company paid interest of $28,875 and $9,593 during the six month periods ended June 30, 1998 and June 30, 1997, respectively.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in Thousands)

1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


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

         The financial information presented as of any date other than December 31 has been prepared from the books and record without audit. The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and the footnotes required by generally accepted accounting principles for complete statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such financial statements, have been included.

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

2-RECENTLY ISSSUED ACCOUNTING STANDARD

         In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is not expected to significantly impact the Company's reporting and disclosures.

3-COMMITMENTS AND CONTINGENCIES

CAPITAL EXPENDITURES

The Company as of June 30, 1998 had capital expenditure purchase commitments outstanding of approximately $10,166.

LITIGATION

The Company periodically is a defendant in actions brought against it in connection with its operations. Management believes, on the basis of information furnished by legal counsel, that none of these actions will have a material effect on the financial position or results of operations of the Company.

YEAR 2000

The Company has conducted a review of its computer systems and its third party systems to identify those systems that could be affected by the "Year 2000" issue. The Year 2000 issue is the result of computer systems being written using two digits rather than four to define the applicable year. Any of the Company's programs or programs of third party providers that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. If not corrected, Year 2000 issues could result in a major system failure or modifications and material costs to the Company. As a result of the Company's review of its proprietary systems, the Company has implemented a plan and begun the programming necessary to enable such systems to properly recognize the year 2000 in such applications. The Company's results of its reviews of third-party software has identified those systems with the Year 2000 issue. The Company has received assurances from such third-party software providers that plans are in process to achieve compliance with year 2000 processing requirements or, as part of the continuing evaluation and development of enhanced systems, will be converting certain of those systems to systems which will be compliant with the year 2000 requirement. The Company presently believes that, with modifications to existing software and converting to new software, the Year 2000 issue will not pose significant operational problems to the Company's computer systems as so modified and converted, nor will compliance with the Year 2000 issue result in material cost to the Company. However, if such modifications and conversions are not completed in a timely manner the Year 2000 issue may have a material adverse impact on the operations of the Company.

INTEREST RATE SWAP AGREEMENT

The Company entered into five interest rate swap agreements (each $50,000 of notional principal) with three banks which effectively change the interest rates on LIBOR based borrowings under the Credit Facility to fixed rates ranging from 5.53% to 5.84% plus applicable margins, for periods over three to seven years. The Company may be exposed to credit loss in the event of non-performance by the banks under the swap agreements but does not anticipate such non-performance.

4-SUBSEQUENT EVENT

         On July 30, 1998, the Company announced a definitive agreement to sell its pharmacy operations to Omnicare, Inc. for $250 million cash, 125,000 common shares of Omnicare, and warrants to purchase 1.5 million common shares of Omnicare at $48.00 per share. The transaction is expected to close no later than September 30, 1998.

         Pharmacy revenues from non-affiliated beds for the six months ended June 30, 1998 were $61.8 million, accounting for 10.6% of the Company's total revenue.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company is one of the largest providers of long-term care and related services in the United States. The Company operated 200 nursing (21,373 operational beds) and 41 assisted living and retirement facilities (1,650 units) at June 30, 1998. The Company's facilities are located in fifteen states. The Company also operates an institutional pharmacy business, which at June 30, 1998 serviced approximately 52,000 beds in regional markets throughout the United States.

         The Company's revenues are derived through the provision of health care services in its network of facilities, including long-term care services such as skilled nursing care, assisted living care and related support services and medical specialty services such as subacute care and rehabilitative therapy, pharmacy supplies and services and medical equipment, supplies and services. The percentage of the Company's revenue derived from routine care and assisted living care has declined from 66.7% in 1995 to 63.1% at June 30, 1998, while the percentage of revenue derived from medical specialty services has increased from 32.4% to 36.3%, respectively. The increase in the percentage of revenue attributable to medical specialty services reflects the Company's focus on expanding its provision of higher revenue specialized subacute care services.

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

                                 THREE MONTHS                    SIX MONTHS
                                     ENDED                         ENDED
                                    JUNE 30                       JUNE 30
                                --------------               -----------------
                                1998      1997               1998         1997
                                ----      ----               ----         ----
          Private Pay            36%       32%                36%          32%
          Medicare               27        33                 28           32
          Medicaid               37        35                 36           36

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

         The following is a summary of acquisitions and expansion through construction made by the Company during the six months ended June 30, 1998 and the year ended December 31, 1997 as part of its growth strategy:

         ACQUISITIONS

         - The Company acquired two nursing facilities (174 operational beds) for $8.2 million, including the assumption of $2.7 million of debt and the assets of two medical specialty services related businesses for $0.7 million during the first six months of 1998. The Company also added one nursing facility (76 beds) through an operating lease in 1998.

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

         - The Company also acquired in 1997 nine facilities (890 operational beds) at purchase prices totaling $41.7 million which included two previously leased facilities. Five of the facilities were acquired from Medi-Management for a purchase price of approximately $24 million and the assumption of $9.2 million of debt. The Company also acquired the assets of seven medical specialty services related businesses for a total of $9.3 million during the year.

         CONSTRUCTION

         - The Company completed construction of two new nursing facilities (196 operational beds), three assisted living facilities (145 units), and two therapy additions through the first six months of 1998.

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

RESULTS OF OPERATIONS

         The following table sets forth details of revenues and earnings as a percentage of total revenues:

                                                      THREE MONTHS                   SIX MONTHS
                                                          ENDED                         ENDED
                                                          JUNE 30                      JUNE 30
                                                   ------------------           -------------------
                                                    1998        1997             1998         1997
                                                   ------      ------           ------       ------
     Revenues
     Routine care and assisted living                63.8%        61.7%           63.1%        62.1%
     Medical specialty services                      35.6         37.3            36.3         36.9
     Other                                            0.6          1.0             0.6          1.0
                                                    -----        -----           -----        -----
                                                    100.0        100.0           100.0        100.0

     Operating and general and administrative costs  86.6         85.5            87.2         85.4
     Lease costs and depreciation and amortization    6.0          4.8             6.0          4.8
     Interest, net                                    5.3          2.0             5.2          2.0
     Earnings before taxes                            2.1          7.7             1.6          7.8
     Income taxes                                     1.2          2.9             0.9          3.0
     Net Earnings                                     0.8          4.6             0.7          4.7

THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1997

         Revenues in the three months ended June 30, 1998 were $291.1 million, representing an increase of $68.9 million (31.0%) from $222.2 million in the three months ended June 30, 1997. The majority of the Company's revenue was derived from routine skilled nursing facility revenues (61.9%).

The increase in revenues of $68.9 million included increases in routine care and assisted living revenues of $48.7 million, medical specialty services revenues of $20.6 million, partially offset by a decrease in other revenues of $0.4 million.

         The increase in routine care and assisted living facility revenues of $48.7 million included $47.6 million from the opening of newly constructed facilities, the acquisition of five facilities effective June 1, 1997, two facilities effective September 1, 1997, Arbor's thirty-one facilities effective November 26, 1997, one facility effective January 31, 1998, one facility effective April 1, 1998, and the lease of a facility effective April, 1998, partially offset by a divestiture. Revenues from facilities which the Company operated during each of 1998 and 1997 ("same facilities") increased $1.1 million when comparing periods. Same facility revenues increased between periods due to rate increases. Partially offsetting the rate increases was a decline in occupancy between periods. Same facility occupancy, defined as patient days for nursing facilities and units occupied for assisted living facilities, declined 1.7%. Average percentage occupancy for same facilities, based on beds/ units in operation, was 87.2% in the second quarter of 1998 compared with 87.9% in the comparable period of 1997. Revenues also declined due to a $2.9 million decrease in adjustments related to prior years' estimated settlement amounts when comparing periods.

          The increase in medical specialty services revenues of $20.6 million (24.9%) included $28.3 million from acquisitions during 1997 and 1998, net of divestitures. The remaining decrease of $7.7 million is due to a number of factors. Restorative therapy revenues decreased approximately $4.9 million due to a 10.4% decline in Medicare occupancy and $1.2 million due to a 10% decline in Medicare Part B rates. Restorative therapy also decreased $4.4 million primarily due to conversion to salary equivalency. Reduction in oxygen rates by 25% resulted in a decrease in medical specialty services revenues of $0.4 million. Other medical specialty services revenues decreased $0.8 million between periods. These decreases were partially offset by an increase in pharmacy revenues of approximately $4.0 million due to volume and price changes.

          Pharmacy operations, on a same store basis, serviced an average of 34,245 nursing facility beds during the three months ended June 30, 1998 compared to 29,967 beds during the comparable period of 1997. Pharmacy operations were servicing approximately 52,000 beds at June 30, 1998, including 17,300 beds added as a result of the acquisition of Arbor in November 1997.

OPERATING AND GENERAL AND ADMINISTRATIVE COSTS

          Operating and general and administrative costs increased $62.1 million or 32.7% between periods. The increase included increases in costs relating to acquisitions and newly constructed facilities, net of divestitures, of approximately $64.5 million in 1998. The remaining decrease in operating and general and administrative costs of $2.4 million (1.3%) included an increase in wage-related costs of $5.9 million to attract and retain qualified personnel. The remaining decrease, excluding wage-related costs, was decreased medical specialty services costs of $7.7 million, principally from decreased therapy activity and a $0.6 million decrease related to other routine care and general and administrative costs.

LEASE COSTS AND DEPRECIATION AND AMORTIZATION

          Total lease costs and depreciation and amortization increased $6.8 million (63.5%) to $17.6 million in the three months ended June 30, 1998 compared with the three months ended June 30, 1997. The increase includes $5.8 million as a result of the Arbor acquisition. The remaining increase is principally due to the overall increase in the number of facilities operated by the Company and the construction of additions to the Company's facilities.

INTEREST

          Net interest expense increased $11.1 million to $15.5 million in the three months ended June 30, 1998 compared with $4.4 million in the comparable period in 1997. The increase is due to the effect of an increase in the average debt level to $721.2 million during the second quarter of 1998 from $254.4 million during the second quarter of 1997 resulting from the Company's acquisitions and capital expenditures and an increase in the weighted average interest rate of all long-term debt to approximately 8.72% during the second quarter of 1998 compared to approximately 7.73% during the second quarter of 1997.

START-UP LOSSES

          The Company has absorbed pre-tax start-up losses associated with newly constructed facilities in the second quarter of 1998 of $1.4 million compared to $0.6 million in the second quarter of 1997. The $0.8 million increase when comparing periods is due to the timing of facility openings and number of facilities in start-up in 1998 versus 1997.

INCOME TAXES

          Income taxes in the three months ended June 30, 1998 decreased to $3.4 million from $6.5 million in the comparable period in 1997 as a result of decreased pre-tax earnings. The Company's effective tax rates were 56.2% in the three months ended June 30, 1998 and 38.3% in the three months ended June 30, 1997. The increase in the Company's effective tax rate between periods is primarily due to non-deductible goodwill amortization associated with the Arbor acquisition.

NET EARNINGS

         Net earnings in the three months ended June 30, 1998 were $2.3 million, a decrease of $8.0 million (77.7%) over net earnings of $10.3 million in the comparable period in 1997.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1997

         Revenues in the six months ended June 30, 1998 were $583.5 million, representing an increase of $145.3 million (33.2%) from $438.2 million in the six months ended June 30, 1997. The majority of the Company's revenue was derived from routine skilled nursing facility revenues (61.2%). The increase in revenues of $145.3 million included increases in routine care and assisted living revenues of $95.9 million and medical specialty services revenues of $50.0 million partially offset by a decrease in other revenues of $0.6 million.

         The increase in routine care and assisted living facility revenues of $95.9 million included $95.2 million from the opening of newly constructed facilities, the acquisition of facilities in 1997 and 1998 and the lease of a facility effective April, 1998, partially offset by a divestiture. Revenues from same facilities increased $0.7 million when comparing periods. Same facility revenues increased between periods due to rate increases. Partially offsetting the rate increases was a decline in occupancy between periods. Same facility occupancy, defined as patient days for nursing facilities and units occupied for assisted living facilities, declined 1.5%. Average percentage occupancy for same facilities, based on beds/units in operation, was 87.5% in the first six months of 1998 compared with 88.2% in the comparable period of 1997. Revenues also declined due to a $5.5 million decrease in adjustments related to prior years' estimated settlement amounts when comparing periods.

          The increase in medical specialty services revenues of $50.0 million (31.0%) included $55.8 million from acquisitions during 1997 and 1998, net of divestitures. The remaining decrease of $5.8 million is due to a number of factors. Restoration therapy revenue decreased approximately $8.3 million due to a 9.1% decline in Medicare occupancy, $1.8 million due to a 10% decline in Medicare Part B rates and $4.4 million due to a conversion to salary equivalency. Reduction in oxygen rates by 25% resulted in a decrease in medical specialty revenues of $0.8 million. These decreases were offset by a $9.5 million increase primarily attributable to an increase in pharmacy revenues due to volume and price increases.

          Pharmacy operations, on a same store basis, serviced an average of 33,351 nursing facility beds during the six months ended June 30, 1998 compared to 30,449 beds during the comparable period of 1997. Pharmacy operations were servicing approximately 52,000 beds at June 30, 1998, including 17,300 beds added as a result of the acquisition of Arbor in November 1997.

OPERATING AND GENERAL AND ADMINISTRATIVE COSTS

          Operating and general and administrative costs increased $134.1 million or 35.8% between periods. The increase included increases in costs relating to acquisitions and newly constructed facilities, net of divestitures, of approximately $128.7 million in 1998. The remaining increase in operating and general and administrative costs of $5.4 million (1.5%) included wage-related increased costs of $13.1 million to attract and retain qualified personnel. This increase was partially offset by decreased medical specialty services costs of $6.8 million, principally due to decreased therapy activity and a $0.8 million decrease related to other routine care and general and administrative costs.

LEASE COSTS AND DEPRECIATION AND AMORTIZATION

         Total lease costs and depreciation and amortization increased $13.9 million (66.4%) to $34.9 million in the six months ended June 30, 1998 compared with the six months ended June 30, 1997. The increase includes $11.7 million as a result of the Arbor acquisition. The remaining increase is principally due to the overall increase in the number of facilities operated by the Company and the construction of additions to the Company's facilities.

INTEREST

          Net interest expense increased $21.2 million to $30.1 million in the six months ended June 30, 1998 compared with $8.9 million in the comparable period in 1997. The increase is due to the effect of an increase in the average debt level to $719.3 million during the first six months of 1998 from $244.6 million during the first six months of 1997 resulting from the Company's acquisitions and capital expenditures and an increase in the weighted average interest rate of all long-term debt to approximately 8.63% in the first six months of 1998 compared to approximately 7.86% in the first six months of 1997. The increase was partially offset by favorable investment earnings in the first six months of 1998 compared to the first six months of 1997.

START-UP LOSSES

          The Company has absorbed pre-tax start-up losses associated with newly constructed facilities in the first six months of 1998 of $3.3 million compared to $1.1 million in the first six months of 1997. The $2.2 million increase when comparing periods is due to the timing of facility openings and number of facilities in start-up in 1998 versus 1997.

INCOME TAXES

          Income taxes in the six months ended June 30, 1998 decreased to $5.3 million from $13.1 million in the comparable period in 1997 as a result of decreased pre-tax earnings. The Company's effective tax rates were 52.5% in the first six months of 1998 and 38.5% in the first six months of 1997. The increase in the Company's effective tax rate between periods is primarily due to non-deductible goodwill amortization associated with the Arbor acquisition.

NET EARNINGS

         Net earnings in the six months ended June 30, 1998 were $4.2 million, a decrease of $16.3 million (79.4%) over net earnings of $20.5 million in the comparable period in 1997.

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

          The Company's acquisition of Arbor in November 1997 resulted in a substantial increase in its indebtedness and interest expense. The Company arranged for new credit facilities totaling $800 million to finance the acquisition and to refinance existing indebtedness of both Arbor and the Company. The new credit facilities consisted of a $200 million Revolving Credit Facility, a $200 million Tranche A Term Loan Facility, a $200 million Tranche B Term Loan Facility and a $200 million Tranche C Loan Facility. The Revolving Credit Facility and the Tranche A Term Loan Facility have a term of six years. The Tranche B Term Loan Facility has a term of seven years. The Tranche C Loan Facility was utilized to complete the acquisition of Arbor and was repaid upon the subsequent completion of an offering of 9.35% Senior Subordinated Notes. Extendicare Inc., at the time of closing the acquisition, contributed an additional $44.6 million of equity to the Company.

          The Company had cash and cash equivalents of $6.6 million at June 30, 1998 and $1.4 million at December 31, 1997.

          Cash flow generated from operations before working capital changes was $35.4 million for the six months ended June 30, 1998 compared with $40.0 million in the comparable period of 1997. The decrease in cash flow from operations before working capital changes is the result of decreased operating earnings.

          The Company experienced a decrease in working capital at June 30, 1998, excluding cash and borrowings included in current liabilities, of $7.6 million. The decrease in working capital requirements includes a decrease of $6.0 as a result of the increase in accounts payable and accrued liabilities and a decrease of $4.3 as a result of the current year Federal tax provision. These decreases were partially offset by growth of accounts receivable. Accounts receivable at June 30, 1998, were $228.5 million compared with $225.1 million at December 31, 1997, representing an increase of $3.4 million. The increase in accounts receivable includes no change within the nursing facility operations, an increase within the Company's UPC Health Network medical specialty services operations of $5.8 million and a decrease in prior policy year workers' compensation receivables of $2.4 million due to collections. Billed patient care and other receivables increased $15.0 million while third-party payor settlement receivables decreased $15.0 million within the nursing facility operations. The increase in billed patient care receivables of $15.0 million included a decrease of $0.6 million due to a decrease in revenues for medical specialty services due to volume decreases and changes in the Federal reimbursement policies, partially offset by increases in other billed services due to rate increases and growth resulting from acquisitions during the period. The remaining increase in billed patient care receivables of $15.6 million includes increases due to the timing of the receipt of remittances between periods and increased Federally mandated medical reviews. The decrease in settlement receivables of $15.0 million between periods includes $15.5 million due to higher levels of interim reimbursements received for 1997 versus current year estimated Medicare cost accruals and $2.1 million from the collection of Medicaid program settlements, partially offset by an increase of $2.6 million due to an increase in Medicare RCL exception approvals expected. The increase in UPC Health Network receivables of $5.8 million between periods includes $4.7 million due to growth, billing delays and the timing of the receipt of remittances with the remaining increase of $1.1 million due to delays in obtaining a state issued provider number related to an acquisition in 1997.

          Property and equipment increased $10.7 million from December 31, 1997 to a total of $698.9 million at June 30, 1998. The increase is the result of acquisitions of $8.5 million and capital expenditures and asset transfers of $33.1 million, partially offset by depreciation expense of $22.8 million and asset disposals of $8.1 million. Property and equipment capital expenditures during the six months ended June 30, 1998 included approximately $18.0 million related to the construction of new facilities and bed and therapy unit additions to existing facilities. The Company had under construction at June 30, 1998 three nursing facilities, one nursing facility addition and four assisted living facilities at a total cost of $33.7 million, of which $21.8 million was incurred prior to June 30, 1998.

         The Company financed a portion of its acquisitions in the first six months of 1998 through its bank credit financing and the issuance of a $1.0 million promissory note as well as the assumption of existing debt in connection with acquisitions. Existing debt assumed in connection with acquisitions totaled $2.7 million.

          Total borrowings, including bank indebtedness, notes payable and both current and long-term maturities of debt, totaled $717.0 million at June 30, 1998 for an increase of $3.3 million from December 31, 1997. The increase is attributable to the growth in property and equipment due to acquisitions and capital expenditures. The weighted average interest rate of all long-term debt was 7.92% at June 30, 1998 and such debt had maturities ranging from 1998 to 2015.

          The Company had a $200 million revolving credit agreement at June 30, 1998. Borrowing availability under this line of credit totaled $94.7 million at June 30, 1998.

          The principal source of liquidity for the Company is cash flow from operations and approximately $94.7 million (net of letters of credit in the amount of $35.3 million) in additional borrowing availability under the Revolving Credit Facility. The Company contemplates incurring capital expenditures (excluding any acquisitions) of approximately $34.0 million for the last six months of 1998. Plans are to complete and open four assisted living facilities (198 units), three nursing facilities (308 beds), and one nursing facility additional (47 beds) during the last six months of 1998, or early 1999. The Company believes that internally generated cash flow, together with borrowings under the Revolving Credit Facility, will be sufficient to meet the Company's current operational cash requirements to fund its capital expenditure program and to meet current debt obligations.

RECENT DEVELOPMENTS

          On July 30, 1998, the Company announced a definitive agreement to sell its pharmacy operations to Omnicare, Inc. for $250 million cash, 125,000 common shares of Omnicare and warrants to purchase 1.5 million common shares of Omnicare at $48.00 per share. The transaction is expected to close no later than September 30, 1998.

          The Company intends to apply the net after-tax proceeds of the sale to debt reduction. As a result, the company will lower its debt by approximately $165 million.

         Pharmacy revenues from non-affiliated beds for the six months ending June 30, 1998 were $61.8 million accounting for 10.6% of the Company's total revenue.

          The divesture follows a late 1997 management decision that the pharmacy operations were non-strategic assets. The continuing consolidation of pharmaceutical services companies would have required the Company to make a major investment in the pharmacy business. With this transaction, the fair value of the Company's pharmacy operations is realized and the Company achieves its goal of sharply reducing its debt-to-equity ratio and significantly lowering interest expense.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, and other information provided by the Company from time to time, contains certain "forward-looking" statements as that term is defined by the Private Securities Litigation Reform Act of 1995. All statements regarding the Company's expected future financial position, results of operations, cash flows, continued performance improvements, ability to service its debt obligations, finance growth opportunities, respond to changes in government regulations, and similar statements including, without limitaion, those containing words such as "believes," "anticipates," "expects," "intends," "estimates," "plans," and other similar expressions are forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of, but not limited to, the following factors: national and local economic conditions; the effect of government regulation and changes in regulations governing the healthcare industry, including the Company's compliance with such regulations; changes in Medicare and Medicaid payment levels; liabilities and other claims asserted against the Company; the ability to attract and retain qualified personnel; the availability and terms of capital to fund acquisitions; the competitive environment in which the Company operates; demographic changes; the ability to timely locate and correct all relevant computer codes prior to the year 2000; and the availability and cost of labor and materials. Given these risks and uncertainties, the Company can give no assurances that these forward-looking statements will, in fact, transpire and , therefore, cautions investors not to place undue reliance on them.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

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

           None

Item 5.    Other Information

           None

Item 6. Exhibits and Reports on Form 8-K
(a) List of Exhibits:

       10.0     Asset Purchase Agreement
       11.0 Computation of earnings per share for the three months and six months ended June 30, 1998
       27.0     Financial Data Schedule

(b) Reports on Form 8-K

      There were no reports on Form 8-K filed during the three months or six months ended June 30, 1998.

                        EXTENDICARE HEALTH SERVICES, INC.

                                  EXHIBIT INDEX

Exhibit No.                   Description

   10             Asset Purchase Agreement

   11 Computation of earnings per share for the three months and six months ended June 30, 1998

   27             Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTENDICARE HEALTH SERVICES, INC.

Date:    August 10, 1998            By:  /s/  Wesley Carter
                                    J. Wesley Carter
                                    President, Chief Executive Officer
                                    and Director (principal executive officer)

Date:    August 10, 1998            By:  /s/  Stephen F. Dineley
                                    Stephen F. Dineley
                                    Vice President, Chief Financial Officer,
                                    Treasurer and Director (principal
                                    financial officer and principal
                                    accounting officer)