Form 10-Q
period 1998-09-30
EXTENDICARE HEALTH SERVICES INC
filed 1998-11-16
CIK 1052024

==============================================================================


                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        Commission File Number 333-43549

                       EXTENDICARE HEALTH SERVICES, INC.
             (Exact Name of Registrant as Specified in its Charter)

        DELAWARE                             8051                  98-0066268
(State or other Jurisdiction           (Primary Standard        (I.R.S Employer
of Incorporation or Organization)   Industrial Classification    Identification
                                           Code Number)              Number)

                            105 WEST MICHIGAN STREET
                              MILWAUKEE, WI 53203
             (Address of Principal Executive Offices and Zip Code)

                                 (414) 271-9696
              (Registrant's telephone number, including area code)
                      SEE TABLE OF ADDITIONAL REGISTRANTS

------------------------------------------------------------------------------

Indicate by check mark whether the registration (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X       No
         -----       -----





==============================================================================

                       EXTENDICARE HEALTH SERVICES, INC.
                                     INDEX


PART I.             FINANCIAL INFORMATION

                                                                        Page
                                                                        ----
Item 1              Condensed Financial Statements

                    Consolidated Statements of Earnings
                    for the three months ended
                    September 30, 1998 and 1997 and
                    for the nine months ended
                    September 30, 1998 and 1997                          3

                    Consolidated Balance Sheets
                    September 30, 1998 and December 31, 1997             4

                    Consolidated Statements of Cash Flows
                    for the nine months ended
                    September 30, 1998 and 1997                          5

                    Notes to Consolidated Financial Statements           6

Item 2              Management's Discussion and Analysis                10

Item 3              Quantitative and Qualitative Disclosures
                    about Market Risk                                   21

PART II.            OTHER INFORMATION

Item 1              Legal Proceedings                                   22

Item 2              Change in Securities                                22

Item 3              Defaults Upon Senior Securities                     22

Item 4              Submission of Matters to a
                    Vote of Securities Holders                          22

Item 5              Other Information                                   22

Item 6              Exhibits and Reports on Form 8-K                    22

SIGNATURES                                                              23

Item 1.   Financial Statements

                       EXTENDICARE HEALTH SERVICES, INC.

                    CONSOLIDATED STATEMENTS OF NET EARNINGS
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                             (Dollars in thousands)
                                  (Unaudited)

                                                            Three months ended             Nine months ended
                                                               September 30                   September 30
                                                          ------------------------       -----------------------
                                                             1998          1997             1998         1997
                                                          -----------   ----------       -----------  ----------
REVENUES:

  Routine care and assisted living                        $   192,786   $  141,409       $   560,943  $  413,633
  Medical specialty                                            95,002       81,418           306,594     243,001
  Other                                                         2,162        2,387             5,919       6,799
                                                          -----------   ----------       -----------  ----------
                                                              289,950      225,214           873,456     663,433
COSTS AND EXPENSES:
  Operating                                                   239,746      187,420           724,755     543,233
  General and administrative                                   11,288        9,036            34,786      27,649
  Lease costs                                                   4,277        2,560            11,709       7,132
  Depreciation and amortization                                13,728        8,137            41,186      24,538
  Interest expense                                             15,163        5,178            46,217      14,788
  Interest income                                                (115)        (417)           (1,066)     (1,155)
  Gain on sale of operation and other
        unusual items                                         (94,536)        -              (94,536)       -
                                                          -----------   ----------       -----------  ----------
    Earnings before provision
      for income taxes                                        100,399       13,300           110,405      47,248

PROVISION FOR INCOME TAXES                                     74,279        4,887            79,534      17,957
                                                          -----------   ----------       -----------  ----------
    Earnings before minority interests and
       extraordinary item                                      26,120        8,413            30,871      29,291

MINORITY INTERESTS                                               (217)        (259)             (760)       (661)
                                                          -----------   ----------       -----------  ----------
    Earnings before extraordinary item                         25,903        8,154            30,111      28,630

EXTRAORDINARY LOSS ON EARLY
  RETIREMENT OF DEBT, NET OF
  INCOME TAXES OF $1,053                                       (1,660)        -               (1,660)       -
                                                          -----------   ----------       -----------  ----------
    Net earnings                                          $    24,243   $    8,154       $    28,451  $   28,630
                                                          ===========   ==========       ===========  ==========
PER COMMON SHARE:
    Earnings before extraordinary item                    $        28   $        8       $        32  $       30
    Extraordinary item                                             (2)        -                   (2)       -
                                                          -----------   ----------       -----------  ----------
    Net earnings                                          $        26   $        8       $        30  $       30
                                                          ===========   ==========       ===========  ==========


   The accompanying notes are an integral part of these financial statements.

                       EXTENDICARE HEALTH SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                             (Dollars in thousands)


           ASSETS                                                     September 30, 1998      December 31, 1997
           ------                                                     ------------------      -----------------
                                                                         (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                           $          41,958          $        1,418
  Accounts receivable, less
    reserves of $19,214 and $18,926                                             215,218                 225,105
  Inventories, supplies and prepaid expenses                                     10,558                  18,879
  Income taxes receivable                                                           -                     8,270
  Deferred state income taxes                                                     2,879                   2,579
  Debt service trust funds                                                          432                     493
  Due from shareholder -
    Federal income taxes receivable                                                 -                     2,970
    Deferred federal income taxes                                                14,533                  13,636
                                                                      -----------------          --------------
    Total current assets                                                        285,578                 273,350

PROPERTY AND EQUIPMENT, NET                                                     687,536                 688,169
GOODWILL, NET                                                                   133,631                 170,419
IDENTIFIABLE INTANGIBLE ASSETS, NET                                               9,943                  66,855
OTHER ASSETS                                                                     36,709                  30,456
                                                                      -----------------          --------------
                                                                      $       1,153,397          $    1,229,249
                                                                      =================          ==============
             LIABILITIES AND SHAREHOLDER'S EQUITY
             ------------------------------------

CURRENT LIABILITIES:
  Bank indebtedness                                                   $           6,225          $          376
  Accounts payable, accrued liabilities and due to shareholder                  227,174                 147,748
  Current maturities of long-term debt                                           23,086                  30,042
  Income taxes payable                                                            7,450                     -
                                                                      -----------------          --------------
    Total current liabilities                                                   263,935                 178,166

LONG-TERM DEBT                                                                  500,662                 683,282

OTHER LONG-TERM LIABILITIES                                                      13,388                  11,877

DUE TO SHAREHOLDER AND AFFILIATES
  Deferred federal income taxes and other                                        59,004                  60,883

DEFERRED STATE INCOME TAXES                                                       5,344                  10,955

MINORITY INTERESTS                                                                1,043                   2,314

SHAREHOLDER'S EQUITY:
  Common stock, $1 par value, 1,000 shares authorized,
      947 shares issued and outstanding                                               1                       1
  Additional paid-in capital                                                    206,179                 206,381
  Retained earnings                                                             103,841                  75,390
                                                                      -----------------          --------------
    Total shareholder's equity                                                  310,021                 281,772
                                                                      -----------------          --------------
                                                                      $       1,153,397          $    1,229,249
                                                                      =================          ==============

   The accompanying notes are an integral part of these financial statements.

                       EXTENDICARE HEALTH SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                             (Dollars in thousands)
                                  (Unaudited)

                                                                           Nine months ended
                                                                             September 30
                                                                      ---------------------------
                                                                           1998            1997
                                                                      ------------       --------
 OPERATING ACTIVITIES:
    Net earnings                                                      $     28,451       $ 28,630
    Adjustments to reconcile net earnings to net
      cash provided from operating activities:
      Depreciation and amortization                                         43,316         24,538
      Provision for losses on accounts receivable                            8,368          6,177
      Gain on sale of pharmacy operation, net of tax of  $72,880           (24,916)            -
      Deferred income taxes                                                 (8,686)         1,045
      Minority interests                                                       760            661
      Extraordinary loss on early retirement of debt                         1,660             -
                                                                      ------------       --------
                                                                            48,953         61,051

    Changes in assets and liabilities:
      Accounts receivable                                                  (26,343)       (23,972)
      Inventories, supplies and prepaid expenses                            (3,410)          (572)
      Debt service trust funds                                                  61           (286)
      Bank indebtedness                                                      5,849         (1,174)
      Accounts payable and accrued liabilities                              23,392          5,774
      Income taxes payable                                                   5,609            140
      Minority interest                                                        -               20
      Other long-term liabilities                                            1,705          2,200
                                                                      ------------       --------
        Cash provided from operating activities                             55,816         43,181

  INVESTING ACTIVITIES:
    Payment for acquisitions                                                (8,026)       (36,085)
    Payments for purchases of property and
      equipment                                                            (46,339)       (41,311)
    Proceeds from sale of property and equipment                             7,071          3,182
    Proceeds from sale of operation                                        232,781            -
    Changes in other non-current assets                                     (7,918)        (3,275)
                                                                      ------------       --------
        Cash provided from (used for) investing activities                 177,569        (77,489)

  FINANCING ACTIVITIES:
    Proceeds from issuance of short-term borrowings                            -           12,913
    Proceeds from issuance of long-term debt                                40,180         30,276
    Payments of long-term debt                                            (232,703)        (8,131)
    Distribution of minority interest earnings                                (322)           (80)
                                                                      ------------       --------
        Cash (used for) provided from financing activities                (192,845)        34,978
                                                                      ------------       --------
   INCREASE IN CASH AND CASH EQUIVALENTS                                    40,540            670

  CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD                              1,418            215
                                                                      ------------       --------
  CASH AND CASH EQUIVALENTS END OF PERIOD                             $     41,958       $    885
                                                                      ============       ========
  SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest                                            $     38,775       $ 13,934
    Cash paid for taxes                                               $      9,026       $ 15,323


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

2-  RECENTLY ISSUED ACCOUNTING STANDARD

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

3-  COMMITMENTS AND CONTINGENCIES

CAPITAL EXPENDITURES

     The Company as of September 30, 1998 had capital expenditure purchase commitments outstanding of approximately $9,985.

LITIGATION

     The Company periodically is a defendant in actions brought against it in connection with its operations. Management believes, on the basis of information furnished by legal counsel, that none of these actions will have a material effect on the financial position or results of operations of the Company.

YEAR 2000

     The Company has conducted a review of its computer systems and its third party systems to identify those systems that could be affected by the "Year 2000" issue. The Year 2000 issue is the result of computer systems being written using two digits rather than four to define the applicable year. Any of the Company's programs or programs of third party providers that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. If not corrected, Year 2000 issues could result in a major system failure or modifications and material costs to the Company. As a result of the Company's review of its proprietary systems, the Company has implemented a plan and begun the programming necessary to enable such systems to properly recognize the year 2000 in such applications. The Company's results of its reviews of third-party software has identified those systems with the Year 2000 issue. The Company has received assurances from such third-party software providers that plans are in process to achieve compliance with year 2000 processing requirements or, as part of the continuing evaluation and development of enhanced systems, will be converting certain of those systems to systems which will be compliant with the year 2000 requirement. The Company presently believes that, with modifications to existing software and converting to new software, the Year 2000 issue will not pose significant operational problems to the Company's computer systems as so modified and converted, nor will compliance with the Year 2000 issue result in material cost to the Company. However, if such modifications and conversions are not completed in a timely manner, the Year 2000 issue may have a material adverse impact on the operations of the Company.

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

4- SALE OF PHARMACY OPERATIONS & OTHER UNUSUAL ITEMS

     On September 16, 1998, the Company sold its pharmacy operations to Omnicare, Inc. for $250 million cash (with $38.2 million held in escrow), 125,000 common shares of Omnicare and warrants to purchase 1.5 million common shares of Omnicare at $48.00 per share.

     The cash held in escrow has been included within cash on the September 30, 1998 balance sheet.

     The Company intends to apply the net after-tax proceeds of the sale to debt reduction. As a result, the Company will ultimately lower its overall debt by approximately $165 million. As of September 30, 1998, all non-escrowed cash has been used to reduce debt.

     In addition, the Company has also classified $3.3 million of severance costs related to certain staff reductions as an unusual item on the nine month ended September 30, 1998 income statement.

     To illustrate the pro forma impact of the sale of the pharmacy operations and subsequent reduction in debt, the Company has included the following pro forma income statement for the nine months ended September 30, 1998.

5- EXTRAORDINARY ITEM

     In connection with the debt reduction, related deferred financing costs of $2.7 million, or $1.7 million after-tax, have been written off and classified as an extraordinary item on the nine month ended September 30, 1998 income statement.

            UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF
                       EARNINGS BEFORE EXTRAORDINARY ITEM
                             (Dollars in thousands)

                                                 For the nine months ended September 30, 1998
                                                 ---------------------------------------------
                                                            Historical
                                                  EHSI      1/1/98 to
                                                   As        9/16/98    Transaction  Pro forma
                                                Reported     Pharmacy   Adjustments  Statement
                                                --------     --------   -----------  ---------
REVENUES                                        $873,456    $(76,786)   $    -       $ 796,670

COSTS AND EXPENSES
   Operating                                     724,755     (57,908)        -         666,847
   General and administrative                     34,786      (2,700)        -          32,086
   Lease costs                                    11,709      (1,112)        -          10,597
   Depreciation and amortization                  41,186      (4,171)       (638)       36,377
   Interest expense                               46,217      (3,840)     (6,091)       36,286
   Interest income                                (1,066)        109         -            (957)
   Gain on sale of pharmacy operations and
       other unusual items                       (94,536)        -           -         (94,536)
                                                --------    --------    --------     ---------
       Earnings before income taxes and
            minority interests                   110,405      (7,164)      6,729       109,970

PROVISION FOR INCOME TAXES                        79,534      (3,706)      2,557        78,385
                                                --------    --------    --------     ---------
       Earnings before minority interests
            and extraordinary item                30,871      (3,458)      4,172        31,585
MINORITY INTERESTS                                  (760)         --         -            (760)
                                                --------    --------    --------     ---------
       Earnings before extraordinary item       $ 30,111    $ (3,458)   $  4,172     $  30,825
                                                ========    ========    ========     =========

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS

     The Company is one of the largest providers of long-term care and related services in the United States. The Company operated 202 nursing (21,606 operational beds) and 42 assisted living and retirement facilities (1,707 units) at September 30, 1998. The Company's facilities are located in fifteen states.

     The Company's revenues are derived through the provision of health care services in its network of facilities, including long-term care services such as skilled nursing care, assisted living care and related support services and medical specialty services such as subacute care and rehabilitative therapy, pharmacy supplies and services and medical equipment, supplies and services. The percentage of the Company's revenue derived from routine care and assisted living care has declined from 66.7% in 1995 to 64.2% at September 30, 1998, while the percentage of revenue derived from medical specialty services has increased from 32.4% to 35.1%, respectively. The increase in the percentage of revenue attributable to medical specialty services reflects the Company's focus on expanding its provision of higher revenue specialized subacute care services.

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

                                THREE MONTHS     NINE MONTHS
                                    ENDED           ENDED
                                SEPTEMBER 30     SEPTEMBER 30
                                ------------     ------------
                                1998   1997      1998    1997
                                ----   ----      ----    ----
Private Pay                      35%    33%       35%     33%
Medicare                         27     29        28      31
Medicaid                         38     38        37      36

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

     The following is a summary of acquisitions and expansion through construction made by the Company during the nine months ended September 30, 1998 and the year ended December 31, 1997 as part of its growth strategy:

     ACQUISITIONS

         - The Company acquired two nursing facilities (174 operational beds) for $8.2 million, including the assumption of $2.7 million of debt and the assets of four medical specialty services related businesses for $3.5 million during the first nine months of 1998. The Company also added one nursing facility (76 beds) through an operating lease in 1998.

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

     CONSTRUCTION

         - The Company completed construction of four new nursing facilities (384 operational beds), four assisted living facilities (205 units), and two therapy additions through the first nine months of 1998.

         - The Company completed construction of one new nursing facility (74 operational beds), three nursing facility additions (79 operational beds), seven assisted living facilities (330 units), two assisted living facility additions (18 units) and seven therapy additions during 1997.

      DIVESTITURES

         - The Company sold its institutional pharmacy business for $257.0 million which included stock of the buyer valued at $4.0 million and warrants to purchases buyer's common stock valued at $3.0 million. The sale resulted in a pre-tax gain of $97.8 million.

              The Company intends to apply the after-tax net proceeds of the sale to debt reduction. As a result, the Company will lower its debt by approximately $165 million. As of September 30, 1998 all non-escrowed cash has been used to reduce debt.

              In connection with the debt reduction, related deferred financing costs of $2.7 million, or $1.7 million after-tax, have been written off and classified as an extraordinary item.

              The divestiture follows a late 1997 management decision that the pharmacy operations were non-strategic assets. The continuing consolidation of pharmaceutical service companies would have required the Company to make a large investment in the pharmacy business. With this transaction, the fair value of the Company's pharmacy operations is realized and the Company achieves its goal of sharply reducing its debt-to-equity ratio and significantly lowering interest expense.

         - The Company, during 1997 sold one nursing facility (179 operational beds) for $2.0 million. The price for the facility approximated its net book value.


RESULTS OF OPERATIONS

     The following table sets forth details of revenues and earnings as a percentage of total revenues:

                                           THREE MONTHS          NINE MONTHS
                                              ENDED                 ENDED
                                           SEPTEMBER 30          SEPTEMBER 30
                                        -----------------        -------------
                                       1998         1997        1998     1997
                                     ------       -------      ------   ------
Revenues
Routine care and assisted living       66.5%         62.8%       64.2%    62.3%
Medical specialty services             32.8          36.2        35.1     36.6
Other                                   0.7           1.0         0.7      1.1
                                     ------       -------      ------   ------
                                      100.0         100.0       100.0    100.0

Operating and general
 and administrative costs              86.6          87.2        87.0     86.1
Lease costs and depreciation
 and amortization                       6.2           4.8         6.0      4.8
Interest, net                           5.2           2.1         5.2      2.0
Gain on sale of operations and
 other unusual items                  (32.6)           -        (10.8)      -
Earnings before taxes                  34.6           5.9        12.6      7.1
Income taxes                           25.6           2.2         9.1      2.7
Earnings before extraordinary item      8.9           3.6         3.4      4.3
Extraordinary item                     (0.5)           -         (0.2)      -
Net Earnings                            8.4           3.6         3.2      4.3


THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1997

     Revenues in the three months ended September 30, 1998 were $289.9 million, representing an increase of $64.7 million (28.7%) from $225.2 million in the three months ended September 30, 1997. The majority of the Company's revenue was derived from routine skilled nursing facility revenues (64.4%). The increase in revenues of $64.7 million included increases in routine care and assisted living revenues of

$51.4 million, medical specialty services revenues of $13.6 million, partially offset by a decrease in other revenues of $0.3 million.

     The increase in routine care and assisted living facility revenues of $51.4 million included $46.4 million from the opening of newly constructed facilities, the acquisition of two facilities effective September 1, 1997, Arbor's thirty-one facilities effective November 26, 1997, one facility effective January 31, 1998, one facility effective April 1, 1998, and the lease of a facility effective April, 1998, partially offset by a divestiture. Revenues from facilities which the Company operated during each of 1998 and 1997 ("same facilities") increased $5.0 million when comparing periods. Same facility revenues increased between periods due to rate increases, partially offset by lower occupancy and a $0.7 million decline in adjustments related to prior years' estimated settlement amounts. Same facility occupancy, defined as patient days for nursing facilities and units occupied for assisted living
facilities, declined 0.6%.   Average percentage occupancy for same facilities,
based on beds/ units in operation, was 88.1% in the third quarter of 1998 compared with 88.4% in the comparable period of 1997.

     The increase in medical specialty services revenues of $13.6 million (16.7%) included $22.0 million from acquisitions during 1997 and 1998, net of divestitures. The remaining decrease of $8.4 million is due to a number of factors. Restorative therapy revenues decreased approximately $1.5 million due to 3.5% decline in Medicare occupancy, $0.2 million due to a 10% decline in Medicare Part B rates, and $7.7 million primarily due to conversion to salary equivalency. Reduction in oxygen rates by 25% resulted in a decrease in medical specialty services revenues of $0.4 million. Other medical specialty services revenues increased $1.4 million between periods,

OPERATING AND GENERAL AND ADMINISTRATIVE COSTS
     Operating and general and administrative costs increased $54.6 million or 27.8% between periods. The increase included increases in costs relating to acquisitions and new constructed facilities, net of divestitures, of approximately $58.7 million in 1998. The remaining decrease in operating and general and administrative costs of $4.1 million (2.3%) included an increase in wage-related costs of $9.5 million. The increase in wage-related costs include an increase of $10.7 million to attract and retain qualified personnel offset by a decrease in workmen's compensation costs of $1.2 million due to favorable actuarial adjustments for prior years. The remaining decrease, excluding wage-related costs, was decreased medical specialty services costs of $15.0 million, principally from decreased therapy activity and conversion to salary equivalency and a $1.4 million increase related to other routine care and general and administrative costs.

LEASE COSTS AND DEPRECIATION AND AMORTIZATION

     Total lease costs and depreciation and amortization increased $7.3 million (68.3%) to $18.0 million in the three months ended September 30, 1998 compared with the three months ended September 30, 1997. The increase includes $6.2 million as a result of the Arbor acquisition. The remaining increase is principally due to the overall increase in the number of facilities operated by the Company and the construction of additions to the Company's facilities.

GAIN ON SALE OF OPERATIONS AND OTHER UNUSUAL ITEMS
     The Company sold its pharmacy operations on September 16, 1998 for $257.0 million resulting in a gain on sale of $97.8 million before taxes. In addition, the Company recorded $3.3 million in severance costs related to certain staff reductions.

INTEREST
     Net interest expense increased $10.3 million to $15.0 million in the three months ended September 30, 1998 compared with $4.8 million in the comparable period in 1997. The increase is due to the effect of an increase in the average debt level to $659.5 million during the third quarter of 1998 from $271.0 million during the third quarter of 1997 resulting from the Company's acquisitions and capital expenditures and an increase in the weighted average interest rate of all long-term debt to approximately 9.20% during the third quarter of 1998 compared to approximately 7.64% during the third quarter of 1997.

START-UP LOSSES
     The Company has absorbed pre-tax start-up losses associated with newly constructed facilities in the third quarter of 1998 of $2.4 million compared to $0.8 million in the third quarter of 1997. The $1.6 million increase when comparing periods was due to the timing of facility openings in 1998 versus 1997.

INCOME TAXES
     Income taxes in the three months ended September 30, 1998 increased to $74.3 million from $4.9 million in the comparable period in 1997 as a result of the sale of the pharmacy operations. The Company's effective tax rates were 74.0% in the three months ended September 30, 1998 and 36.7% in the three months ended September 30, 1997. The increase in the Company's effective tax rate between periods was primarily due non-deductible goodwill written-off in conjunction with the sale of the pharmacy operations.

EXTRAORDINARY ITEM
     The extraordinary loss in the 1998 third quarter of $1.7 million relates to the write off of deferred financing costs in connection with the debt reduction upon the sale of the pharmacy operations.

NET EARNINGS
     Net earnings in the three months ended September 30, 1998 were $24.2 million. Net earnings prior to the gain on sale of operations and other unusual items, and the extraordinary item were $3.0 million for the three months ended September 30, 1998, a decrease of $5.2 million over net earnings of $8.2 million in the comparable period in 1997.


NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1997

     Revenues in the nine months ended September 30, 1998 were $873.5 million, representing an increase of $210.1 million (31.7%) from $663.4 million in the nine months ended September 30, 1997. The majority of the Company's revenue was derived from routine skilled nursing facility revenues (62.3%). The increase in revenues of $210.1 million included increases in routine care and assisted living revenues of $147.3 million and medical specialty services revenues of $63.6 million partially offset by a decrease in other revenues of $0.8 million.

     The increase in routine care and assisted living facility revenues of $147.3 million included $141.6 million from the opening of newly constructed facilities, the acquisition of facilities in 1997 and 1998, partially offset by a divestiture. Revenues from facilities increased $5.7 million when comparing periods. Same facility revenues increased between periods due to rate increases, partially offset by lower occupancy and a $6.2 million decline in adjustments related to prior years' estimated settlement amounts. Same facility occupancy, defined as patient days for nursing facilities and units occupied for assisted living facilities, declined 1.3%. Average percentage occupancy for same facilities, based on beds/units in operation, was 87.7% in the first nine months of 1998 compared with 88.3% in the comparable period of 1997.


     The increase in medical specialty services revenues of $63.6 million (26.2%) included $82.2 million from acquisitions during 1997 and 1998, net of divestitures. The remaining decrease of $18.6 million is due to a number of factors. Restoration therapy revenue decreased approximately $9.8 million due to a 7.5% decline in Medicare occupancy, $2.0 million due to a 10% decline in Medicare Part B rates, and approximately $9.0 million primarily due to conversion to salary equivalency. Reduction in oxygen rates by 25% resulted in a decrease in medical specialty revenues of $1.3 million. These decreases were partially offset by a $3.5 million increase in Home Health revenues due to volume and price increases.

OPERATING AND GENERAL AND ADMINISTRATIVE COSTS
     Operating and general and administrative costs increased $188.7 million or 33.1% between periods. The increase included increases in costs relating to acquisitions and newly constructed facilities, net of divestitures, of approximately $195.0 million in 1998. The remaining decrease in operating and general and administrative costs of $6.3 million (1.2%) included decreased medical specialty costs of $31.6 million, principally due to decreased therapy activity and the conversion to salary equivalency, partially offset by an increase in wage-related costs of $24.9 million. The increase in wage-related costs included an increase of $25.9 million to attract and retain qualified personnel, partially offset by a decrease in workmen's compensation costs of $1.0 million due to favorable actuarial adjustments for prior years. Other routine care and general and administrative costs increased $0.4 million.


LEASE COSTS AND DEPRECIATION AND AMORTIZATION
     Total lease costs and depreciation and amortization increased $21.2 million (67.0%) to $52.9 million in the nine months ended September 30, 1998 compared with the nine months ended September 30, 1997. The increase includes $17.8 million as a result of the Arbor acquisition. The remaining increase is principally due to the overall increase in the number of facilities operated by the Company and the construction of additions to the Company's facilities.


GAIN ON SALE OF OPERATIONS AND OTHER UNUSUAL ITEMS
     The Company sold its pharmacy operations on September 16, 1998 for $257.0 million resulting in a gain on sale of $97.8 million before taxes. In addition, the Company recorded $3.3 million in severance costs related to certain staff reductions.


INTEREST
     Net interest expense increased $31.5 million to $45.1 million in the nine months ended September 30, 1998 compared with $13.6 million in the comparable period in 1997. The increase is due to the effect of an increase in the average debt level to $699.4 million during the first nine months of 1998 from $253.4 million during the first nine months of 1997 resulting from the Company's acquisitions and capital expenditures and an increase in the weighted average interest rate of all long-term debt to approximately 8.81% in the first nine months of 1998 compared to approximately 7.78% in the first nine months of 1997.


START-UP LOSSES
     The Company has absorbed pre-tax start-up losses associated with newly constructed facilities in the of first nine months of 1998 of $5.7 million compared to $1.8 million in the first nine months of 1997.

The $3.9 million increase when comparing periods was due to the timing of facility openings in 1998 versus 1997.


INCOME TAXES
     Income taxes in the nine months ended September 30, 1998 increased to $79.5 million from $18.0 million in the comparable period in 1997 as a result of the sale of the pharmacy operations, the tax for which totaled $72.9 million. The Company's effective tax rates were 72.0% in the first nine months of 1998 and 38.0% in the first nine months of 1997. The increase in the Company's effective tax rate between periods was primarily due to non-deductible goodwill associated with the sale of the pharmacy operations and amortization expense resulting from the Arbor acquisition.


EXTRAORDINARY ITEM
     The extraordinary loss in the nine months ended September 30, 1998 of $1.7 million relates to the write off of deferred financing costs in connection with the debt reduction upon the sale of the pharmacy operations.


NET EARNINGS
     Net earnings in the nine months ended September 30, 1998 were $28.5 million. Net earnings prior to the gain on sale of operations and other unusual items, and the extraordinary item were $7.2 million for the first nine months of 1998, a decrease of $21.4 million over net earnings of $28.6 million in the comparable period in 1997.


LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY
     The Company's acquisition of Arbor in November 1997 resulted in a substantial increase in its indebtedness and interest expense. The Company arranged for new credit facilities totaling $800 million to finance the acquisition and to refinance existing indebtedness of both Arbor and the Company. The new credit facilities consisted of a $200 million Revolving Credit Facility, a $200 million Tranche A Term Loan Facility, a $200 million Tranche B Term Loan Facility and a $200 million Tranche C Loan Facility. The Revolving Credit Facility and the Tranche A Term Loan Facility have a term of six years. The Tranche B Term Loan Facility has a term of seven years. The Tranche C Loan Facility was utilized to complete the acquisition of Arbor and was repaid upon the subsequent completion of an offering of 9.35% Senior Subordinated Notes. Extendicare, Inc. (The Company's parent) at the time of closing the acquisition, contributed an additional $44.6 million of equity to the Company.


     The Company had cash and cash equivalents of $42.0 million at September 30, 1998 and $1.4 million at December 31, 1997. Included in cash was $38.2 million of proceeds held in escrow in connection with the sale of the pharmacy operations.


     Cash flow generated from operations before working capital changes was $49.0 million for the nine months ended September 30, 1998 compared with $61.1 million in the comparable period of 1997. The decrease in cash flow from operations before working capital changes was the result of decreased operating earnings.


     The Company experienced a decrease in working capital since December 31, 1997, excluding cash and borrowings included in current liabilities, of $115.2 million. The reduction in working capital resulted from a $7.7 million increase in accounts payable and accrued liabilities, including $3.3 million in severance costs related to certain staff reductions, and an increase in taxes payable of $78.2 million. The tax provision included $72.9 million as a result of the sale of the pharmacy operation. Proceeds from the sale of the pharmacy operation which were held in escrow but due to Extendicare Inc. resulted in an increase in liabilities of $12.0 million. Accounts receivable at September 30, 1998, were $215.2 million compared with $225.1 million at December 31, 1997, representing a decrease of $9.9 million. The reduction in accounts receivable included an increase within the nursing facility operations of $2.6 million, a decline within the Company's UPC Health Network medical specialty services operations of $10.1 million and a decline in prior policy year workers' compensation receivables of $2.4 million due to collections. Billed patient care and other receivables increased $24.0 million while third-party payor settlement receivables decreased $21.4 million within the nursing facility operations. The growth in billed patient care receivables of $24.0 million included a decrease of $0.4 million due to a decline in revenues for medical specialty services due to reduced volume and changes in the Federal reimbursement policies, partially offset by increases in other billed services due to rate increases and growth resulting from acquisitions and new construction during the period. The remaining increase in billed patient care receivables of $24.4 million was due to the timing of the receipt of remittances between periods and increased Federally mandated medical reviews. The decline in settlement receivables of $21.4 million between periods included $20.9 million due to higher levels of interim reimbursements received for 1997 versus current year estimated Medicare cost accruals and $4.5 million from the collection of Medicaid program settlements, partially offset by an increase of $4.0 million due to an increase in Medicare RCL exception approvals expected. The decrease in UPC Health Network receivables of $10.1 million between periods included $16.7 million as a result of the sale of the pharmacy operation partially offset by $4.5 million due to growth, billing delays and the timing of the receipt of remittances and $2.1 million due to delays as a result of the conversion to a new billing system.

     Property and equipment decreased $0.6 million from December 31, 1997 to a total of $687.5 million at September 30, 1998. The reduction was the result of acquisitions of $8.5 million and capital expenditures and asset transfers of $46.1 million, offset by depreciation expense of $34.4 million and asset disposals of $20.8 million. Property and equipment capital expenditures during the nine months ended September 30, 1998 included approximately $24.0 million related to the construction of new facilities and bed and therapy unit additions to existing facilities. The Company had under construction at September 30, 1998 two nursing facilities, and three assisted living facilities at a total cost of $21.4 million, of which $11.5 million was incurred prior to September 30, 1998.


     The Company financed a portion of its acquisitions in the first nine months of 1998 through its bank credit financing and the issuance of a $1.0 million promissory note as well as the assumption of existing debt in connection with acquisitions. Existing debt assumed in connection with acquisitions totaled $2.7 million.


     Total borrowings, including bank indebtedness, notes payable and both current and long-term maturities of debt, totaled $530.0 million at September 30, 1998 for a decrease of $183.7 million from December 31, 1997. The decrease was attributable to the use of proceeds from the sale of the pharmacy operations to pay-down debt, partially offset by increases as a result of the growth in property and equipment due to acquisitions and capital expenditures. The weighted average interest rate of all long-term debt was 8.12% at September 30, 1998 and such debt had maturities ranging from 1998 to 2015.


     The Company had a $200 million revolving credit agreement at September 30, 1998. Borrowing availability under this line of credit totaled $151.7 million at September 30, 1998.


     The principal source of liquidity for the Company is cash flow from operations and approximately $151.7 million (net of letters of credit in the amount of $35.3 million) in additional borrowing availability under the Revolving Credit Facility. The Company contemplates incurring capital expenditures (excluding any acquisitions) of approximately $15.0 million for the last three months of 1998. Plans are to complete and open three assisted living facilities (138 units), and two nursing facilities (240 beds), during the last three months of 1998, or early 1999. The Company believes that internally generated cash flow, together with borrowings under the Revolving Credit Facility, will be sufficient to meet the Company's current operational cash requirements to fund its capital expenditure program and to meets current debt obligations.


RECENT DEVELOPMENTS

     On November 1, 1998 the Company completed the acquisition of three skilled nursing facilities (282 operational beds) and one assisted living facility for a total purchase price of $12.3 million.

FORWARD LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q, and other information provided by the Company from time to time, contains certain "forward-looking" statements as that term is defined by the Private Securities Litigation Reform Act of 1995. All statements regarding the Company's expected future financial position, results of operations, cash flows, continued performance improvements, ability to service its debt obligations, finance growth opportunities, respond to changes in government regulations, and similar statements including, without limitation, those containing words such as "believes," "anticipates," "expects," "intends," "estimates," "plans," and other similar expressions are forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of, but not limited to, the following factors: national and local economic conditions; the effect of government regulation and changes in regulations governing the healthcare industry, including the Company's compliance with such regulations; changes in Medicare and Medicaid payment levels; liabilities and other claims asserted against the Company; the ability to attract and retain qualified personnel; the availability and terms of capital to fund acquisitions; the competitive environment in which the Company operates; demographic changes; the ability to timely locate and correct all relevant computer codes prior the year 2000; and the availability and cost of labor and materials. Given these risks and uncertainties, the Company can give no assurances that these forward-looking statements will, in fact, transpire and , therefore, cautions investors not to place undue reliance on them.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  List of Exhibits:

         11.0 Computation of earnings per share for the three months and nine months ended September 30, 1998
         27.0  Financial Data Schedule

(b)  Reports on Form 8-K

     A report on Form 8-K dated September 16, 1998 was filed by the Company stating that the Company sold its institutional pharmacy business to Omnicare, Inc. for a total sales price of $250 million in cash (with $38,203 held in escrow) together with (i) 125,000 common shares of Omnicare, Inc. and (ii) Warrants to purchase 1,500,000 common shares of Omnicare, Inc. at an exercise price of $48.00 per share. The Company projected a net gain on the sale of the pharmacy operations of $31,883 using 6/30/98 balance sheet information at that time.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTENDICARE HEALTH SERVICES, INC.

Date: November 14, 1998              By: /s/ Wesley Carter
                                        -------------------
                                        J. Wesley Carter
                                        President, Chief Executive Officer and
                                        Director (principal executive officer)

Date: November 14, 1998              By: /s/ Stephen F. Dineley
                                        ------------------------
                                        Stephen F. Dineley
                                        Vice President, Chief Financial Officer,
                                        Treasurer and Director (principal
                                        financial officer and principal
                                        accounting officer)

                      EXTENDICARE HEALTH SERVICES, INC.

                                EXHIBIT INDEX


Exhibit No.                      Description
----------                       -----------
  11           Computation of earnings per share for the three months and nine months ended September 30, 1998

  27           Financial Data Schedule