Form 10-K405
period 1998-12-31
EXTENDICARE HEALTH SERVICES INC
filed 1999-03-31
CIK 1052024

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 333-43549
                       EXTENDICARE HEALTH SERVICES, INC.
             (Exact Name of Registrant as Specified in its Charter)

                                    DELAWARE
                        (State or other Jurisdiction of
                         Incorporation or Organization)

                            111 WEST MICHIGAN STREET
                                 MILWAUKEE, WI
                    (Address of Principal Executive Offices)
                                   98-0066268
                                (I.R.S. Employer
                             Identification Number)

                                     53203
                                   (Zip Code)

                                 (414) 908-8000
              (Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X     No  ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to the Form 10-K.                 X

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I
ITEM 1.     BUSINESS....................................................      1
ITEM 2.     PROPERTIES..................................................     11
ITEM 3.     LEGAL PROCEEDINGS...........................................     11
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........     11
                                    PART II
ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.........................................     12
ITEM 6.     SELECTED FINANCIAL INFORMATION..............................     13
ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS........................     14
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK...     22
ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................     24
ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE....................................     44
                                    PART III
ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........     45
ITEM 11.    EXECUTIVE COMPENSATION......................................     47
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT..................................................     50
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............     50
                                    PART IV
ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
            8-K.........................................................     51

ITEM 1. BUSINESS

     Extendicare Health Services, Inc (the "Company") is an indirect wholly-owned subsidiary of Extendicare Inc. ("Extendicare"). The Company was incorporated in Delaware in 1984. The Company is subject to certain of the informational requirements of the Securities Exchange Act of 1934 due to its public offering of 9.35% Senior Subordinated Notes Due 2007, which have been registered under the Securities Act of 1933, as amended.

GENERAL

     The Company is one of the largest providers of long-term care and related medical specialty services in the United States. Through its geographically clustered facilities, the Company offers a continuum of healthcare services, including skilled nursing care, assisted living care and related medical specialty services, such as subacute care and rehabilitative therapy, and medical equipment, supplies and services. The Company is one of the top ten operators of long-term care facilities in the United States in terms of both number of beds and revenues, with 203 skilled nursing facilities (21,718 beds) and 43 assisted living and retirement facilities (1,818 units) located in 14 states. On December 31, 1998, the Company owned approximately 81% of its facilities, enhancing its credit quality and financial flexibility.

INDUSTRY OVERVIEW

     According to industry sources, long-term care spending was estimated at approximately $120 billion in 1996, or approximately 11% of total national health expenditures, with nursing facilities accounting for $84 billion of this total. Approximately 1.7 million people reside in nursing facilities, while another 5.6 million elderly persons require care and services in their homes or in community-based settings. It is estimated that the number of elderly persons requiring long-term care services will grow from approximately 7.3 million in 1995 to over 9 million in the year 2005. Of these totals, one-third or more are expected to be comprised of nursing facility residents while the others are expected to receive care in home or community-based settings. As home healthcare and subacute care services become more accepted and demographics shift toward an aging population with increased long-term care needs, it is estimated that long-term care expenditures (defined as nursing facility expenditures plus home care expenditures) will grow to $250 billion by the year 2005, representing 14% of total national health expenditures.

     The long-term care and post-acute care industries include rehabilitation hospitals and facilities, skilled nursing facilities, assisted living facilities, intermediate care facilities, and home health services. Each of these segments have experienced rapid growth. The number of rehabilitation hospitals grew 152% from 1986 to 1996, while rehabilitation units within acute care hospitals grew 83% during the same period. While the number of freestanding nursing facilities has remained flat over the last ten years (17,100 in 1986 vs. 17,400 in 1996), hospital-based skilled nursing facilities have increased from 1,145 in 1990 to 2,088 in 1996 (an 80% increase).

     In addition to an aging population, the long-term care industry is changing as a result of several fundamental factors which the Company believes that it is well positioned to capitalize on, including the following:

SUPPLY/DEMAND IMBALANCE

     Acquisition and construction of additional skilled nursing facilities are subject to certain restrictions on supply including government-legislated moratoriums on new capacity or licensing restrictions limiting the growth of services. Such restrictions on supply, coupled with an aging population, are causing a decline in the availability of long-term beds per person 85 years of age or older. Additionally, advances in medical technology are enabling the treatment of certain medical conditions outside the hospital setting. As a result, patients requiring a higher degree of monitoring, more intensive and specialized medical care, 24-hour per day nursing care, and a comprehensive array of rehabilitative therapies are increasing, resulting in a need for long-term care. The Company believes that such specialty care can be provided at a significantly lower cost than in traditional acute care and rehabilitation hospitals.

COST CONTAINMENT PRESSURES

     As the number of people over age 65 continues to grow and as advances in medicine and technology continue to increase life expectancies, healthcare costs are expected to rise faster than the availability of resources from government-sponsored healthcare programs. In response to such rising costs, governmental and private pay sources in the United States have adopted cost containment measures that encourage reduced lengths of stay in acute care hospitals. As a result, average acute care hospital stays have been shortened, and many patients are discharged despite a continuing need for nursing or specialty healthcare services. This trend has increased demand for long-term care, home healthcare, outpatient facilities, hospices and assisted living facilities. In addition, long-term care companies with an integrated network and a broad range of services will be in a good position to contract with managed care companies and other payors. Furthermore, given the recent changes in the reimbursement to long-term care companies (i.e., development of the Medicare Prospective Payment System ("PPS") for skilled nursing and tightened reimbursement levels as a result of increased managed care penetration), information systems to understand clinical and financial data will be critical for managed care contracting and internal cost management.

CHANGING FAMILY DYNAMICS

     As a result of the growing number of two-income families, many people are not able to care for elderly parents in their homes. Two-income families are, however, better able to provide financial support for elderly parents to receive the care they need in a nursing or assisted living facility.

BUSINESS STRATEGY

     The Company has experienced growth in operations over the past five years. The Company seeks to continue this growth through a strategy based on its ongoing commitment to the provision of high-quality healthcare services while positioning itself to take advantage of the changing healthcare environment. The Company geographically clusters its long-term care facilities and services in order to offer its customers a broad range of long-term care and ancillary services and improve operating efficiencies. The Company seeks to implement its strategy by:

EXPANDING NURSING FACILITY OPERATIONS

     The Company is expanding its nursing facility operations through the selective acquisition and construction of nursing facilities. Consistent with its emphasis on geographical clustering, the Company prefers to expand in areas which are in close proximity to its existing facilities, where (i) management is already in place and has expertise relating to the regulatory and reimbursement environments, (ii) it can participate as an active member of the nursing facility association in the state, and (iii) its reputation is established. In addition, ancillary services and those of the Company's UPC Health Network can be provided from regional offices. In establishing new state or regional clusters, the Company considers local demographic, regulatory and reimbursement environments of a particular state or region.

     As a result of Certificate of Need ("CON") licensing restrictions, growth of nursing facilities is expected to be primarily through acquisition. During the past five years, the number of nursing facilities operated by the Company has increased by 59 and resident capacity has increased by 5,885. The Company had under construction, at December 31, 1998, one nursing facility addition (resident capacity of 19) and two nursing facilities (resident capacity of 240) scheduled for completion in 1999.

SELECTIVE DIVESTITURE

     The Company is in the process of selling facilities which no longer meet its criteria for financial or operational performance. It is actively marketing 10 to 12 facilities to potential purchasers.

DEVELOPING ASSISTED LIVING AND RETIREMENT FACILITIES

     The Company will continue its active development and operation of assisted living and retirement facilities. The Company generally locates its assisted living and retirement facilities adjacent or in close proximity to its nursing facilities, enabling the Company to utilize existing personnel, management systems and land, as well as to take advantage of its established reputation. Assisted living facilities allow the Company to serve its communities better by providing a continuum of service that meets a wider variety of needs. In addition, assisted living and retirement facilities generate revenues with a higher private pay component than revenues from nursing facilities, thereby improving operating margins. During the past five years, the Company has increased the number of assisted living and retirement facilities it operates by 30 and increased unit capacity by 1,256. The Company had under construction at December 31, 1998 two additional assisted living facilities (unit capacity of 99).

FOCUSING ON SMALLER URBAN COMMUNITIES

     The Company intends to maintain its geographic focus on smaller urban communities. The Company believes that it has established a reputation as a community-oriented long-term care provider and has developed experience in serving and marketing to smaller urban communities. The Company also believes that operating in such communities results in a more stable workforce.

EMPHASIZING OWNERSHIP OF ASSETS

     Unlike a number of other long-term care providers, the Company owns rather than leases a majority of its properties. See "Item 2 Properties." The Company believes ownership of such properties increases the Company's flexibility in utilizing facilities, constructing additions for ancillary services such as subacute care or rehabilitative therapy and adding assisted living and retirement facilities adjacent to nursing facilities. In addition, ownership of facilities enables the Company to control costs without regard to escalating lease payments.

OPERATIONS

LONG-TERM CARE SERVICES

     Nursing Care. Nursing facilities provide a broad range of long-term geriatric and subacute care and rehabilitative therapy services, including skilled nursing care and ancillary services, to persons who do not require the more extensive and specialized services and supervision of a hospital. The nursing facilities employ registered nurses, licensed practical nurses, therapists, certified nursing assistants and qualified healthcare aides who provide care as prescribed by each resident's attending physician and a full range of personal support. All nursing facilities provide daily dietary services, social services and recreational activities, as well as basic services such as housekeeping and laundry. As of December 31, 1998, the Company operated 203 nursing facilities with 21,718 licensed beds.

     Assisted Living and Retirement Facilities. In its assisted living facilities, the Company provides home-like accommodations, meals and assistance in the activities of daily living to seniors who require some help, but not the level of nursing care provided in a nursing facility. The Company's retirement communities provide activities, security, special amenities, comfortable apartments, housekeeping services and meals. An assisted living facility enhances the value of an existing nursing facility in those situations where the two facilities operate side by side, and allows the Company to better serve the communities in which it operates by providing a broader continuum of service. All of the Company's assisted living facilities are within close proximity to its nursing facilities. As of December 31, 1998, the Company operated 43 assisted living and retirement facilities with resident capacity of 1,818 units.

     Due to the rapidly increasing segment of the U.S. population seeking assisted living accommodations and the relative immaturity of the assisted living market in the United States, the Company expects strong demand for these services in the foreseeable future. The Company acquired one assisted living facility and completed construction of and opened five assisted living facilities, with a total of 332 units, in 1998, and had under construction at December 31, 1998 an additional two assisted living facilities (capacity of 99 units).

     Management Services. The Company also applies its operating expertise through the management of nursing and assisted living facilities for others. During 1996, the Company increased its facilities under management by eight. At December 31, 1998, there were eight nursing facilities and five assisted living facilities under management with capacity to serve 1,120 residents.

MEDICAL SPECIALTY SERVICES

     The Company provides rehabilitative therapy services on an in-patient and outpatient basis and provides medical specialty equipment and home care services to individuals in their own home. These services are managed through the Company's UPC Health Network division, which in addition to providing services in the Company's nursing facilities, operates 54 regional service centers and satellite locations in eight states.

     The UPC Health Network division formerly operated an institutional pharmacy services business, providing pharmacy supplies and services to both the Company's and other non-affiliated residents. In September 1998, the Company sold its institutional pharmacy operations to Omnicare, Inc. and subsequently entered into a preferred provider agreement with Omnicare to provide the Company with high-quality and cost-efficient pharmacy services.

     Rehabilitative Therapy. The United States health care system is applying pressure on acute and managed care providers to discharge patients more rapidly to less intensive and low-cost care environments. The strong interdisciplinary approach to patient services, in conjunction with the support services that the patient and family receive, are important in optimizing clinical outcomes and level of satisfaction. In response to this market trend, all of the Company's nursing facilities have expanded their ability to provide patient-centered outcome-oriented subacute and rehabilitative care.

     The Corporation provides rehabilitative therapy services on an inpatient and outpatient basis to clients who require, for example, physical, occupational, or speech-language therapy. At December 31, 1998, 99 of the Company's nursing facilities operated expanded therapy units, comprising 1,500 to 5,000 square feet of therapy space, 74 of which were providing outpatient care. In addition, the Corporation now operates 24 freestanding outpatient rehabilitative therapy clinics and operates therapy units in nine non-affiliated nursing facilities. During 1998, the Corporation brought the employment of its therapists in-house, rather than continuing to provide the services through the use of contract therapists, in order to reduce operating costs to position itself for PPS.

     Medical Services and Supplies. The UPC Health Network's retail and home health operation distributes durable medical equipment and supplies, such as wheelchairs, hospital beds, oxygen and diabetic supplies. It also provides a wide range of services such as intravenous therapy products and respiratory, oxygen and enteral therapies to hospitals, long-term care facilities and individuals at home. The UPC Health Network operates a home health agency in southeastern Wisconsin that includes skilled nursing and home health care services, as well as in-home physical, occupational and speech therapy programs. The operation employs trained and experienced home health nurses, nurses' aides and therapists.

     Group Purchasing Services. UHF Purchasing Group, a division of the UPC Health Network, provides purchasing services throughout the United States to over 2,200 nursing facilities. Its program offers group purchasing of a complete line of food, supplies and capital equipment at volume pricing from a wide range of vendors.

SOURCES OF REVENUE

     The Company derives its revenue from Medicare, Medicaid and private pay sources. During 1998 the Company derived approximately 28%, 37% and 35% of its revenue from these sources, respectively.

     Private Pay. The Company classifies payments from individuals who pay directly for services without governmental assistance as private pay revenue. The private pay classification also includes revenues from commercial insurers, health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs") and other charge-based payment sources as well as revenue from HMO Medicare risk plans. Blue Cross and Veteran's Administration payments are included in private pay and are made pursuant to renewable contracts with these payors.

     Medicare. Medicare is a health insurance program funded and administered by the federal government primarily for individuals entitled to Social Security who are age 65 or older. Medicare covers the first 20 days of stay in a skilled nursing facility ("SNF") in full, and the next 80 days above a daily coinsurance amount, after the individual has qualified by a three-day hospital stay. The Medicare program consists of two parts: Medicare Part A and Medicare Part B. Medicare Part A covers inpatient services for hospitals, nursing facilities, and certain other healthcare providers, and patients requiring daily professional skilled nursing and other rehabilitative care. Medicare Part B covers services for suppliers of certain medical items, outpatient services, and doctor's services.

     For 1998, Medicare Part A and Part B payments were received by the Company through essentially three Medicare payment models: the cost-based reimbursement model, the Medicare Risk HMO model, or the PPS.

     Under the cost-based model, the Company's nursing facilities receive interim payments during the year for each facility's expected reimbursable costs. Reimbursement is based on the submission of a year-end cost report, which reconciles interim payments to Medicare costs. A settlement is remitted or received based on the results of the cost report and the amount of interim payments made by Medicare.

     Through the Medicare Risk HMO model, the Company provides services to Medicare Risk HMO enrollee's at a predetermined negotiated rate. The Company contracts directly with the HMO participating in the program to provide services to its enrollees. The HMO solicits its enrollees from general Medicare eligible beneficiary population. The Medicare beneficiary forfeits his/her traditional Medicare benefits to participate in the Medicare Risk HMO plan.

     The Balanced Budget Act of 1997 (the "Balanced Budget Act"), signed into law on August 5, 1997, made numerous changes to the Medicare and Medicaid programs which affect the Company. With respect to the Medicare program, the new law requires the establishment of a PPS for SNF services. Under the PPS, long-term care providers are reimbursed for Medicare Part A services based on federally established per diem rates for 44 various categories of care associated with the medical complexities and needs of the patients. The patient's payment category dictates the amount that the provider will receive to care for the patient on a daily basis. This new legislation became effective for cost report periods commencing July 1, 1998 and after. For the Company, this new system became effective for three facilities during 1998. The remainder of the Company's facilities became subject to PPS as of January 1, 1999. Under certain criteria, a three-year phase-in to the PPS is effective.

     Medicaid. Medicaid is a state-administered program financed by state funds and matching federal funds. The program provides for medical assistance to the indigent and certain other eligible persons. Medicaid reimbursement formulas are established by each state with the approval of the federal government in accordance with federal guidelines. All of the states in which the Company operates currently use cost-based reimbursement systems which generally may be categorized as prospective or retrospective in nature. Under a prospective system, per diem rates are established based upon the historical cost of providing services during a prior year, adjusted to reflect factors such as inflation and any additional services which are required to be performed. Many of the prospective payment systems under which the Company operates contain an acuity measurement system which adjusts rates based on the care needs of the patient. Retrospective systems operate much like the Medicare program. Nursing facilities are paid on an interim basis for services provided, subject to adjustments based on allowable costs, which are generally submitted on an annual basis. Additional payment to a nursing facility by the state or repayment from a nursing facility to the state can result from the submission of cost reports and their ultimate settlement. The majority of the states in which the Company operates nursing facilities use prospective systems.

     The Balanced Budget Act repealed the federal payment standard (known as the Boren Amendment), which required state Medicaid programs to pay rates that were reasonable and adequate to meet the costs which must be incurred by efficiently and economically operated nursing facilities. As a result, for Medicaid services provided on or after October 1, 1997, states have considerable flexibility in establishing payment rates. The Company is not able to predict whether any states will adopt changes in their Medicaid reimbursement systems, or, if adopted and implemented, what effect such initiatives would have on the Company. Nevertheless, there can be no assurance that such changes in Medicaid reimbursement to nursing facilities will not have an adverse effect on the Company. The Balanced Budget Act also allows states to mandate enrollment in managed care systems without seeking approval from the Secretary of Health and Human Services for waivers from certain Medicaid requirements as long as certain standards are met. Although historically these managed care programs have exempted institutional care, no assurance can be given that these waiver projects ultimately will not change the reimbursement system for long-term care facilities from fee-for-service to managed care negotiated or capitated rates or otherwise affect the levels of payment to the Company.

     Funds received by the Company under Medicare and Medicaid are subject to audit with respect to proper application of various payment formulas. Such audits can result in retroactive adjustments to revenue. The Company believes that the payment formulas applicable to it have been properly applied and that any future adjustments will not have a material impact on its operations.

MARKETING

     Most of the Company's long-term care facilities are located in smaller urban communities. The Company focuses its marketing efforts predominantly at the local level. The Company believes that the selection of a long-term care facility is strongly influenced by word-of-mouth advertising and referrals from physicians, hospital discharge planners, community leaders, neighbors and family members. The administrator of each long-term care facility is therefore a key element of the Company's marketing strategy. Each administrator is responsible for developing relationships with potential referral sources. The Company sets overall marketing strategy and provides marketing direction and support to each of its administrators with training and promotional materials.

QUALITY OF CARE

     The focus of the Company's commitment to excellence is its belief in treating residents with dignity and respect through the implementation of rigorous standards that management and staff at all levels constantly assess and update. A Vice President of Quality Management leads a department which is primarily responsible for establishing and auditing care and service delivery systems and standards for the nursing facilities and assisted living facilities. This department is also responsible for developing systems, programs and standards for all professional disciplines and services provided to users of the Company's services, including nursing, dietary, social services, activities, ethical practices, mental health services, behavior management, quality validation and continuous quality improvement. Training of employees at all levels is an integral part of the Company's on-going efforts to improve and maintain its quality. Each new nursing facility administrator or director of nursing is required to attend two weeks of Company-provided training to ensure that he or she has an understanding of all aspects of nursing facility operations, including clinical, management and business operations. The Company conducts additional training for these individuals and all other staff on a regional or local basis.

GOVERNMENT REGULATION

     The provision of institutional care through nursing facilities is subject to regulation by various federal, state and local governmental authorities in the United States. There can be no assurance that such authorities will not impose additional restrictions on the Company's activities that might adversely affect the Company's business.

     General Regulatory Requirements. Nursing facilities, assisted living facilities and other healthcare businesses are subject to annual licensure and other regulatory requirements of state and local authorities. In addition, in order for a nursing facility to be approved for payment under the Medicare and Medicaid reimbursement programs, it must meet the participation requirements of the Social Security Act and the regulations thereunder. The regulatory requirements for nursing facility licensure and participation in Medicare and Medicaid generally prescribe standards relating to provision of services, resident rights, physical environment and administration. Nursing and assisted living facilities are generally subject to unannounced annual inspections by state or local authorities for purposes of relicensure and nursing facilities for purposes of recertification under Medicare and Medicaid.

     OBRA-1987. In 1987, the United States Congress passed the Omnibus Budget Reconciliation Act which included extensive revisions to the Medicare and Medicaid statutory requirements for nursing facilities. These provisions prescribe an outcome-oriented approach to the provision of services and require that each resident receive the necessary care and services to attain or maintain the highest practicable physical, mental and psychosocial well-being in accordance with the resident's individualized assessment and plan of care. The rules also established requirements for survey, certification and enforcement procedures. The Health Care Financing Administration of the Department of Health and Human Services ("HCFA") promulgated regulations, effective July 1, 1995, to implement the survey, certification and enforcement procedures. The survey process is intended to review the actual provision of care and services, with an emphasis on resident outcomes to determine whether the care provided meets the assessed needs of the individual residents. Surveys are generally conducted on an unannounced annual basis by state survey agencies. Remedies are assessed for deficiencies based upon the scope and severity of the cited deficiencies. The regulations specify that the remedies are intended to motivate facilities to return to compliance and to facilitate the removal of chronically poor performing facilities from the program. Remedies range from directed plans of correction, directed in-service training and state monitoring for minor deficiencies; denial of Medicare or Medicaid reimbursement for existing residents or new admissions and civil money penalties up to $3,000 per day for deficiencies that do not constitute immediate jeopardy to resident health and safety; and appointment of temporary management, termination from the program and civil money penalties of up to $10,000 for one or more deficiencies that constitute immediate jeopardy to resident health or safety. The regulations allow state survey agencies to identify alternative remedies that must be approved by HCFA prior to implementation.

     Effective with the implementation of the regulation, promulgated in 1995, HCFA created a new concept that allows facilities with acceptable regulatory histories to have an opportunity to correct their deficiencies by a "date certain" and not impose sanctions unless they do not return to compliance. Facilities with deficiencies constituting immediate jeopardy to resident health and safety and those that are classified as poor performing facilities are not given an opportunity to correct their deficiencies prior to the assessment of remedies. From time to time, the Company receives notices from federal and state regulatory agencies relating to alleged deficiencies for failure to comply with all components of the regulations. While the Company does not always agree with the positions taken by the agencies, the Company reviews such notices and takes corrective action when appropriate. Due to the fact that the new regulatory process provides the Company with limited appeal rights, many alleged deficiencies are not challenged even if the Company is not in agreement with the allegation.

     The July 1995 regulation mandates that facilities which are not in substantial compliance and do not correct deficiencies within a certain time frame must be terminated from the Medicare and/or Medicaid programs. Generally, the facility has no more than six months from deficiency identification to correct the deficiency, but shorter time frames apply when immediate jeopardy to the health or safety of the residents is alleged by the survey agency. While the Company endeavors to comply with all applicable regulatory requirements, from time to time certain of the Company's nursing facilities have been subject to various sanctions and penalties as a result of deficiencies alleged by HCFA or state survey agencies. In 1998, the Company's Greenbelt, Maryland facility lost its certification under the Medicare and Medicaid systems. The Company ceased operations at the facility in 1998 and will proceed to sell the facility in 1999. There can be no assurance that the Company will not be subject to similar sanctions and penalties in the future.

     Of the Company's nursing facilities surveyed to date under the new regulation and for which a determination has been rendered, approximately 99 percent were found to be in substantial compliance at the initial or follow up survey visit. The Company believes that this performance is comparable to the performance of other similar multifacility corporations. The Company expects that those of its facilities not in substantial compliance will ultimately achieve this objective. The Company is unable to predict its compliance outcome in the future and could be adversely affected if a substantial portion of its facilities were determined not to be in compliance with applicable regulations. The Company believes that it has appropriate systems and mechanisms in place to monitor care and service delivery. The industry as a whole has raised with HCFA its serious concern that the new survey, certification and enforcement process does not appropriately measure performance against applicable requirements and that the process is being applied inconsistently among survey sites. Fundamental to the concern is the change in how surveyors perceive a deficient practice. Prior to July 1995, a deficiency would be identified only if a pattern of less than acceptable performance was observed. Under the present regulation, any lack of perfection produces an alleged deficiency.

     Restrictions on Acquisitions and Construction. The Company's acquisition and construction of additional nursing facilities are subject to state regulation. All of the states in which the Company currently operates (other than Idaho) have adopted CONs and other laws to regulate expansion, which generally require that a state agency approve certain acquisitions or physical plant changes and determine that a need exists prior to the addition of beds or services, the implementation of the changes or the occurrence of certain capital expenditures. Certain states have also passed legislation, enacted rules and regulations and adopted policies that prohibit, restrict or delay the issuance of CONs. In addition, in most states the reduction of beds or the closure of a facility requires the approval of the appropriate state regulatory agency and, if the Company were to determine to reduce beds or close a facility, the Company could be adversely affected by a failure to obtain or a delay in obtaining such approval. To the extent that CON or other similar approvals are required for expansion of the Company's operations, either through facility acquisitions, construction of new facilities or additions to existing facilities, or expansion or provision of new services or other changes, the Company's expansion proposals could be adversely affected by the inability to obtain the necessary approvals, changes in the standards applicable to such approvals and possible delays and expenses associated with obtaining such approvals.

     Regulation of Certain Transactions. Federal law provides for exclusion of practitioners, providers and related persons from participation in most federal healthcare programs, including the Medicare and Medicaid programs, if the individual or entity has been convicted of a criminal offense related to the delivery of an item or service under these programs or if the individual or entity has been convicted, under state or federal law, of a criminal offense relating to neglect or abuse of residents in connection with the delivery of a healthcare item or service. Other individuals or entities may be, but are not required to be, excluded from such programs under certain circumstances, including but not limited to the following: conviction related to fraud; conviction relating to obstruction of an investigation; conviction relating to a controlled substance; licensure revocation or suspension; exclusion or suspension from state or federal healthcare programs; filing claims for excessive charges or unnecessary services or failure to furnish medically necessary services; and ownership or control by an individual who has been excluded from the Medicaid and/or Medicare programs, against whom a civil monetary penalty related to the Medicaid and/or Medicare programs has been assessed, or who has been convicted of the crimes described in this paragraph. The illegal remuneration provisions of the Social Security Act make it a felony to solicit, receive, offer to pay or pay any kickback, bribe or rebate in return for referring a resident for any item or service, or in return for purchasing, leasing, ordering or arranging for any good, facility, service or item, for which payment may be made under the federal healthcare programs. A violation of the illegal remuneration statute may result in the imposition of criminal penalties, including imprisonment for up to five years, the imposition of a fine of up to $25,000 or both. A civil action to exclude a provider from the Medicaid and/or Medicare programs may also be brought. The recently enacted Balanced Budget Act also includes numerous health fraud provisions, including: new exclusion authority for the transfer of ownership or control interest in an entity to an immediate family or household member in anticipation of, or following, a conviction, assessment, or exclusion; increased mandatory exclusion periods for multiple health fraud convictions, including permanent exclusion for the convicted of three health care-related crimes; authority for the Secretary to refuse to enter into Medicare agreements with convicted felons; new civil money penalties for contracting with an excluded provider or violating the federal anti-kickback statute; new surety bond and information disclosure requirements for certain providers and suppliers; and an expansion of the mandatory and permissive exclusions added by the Health Insurance Portability and Accountability Act of 1996 to any federal health care program (other than the Federal Employees Health Benefits Program). There are also other civil and criminal statutes applicable to the long-term care industry, such as those governing false claims. The Company has contractual relationships with some healthcare providers. Some states in which the Company operates also have laws that govern financial arrangements between healthcare providers. The Company believes that it is in compliance and that its practices are not in violation of the foregoing statutes or regulations. The Company cannot reasonably predict whether enforcement activities will increase at the federal or state level or the effect of any such increase on its business.

     In the summer of 1995, a major anti-fraud demonstration project, "Operation Restore Trust" ("ORT") was announced by the Office of the Inspector General ("OIG"). A primary purpose for the project is to scrutinize the activities of healthcare providers who are reimbursed under the Medicare and Medicaid programs. Initial investigation efforts have focused on skilled nursing facilities, home health and hospice agencies, and durable medical equipment suppliers in Texas, Florida, New York, Illinois and California. On May 20, 1997, HHS announced that ORT will be expanded during the next two years to include 12 additional states (Arizona, Colorado, Georgia, Louisiana, Massachusetts, Missouri, New Jersey, Ohio, Pennsylvania, Tennessee, Virginia and Washington), as well as several other types of healthcare services. Over the longer term, ORT enforcement actions could include criminal prosecutions, suit for civil penalties, and/or Medicare, Medicaid or federal healthcare program exclusions. One of Arbor Health Care Company's ("Arbor"), a subsidiary of the Company, facilities was charged for therapy services which were inadequately documented. Following this investigation, Arbor adopted measures to strengthen its documentation relating to reimbursable services. While the Company does not believe that it is the target of any such investigation under ORT, there can be no assurance that substantial amounts will not be expended by the Company to cooperate with any such investigation or to defend allegations arising therefrom. If it were found that any of the Company's practices failed to comply with the anti-fraud provisions, the Company could be materially adversely affected.

     Cross Disqualification and Delicensure. In certain circumstances, conviction of abusive or fraudulent behavior with respect to one facility may subject other facilities under common control or ownership to disqualification from participation in Medicaid or Medicare programs. Executive Order 12549 prohibits any corporation or facility from participating in federal contracts if it or its "principals" have been debarred, suspended or are ineligible, or have been voluntarily excluded, from participation in federal contracts. A principal has been defined as an officer, director, owner, partner, key employee or other person with primary management or supervisory responsibilities. In addition, some state regulations provide that all facilities under common control or ownership licensed within a state are subject to delicensure if any one or more of such facilities are delicensed.

     Environmental Laws and Regulations. Certain federal and state laws govern the handling and disposal of medical, infectious and hazardous waste. Failure to comply with those laws or the regulations promulgated thereunder could subject an entity covered by these laws to fines, criminal penalties and other enforcement actions. The Company has developed policies with respect to the handling and disposal of medical, infectious and hazardous waste to assure compliance by each of its facilities with those laws and regulations. The Company believes that it is in material compliance with applicable laws and regulations governing these requirements.

     Federal regulations promulgated by the Occupational Safety and Health Administration impose additional requirements on the Company with regard to protecting employees from exposure to blood borne pathogens. The Company believes that it has policies and procedures in place to preclude actions by this regulatory body.

COMPETITION

     The long-term care industry in the United States is highly competitive with companies offering a variety of similar services. The Company faces competition locally and regionally from other healthcare providers, including for-profit and not-for-profit organizations, home health agencies, medical supplies and services agencies, and rehabilitative therapy providers. Significant competitive factors affecting the placement of residents in nursing and assisted living facilities include quality of care, services offered, reputation, physical appearance, location and, in the case of private-pay residents, cost of the services. Since there is little price competition with respect to Medicaid and Medicare residents, the range of services provided by the Company's nursing facilities and their locations affect a facility's competitive position in its market. The Company's medical services and supplies operation and its group purchasing operation compete with other similar operations ranging from small local operators to companies which are national in scope and distribution capability. The Company focuses its marketing efforts on the medical and healthcare communities in each location it serves. There can be no assurance that the Company will not encounter increased competition which could adversely affect its business, results of operations or financial condition.

     The Company also competes with other providers in the acquisition and development of additional facilities. Other competitors may accept a lower rate of return and therefore present significant price competition. Also, tax-exempt not-for-profit organizations may finance acquisitions and capital expenditures on a tax-exempt basis or receive charitable contributions unavailable to the Company.

LIABILITY, INSURANCE AND LEGAL PROCEEDINGS

     The Company is from time to time subject to such suits as a result of the nature of its business. The Company currently maintains insurance policies, including comprehensive general liability, property coverage, and workers' compensation/employer's liability insurance, in amounts and with such coverage and deductibles as it deems appropriate, based on the nature and risks of its business, historical experience and industry standards. In addition, the Company would not be liable for malpractice claims made against non-employees of the Company, including attending physicians at its own facilities and employees of facilities managed by the Company. There can be no assurance, however, that claims will not arise which are in excess of the Company's insurance coverage or are not covered by the Company's insurance coverage. A successful claim against the Company not covered by, or in excess of, the Company's insurance could have a material adverse effect on the Company's financial condition and results of operations. Claims against the Company, regardless of their merit or eventual outcome, would require management to devote time to matters unrelated to the operation of the Company's business and, due to publicity, may also have a material adverse effect on the Company's ability to attract residents or expand its business. In addition, the Company's insurance policies must be renewed annually and there can be no assurance that the Company will be able to continue to obtain liability insurance coverage in the future or, if available, that such coverage will be available on acceptable terms.

EMPLOYEES

     As of December 31, 1998, the Company employed approximately 25,500 people, including approximately 5,400 registered and licensed practical nurses, 9,100 nursing assistants, 1,600 therapists, 7,800 dietary, domestic, maintenance and other staff, and 1,460 administrative employees who work at corporate offices and facilities. There are approximately 46 collective bargaining agreements (17 of which expire within 12 months of March 31, 1999) among nine unions covering approximately 3,400 employees. The Company believes that its relationship with its employees is good.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

     Certain of the matters discussed under Items 1-7a contain certain forward-looking statements concerning the Company's operations, economic performance and financial condition, including, among other things, the Company's business strategy. These statements are based on the Company's expectations and are subject to various risks and uncertainties. Actual results could differ materially from those anticipated due to a number of factors, including those identified under Item 1 and elsewhere in this document.

ITEM 2. PROPERTIES

     At December 31, 1998, the Company operated 246 long-term care facilities, with capacity to serve 23,536 residents in 14 states. Of such facilities, 200 were owned, 33 were leased, 13 were managed, and 26 of the leased properties had purchase options and/or rights of first refusal.

The following table lists by state, the nursing, assisted living and retirement facilities owned, leased or managed by the Company at December 31, 1998:

                                 OWNED                   LEASED(1)                  MANAGED                    TOTAL
                         ----------------------    ----------------------    ----------------------    ----------------------
                                       RESIDENT                  RESIDENT                  RESIDENT                  RESIDENT
                         FACILITIES    CAPACITY    FACILITIES    CAPACITY    FACILITIES    CAPACITY    FACILITIES    CAPACITY
                         ----------    --------    ----------    --------    ----------    --------    ----------    --------
Florida..............        35          3,848         --            --          --            --          35          3,848
Ohio.................        23          2,316         10         1,152           1            70          34          3,538
Pennsylvania.........        21          2,225         --            --          11           810          32          3,035
Wisconsin............        36          2,869         --            --          --            --          36          2,869
Indiana..............        16          1,508          4           462           1           240          21          2,210
Texas................         7            827         13         1,017          --            --          20          1,844
Washington...........        19          1,650          4           371          --            --          23          2,021
Kentucky.............        19          1,550         --            --          --            --          19          1,550
Minnesota............        11          1,402         --            --          --            --          11          1,402
Oregon...............         5            331          2           135          --            --           7            466
Arkansas.............         4            281         --            --          --            --           4            281
Idaho................         2            232         --            --          --            --           2            232
Delaware.............         1            120         --            --          --            --           1            120
West Virginia........         1            120         --            --          --            --           1            120
                            ---         ------         --         -----          --         -----         ---         ------
Total................       200         19,279         33         3,137          13         1,120         246         23,536
                            ===         ======         ==         =====          ==         =====         ===         ======

---------------
(1) The average remaining life of the leases, including renewal options exercisable solely by the Company is seven years.

     The Company had under construction at December 31, 1998, 2 assisted living facilities with resident capacity of 99, 2 nursing facilities with resident capacity of 240, and 1 nursing facility addition with resident capacity of 19.

     The UPC Health Network provides its services through 54 additional locations, substantially all of which are leased, as follows: Florida -- 7; Massachusetts -- 1; Minnesota -- 1; Ohio -- 2; Pennsylvania -- 10; Texas -- 9; Washington --1; and Wisconsin -- 23.

ITEM 3. LEGAL PROCEEDINGS

     The Company's business entails an inherent risk of liability. In recent years, participants in the long-term care industry have become subject to an increasing number of lawsuits arising from operations. However, the Company is not currently involved in any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Not applicable

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents selected financial data derived from the consolidated financial statements of the Company as audited by KPMG LLP, independent certified public accountants (together with the notes thereto and the accountants' report thereon, the "Consolidated Financial Statements"). The following information should be read in conjunction with the "Consolidated Financial Statements" included at Item 8 and "Management's Discussion and Analysis of Financial Condition & Results of Operation" included at Item 7 of this document.

                                                            YEAR ENDED DECEMBER 31,
                                          ------------------------------------------------------------
                                             1998          1997         1996        1995        1994
                                             ----          ----         ----        ----        ----
                                                 (DOLLARS IN THOUSANDS UNLESS OTHERWISE NOTED)
INCOME STATEMENT DATA:
Revenues:
  Routine care and assisted living......  $  763,586    $  570,294    $526,486    $498,140    $470,310
  Medical specialty.....................     367,611       336,325     290,515     242,339     188,419
  Other.................................       9,238         9,542       7,346       6,649       6,265
                                          ----------    ----------    --------    --------    --------
                                           1,140,435       916,161     824,347     747,128     664,994
Costs and expenses:
  Operating.............................     953,638       747,016     677,159     626,405     559,744
  General and administrative............      45,432        40,510      33,262      28,672      24,944
  Lease costs...........................      15,895        10,213       8,756       9,005       8,920
  Depreciation and amortization.........      53,723        35,290      29,703      25,872      23,092
  Interest, net.........................      55,831        24,002      18,477      14,776      13,083
  Gain on sale of pharmacy operation and
     other unusual items................     (93,337)           --          --          --          --
                                          ----------    ----------    --------    --------    --------
                                           1,031,183       857,031     767,357     704,730     629,783
                                          ----------    ----------    --------    --------    --------
Earnings before provision for income
  taxes.................................  $  109,252    $   59,130    $ 56,990    $ 42,398    $ 35,211
Net earnings............................  $   27,264    $   25,763    $ 34,008    $ 25,521    $ 21,709
Earnings per share......................  $       29    $       27    $     36    $     27    $     23
Dividends per share.....................  $       --    $     1.73          --          --    $  10.56
Weighted average shares outstanding.....         947           947         947         947         947
BALANCE SHEET DATA (AT PERIOD END):
Working capital.........................  $   17,477    $   95,184    $ 60,492    $ 38,555    $ 23,858
Total assets............................   1,134,976     1,229,249     591,851     525,634     444,664
Long-term debt..........................     527,101       683,282     222,954     196,769     166,808
Shareholder's equity....................     311,629       281,772     201,521     167,513     141,992
OTHER DATA:
Expenditures for acquisitions...........  $   18,857    $  372,582    $ 23,850    $ 13,144    $ 29,110
Property and equipment capital
  expenditures..........................  $   59,120    $   57,686    $ 53,581    $ 56,469    $ 35,271
OPERATING DATA:
Number of facilities (end of period)(1)
  Nursing...............................         203           194         155         152         150
  Assisted living and retirement........          43            38          31          22          16
Resident capacity (end of period)(1)
  Nursing (beds)........................      21,718        20,971      16,644      16,551      16,425
  Assisted living and retirement
     (units)............................       1,818         1,488       1,140         874         708
Average occupancy rate(3)
  Nursing...............................          87%           88%         89%         89%         91%
  Assisted living and retirement(2).....          78            83          86          88          89
Payor source as a percentage of total
  revenue
  Private pay...........................          35%           33%         32%         33%         35%
  Medicare..............................          28            30          30          26          22
  Medicaid..............................          37            37          38          41          43

---------------
(1) Includes managed facilities.

(2) Reflects occupancy rate for assisted living and retirement facilities following one year of operation as a Company facility.

(3) Based upon licensed beds for nursing facilities and units for assisted living and retirement facilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATION

     The Company is one of the largest providers of long-term care and related services in the United States. The Company operated 203 nursing (21,718 operational beds) and 43 assisted living and retirement facilities (1,818 units) at December 31, 1998. The Company's facilities are located in 14 states.

     The Company's revenues are derived through the provision of healthcare services in its network of facilities, including long-term care services such as skilled nursing care, assisted living care and related support services and medical specialty services such as subacute care and rehabilitative therapy, and medical equipment, supplies and services. The percentage of the Company's revenue derived from routine care and assisted living care has increased from 63.9% in 1996 to 67.0% at December 31, 1998, while the percentage of revenue derived from medical specialty services has decreased from 35.2% to 32.2%.

     The Company receives payment for its services and products from Federal (Medicare) and State (Medicaid) funded cost reimbursement programs, as well as from private payors. The private pay classification includes payments from individuals, commercial insurers, health maintenance organizations, and other fee-based payment sources, including Blue Cross Associations and the Veteran's Administration. The following table sets forth the Company's private pay, Medicare and Medicaid sources of revenue by percentage of total revenue:

                                                              YEAR ENDED DECEMBER 31
                                                            --------------------------
                                                            1998       1997       1996
                                                            ----       ----       ----
                                                                    (PERCENT)
Private pay.............................................     35         33         32
Medicare................................................     28         30         30
Medicaid................................................     37         37         38

     Funds received by the Company under the Medicare and Medicaid programs are subject to audit with respect to the application of various payment formulas and such audits can result in retroactive adjustments to revenues. Prior to the implementation of the new Medicare Prospective Payment System ("PPS"), the Company was reimbursed under the Medicare program for its direct costs plus an allocation of indirect costs up to a regional limit. The costs of care for Medicare patients receiving specialty medical services often exceeded the regional reimbursement limits. The Company in such cases filed for routine cost limit ("RCL") exceptions in an attempt to recover such additional costs. There can be no assurance that the Company will be able to recover such excess costs under pending or future exception requests. In addition, on-going efforts by third-party payors to contain healthcare costs by limiting reimbursement rates, increasing case management reviews and negotiating reduced contract pricing could affect the Company's future revenues and profitability. Most recently, the Balanced Budget Act requires the establishment of a PPS for Medicare skilled nursing facilities under which facilities will be paid a federal per diem rate for virtually all covered nursing facility services in lieu of the previous cost-based reimbursement rate. This change will reward efficient providers and penalize those that are inefficient. The law contains numerous other provisions that will adversely affect payments to providers.

     The following is a summary of significant events in 1998 and 1997.

ACQUISITIONS

     The Company acquired five nursing facilities (456 operational beds) and one assisted living facility (88 units) for $19.1 million, including the assumption of $2.7 million of debt and the assets of four medical specialty services related businesses for $3.5 million during 1998. The Company also added one nursing facility (76 beds) through an operating lease in 1998.

     The Company, during 1997, acquired all of the outstanding stock of Arbor, a company engaged in operating 31 nursing facilities (3,696 operational beds) for $448.8 million, including the assumption of

$109.7 million of Arbor's debt. Seven of the Arbor facilities (802 operational beds) are leased under long-term operating leases. The acquisition of Arbor also included Arbor's institutional pharmacies and outpatient rehabilitation businesses.

     The Company also acquired in 1997 nine nursing facilities (890 operational beds), of which two were previously leased, at purchase prices totaling $41.7 million. Five of the facilities were acquired from Medi-Management for a purchase price of approximately $24 million and the assumption of $9.2 million of debt. The Company also acquired the assets of seven medical specialty services related businesses for a total of $9.3 million during the year.

CONSTRUCTION

     The Company completed construction of four nursing facilities (384 operational beds), one nursing facility addition (47 operational beds), five assisted living facilities (244 units) and two therapy additions during 1998.

     The Company completed construction of one nursing facility (74 operational beds), three nursing facility additions (79 operations beds), seven assisted living facilities (330 units), two assisted living facility additions (18 units) and seven therapy additions during 1997.

DIVESTITURES

     In 1998, the Company sold its institutional pharmacy business to Omnicare, Inc. for proceeds of $258.0 million. The sale resulted in a pre-tax gain of $97.8 million and related income taxes of $72.6 million. Goodwill and other intangible assets were reduced by $90 million as part of the sale.

     The Company applied the after-tax net proceeds of the sale to reduce approximately $165 million of debt.

     In connection with the debt reduction, related deferred financing costs of $2.7 million, or $1.7 million after-tax, were written off and classified as an extraordinary item.

     The divestiture follows a 1997 management decision that the pharmacy operations were non-strategic assets. The transaction realized the value of the Company's pharmacy operations, reduced its debt-to-equity ratio and significantly lowered interest expense.

     The Company, during 1997 sold one nursing facility (179 operational beds) for $2.0 million. The price for the facility approximated its net book value.

CONSOLIDATED RESULT OF OPERATIONS

     The following table sets forth details of revenues and earnings as a percentage of total revenues:

                                                                   YEAR ENDED DECEMBER 31
                                                                -----------------------------
                                                                1998        1997        1996
                                                                ----        ----        ----
                                                                          (PERCENT)
Revenue
  Routine care and assisted living..........................     67.0%       62.2%       63.9%
  Medical specialty services................................     32.2        36.7        35.2
  Other.....................................................      0.8         1.1         0.9
                                                                -----       -----       -----
                                                                100.0       100.0       100.0
Operating and general and administrative costs..............     87.6        86.0        86.2
                                                                -----       -----       -----
Earnings before lease costs, depreciation and amortization
  and interest..............................................     12.4        14.0        13.8
Lease costs, depreciation and amortization..................      6.1         4.9         4.7
Interest, net...............................................      4.9         2.6         2.2
                                                                -----       -----       -----
                                                                  1.4%        6.5%        6.9%
                                                                =====       =====       =====

FISCAL YEAR 1998 COMPARED WITH 1997

REVENUE

     Revenues in 1998 were $1,140.4 million, representing an increase of $224.2 million (24.5%) from $916.2 million in 1997. The majority of the Company's revenue was derived from routine skilled nursing facility revenues (64.9%). The increase in revenues of $224.2 million included increases in routine care and assisted living revenues of $193.3 million and medical specialty services revenues of $31.3 million partially offset by a decrease in other revenues of $0.4 million.

     The increase in routine care and assisted living facility revenues of $193.3 million included $181.6 million from the opening of newly constructed facilities, the acquisition of facilities in 1998 and 1997, partially offset by a divestiture. Revenues from facilities operated in both 1998 and 1997 ("same-facility") increased $11.7 million when comparing periods. Same-facility revenues increased between periods due to rate increases, partially offset by lower occupancy and a $7.1 million decline in adjustments related to prior years' estimated settlement amounts. Same-facility occupancies, defined as patient days for nursing facilities and units occupied for assisted living facilities, declined 1.4%. Average percentage occupancy for same-facilities, based on beds/units in operation, was 87.5% in 1998 compared with 88.2% in 1997.

     The increase in medical specialty services revenues of $31.3 million (9.3%) included $64.8 million from acquisitions during 1998 and 1997, net of divestitures (primarily the pharmacy operations). The remaining decrease of $33.5 million is due to a number of factors. Restoration therapy revenue decreased approximately $13.7 million due to a 7.9% decline in Medicare occupancy, $2.7 million due to a 10% decline in Medicare Part B rates, and approximately $16.0 million primarily due to conversion to salary equivalency. Pharmacy revenues decreased $3.8 million primarily due to the reclassification of the overhead component costs which consisted of eliminating overhead on pharmacy, which should be partially recovered through the routine cost limits. Reduction in oxygen rates by 25% resulted in a decrease in medical specialty revenues of $1.7 million. These decreases were partially offset by a $4.4 million increase in home health revenues due to volume and price increases.

OPERATING AND GENERAL AND ADMINISTRATIVE COSTS

     Operating and general and administrative costs increased $211.5 million or 26.9% between periods. The increase included increases in costs relating to acquisitions and newly constructed facilities, net of divestitures, of approximately $215.9 million in 1998. The remaining decrease in operating and general and administrative costs of $4.4 million (0.6%) included decreased medical specialty costs of $50.6 million, partially due to decreased therapy activity and the conversion to salary equivalency, partially offset by an increase in wage-related costs of $44.0 million. The increase in wage-related costs included an increase of $40.8 million to attract and retain qualified personnel and an increase in workers' compensation costs of $3.2 million due to more favorable actuarial adjustments for prior years in 1997 compared to 1998. Other routine care and general and administrative costs increased $2.2 million.

LEASE COSTS, DEPRECIATION AND AMORTIZATION

     Total lease costs and depreciation and amortization increased $24.1 million (34.6%) to $69.6 million in 1998 compared with 1997. The increase includes $20.6 million as a result of the Arbor acquisition. The remaining increase is principally due to the overall increase in the number of facilities operated by the Company and the construction of additions to the Company's facilities.

GAIN ON SALE OF PHARMACY OPERATIONS AND OTHER UNUSUAL ITEMS

     The Company sold its pharmacy operations on September 16, 1998 for $258.0 million resulting in a gain on sale of $97.8 million before taxes. In addition, the Company recorded $3.3 million in severance costs related to certain staff reductions and $1.2 million related to a reserve for loss on the sale of a nursing operation in Maryland.

INTEREST

     Net interest expense increased $31.8 million to $55.8 million in 1998 compared with $24.0 million in 1997. The increase is due to the effect of an increase in the average debt level to $658.4 million during 1998 from $327.9 million during 1997 resulting from the Company's acquisitions and capital expenditures and an increase in the weighted average interest rate of all long-term debt to approximately 7.98% in 1998 compared to approximately 7.33% in 1997. Net interest expense was also affected by more favorable investment earnings in 1998 compared to 1997.

START-UP COSTS

     The Company has absorbed pre-tax start-up losses associated with newly constructed facilities in 1998 of $7.2 million compared to $2.6 million in 1997. The $4.6 million increase when comparing periods was due to the timing of facility openings in 1998 versus 1997.

INCOME TAXES

     Income taxes in 1998 increased to $79.7 million from $22.3 million in 1997 as a result of the sale of the pharmacy operations, the tax for which totaled $72.6 million. The Company's effective tax rates were 72.9% in 1998 and 37.8% in 1997. The increase in the Company's effective tax rate between periods was primarily due to non-deductible goodwill associated with the sale of the pharmacy operations and amortization expense resulting from the Arbor acquisition.

EXTRAORDINARY ITEMS

     The extraordinary loss in 1998 of $1.7 million relates to the write off of deferred financing costs in connection with the debt reduction upon the sale of the pharmacy operations. The extraordinary loss in 1997 of $10.2 million resulted from the expensing of unamortized debt issuance costs and debt prepayment penalties in connection with the refinancing of the Company's debt.

NET EARNINGS

     Net earnings in 1998 were $27.3 million compared to $25.8 million in 1997. Net earnings prior to the gain on sale of operations and other unusual items, and the extraordinary item were $6.5 million for 1998, a decrease of $29.5 million over net earnings of $36.0 million prior to the extraordinary item in 1997.

FISCAL YEAR 1997 COMPARED WITH 1996

REVENUES

     Revenues in 1997 were $916.2 million, representing an increase of $91.9 million (11.1%) from $824.3 million in 1996. The majority of the Company's revenue was derived from routine skilled nursing facility revenues (60.4%). The increase in revenues of $91.9 million included increases in routine care and assisted living revenues of $43.8 million, medical specialty services revenues of $45.8 million and other revenues of $2.2 million.

     The increase in routine care and assisted living facility revenues of $43.8 million included a net increase of $13.4 million resulting from the opening of a newly constructed facility and the acquisition of five facilities effective June 1, 1997, two facilities effective September 1, 1997 and Arbor's 31 facilities effective November 26, 1997, partially offset by divestitures. The remaining increase in such revenues of $29.3 million (5.7%) was realized from facilities which the Company operated during each of 1997 and 1996 ("same-facility"). Same-facility revenues increased between periods due to rate increases and the increased recognition of Medicare program RCL exception amounts. An increased level of RCL revenues totaling $2.7 million was recognized during 1997 pertaining to prior years as the result of the Company attaining a level of intermediary approval experience sufficient to enable it to reasonably estimate the amount of exception request dollars subsequently approved. The amounts recorded were at the actual amounts approved or 70% of filed amounts which approximates the Company's most recent approval experience. The Company also began in 1997 to recognize estimated RCL exception request amounts on a current year basis. Approximately $3.5 million of estimated 1997 exception request amounts have been recorded during 1997. Partially offsetting the aforementioned increases was a decline in same-facility occupancy and a decline in other retroactive rate settlements between periods. Total occupancy, defined as patient days for nursing facilities and units occupied for assisted living facilities, declined 1.1%. The lower census between years is partially due to one less day in 1997 versus 1996 as a result of the leap year effect in 1996. The one less day accounted for a 0.3% decline in total occupancy. Average percentage occupancy for same-facilities, based on beds/units in operation was 88.4% in 1997 and 89.0% in 1996.

     The increase in medical specialty services revenues of $45.8 million (16.2%) included $18.0 million from acquisitions during 1997, net of divestitures. The remaining increase of $29.0 million is due to a number of factors. Restorative therapy revenues increased $16.1 million due to the increased utilization of such services by patients and as a result of the Company's ability to provide such services as a result of the completion of 27 therapy addition construction projects in 1996 and 1997. Pharmacy revenues increased approximately $11.8 million due to price and product mix changes.

     Pharmacy operations serviced an average of 30,611 nursing facility beds during 1997 compared to 30,784 nursing facility beds during 1996. Pharmacy operations were servicing approximately 47,000 nursing facility beds at December 31, 1997 including 15,500 beds added as a result of the acquisition of Arbor in November 1997.

OPERATING AND GENERAL AND ADMINISTRATIVE COSTS

     Operating and general and administrative costs increased $77.1 million or 10.8% between periods. The increase included increases in costs relating to acquisitions and a newly constructed facility, net of divestitures of approximately $23.4 million in 1997. The remaining increase in operating and general and administrative costs of $53.7 million (7.9%) included wage-related increased costs of $38.6 million. The increase in wage-related costs include an increase of $42.5 million to attract and retain qualified personnel offset by a decrease in workers' compensation costs of $3.9 million due to lower premiums as the result of a change in insurance carriers, favorable experience and loss prevention efforts. Remaining increases, excluding wage-related costs, were increased medical specialty services costs of $10.0 million, principally for therapy and pharmacy related services and products which corresponds to the increase in such revenues and higher patient acuity levels, and $5.1 million related to other routine care and general and administrative costs.

LEASE COSTS, DEPRECIATION AND AMORTIZATION

     Lease costs, depreciation and amortization increased $7.0 million (18.3%) to $45.5 million in 1997 compared with 1996. The increase includes $2.3 million as a result of the Arbor acquisition. The remaining increase is principally due to the overall increase in the number of facilities operated by the Company and the construction of additions to the Company's facilities.

INTEREST

     Net interest expense increased $5.5 million to $24.0 million in 1997 compared to $18.5 million in 1996. The increase includes $1.5 million for loan organization fees in 1997. The remaining $4.0 million increase is due to the effect of an increase in the average debt level to $327.9 million during 1997 from $233.4 million during 1996 resulting from the Company's acquisitions and capital expenditures. The increase was partially offset by a decrease in the weighted average interest rate of all long-term debt to approximately 7.33% in 1997 compared to approximately 8.38% in 1996. Net interest expense was also affected by more favorable investment earnings in 1997 compared to 1996.

INCOME TAXES

     Income taxes in 1997 decreased to $22.3 million from $22.5 million in 1996. The Company's effective tax rates were 37.8% in 1997 and 39.6% in 1996. The decrease in the Company's effective tax rate between years is partially due to the availability of Federal work opportunity credits in 1997.

EXTRAORDINARY ITEM

     The extraordinary loss in 1997 of $10.2 million net of income taxes resulted from the expensing of unamortized debt issuance costs and debt prepayment penalties in connection with the refinancing of the Company's debt.

NET EARNINGS

     Net earnings in 1997 were $25.8 million, a decrease of $8.2 million (24.2%) over net earnings of $34.0 million in 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's acquisition of Arbor in November 1997 resulted in a substantial increase in its indebtedness and interest expense. The Company arranged for new credit facilities totaling $800 million to finance the acquisition and to refinance existing indebtedness of both Arbor and the Company. The new credit facilities consisted of a $200 million Revolving Credit Facility, a $200 million Tranche A Term Loan Facility, a $200 million Tranche B Term Loan Facility and a $200 million Tranche C Loan Facility. The Revolving Credit Facility and the Tranche A Term Loan Facility have a term of six years. The Tranche B Term Loan Facility has a term of seven years. The Tranche C Loan Facility was utilized to complete the acquisition of Arbor and was repaid upon the subsequent completion of an offering of 9.35% Senior Subordinated Notes. Extendicare Inc. (the Company's parent) at the time of closing the acquisition contributed an additional $44.6 million of equity to the Company.

     The Company had cash and cash equivalents of $1.1 million at December 31, 1998 and $1.4 million at December 31, 1997.

     Cash flow generated from operations was $51.0 million for 1998 compared with $58.8 million in the comparable period of 1997. The decrease in cash flow from operations is primarily the result of a decline in operating earnings.

     The Company experienced a decrease in working capital since December 31, 1997, excluding cash and borrowings included in current liabilities, of $87.1 million. The reduction in working capital resulted from an increase in taxes payable of $30.1 million and a $7.9 million increase in accounts payable and accrued liabilities, including $2.1 million in severance costs related to certain staff reductions and $1.2 million for reserves for loss on sale of a nursing operation in Maryland. Taxes payable included a provision of $72.6 million as a result of the sale of the pharmacy operation less related tax payments of $41.0 million. Fees due to Extendicare Inc. in conjunction with the pharmacy sale resulted in an increase in liabilities of $10.0 million. Accounts receivable at December 31, 1998, were $188.1 million compared with $225.1 million at December 31, 1997, representing a decrease of $37.0 million. The reduction in accounts receivable included a decrease within the nursing facility operations of $27.1 million, a decline within the Company's UPC Health Network medical specialty services operations of $8.0 million and a decline in prior policy year workers' compensation receivables of $1.9 million due to collections. Billed patient care and other receivables increased $10.6 million while third-party payor settlement receivables decreased $37.7 million within the nursing facility operations. The growth in billed patient care receivables of $10.6 million included a decrease of $1.4 million due to a decline in revenues for medical specialty services due to reduced volume and changes in the Federal reimbursement policies, partially offset by increases in other billed services due to rate increases and growth resulting from acquisitions and new construction during the period. The remaining increase in billed patient care receivables of $12.0 million was due to the timing of the receipt of remittances between periods and increased Federally mandated medical reviews. The decline in settlement receivables of $37.7 million between periods included a $20.0 million reclassification of certain balances to non-current receivables, $22.4 million due to higher levels of interim reimbursements received for 1997 versus current year estimated Medicare cost reimbursement accruals and $5.0 million from the collection of Medicaid program settlements, partially offset by an increase of $9.7 million due to an increase in Medicare RCL exception approvals expected. The decrease in UPC Health Network receivables of $8.0 million between periods included $16.9 million as a result of the sale of the pharmacy operation partially offset by $8.9 million due to growth, billing delays and the timing of the receipt of remittances.

     Property and equipment increased $12.0 million from December 31, 1997 to a total of $700.1 million at December 31, 1998. The increase was the result of acquisitions of $20.7 million, capital expenditures and asset transfers of $59.1 million, offset by depreciation expense of $45.6 million and asset disposals of $22.2 million. Property and equipment capital expenditures during 1998 included approximately $30.6 million related to the construction of new facilities and bed and therapy unit additions to existing facilities. The Company had under construction at December 31, 1998 two nursing facilities, two assisted living facilities at a total cost of $19.9 million, of which $15.3 million was incurred prior to December 31, 1998.

     The Company financed a portion of its acquisitions in 1998 through its bank credit financing and the issuance of a $1.0 million promissory note as well as the assumption of existing debt in connection with acquisitions. Existing debt assumed in connection with acquisitions totaled $2.7 million.

     Total borrowings, including bank indebtedness and both current and long-term maturities of debt, totaled $547.7 million at December 31, 1998 for a decrease of $166.0 million from December 31, 1997. The decrease was attributable to the use of proceeds from the sale of the pharmacy operations to pay-down debt, partially offset by increases as a result of the growth in property and equipment due to acquisitions and capital expenditures. The weighted average interest rate of all long-term debt was 7.98% at December 31, 1998 and such debt matures from 1999 to 2015.

     The Company had a $200 million revolving credit agreement at December 31, 1998. Borrowing availability under this line of credit totaled $87.5 million at December 31, 1998.

     The principal source of liquidity for the Company is cash flow from operations and approximately $87.5 million (net of letters of credit in the amount of $35.5 million) in additional borrowing availability under the revolving credit facility. The Company contemplates incurring capital expenditures (excluding any acquisitions) of approximately $26.0 million in 1999, of which approximately $4.6 million relates to the completion of construction projects in progress at year-end. The Company believes that internally generated cash flow, together with borrowings under the Revolving Credit Facility, will be sufficient to meet the Company's current operational cash requirements to fund its capital expenditure program and to meet current debt obligations.

IMPACT OF THE YEAR 2000 ISSUE

     The Year 2000 problem arises from the potential inability of information systems and other computer-based technology to properly recognize and process data-sensitive information for dates after December 31, 1999. The Year 2000 issue presents potential problems not only for the Company's computer hardware and software but also for devices that have embedded technology (including building infrastructure and medical devices utilized in the Company's facilities) and issues relating to third parties with which the Company has material relationship.

     The Company derives a substantial portion of its revenues from government programs. According to a published report on Year 2000 readiness, HCFA is confident that all Medicare claims processes will be ready to function by January 1, 2000. HCFA is requiring self-certification from all managed care organizations under contract with Medicare by March 31, 1999. Also, HCFA is conducting reviews of State Medicaid Year 2000 readiness activities with plans to visit all states by April 30, 1999.

     The Company intends to confirm the Year 2000 readiness status for each intermediary and to take all possible and necessary measures to ensure appropriate continuing payments for services rendered to all government-insured patients.

     In 1998, the Company initiated a program to identify and resolve its Year 2000 issues. The program followed a standard methodology for Year 2000 compliance and includes the following phases:

          I. Planning and awareness of the Company's Year 2000 program, where compliance is defined, the complexity and depth of the Year 2000 problem is communicated and the business impact of non-compliance is identified.

          II. Inventory is performed to identify all systems, catalog electronic partners and interfaces, ascertain those systems that will be affected by the Year 2000 date and assess technical risks associated with each system.

          III. Complete a detailed assessment of the compliance of the essential systems that will be remediated, which includes business risks, a determination to repair, replace, or retire each system, and then develop detailed plans, schedules and costs for the correction cycle. This includes an assessment of critical suppliers, customers, and other third parties.

          IV. Correction of non-compliant systems and equipment -- which includes resolution, resource allocation, testing and deployment.

     The Company has completed its inventory and assessment of its information technology ("IT") systems and equipment. The inventory of non-IT systems and equipment (embedded technology) is in progress with completion scheduled for April 1999. The Year 2000 risks identified were:

          I. Any embedded technology within the Company's facilities that could pose a threat to overall patient health and safety, including but not limited to: telephone, nurse call, elevator or fire control systems; and clinical equipment such as ventilators and infusion pumps.

          II. External systems not within the control of the Company such as governmental agencies, investment management companies, and other financial intermediaries, that could pose a significant risk to the cash management and health of the Company.

     The Company has:

          I. completed an upgrade of corporate servers to Year 2000 compliant systems in the third quarter of 1998;

          II. remediated, tested and deployed the Fixed Assets and Budget systems;

          III. made initial contacts to key vendors regarding their Year 2000 compliance status;

          IV. tested the Accounts Receivable and Accounts Payable systems;

          V. remediated the General Ledger and Minimum Data Set systems;

          VI. updated or replaced all personal computers at the corporate office;

          VII. assessed compliance of embedded systems within the facilities to ensure its patients' continued health and safety; and

          VIII. contacted, and continues to pursue, key suppliers to gain assurance that they will be Year 2000 compliant. Most key suppliers who have responded to inquiries have indicated that they expect to be Year 2000 compliant in a timely fashion. As a contingency, the Company maintains a broad base of vendors and does not believe it is at risk with respect to any individual vendor or supplier who may be non-compliant.

     Activities have also included the introduction of a new Payroll system and the installation of approximately 1,000 new personal computer workstations in the facilities. While these activities will resolve Year 2000 problems related to these systems, they have been planned for some time and are not considered to be directly related to Year 2000 readiness.

     The Company is planning to be Year 2000 compliant for all its essential systems and equipment by September 30, 1999, although there can be no assurance that it will achieve its objective by such date or by January 1, 2000.

     The Company currently estimates that its aggregate costs directly related to Year 2000 compliance efforts will be approximately $600,000 for corporate applications and approximately $1,400,000 for all of the Company's facilities, of which approximately $175,000 has been spent through December 31, 1998. The Company's Year 2000 efforts are ongoing and its overall plan and cost estimations will continue to evolve, as new information becomes available. All costs, except long-lived assets, are expensed as incurred.

     The ultimate impact of the Year 2000 issue depends not only on the Company's actions to mitigate problems, but also on how the issue is addressed by third parties with which the Company has a material relationship. Risks for the Company include the inability to receive reimbursement from government agencies (directly or through intermediaries). In addition, uncertainties exist as to the Company's ability to detect all Year 2000 problems and to resolve all identified issues in a timely manner. The Company is unable to quantify the potential effect on its operations, liquidity and financial position should any of these events occur. While the Company expects to resolve all Year 2000 risks without a material adverse impact on its results of operations and financial position, there can be no assurance as to its ultimate success.

     The Company's contingency plans for the Company's Year 2000-related issues continue to be developed and include, but are not limited to, identification of alternate suppliers, technologies and manual systems. The Company intends to have contingency plans completed for essential systems and equipment by April 30, 1999. However, there can be no assurance that it will meet this objective by such date.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

QUALITATIVE DISCLOSURES

OBJECTIVES AND CONTEXT

     The Company uses variable-rate debt to finance its operations. In particular, a portion of the Company's long-term debt obligation is based upon floating LIBOR rates. These debt obligations expose the Company to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases.

     Management believes that in the current interest rate environment that it is prudent to limit the variability of a portion of its interest payments. It is the Company's objective to hedge between 50 to 80 percent.

     Furthermore, the Company also holds stock and stock warrants obtained in connection with a recent sale of the Company's pharmacy operations. In effect, these holdings can be considered contingent purchase price whose value, if any, may not be realized for several years. These stock and warrant holdings are subject to various trading and exercise limitations and will be held until such time that management believes the market opportunity is appropriate to trade or exercise such holdings.

STRATEGIES

     To meet these objectives, management enters into various types of derivative instruments to manage fluctuations in cash flows resulting from interest rate risk. These instruments consist of interest rate swaps. The interest rate swaps change the variable rate cash-flow exposure on the long-term interest payments to fixed-rate cash flows by entering into receive-variable, pay-fixed interest rate swaps. Under the interest rate swaps, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby creating fixed-rate long-term debt.

     With respect to the stock and warrant holdings, management monitors the market to adequately determine the appropriate market timing to act in order to maximize the value of these instruments. With the exception of the above holdings, the Company does not enter into derivative instruments for any purpose other than cash flow hedging purposes. That is, the Company does not speculate using derivative instruments and does not engage in trading activity of any kind.

RISK MANAGEMENT POLICIES

     The Company assesses interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.

QUANTITATIVE DISCLOSURES

     The Company is a party to several interest rate swap agreements to reduce the impact of changes in interest rates on certain of its floating rate long-term debt. The first agreement, entered into in 1995, effectively changes the Company's interest rate exposure on $32 million of floating rate Industrial Development Bonds due in 2014 to a fixed rate of 4.155% through October, 2000. During 1998, the Company entered into five interest rate swap agreements (each $50 million of principal) with three banks which effectively changes the interest rates on LIBOR based borrowings to fixed rates ranging from 5.53% to 5.84% plus applicable margins, for periods over three to seven years. The differential between the fixed rates and the variable rate interest to be paid or received will be accrued as interest rates change and recognized over the life of the agreement. The Company may be exposed to credit loss in the event of non-performance by the banks under the swap agreements but does not anticipate such non-performance.

     Interest expense for the year ended December 31, 1998 includes $467 of net expense. The component of this amount relating to the hedges' ineffectiveness was not deemed material.

     Since the Company has not adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," changes in the fair value of interest rate swaps designed to hedge the variability of cash flows associated with the floating-rate, long-term debt obligations are not reported in accumulated other comprehensive income ("AOCI"). If this statement were adopted as of December 31, 1998, AOCI would reflect a loss of $7,302 based upon quoted market prices provided by the financial institutions which are counterparts to the swaps. Changes in the fair values of the stock and warrant holdings are reported in AOCI net of related deferred tax accruals required under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The amount reflected in AOCI for 1998 related to stock and warrant holdings equals $187. The estimated net amount of the gains or losses that are expected to be reclassified into earnings within the next 12 months is uncertain due to the uncertainty of stock market conditions and the interest rate environment. However, if market opportunities arise, it is management's intention to reduce the amount of fixed interest debt to levels existing previous to the disposition of the Company's pharmacy operations.

     As of December 31, 1998, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with variable-rate, long-term debt is seven years.

     For the year ended December 31, 1998, there were no gains or losses as a result of the early extinguishment of a portion of a hedged debt obligation.

     The table below presents principal (or notional) amounts and related weighted average interest rates by year of maturity for the Company's debt obligations and interest rate swaps.

                                                                                                                FAIR
                                   1999      2000      2001       2002      2003      THEREAFTER     TOTAL      VALUE
                                   ----      ----      ----       ----      ----      ----------     -----      -----
Long-term Debt
  Fixed Rate..................     2,462     4,685      1,750       648        632     209,543      219,720    246,130
  Average Interest Rate.......      9.22%     9.22%      9.22%     9.22%      9.22%       9.29%        9.22%
  Variable Rate...............    18,185    18,195     20,979    23,762     23,776     223,131      328,028    316,353
  Average Interest Rate.......      6.88%     6.87%      6.84%     6.81%      6.78%       6.78%        6.90%
Interest Rate Swaps
  Variable to Fixed...........        --    32,000         --    50,000    100,000     100,000      282,000     (7,302)
  Average Pay Rate............      5.53%     5.70%      5.70%     5.69%      5.74%       5.74%        5.53%
  Average Receive Rate........      4.81%     5.00%      5.00%     5.00%      5.00%       5.00%        4.81%

     The above table incorporates only those exposures that exist as of December 31, 1998 and does not consider those exposures or positions which could arise after that date or future interest rate movements. As a result, the information presented above has limited predictive value. The Company's ultimate results with respect to interest rate fluctuations will depend upon the exposures that arise during the period, the Company's hedging strategies at the time and interest rate movements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Extendicare Health Services, Inc.

     We have audited the accompanying consolidated balance sheets of Extendicare Health Services, Inc. and subsidiaries (the Company) as of December 31, 1998 and 1997, and the related consolidated statements of net earnings, changes in shareholder's equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Extendicare Health Services, Inc. and subsidiaries at December 31, 1998 and 1997, and the results of their operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

KPMG LLP

Milwaukee, Wisconsin
March 19, 1999

                       EXTENDICARE HEALTH SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

                                                                   1998             1997
                                                                   ----             ----
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $    1,084       $    1,418
  Accounts receivable, less allowances of $25,899, and
     $18,926, respectively..................................       188,100          225,105
  Inventories...............................................         2,048           10,191
  Supplies and prepaid expenses.............................         8,755            8,688
  Income taxes receivable...................................         3,321            8,270
  Deferred state income taxes...............................         4,128            2,579
  Debt service trust funds..................................           202              493
  Due from shareholder:
     Federal income taxes receivable........................            --            2,970
     Deferred Federal income taxes..........................        21,294           13,636
                                                                ----------       ----------
     Total current assets...................................       228,932          273,350
PROPERTY AND EQUIPMENT, NET.................................       700,141          688,169
GOODWILL, NET...............................................       142,349          170,419
IDENTIFIABLE INTANGIBLE ASSETS, NET.........................         9,621           66,855
OTHER ASSETS................................................        54,434           30,456
                                                                ----------       ----------
                                                                $1,135,477       $1,229,249
                                                                ==========       ==========
            LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES:
  Bank indebtedness.........................................    $       --       $      376
  Current maturities of long-term debt......................        20,647           30,042
  Accounts payable..........................................        36,642           37,320
  Accrued liabilities.......................................       116,750          108,192
  Due to shareholder and affiliates.........................        37,416            2,236
                                                                ----------       ----------
     Total current liabilities..............................       211,455          178,166
LONG-TERM DEBT..............................................       527,101          683,282
OTHER LONG-TERM LIABILITIES.................................        13,410           11,877
DUE TO SHAREHOLDER AND AFFILIATES
  Deferred Federal income taxes.............................        56,666           57,399
  Other.....................................................         3,484            3,484
DEFERRED STATE INCOME TAXES.................................        10,801           10,955
MINORITY INTERESTS..........................................           931            2,314
SHAREHOLDER'S EQUITY:
  Common stock, $1 par value, 1,000 shares authorized, 947
     shares issued and outstanding..........................             1                1
  Additional paid-in capital................................       208,787          206,381
  Accumulated other comprehensive income....................           187               --
  Retained earnings.........................................       102,654           75,390
                                                                ----------       ----------
     Total shareholder's equity.............................       311,629          281,772
                                                                ----------       ----------
                                                                $1,135,477       $1,229,249
                                                                ==========       ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                       EXTENDICARE HEALTH SERVICES, INC.

                    CONSOLIDATED STATEMENTS OF NET EARNINGS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                   1998         1997        1996
                                                                   ----         ----        ----
REVENUES:
  Routine care and assisted living..........................    $  763,586    $570,294    $526,486
  Medical specialty.........................................       367,611     336,325     290,515
  Other.....................................................         9,238       9,542       7,346
                                                                ----------    --------    --------
                                                                 1,140,435     916,161     824,347
COSTS AND EXPENSES:
  Operating.................................................       953,639     747,016     677,159
  General and administrative................................        45,432      40,510      33,262
  Lease costs...............................................        15,895      10,213       8,756
  Depreciation and amortization.............................        53,723      35,290      29,703
  Interest expense..........................................        57,955      25,519      19,561
  Interest income...........................................        (2,124)     (1,517)     (1,084)
  Gain on sale of pharmacy operation and other unusual
     items..................................................       (93,337)         --          --
                                                                ----------    --------    --------
                                                                 1,031,183     857,031     767,357
                                                                ----------    --------    --------
     Earnings before provision for income taxes.............       109,252      59,130      56,990
PROVISION FOR INCOME TAXES..................................        79,680      22,336      22,546
                                                                ----------    --------    --------
     Earnings before minority interests and extraordinary
       item.................................................        29,572      36,794      34,444
MINORITY INTERESTS..........................................          (648)       (813)       (436)
                                                                ----------    --------    --------
     Earnings before extraordinary item.....................        28,924      35,981      34,008
EXTRAORDINARY LOSS ON EARLY RETIREMENT OF DEBT, NET OF
  INCOME TAXES OF $1,053, $6,465 and $0, RESPECTIVELY.......        (1,660)    (10,218)         --
                                                                ----------    --------    --------
     Net earnings...........................................    $   27,264    $ 25,763    $ 34,008
                                                                ==========    ========    ========
PER COMMON SHARE:
     Earnings before extraordinary item.....................    $   30,543    $ 37,995    $ 35,911
     Extraordinary item.....................................        (1,753)    (10,790)         --
                                                                ----------    --------    --------
     Net earnings...........................................    $   28,790    $ 27,205    $ 35,911
                                                                ==========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       EXTENDICARE HEALTH SERVICES, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

                                                                                  ACCUMULATED
                                                   COMMON STOCK     ADDITIONAL       OTHER
                                                  ---------------    PAID-IN     COMPREHENSIVE   RETAINED
                                                  SHARES   AMOUNT    CAPITAL        INCOME       EARNINGS
                                                  ------   ------   ----------   -------------   --------
BALANCES DECEMBER 31, 1995.....................    947       $1      $150,254        $ --        $ 17,258
  Net earnings.................................     --       --            --          --          34,008
                                                   ---       --      --------        ----        --------
BALANCES DECEMBER 31, 1996.....................    947        1       150,254          --          51,266
  Contribution of assets from affiliate........     --       --        10,836          --              --
  Contribution of equity from shareholder......     --       --        44,600          --              --
  Income tax benefit from stock options
     exercised.................................     --       --           691          --              --
  Dividends paid...............................     --       --            --          --          (1,639)
  Net earnings.................................     --       --            --          --          25,763
                                                   ---       --      --------        ----        --------
BALANCES DECEMBER 31, 1997.....................    947        1       206,381          --          75,390
  Contribution of assets from affiliate........     --       --           268          --              --
  Contribution of equity from shareholder......     --       --         2,000          --              --
  Income tax benefit from stock options
     exercised.................................     --       --           138          --              --
  Unrealized gain on investments, net of
     taxes.....................................     --       --            --         187              --
  Dividends paid...............................     --       --            --          --              --
  Net earnings.................................     --       --            --          --          27,264
                                                   ---       --      --------        ----        --------
BALANCES DECEMBER 31, 1998.....................    947       $1      $208,787        $187        $102,654
                                                   ===       ==      ========        ====        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       EXTENDICARE HEALTH SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

                                                                  1998         1997         1996
                                                                  ----         ----         ----
OPERATING ACTIVITIES:
Net earnings................................................    $  27,264    $  25,763    $ 34,008
Adjustments to reconcile net earnings to net cash provided
  from operating activities:
  Depreciation and amortization.............................       56,385       35,290      29,703
  Provision for uncollectible accounts receivable...........       12,698        8,111       7,293
  Gain on sale of pharmacy operation, net...................      (25,234)          --          --
  Reserve for loss on closing of nursing center operation...        1,200           --          --
  Deferred income taxes.....................................       (6,378)       1,287       5,947
  Extraordinary loss on early retirement of debt............        1,660       10,218          --
  Minority interests........................................          648          833         436
Changes in assets and liabilities:
  Accounts receivable.......................................      (28,181)     (30,917)    (22,407)
  Inventories, supplies and prepaid expenses................       (3,819)      (1,793)        (92)
  Debt service trust funds..................................          291          216         (46)
  Bank indebtedness.........................................         (376)      (3,403)     (3,846)
  Accounts payable..........................................       (1,256)      (4,229)     (5,750)
  Accrued liabilities.......................................       (1,566)      15,281      (2,044)
  Income taxes payable......................................        2,195          624        (437)
  Other long-term liabilities...............................        1,728        2,738       1,692
  Current due to shareholder and affiliates.................       13,773       (1,267)      3,976
                                                                ---------    ---------    --------
     Cash provided from operating activities................       51,032       58,752      48,433
INVESTING ACTIVITIES:
  Payments for acquisitions.................................      (18,857)    (372,582)    (23,850)
  Payments for purchases of property and equipment..........      (59,120)     (57,686)    (53,581)
  Proceeds from sales of property and equipment.............        6,889        3,300       6,929
  Proceeds from sale of pharmacy operations.................      231,722           --          --
  Income taxes paid on sale of pharmacy operations..........      (40,997)          --          --
  Changes in other non-current assets.......................       (4,158)      (8,806)     (1,487)
                                                                ---------    ---------    --------
     Cash provided from (used for) investing activities.....      115,479     (435,774)    (71,989)
FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt..................       40,293      857,030      62,141
  Payments of short-term borrowings.........................           --       (6,000)         --
  Payments of long-term debt................................     (208,816)    (515,566)    (38,263)
  Payments of dividends.....................................           --       (1,639)         --
  Equity contribution from shareholder......................        2,000       44,600          --
  Distribution of minority interests' earnings..............         (322)        (200)       (300)
                                                                ---------    ---------    --------
     Cash (used for) provided from financing activities.....     (166,845)     378,225      23,578
                                                                ---------    ---------    --------
Increase (decease) in cash and cash equivalents.............         (334)       1,203          22
Cash and cash equivalents, beginning of year................        1,418          215         193
                                                                ---------    ---------    --------
Cash and cash equivalents, end of year......................    $   1,084    $   1,418    $    215
                                                                =========    =========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       EXTENDICARE HEALTH SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

1. BUSINESS

     Effective July 1, 1997, "Extendicare Health Services, Inc." (the "Company") was adopted as the Company's new name. The Company's name had been United Health, Inc. prior to the change.

     The Company currently operates 203 skilled nursing facilities that provide nursing, rehabilitative, subacute and other specialized medical services in fourteen states. The Company also currently operates 43 assisted living facilities totaling 1,818 units in eleven states which provide varying levels of assistance in daily living activities to its residents. The Company also provides individuals with medical products as well as technical medical support at home in such areas as infusion and respiratory therapy, ventilator use and other home health services.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The more significant accounting policies of the Company and its subsidiary companies are as follows:

Principles of Consolidation

     The consolidated financial statements include those of the Company and its subsidiaries and partnerships in which the Company has a controlling interest. All significant intercompany accounts and transactions with subsidiaries have been eliminated from the consolidated financial statements.

Cash Equivalents

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents for the purposes of the consolidated statements of cash flows.

Accounts Receivable

     Accounts receivable are recorded at the net realizable value expected to be received from Federal and state assistance programs, other third-party payors or from individual patients. Receivables from government agencies represent the only concentrated group of credit risk for the Company.

     Management does not believe that there are any credit risks associated with these government agencies other than possible funding delays. Accounts receivable other than from government agencies consist of receivables from various payors that are subject to differing economic conditions and do not represent any concentrated credit risks to the Company. Furthermore, management continually monitors and adjusts its allowances associated with these receivables.

Inventories

     Inventories are stated at the lower of cost or market with cost determined by the LIFO (last-in, first-out) method.

                       EXTENDICARE HEALTH SERVICES, INC.

                             (DOLLARS IN THOUSANDS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation and amortization. Provisions for depreciation and amortization are computed using the straight-line method at rates based upon the following estimated useful lives:

Buildings......................    30 - 40 years
Furniture and equipment........    varying periods not exceeding 15 years
Leasehold improvements.........    the shorter of the term of the applicable leases or
                                   the useful life of the improvement

     Maintenance and repairs are charged to expense as incurred. When property or equipment is retired or disposed of the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss is included in earnings.

Deferred Costs

     Direct loan origination costs are deferred and amortized over the life of the related debt. The costs of acquiring leasehold rights are deferred and amortized over the term of the lease including renewal options. These deferred costs are stated at original cost less accumulated amortization.

Goodwill and Other Intangibles

     Goodwill represents the cost of acquired net assets in excess of their fair market values. Amortization of goodwill and other intangibles is computed using the straight-line method over a period of forty years in connection with the acquisitions of long-term care facilities and periods not exceeding twenty years for other acquisitions.

Long-Lived Assets

     The Company periodically assesses the recoverability of long-lived assets, including property and equipment, goodwill and other intangibles, when there are indications of potential impairment based on estimates of undiscounted future cash flows. The amount of any impairment is calculated by comparing the estimated fair market value with the carrying value of the related asset. Management considers such factors as current results, trends and future prospects, in addition to other economic and regulatory factors, in performing this analysis.

Leases

     Leases that substantially transfer all of the benefits and risks of ownership of property to the Company or otherwise meet the criteria for capitalizing a lease under generally accepted accounting principles are accounted for as capital leases. An asset is recorded at the time a capital lease is entered into together with its related long-term obligation to reflect its purchase and financing. Property and equipment recorded under capital leases are depreciated on the same basis as previously described. Rental payments under operating leases are expensed as incurred.

Revenues

     Revenues are recorded in the period in which services and products are provided at established rates less contractual adjustments. Contractual adjustments include differences between the Company's established

                       EXTENDICARE HEALTH SERVICES, INC.

                             (DOLLARS IN THOUSANDS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) billing rates and amounts estimated by management as reimbursable under various reimbursement formulas or contracts in effect.

     The Company derived approximately 65%, 67% and 68% of its revenues in 1998, 1997 and 1996, respectively, from services provided under various Federal (Medicare) and state (Medicaid) medical assistance programs. Reimbursement under these programs is based, in part, on cost reimbursement principles and is subject to audit and retroactive adjustment. Estimation differences between final settlements and amounts recorded in previous years are reported as adjustments to revenues in the period such final settlements are determined. Adjustments relating to prior years' estimated settlements, including Medicare waiver requests set out below, increased revenues by $5,482, $6,326 and $8,012 in 1998, 1997, and 1996, respectively.

     Differences for each participating facility between estimated revenues to be derived under third-party payor programs and amounts received as payments are reflected as accounts receivable in such cases when estimated revenues are greater than interim payments and as accrued liabilities when interim payments have exceeded revenues that the Company ultimately expects to be realized. Accounts receivable at December 31, 1998 and 1997, which are expected to be substantially collected within one year, include estimated settlements from third-party payors of $6,894 and $44,562, respectively.

     The Company's cost of care for its Medicare patients sometimes exceeds regional reimbursement limits established by Medicare. As of December 31, 1998, the Company had outstanding formal waiver requests relating to 202 cost reports for facilities that it operated prior to 1998. The reports covered applicable facility costs with respect to years prior to 1998. Action has not yet been taken by the Health Care Financing Administration ("HCFA") on such requests. The Company anticipates that additional waiver requests will be filed with HCFA for selected facilities for 1998 once facility cost reports are subsequently prepared.

     The Company recorded $2,026 and $4,109 as revenue in 1998 and 1997 relating to waiver requests for prior years, as well as the Company's estimate of amounts expected to be subsequently approved by HCFA for such years, based on the Company's approval experience realized to date. In view of such approval experience for prior years, the Company recorded in 1998 and 1997, revenues of $16,985 and $4,361, respectively, related to waiver requests anticipated to be filed for those years.

     Limitations on Medicare and Medicaid reimbursement for health care services are continually proposed. Changes in applicable laws and regulations could have an adverse effect on the levels of reimbursement from governmental, private, and other sources.

     The Balanced Budget Act, signed into law on August 5, 1997, makes numerous changes to the Medicare and Medicaid programs. With respect to the Medicare program, the new law requires the establishment of a Prospective Payment System ("PPS") for skilled nursing facility services, under which facilities will be paid a federal per diem rate for virtually all covered services. The federal per diem rate will be uniform for all facilities, except for an adjustment based upon regional wage differentials. The PPS will be phased in over three years, primarily beginning with 1999 for the Company. With respect to the Medicaid program, the new law repealed the federal payment standard which required state Medicaid programs to pay rates that were reasonable and adequate to meet the costs necessary to efficiently and economically operate nursing facilities. As a result, states have considerable flexibility in establishing payment rates for Medicaid services provided after October 1, 1997.

     The Company is unable to predict whether any states will adopt changes in their Medicaid reimbursement systems, or if adopted and implemented, what effect such initiatives would have on the Company.

                       EXTENDICARE HEALTH SERVICES, INC.

                             (DOLLARS IN THOUSANDS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Income Taxes

     The Company accounts for income taxes using an asset and liability approach which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings Per Common Share

     Earnings per common share are computed based on the weighted average number of shares outstanding during each period. The Company does not have a complex capital structure and therefore, only has basic earnings per share.

Reclassifications

     Certain reclassifications have been made to the 1997 and 1996 financial statements to conform to the 1998 presentation.

3. ACCOUNTING CHANGES

Internal-Use Software

     Effective January 1, 1998, the Company adopted the Statement of Position ("SOP") 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." The SOP requires the Company to capitalize certain costs incurred in connection with developing or obtaining internal-use software. Approximately $289 of costs associated with internal-use software were capitalized during the year ended December 31, 1998 and are being amortized over three years.

Other Comprehensive Income

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. Comprehensive income is net income, plus certain other items that are recorded directly to shareholder's equity. The only such item currently applicable to the Company is unrealized gains on investments. The adoption of SFAS No. 130 had no impact on the Company's net income or cash flows.

Pending Accounting Change

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities," which is required to be adopted by the Company in fiscal year 2000; earlier adoption is also permitted. The Company expects to adopt the new Statement effective January 1, 2000. SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value will either be offset against the change in fair value of hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's

                       EXTENDICARE HEALTH SERVICES, INC.

                             (DOLLARS IN THOUSANDS)

3. ACCOUNTING CHANGES (CONTINUED)
change in fair value will be immediately recognized in earnings. The Company does not anticipate that the adoption of SFAS No. 133 will have a significant effect on its results of operations or financial position.

4. ACQUISITIONS AND DISPOSITIONS

     In 1998 the Company acquired the property and equipment of five nursing facilities and one assisted living facility, and the assets of four medical specialty services-related businesses for cash and the assumption of debt. The Company also added one nursing facility through an operating lease.

     In November 1997 the Company acquired Arbor Health Care Company ("Arbor"), a company engaged in operating 31 nursing facilities for cash. The Arbor facilities included seven facilities which are leased under long-term operating leases. The acquisition of Arbor also included Arbor's institutional pharmacy and outpatient rehabilitation businesses.

     In 1997 the Company also acquired the property and equipment of nine nursing facilities, two of which were previously leased by the Company, and the assets of seven medical specialty services-related businesses.

     In 1996 the Company acquired the property and equipment of four nursing facilities, including two facilities which it had operated under lease agreements, and the assets of an institutional pharmacy for cash.

     The cost of the businesses and assets acquired in 1998, 1997 and 1996 was $22,587, $497,332 and $23,850, respectively, and included the following:

                                                                             1997
                                                                      -------------------
                                                            1998       ARBOR       OTHER      1996
                                                            ----       -----       -----      ----
Consideration:
  Cash.................................................    $18,857    $336,497    $36,085    $23,850
  Long-term debt assumed...............................      3,680     109,745     14,655         --
  Other................................................         50          --        350         --
                                                           -------    --------    -------    -------
                                                           $22,587    $446,242    $51,090    $23,850
                                                           =======    ========    =======    =======
Net assets acquired:
  Net current assets (liabilities).....................    $(1,481)   $ 13,634    $ 1,968    $   198
  Property and equipment...............................     20,697     227,064     43,542     23,379
  Goodwill and other identifiable intangible assets....      1,638     227,587      5,989        273
  Other net assets.....................................      1,733      11,935       (409)        --
  Deferred taxes.......................................         --     (33,978)        --         --
                                                           -------    --------    -------    -------
                                                           $22,587    $446,242    $51,090    $23,850
                                                           =======    ========    =======    =======

     Prior to its acquisition by the Company, Arbor had recognized revenue and received payments for waiver requests outstanding of approximately $23,450, of which $5,044 were approved in 1998. During 1998, the Company adjusted the amount of goodwill recorded relating to the Arbor acquisition by $9,121, which is net of deferred taxes of $6,475. These adjustments were due primarily to available new information regarding estimated Medicare settlement balances.

     Acquisitions in 1998, 1997 and 1996 have been accounted for using the purchase method and, accordingly, the results of the acquired operations are included in the accompanying consolidated financial statements since their dates of acquisition.

     The Company sold its pharmacy operations to Omnicare, Inc. in 1998 for consideration valued at $258,031, comprised of $250,000 cash, 125,000 common shares of Omnicare and warrants to purchase

                       EXTENDICARE HEALTH SERVICES, INC.

                             (DOLLARS IN THOUSANDS)

4. ACQUISITIONS AND DISPOSITIONS (CONTINUED)
1,500,000 common shares of Omnicare at $48.00 per share. The pre-tax and net after-tax gain on the sale of the pharmacy operations totaled $97,797 and $25,234, respectively. Goodwill and other intangible assets, including pharmacy contract rights, were reduced $90,000 as part of the sale of the pharmacy operations. Revenues and net earnings of the pharmacy operations during 1998 were $76,786 and $3,458, respectively.

     The Company applied the net after-tax proceeds of the sale to debt reduction. As a result, the Company ultimately lowered its overall debt by approximately $165,000 (see Note 9).

     The Company sold two health care facilities in 1996, and ceased operations at one of its leased facilities and reached agreement to sell a facility for which the transaction was consummated in 1997. Sales proceeds of $6,550 and $2,000 were received from the sale of assets relating to the facilities in 1997 and 1996, respectively. No significant gain or loss was realized upon the disposal of the aforementioned facilities.

5. OTHER UNUSUAL ITEMS

     The Company classified $3,260 of severance costs related to certain staff reductions and $1,200 of costs relating to the closing of a nursing center operation in Maryland as unusual items within the 1998 financial statements.

6. INVENTORIES

     Inventories consisted of the following at December 31:

                                                                1998        1997
                                                                ----        ----
Pharmacy...................................................    $  330      $ 7,866
Medical supplies...........................................     2,139        3,337
                                                               ------      -------
                                                                2,469       11,203
Excess of replacement cost over LIFO cost..................      (421)      (1,012)
                                                               ------      -------
                                                               $2,048      $10,191
                                                               ======      =======

7. PROPERTY AND EQUIPMENT

     Property and equipment and related accumulated depreciation and amortization as of December 31 is as follows:

                                                               1998        1997
                                                               ----        ----
Land and land improvements...............................    $ 59,268    $ 55,044
Buildings and improvements...............................     672,852     633,743
Furniture and equipment..................................     120,411     129,602
Leasehold improvements...................................      20,275      20,140
Construction in progress.................................      33,296      28,885
                                                             --------    --------
                                                             $906,102    $867,414
Less accumulated depreciation and amortization...........     205,961     179,245
                                                             --------    --------
                                                             $700,141    $688,169
                                                             ========    ========

     Interest is capitalized in connection with the construction of facilities and is amortized over the estimated useful life of the facilities. Interest capitalized in 1998 and 1997 was $1,099 and $825, respectively.

                       EXTENDICARE HEALTH SERVICES, INC.

                             (DOLLARS IN THOUSANDS)

8. GOODWILL, IDENTIFIABLE INTANGIBLE ASSETS AND OTHER ASSETS

     Goodwill, identifiable intangible and other assets, net of related amortization, if applicable consisted of the following at December 31:

                                                               1998        1997
                                                               ----        ----
Goodwill, net............................................    $142,349    $170,419
                                                             ========    ========
Pharmacy contract rights, net............................    $     --    $ 56,035
Leasehold rights, net....................................       9,621      10,820
                                                             --------    --------
                                                             $  9,621    $ 66,855
                                                             ========    ========
Deferred financing costs, net............................    $ 12,276    $ 16,763
Non-current accounts receivable..........................      20,000          --
Shares held for investment...............................       4,344          --
Warrants held for investment.............................       4,000          --
Security deposits........................................       3,972       2,746
Debt service and capital expenditure trust funds.........       3,151       4,389
Other....................................................       6,691       6,558
                                                             --------    --------
                                                             $ 54,434    $ 30,456
                                                             ========    ========

     Accumulated amortization of goodwill, other intangible assets and deferred financing costs as of December 31, 1998 and 1997 was $12,988 and $4,916, respectively.

9. BANK INDEBTEDNESS, LINES OF CREDIT AND LONG-TERM DEBT

     The Company entered into a syndicated bank credit agreement (the "Credit Facility") dated November 26, 1997 which provided the Company with senior secured credit facilities of up to $800,000. The Credit Facility initially consisted of a six-year revolving credit facility (the "Revolving Credit Facility") under which up to an aggregate principal amount of $200,000 is available for borrowing, a six-year $200,000 term loan (the "Tranche A Term Loan"), a seven year $200,000 term loan (the "Tranche B Term Loan") and a six-year loan of up to $200,000 (the "Tranche C Loan"). Borrowings from the Credit Facility were used to complete the acquisition of Arbor (see Note 4), to pay transaction costs related thereto, and to refinance certain indebtedness of the Company and Arbor. Amounts borrowed under the Tranche C Loan were subsequently repaid with the proceeds from the Company's offering of $200,000 9.35% Senior Subordinated Notes due 2007 (the "Subordinated Notes"). The Credit Facility replaced a credit agreement and other lines of credit available to the Company during 1997.

     The Company incurred a charge to earnings in 1997 from the write-off of unamortized debt issuance costs and debt prepayment penalties incurred in connection with the refinancing of its debt. The loss realized after income taxes totaled $10,218 and has been recorded as an extraordinary item in 1997.

     The Company also incurred a charge to earnings in 1998 from the write-off of unamortized debt issuance costs incurred in connection with the reduction of Tranche A and Tranche B borrowings resulting from proceeds of the sale of the pharmacy operations (see Note 4). The loss realized after income taxes totaled $1,660 and has been recorded as an extraordinary item in 1998.

     Borrowings outstanding under the Revolving Credit Facility at December 31, 1998 totaled $77,000. Up to $75,000 of the Revolving Credit Facility is available for the issuance of standby letters of credit of which $35,511 are outstanding at December 31, 1998. The standby letters of credit outstanding generally secure debt

                       EXTENDICARE HEALTH SERVICES, INC.

                             (DOLLARS IN THOUSANDS)

9. BANK INDEBTEDNESS, LINES OF CREDIT AND LONG-TERM DEBT (CONTINUED) outstanding, primarily the Industrial Revenue Bonds. The unused portion of the Revolving Credit Facility of $87,489 at December 31, 1998 is available for working capital and general corporate purposes.

     The Revolving Credit Facility matures on December 31, 2003, at which time all outstanding borrowings are due. The Tranche A Term Loan matures on December 31, 2003 and the Tranche B Term Loan matures on December 31, 2004, and are payable in quarterly installments as follows:

                                                              TRANCHE A    TRANCHE B
                                                              ---------    ---------
1999......................................................      16,627        1,168
2000......................................................      16,627        1,168
2001......................................................      19,398        1,168
2002......................................................      22,169        1,168
2003......................................................      22,169        1,169
2004......................................................          --      109,813
                                                               -------     --------
                                                               $96,990     $115,654
                                                               =======     ========

     The Subordinated Notes are unsecured senior subordinated obligations of the Company subordinated in right of payment to all existing and future senior indebtedness of the Company, which includes all borrowings under the Credit Facility as well as all indebtedness not refinanced by the Credit Facility. The Subordinated Notes mature on December 15, 2007. Interest on the Subordinated Notes is payable semi-annually.

     The Company is required to make mandatory prepayments of principal upon the occurrence of certain events, such as certain asset sales and certain issuances of securities. The Company is permitted to make voluntary prepayments at any time. Such prepayments may, under certain conditions, reduce the amounts available to be borrowed under the Credit Facility.

     The Revolving Credit Facility, the Tranche A Term Loan and the Tranche B Term Loan bear interest at the Company's option at rates equal to the prime rate or LIBOR plus applicable margins depending upon the Company's leverage ratios. Applicable margins at December 31, 1998 under the Revolving Credit Facility and Tranche A Term Loan are .75% for prime rate loans and 1.75% for LIBOR based borrowings. The applicable margin at December 31, 1998 under the Tranche B Term Loan is 1.0% for prime rate borrowings and 2.0% for LIBOR based borrowings.

     The Company pays a commitment fee on the unused portion of the Credit Facility at an annual rate of .375%.

     Borrowings under the Credit Facility are secured by the pledge of outstanding shares of common stock of the Company and each of its existing and future domestic subsidiaries.

     The Credit Facility contains a number of covenants including among others, restrictions on the payment of dividends and redemption of the Company's common stock, as well as financial covenants, including fixed charge coverage, debt leverage, and net worth ratios.

                       EXTENDICARE HEALTH SERVICES, INC.

                             (DOLLARS IN THOUSANDS)

9. BANK INDEBTEDNESS, LINES OF CREDIT AND LONG-TERM DEBT (CONTINUED) Long-term debt consisted of the following at December 31:

                                                               1998        1997
                                                               ----        ----
Tranche A Term Loan......................................    $ 96,990    $200,000
Tranche B Term Loan......................................     115,654     200,000
Senior Subordinated Notes................................     200,000     200,000
Revolving credit facilities at variable interest rates...      77,000      54,000
Industrial Development Bonds, variable interest rates
  ranging from 4.15% to 8.50%, maturing through 2015,
  secured by certain facilities..........................      40,505      41,530
Promissory notes payable, interest rates ranging from
  3.0% to 10.0%, maturing through 2008...................       8,315       8,477
Mortgages, interest rates ranging from 7.25% to 13.61%
  maturing through 2014..................................       9,093       8,164
Other....................................................         191       1,153
                                                             --------    --------
                                                              547,748     713,324
Less current maturities..................................      20,647      30,042
                                                             --------    --------
                                                             $527,101    $683,282
                                                             ========    ========

     Principal payments on long-term debt due within the next five years and thereafter are as follows:

1999........................................................    $ 20,647
2000........................................................      22,880
2001........................................................      22,729
2002........................................................      24,410
2003........................................................      24,408
After 2003..................................................     432,674
                                                                --------
                                                                $547,748
                                                                ========

     Information concerning borrowings under lines of credit available for working capital purposes during 1998 and 1997 is as follows:

                                                                1998       1997
                                                                ----       ----
Maximum amount outstanding.................................    $97,000    $58,500
Average amount outstanding.................................    $57,989    $26,702
Weighted average interest rate on amounts outstanding
  during the year..........................................       7.66%      6.72%

     The average amounts outstanding and the weighted average interest rates were calculated using the weighted average amounts outstanding during each month.

     Interest paid in 1998 was $55,397. Interest paid in 1997 was $25,297 which included financing costs totaling $1,500 incurred for the Tranche C financing in connection with the acquisition of Arbor. Interest paid in 1996 was $19,355.

     The Company is a party to several interest rate swap agreements to reduce the impact of changes in interest rates on certain of its floating rate long-term debt. The first agreement, entered into in 1995, effectively changes the Company's interest rate exposure on $32,000 of floating rate Industrial Development

                       EXTENDICARE HEALTH SERVICES, INC.

                             (DOLLARS IN THOUSANDS)

9. BANK INDEBTEDNESS, LINES OF CREDIT AND LONG-TERM DEBT (CONTINUED)
Bonds due in 2014 to a fixed rate of 4.155% through October 2000. During 1998 the Company entered into five agreements (each $50,000 of principal) with three banks which effectively change the interest rates on LIBOR based borrowings under the Credit Facility to fixed rates ranging from 5.53% to 5.84% plus applicable margins, for periods over three to seven years. The differential between the fixed rates and the variable rate interest to be paid or received will be accrued as interest rates change and recognized over the life of the agreement. The Company may be exposed to credit loss in the event of non-performance by the banks under the swap agreements but does not anticipate such non-performance.

10. ACCRUED LIABILITIES

     Accrued liabilities consisted of the following at December 31:

                                                               1998        1997
                                                               ----        ----
Salaries and wages, fringe benefits and payroll taxes....    $ 49,868    $ 47,293
Medicaid and Medicare programs...........................      19,996      17,731
Worker's compensation....................................      15,836      10,669
Real estate and other taxes..............................       6,091       5,080
Interest.................................................       2,985       2,767
Other....................................................      21,974      24,652
                                                             --------    --------
                                                             $116,750    $108,192
                                                             ========    ========

11. OTHER LONG-TERM LIABILITIES

     Other long-term liabilities consisted of the following at December 31:

                                                               1998        1997
                                                               ----        ----
Deferred compensation....................................    $12,555     $10,823
Other....................................................        855       1,054
                                                             -------     -------
                                                             $13,410     $11,877
                                                             =======     =======

12. EMPLOYEE BENEFIT PLANS

     The Company maintains defined contribution retirement 401(K) savings plans which are made available to substantially all of the Company's employees. The Company pays a matching contribution of 17% to 25% of every qualifying dollar contributed by plan participants, net of any forfeitures. Expenses incurred by the Company related to the 401(K) savings plans were $1,776, $1,094, and $860 in 1998, 1997 and 1996, respectively.

     The Company maintains an unfunded deferred compensation plan offered to all corporate employees defined as highly compensated by the Internal Revenue Service Code in which participants may defer up to 10% of their base salary. The Company will match up to 50% of the amount deferred. The Company also maintains non-qualified deferred compensation plans covering certain executive employees. Expense incurred for Company contributions under such plans were $897, $1,325 and $887 in 1998, 1997 and 1996, respectively.

                       EXTENDICARE HEALTH SERVICES, INC.

                             (DOLLARS IN THOUSANDS)

13. LEASE COMMITMENTS

     The Company at December 31, 1998 was committed under non-cancelable operating leases requiring future minimum rentals as follows:

1999........................................................    $15,099
2000........................................................     14,105
2001........................................................      9,875
2002........................................................      8,358
2003........................................................      6,513
After 2003..................................................     32,366
                                                                -------
  Total minimum payments....................................    $86,316
                                                                =======

     Operating lease costs were $15,895, $10,213 and $8,756 in 1998, 1997 and 1996, respectively. These leases expire on various dates extending to the year 2012 and in many cases contain renewal options.

14. COMMITMENTS AND CONTINGENCIES

Capital Expenditures

     The Company as of December 31, 1998 had capital expenditure purchase commitments outstanding of approximately $11,285.

Reimbursement Appeals

     The Company, in the normal course of business, has ongoing discussions with its fiscal intermediary regarding the treatment of various items related to prior years' cost reports. At certain times, differences in opinions regarding cost reporting methodologies between the Company and the fiscal intermediary are settled through a formal appeal process. One item is being appealed to HCFA's Provider Relations Review Board. The amount under appeal is $6,496. The Company believes it will prevail with respect to this item and, accordingly, has not accrued a related liability. However, in the event the Company is unsuccessful in its appeal, a liability would be recorded at the time the outcome of such liability is probable and the Company's reimbursement rate under the Medicare Prospective Payment System could be unfavorably impacted in future years.

Litigation

     The Company periodically is a defendant in actions brought against it in connection with its operations. Management believes, on the basis of information furnished by legal counsel, that none of these actions will have a material adverse effect on the financial position or results of operations of the Company.

Year 2000 Uncertainty

     The Year 2000 Uncertainty arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Uncertainty may be experienced on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the

                       EXTENDICARE HEALTH SERVICES, INC.

                             (DOLLARS IN THOUSANDS)

14. COMMITMENTS AND CONTINGENCIES (CONTINUED)
Year 2000 Uncertainty affecting the Company, including those related to the efforts of customers, suppliers, or other third-parties will be fully resolved.

15. TRANSACTIONS WITH SHAREHOLDER AND AFFILIATES

     The Company is an indirect wholly-owned subsidiary of Extendicare Inc. ("Extendicare"), a Canadian publicly-held Company. The following is a summary of the Company's transactions with Extendicare or its affiliates in 1998, 1997 and 1996:

Insurance

     The Company insures certain risks with an affiliated insurance subsidiary of Extendicare. The consolidated statements of net earnings for 1998, 1997 and 1996 include expenses of $5,313, $189 and $8,383, respectively, related to the cost of these coverages.

     The Company experienced favorable actuarial adjustments for prior years under its retroactively-rated worker's compensation coverage in the amounts of $2,243, $5,054 and $9,878 in 1998, 1997 and 1996 respectively.

Other Payables

     The Company at December 31, 1998 and 1997 had a non-interest bearing payable to an affiliated company of Extendicare of $3,484 with no specific due date.

Due to Shareholders and Affiliates

     The net current due to (from) shareholder and affiliates as of December 31, 1998 and 1997 were $37,416 and ($734), respectively. Transactions affecting these accounts were fees charged in conjunction with the pharmacy sale in 1998, construction costs paid by the Company in 1997, and charges (payments) from (to) shareholder and affiliates for income taxes in both years.

Capital Transactions

     Affiliates of the Company during 1997 contributed certain net assets at book value, which approximated fair value, totaling $10,836 to the Company. The net assets contributed included land and a building held for sale totaling $3,683. The remaining $7,153 consisted principally of land and buildings relating to two assisted living facilities.

     Extendicare made a cash equity contribution in the amount of $2,000 and $44,600 to the Company during 1998 and 1997, respectively.

16. INCOME TAXES

     The Company's results of operations are included in the consolidated Federal tax return of its U.S. parent company. Accordingly, Federal current and deferred income taxes payable are transferred to the Company's parent company. The provisions for income taxes have been calculated as if the Company were a separately taxed entity for each of the periods presented in the accompanying consolidated financial statements.

                       EXTENDICARE HEALTH SERVICES, INC.

                             (DOLLARS IN THOUSANDS)

16. INCOME TAXES (CONTINUED)
     The provision for income taxes for 1998, 1997 and 1996 consisted of the following:

                                                        1998       1997       1996
                                                        ----       ----       ----
Federal:
  Current..........................................    $69,814    $16,951    $13,325
  Deferred.........................................     (2,709)     1,180      5,342
                                                       -------    -------    -------
          Total Federal............................     67,105     18,131     18,667
State
     Current.......................................     13,482      4,098      3,385
     Deferred......................................       (907)       107        494
                                                       -------    -------    -------
          Total State..............................     12,575      4,205      3,879
                                                       -------    -------    -------
Total..............................................    $79,680    $22,336    $22,546
                                                       =======    =======    =======

     The differences between the effective tax rates on earnings before provision for income taxes and the United States Federal income tax rate are as follows:

                                                           1998     1997     1996
                                                           ----     ----     ----
Statutory Federal income tax rate......................    35.0%    35.0%    35.0%
Increase (reduction) in tax rate resulting from:
  State income taxes, net of Federal income tax
     benefit...........................................     7.5%     4.6%     4.4%
  Goodwill.............................................    30.8%     0.1%       --
  Work opportunity credit..............................    (0.6%)   (0.7%)      --
  Other, net...........................................     0.3%    (1.2%)    0.2%
                                                           -----    -----    -----
Effective tax rate.....................................    73.0%    37.8%    39.6%
                                                           =====    =====    =====

     The components of the net state deferred tax assets and liabilities as of December 31 are as follows:

                                                                1998       1997
                                                                ----       ----
Deferred tax assets:
  Employee benefit accruals................................    $ 1,685    $ 2,341
  Accounts receivable reserves.............................      1,826      1,277
  Other assets.............................................      1,152        161
                                                               -------    -------
       Total deferred tax assets...........................      4,663      3,779
Deferred tax liabilities:
  Depreciation.............................................      9,348     10,574
  Goodwill.................................................        212        210
  Leasehold rights.........................................        487        500
  Miscellaneous............................................      1,289        871
                                                               -------    -------
       Total deferred tax liabilities......................     11,336     12,155
                                                               -------    -------
       Net deferred tax liability..........................    $ 6,673    $ 8,376
                                                               =======    =======

     The Company paid state income taxes of $9,397, $3,473 and $3,774 in 1998, 1997 and 1996, respectively. The Company also made payments for Federal income taxes to its U.S. parent of $40,285, $17,339 and $9,311 in 1998, 1997 and 1996,
respectively.

                       EXTENDICARE HEALTH SERVICES, INC.

                             (DOLLARS IN THOUSANDS)

16. INCOME TAXES (CONTINUED)
     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. Management has considered the scheduled reversal of deferred tax liabilities in making this assessment and believes it is more likely than not than not the Company will realize the benefits of these deductible differences.

17. DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

     The estimated fair values of the Company's financial instruments at December 31 are as follows:

                                                                 1998                      1997
                                                        ----------------------    ----------------------
                                                        CARRYING    ESTIMATED     CARRYING    ESTIMATED
                                                         VALUE      FAIR VALUE     VALUE      FAIR VALUE
                                                        --------    ----------    --------    ----------
Non-current accounts receivable.....................    $ 20,000     $ 15,232     $     --     $     --
Other assets........................................      20,274       20,274       11,600       11,600
Interest rate swaps.................................          --       (7,302)          --          174
Long-term debt......................................     547,748      562,483      713,324      720,266
Deferred compensation...............................      12,555       12,555       10,823       10,823
Other long-term liabilities.........................         855           --        1,054           --
Long-term due to affiliate..........................       3,484        3,484        3,484        3,484

     The carrying values of accounts receivable approximate fair values due to their short maturities with the exception of certain settlement receivables from third-party payors which are anticipated to be collected beyond one year (see
Note 8). The fair value of these settlement receivables are estimated based on discounted cash flows at management's estimated current borrowing rates.

     Other assets consist of debt service and capital expenditure trust funds and other financial instruments, the fair values of which are estimated based on market prices for the same or similar issues of the underlying investments.

     The fair value of the interest rate swaps from various financial institutions is based on the quoted market prices as provided by the financial institutions which are counterparts to the swaps.

     The fair value of long-term debt is estimated based on approximate borrowing rates currently available to the Company for the debt equal to the existing debt maturities. For other long-term liabilities, principally refundable escrows, it is not practicable to estimate fair value.

                       EXTENDICARE HEALTH SERVICES, INC.

                             (DOLLARS IN THOUSANDS)

18. SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of the quarterly results of operations for the years ended December 31, 1998 and 1997.

                                                                                 1998
                                                      ----------------------------------------------------------
                                                        1ST         2ND         3RD         4TH         TOTAL
                                                        ---         ---         ---         ---         -----
Total revenues....................................    $292,372    $291,134    $289,950    $266,979    $1,140,435
                                                      ========    ========    ========    ========    ==========
Gain on sale of operations and other unusual
  items...........................................    $     --    $     --    $ 94,537    $ (1,200)   $   93,337
Income before provision for income taxes, minority
  interests and extraordinary items...............       4,000       6,006     100,399      (1,153)      109,252
Provision for income taxes........................       1,880       3,375      74,279         146        79,680
                                                      --------    --------    --------    --------    ----------
Income before minority interests and extraordinary
  items...........................................       2,120       2,631      26,120      (1,299)       29,572
Minority interests................................        (213)       (330)       (217)        112          (648)
                                                      --------    --------    --------    --------    ----------
Income before extraordinary items.................       1,907       2,301      25,903      (1,187)       28,924
Extraordinary items...............................          --          --      (1,660)         --        (1,660)
                                                      --------    --------    --------    --------    ----------
Net income (loss).................................       1,907       2,301      24,243      (1,187)       27,264
                                                      ========    ========    ========    ========    ==========
Income (loss) per common share:
  Before extraordinary items......................           2           2          28          (1)           31
  Extraordinary items.............................          --          --          (2)         --            (2)
                                                      --------    --------    --------    --------    ----------
  Net income (loss)...............................    $      2    $      2    $     26    $     (1)   $       29
                                                      ========    ========    ========    ========    ==========

                                                                                 1997
                                                       --------------------------------------------------------
                                                         1ST         2ND         3RD         4TH        TOTAL
                                                         ---         ---         ---         ---        -----
Total revenues.....................................    $216,008    $222,211    $225,214    $252,728    $916,161
                                                       ========    ========    ========    ========    ========
Income before provision for income taxes, minority
  interests and extraordinary items................      16,901      17,047      13,300      11,882      59,130
Provision for income taxes.........................       6,542       6,528       4,887       4,379      22,336
                                                       --------    --------    --------    --------    --------
Income before minority interests and extraordinary
  items............................................      10,359      10,519       8,413       7,503      36,794
Minority interests.................................        (191)       (211)       (259)       (152)       (813)
                                                       --------    --------    --------    --------    --------
Income before extraordinary items..................      10,168      10,308       8,154       7,351      35,981
Extraordinary items................................          --          --          --     (10,218)    (10,218)
                                                       --------    --------    --------    --------    --------
Net income.........................................      10,168      10,308       8,154      (2,867)     25,763
                                                       ========    ========    ========    ========    ========
Income per common share:
  Before extraordinary items.......................          11          11           8           8          38
  Extraordinary items..............................          --          --          --         (11)        (11)
                                                       --------    --------    --------    --------    --------
  Net income.......................................    $     11    $     11    $      8    $     (3)   $     27
                                                       ========    ========    ========    ========    ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the names, ages and positions of certain key executive officers of Extendicare, effective March 1, 1999:

                NAME                                             POSITION                           AGE
                ----                                             --------                           ---
Dr. Joy Durfee Calkin................    President and Chief Executive Officer                      60
J. Wesley Carter.....................    Chief Operating Officer                                    58
Stephen F. Dineley...................    Vice President, Finance and Chief Financial Officer        47

DIRECTORS AND EXECUTIVE OFFICERS

     Set forth below are the names, positions and ages of the directors and executive officers of the Company effective March 1, 1999:

Dr. Joy Durfee Calkin................    Director and Chairman                                      60
John G. McLaughlin...................    President                                                  51
J. Wesley Carter.....................    Chief Operating Officer and Director                       58
Richard Leslie Bertrand..............    Senior Vice President, Planning and Development            50
Ronald P. Knox.......................    Senior Vice President, Operations                          54
Melvin A. Rhinelander................    Executive Vice President, Secretary and Director           48
Roch Carter..........................    Vice President, General Counsel and Assistant Secretary    59
Stephen F. Dineley...................    Vice President, Chief Financial Officer, Treasurer and     47
                                         Director
Elizabeth H. Hoffman.................    Vice President, Clinical Services and Chief Clinical       46
                                         Officer
Walter A. Levonowich.................    Vice President, Accounting                                 42
Melvin A. Rhinelander................    Vice President and Secretary                               48
L. William Wagner....................    Vice President                                             50
Timothy J. Murphy....................    Assistant Secretary                                        36

     The respective terms of office of the directors of the Company are for three years and until their respective successors are elected. All executive officers of Extendicare and the Company serve at the discretion of the respective board of directors of such corporations.

     DR. JOY DURFEE CALKIN joined Extendicare in 1995 as a member of the Board of Directors. In August 1997, Dr. Calkin was appointed President and Chief Executive Officer of Extendicare. In January 1998, Dr. Calkin was appointed Director and Chairman of the Company. Prior to her appointment with Extendicare, Dr. Calkin was Vice President and Provost of the University of Calgary. She was also a professor in the Faculty of Nursing, specializing in health systems management and design as well as pediatric nursing. Dr. Calkin received her Ph.D. in Health Services Administration and is widely published in the healthcare field. Dr. Calkin has over 29 years of healthcare experience.

     J. WESLEY CARTER joined Extendicare in 1973 as Senior Vice President of Finance. In 1978, Mr. Carter was appointed President and Chief Operating Officer of the U.S. operations for the Company. Mr. Carter left Extendicare in 1981 to take on the position of President at Manley Insurance Brokers Inc. In December 1994, Mr. Carter returned to Extendicare in his current capacity as Chief Operating Officer. Mr. Carter was appointed Chief Executive Officer of the Company in September 1997 and from September 1997 to March 1, 1999 also served as President of the Company. Mr. Carter has been a Director of the Company since 1994.

     STEPHEN F. DINELEY joined Extendicare on September 1, 1997. In February 1998, Mr. Dineley was appointed Vice President Chief Financial Officer, Treasurer and Director of the Company. Mr. Dineley has 23 years of accounting and finance experience and, prior to joining Extendicare, had been a partner with KPMG for 13 years. While in public accounting, Mr. Dineley had extensive experience with the healthcare industry and publicly-held clients.

     MELVIN A. RHINELANDER has been with Extendicare for 21 years. He currently holds the position of Executive Vice-President and Secretary for Extendicare. In addition, he serves as Vice-President and Secretary of Extendicare (Canada) Inc. Mr. Rhinelander has been Secretary of the Company since 1989 and in February 1998, was appointed Vice President and Director of the Company.

     JOHN G. MCLAUGHLIN joined the Company in 1999 as President. Prior to his appointment with the Company, Mr. McLaughlin served as President of Extendicare since 1995, and had previously served in a number of roles since joining Extendicare in 1984. Mr. McLaughlin has over 26 years of experience in the healthcare industry.

     RICHARD LESLIE BERTRAND joined the Company in 1995 as Senior Vice President. Mr. Bertrand has been with Extendicare in various financial capacities, including Senior Vice President, since 1976.

     RONALD P. KNOX joined the Company in 1982 with the acquisition of American Medical Affiliates, as Associated Vice President of Eastern Field Operations. Mr. Knox became Senior Vice President of Field Operations in 1985 and was promoted to Vice President of the Company in 1987. He was named Senior Vice President of Operations in January of 1989. Prior to that, Mr. Knox served as the Assistant Vice President of Operations for American Medical Affiliates from 1972 until 1982. Mr. Knox has 19 years of facility management experience and seven years of labor relations/negotiations experience.

     ROCH CARTER joined the Company in 1974 as Legal Counsel. In 1985 he was appointed General Counsel and in January 1998, he was appointed Vice President, General Counsel and Secretary. Mr. Carter was formerly an attorney with the United States Attorney's office in Milwaukee. Mr. Carter was also an attorney with the City of Milwaukee and was in practice with Young and McManus, S.C. Mr. Carter has over 25 years experience in healthcare law and practice.

     ELIZABETH H. HOFFMAN joined the Company in 1998 with the acquisition of Arbor, as Vice President, Clinical Services and Chief Clinical Officer. Prior to joining EHSI, Ms. Hoffman held the position of Senior Vice President Clinical Services of Arbor.

     WALTER A. LEVONOWICH has been with the Company since 1987 in various financial capacities. In 1998, Mr. Levonowich was appointed Vice President, Accounting.

     L. WILLIAM WAGNER joined the Company in 1987 as Vice President of Human Resources. Prior to that he served as Vice President of Human Resources for ARA Living Centers and Director of Personnel for General Foods Corp. Mr. Wagner has 16 years of experience in healthcare and over 21 years of human resources experience.

     TIMOTHY J. MURPHY joined the Company in 1991 as Corporate Counsel. In 1998, Mr. Murphy was appointed Deputy General Counsel and Assistant Secretary.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF NAMED EXECUTIVE OFFICERS

     The summary Compensation Table details compensation information for the three fiscal years ended December 31, 1998 for each of the Chief Executive Officer and the four other most highly compensated executive officers and one former executive officer (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE
                 (AMOUNTS IN U.S. DOLLARS, EXCEPT WHERE NOTED)

                                                                                     LONG-TERM
                                               ANNUAL COMPENSATION                  COMPENSATION
                                   -------------------------------------------   ------------------
    NAME AND PRINCIPAL                                          OTHER ANNUAL         SECURITIES          ALL OTHER
    POSITION WITH THE       YEAR     SALARY         BONUS      COMPENSATION(1)   UNDERLYING OPTIONS   COMPENSATION(2)
         COMPANY            ($)        ($)           ($)             ($)                (#)                 ($)
    ------------------      ----     ------         -----      ---------------   ------------------   ---------------
J.W. Carter...............  1998       350,000            --              --               --           Cdn 13,122
Chief Operating Officer,    1997        72,915/  Cdn 208,542              --           55,000           Cdn 12,126
Extendicare Inc.; and              Cdn 267,000
Chief Executive Officer,    1996   Cdn 300,000   Cdn 165,000              --               --            Cdn 8,964
Extendicare Health
Services, Inc.(4)
J.D. Calkin(3)............  1998       116,666/           --     Cdn 121,225               --           Cdn 18,000
President and Chief                Cdn 233,333
Executive Officer,          1997   Cdn 145,833    Cdn 94,791              --          102,000            Cdn 3,093
Extendicare Inc.; and
Chairman of Extendicare
Health Services, Inc.
L.M. Austin(5)............  1998       240,000            --              --               --               43,999
Executive Vice-President    1997       230,000        92,000              --           30,000               38,130
Operations                  1996       207,000        83,080              --               --               34,885
R.L. Bertrand.............  1998       210,000            --              --               --               39,176
Senior Vice-President,      1997       202,000        80,800              --           20,000               33,815
Planning and Development    1996       191,400        76,560              --               --               32,225
R.P. Knox.................  1998       200,000            --              --               --               42,464
Senior Vice-President,      1997       190,000        76,000              --           20,000               36,110
Operations                  1996       181,300        65,268              --               --               34,805
R.J. Abramowski(6)........  1998       202,000            --              --               --               36,527
Vice-President, Finance     1997       202,000        80,800              --           20,000               32,995
                            1996       191,400        76,500              --               --               31,505

---------------
NOTES:

(1) The aggregate amount of perquisites and other benefits for each named executive officer is less than the lesser of $50,000 and 10% of total annual salary and bonus. In the case of J.D. Calkin, she receives a deferred retirement contribution of Cdn$100,000 per year.

(2) For J.D. Calkin and J.W. Carter these amounts reflect premiums paid by the Company for term life insurance and long-term disability. All other compensation in the case of R.L. Bertrand, R.P. Knox, L.M. Austin and R.J. Abramowski includes payments for life insurance and long-term disability premiums and contributions to a deferred compensation and defined contribution retirement plan.

(3) J.D. Calkin relocated to the United States in September 1998 and her salary prior thereto was in Canadian dollars.

(4) Prior to March 1, 1999, J.W. Carter also held the position of President of Extendicare Health Services, Inc.

(5) L.M. Austin's employment with Extendicare Health Services, Inc. terminated effective January 1, 1999.

    (6) R.J. Abramowski's employment with Extendicare Health Services, Inc. terminated effective March 31, 1998.

DEFERRED COMPENSATION PLAN

     The Company maintains a non-qualified, deferred compensation plan (the "Deferred Compensation Plan") covering certain employees. The maximum amount of annual compensation which may be deferred is 10% of such employee's base salary (excluding any bonus). The Company matches (up to 50%) of the amount so deferred, and the combined amount earns interest at the prime rate. The Company amount, along with interest thereon, will vest to the employee over an eight year period. Amounts deferred and vested matching amounts are payable upon the occurrence of certain events (i.e., death, disability or termination). Amounts deferred are not guaranteed, are "at risk", and subject to the ability of the Company to subsequently make such payments. The deferred compensation account is a book reserve, and the Company's obligations are unfunded and unsecured.

EXECUTIVE RETIREMENT PLAN

     The Company provides an Executive Retirement Program ("ERP") for certain of its key officers and executives. The ERP provides for a company contribution of 10% of the participants base salary to be placed into certain mutual funds at the participant's discretion. The amounts in the ERP become vested to the participant based on certain events which are specified in the participants ERP plan, and by discretionary actions by the Board of Directors of Extendicare. For certain of the ERP participants, a graduated ERP vesting is applicable in the case of an employer initiated termination. Any funds, which may be invested, or assets, which may be acquired by the Company relating to the ERP, continue to be a part of the general funds of the Company and no party, other than the Company, has any interest in such funds. To the extent that any participant acquires a right to receive payment from the Company under the ERP, such right shall be no greater than the right of any unsecured general creditor of the Company. The Company expenses amounts it funds into the ERP on a monthly basis.

STOCK OPTION PLANS

     Extendicare's Stock Option Plan (the "Plan") provides for the granting, from time to time, at the discretion of the Board of Directors of Extendicare (the "Extendicare Board of Directors"), to certain directors, officers and employees of the Extendicare group of companies, of options to purchase Subordinate Voting Shares of Extendicare (the "Subordinate Voting Shares") for cash. The Plan provides that the exercise price of any options granted shall not be less than the closing price (or, if there is no closing price, the simple average of the bid and ask price) for the Subordinate Voting Shares as quoted on The Toronto Stock Exchange on the trading day prior to the date of grant. It also permits options to be exercised for a period not to exceed either five or ten years from the date of grant, as determined by the Extendicare Board of Directors at the time the option is granted. The Plan contains provisions for appropriate adjustments in the event of corporate reorganizations of Extendicare.

     At December 31, 1998, a total of 4,798,350 Subordinate Voting Shares of Extendicare were reserved under the Plan, of which 1,440,200 Subordinate Voting Shares were under option and 3,358,150 were available for option.

     The following table outlines stock options exercised during 1998 and option values at December 31, 1998 for the Named Executive Officers.

 AGGREGATED OPTION EXERCISES DURING THE MOST RECENTLY COMPLETED FISCAL YEAR AND
                         FISCAL YEAR-END OPTION VALUES

                                                                 NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                                                                UNDERLYING UNEXERCISED           IN-THE-MONEY OPTIONS
                            SECURITIES                        OPTIONS AT FISCAL YEAR-END        AT FINANCIAL YEAR-END
                            ACQUIRED ON      AGGREGATE                   (#)                             ($)
                             EXERCISE      VALUE REALIZED    ----------------------------    ----------------------------
          NAME                  (#)             ($)          EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
          ----              -----------    --------------    -----------    -------------    -----------    -------------
J.D. Calkin.............       3,000          Cdn 4,380         31,000         80,000            --              --
J.W. Carter.............      10,000        Cdn 112,600        113,750         41,250            --              --
L.M. Austin.............          --                 --         20,000         28,750            --              --
R.L. Bertrand...........          --                 --         20,000         20,000            --              --
R.P. Knox...............          --                 --         16,250         18,750            --              --

---------------
Note: The closing price of the Extendicare Subordinate Voting Shares on The
      Toronto Stock Exchange on December 31, 1998 was Cdn$8.70.

RETIREMENT ARRANGEMENTS

     J.D. Calkin is entitled to receive a deferred retirement contribution of Cdn$100,000 per year.

     J.W. Carter is covered by a retirement arrangement established by Extendicare. The arrangement provides for a pension that will generate a benefit at age 60 of 44% of Mr. Carter's best three consecutive years of basic salary. This benefit would increase by 2% for each additional year of service over the age of 60. Retirement benefits are payable as an annuity over the lifetime of the executive with a portion continuing to be paid to the executive's spouse after death of the executive.

     R.L. Bertrand is covered by a retirement arrangement established by Extendicare. It provides for a benefit of 4% of the best three consecutive years of basic salary for each year of service to a maximum of 15 years and 1% per year thereafter. These arrangements provide a maximum benefit guarantee of 60% of base salary after 15 years of service and 70% after 25 years of service. Normal retirement age is 60 years. Retirement benefits are payable as an annuity over the lifetime of the executive with a portion continuing to be paid to the executive's spouse after the death of the executive.

     The named executive officers, other than J.D. Calkin, J.W. Carter and R.L. Bertrand, are not participants in these arrangements as they are participants in money purchase, 401(K) and deferred compensation plans established for the Company's executives.

TERMINATION OF EMPLOYMENT AGREEMENTS

     J.D. Calkin and J.W. Carter have termination of employment agreements that provide for 18 months' severance in the event of termination other than for cause. R.J. Abramowski terminated employment with the Company effective March 31, 1998 and has entered into an agreement whereby he is provided with 18 months' salary continuance.

COMPENSATION COMMITTEE INTERLOCKS & INSIDER PARTICIPATION

     The Human Resources Committee of the Extendicare Board of Directors is comprised of six directors. The Committee determines compensation matters for Extendicare and its subsidiaries, including the Company, and consists of: Derek H.L. Buntain, Sir Graham Day, David M. Dunlap, Michael J.L. Kirby, Frederick B. Ladly and J. Thomas MacQuarrie.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Company is an indirect wholly-owned subsidiary of Extendicare. Extendicare's principal executive offices are located at 3000 Steeles Avenue East, Markham, Ontario L3R 9W2.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATED PARTY TRANSACTIONS

     The Company is an indirect wholly-owned subsidiary of Extendicare and insures certain risks, including comprehensive general liability, property coverage and excess workers' compensation/employer's liability insurance, with an affiliated insurance subsidiary of Extendicare. Expenses of approximately $5.3 million, $0.2 million and $8.4 million were recorded by the Company for this purpose in the fiscal years ended December 31, 1998, 1997 and 1996, respectively.

     At December 31, 1998, 1997 and 1996, the Company had a non-interest bearing payable to Crownx Properties Inc., an affiliate of Extendicare, in the amount of approximately $3.5 million with no specific due date.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) DOCUMENTS FILED AS PART OF THIS REPORT:

1. FINANCIAL STATEMENTS

     The following reports, financial statements and schedule are filed herewith on the pages indicated:

                                                                    PAGES
                                                                    -----
    Report of Independent Auditors..............................     25
    Consolidated Balance Sheets at December 31, 1998 and 1997...     26
    Consolidated Statements of Net Earnings for Years 1998,
      1997, and 1996............................................     27
    Consolidated Statements of Shareholder's Equity for Years
      1998, 1997 and 1996.......................................     28
    Consolidated Statements of Cash Flows for Years 1998, 1997
      and 1996..................................................     29
    Notes to Consolidated Financial Statements..................     30

2. FINANCIAL STATEMENT SCHEDULE

     See the Exhibit Index, which is incorporated by reference herein.

3. EXHIBITS

     See (c) below.

(B) REPORTS ON FORM 8-K:

    DATE OF REPORT                     ITEMS REPORTED
    --------------                     --------------
    September 30, 1998                 Items 2, 7 -- The Company reported the disposition of the
                                       UPC institutional pharmacy business to Omnicare, Inc. and
                                       its affiliates for $250 million in cash, 125,000 shares
                                       of Omnicare, Inc. Common stock and warrants to purchase
                                       1.5 million shares of Omnicare, Inc. Common Stock at an
                                       exercise price of $48 per shares.
                                       The following financial statements were filed as part of
                                       such Report:      Unaudited Pro Forma Consolidated
                                       Balance Sheet at June 30, 1998;
                                       Unaudited Pro Forma Consolidated Statement of Operations
                                            for the year ended December 31, 1997;
                                       Unaudited Pro Forma Consolidated Statement of Operations
                                            for the six months ended June 30, 1998; and
                                       Notes to Pro Forma Consolidated Financial Statements.

(C) EXHIBITS:

     See the Exhibit Index, which is incorporated by reference herein.

(D) FINANCIAL STATEMENTS EXCLUDED FROM ANNUAL REPORT TO SHAREHOLDERS:

     Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          EXTENDICARE HEALTH SERVICES, INC.

                                          By:    /s/ STEPHEN F. DINELEY
                                            ------------------------------------
                                                     Stephen F. Dineley
                                              Vice President, Chief Financial
                                                           Officer,
                                             Treasurer and Director (principal
                                                          financial
                                              officer and principal accounting
                                                           officer)

Date: March 31, 1999

     Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and on the date indicated:

                   NAME                                      TITLE                           DATE
                   ----                                      -----                           ----

                                            President                                   March 31, 1999
------------------------------------------
            John G. McLaughlin

                                            Chief Executive Officer and Director        March 31, 1999
------------------------------------------  (Principal Executive Officer)
             J. Wesley Carter

                                            Vice President, Chief Financial Officer,    March 31, 1999
------------------------------------------  Treasurer and Director (Principal
            Stephen F. Dineley              Financial Officer and Principal
                                            Accounting Officer)

                                            Chairman and Director                       March 31, 1999
------------------------------------------
          Dr. Joy Durfee Calkin

                                            Vice President, Secretary and Director      March 31, 1999
------------------------------------------
          Melvin A. Rhinelander

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     The Company has not sent an annual report covering its last fiscal year or proxy soliciting material to security holders and does not intend to do so.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                               EXHIBIT
-------                              -------
3.1        Certificate of Incorporation of Extendicare Health Services,
           Inc.(1)
3.2        By-Laws of Extendicare Health Services, Inc.(1)
4.1        Indenture, dated as of December 2, 1997, by among the
           Company, the Guarantors and the Bank of Nova Scotia Trust
           Company of New York, as Trustee (Including form of the
           outstanding Exchange Notes)(1)
4.2        Registration Rights Agreement, dated as of December 2, 1997, by and among the Company, the Guarantor and the Initial
           Purchasers.(1)
10.1       Credit Agreement dated as of November 26, 1997 among the
           Company, Extendicare Holdings, Inc. and the subsidiary
           Guarantor (as defined therein) and NationsBank, N.A., or
           Agent, and the Lenders (as defined therein).(1)
10.2       Amendment and Consent to Credit Agreement
10.3       Agreement and Plan of Merger, dated as of September 29,
           1997, by and among Extendicare Inc., AMC Acquisition Corp.
           and Arbor Health Care Company.(1)
10.4       Asset Purchase Agreement, dated as of July 29, 1998, between
           Extendicare Health Service, Inc. and certain affiliate and
           Omnicare, Inc. and its affiliates.(2)
21.1       Subsidiaries of the Company(1)
27.1       Financial Data Schedule.
99.1       Extendicare Health Services, Inc. and Subsidiaries Schedule
           II -- Valuation and Qualifying Accounts (In Thousands).

---------------
(1) Incorporated by reference to the Company's Registration Statement on Form S-4 (Registration No. 333-43549).

(2) Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1998.