Form 10-Q
period 1999-03-31
EXTENDICARE HEALTH SERVICES INC
filed 1999-05-17
CIK 1052024

===============================================================================
                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                            111 WEST MICHIGAN STREET
                            MILWAUKEE, WI 53203-2903
              (Address of Principal Executive Offices and Zip Code)

                                 (414) 908-8000
              (Registrant's telephone number, including area code)
                       SEE TABLE OF ADDITIONAL REGISTRANTS



-------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X             No
    ---              ---


===============================================================================

                       EXTENDICARE HEALTH SERVICES, INC.
                                      INDEX


PART I.                      FINANCIAL INFORMATION                                    Page
                                                                                      ----
Item 1                       Condensed Financial Statements

                             Consolidated Statements of Earnings
                             for the three months ended
                             March 31, 1999 and 1998                                    3

                             Consolidated Balance Sheets
                             March 31, 1999 and December 31, 1998                       4

                             Consolidated Statements of Cash Flows
                             for the three months ended
                             March 31, 1999 and 1998                                    5

                             Notes to Consolidated Financial Statements                 6

Item 2                       Management's Discussion and Analysis                       8


Item 3                       Quantitative and Qualitative Disclosures
                             about Market Risk                                         18

PART II.                     OTHER INFORMATION

Item 1                       Legal Proceedings                                         21

Item 2                       Change in Securities                                      21

Item 3                       Defaults Upon Senior Securities                           21

Item 4                       Submission of Matters to a
                             Vote of Security Holders                                  21

Item 5                       Other Information                                         21

Item 6                       Exhibits and Reports on Form 8-k                          21

SIGNATURES                                                                             23

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        EXTENDICARE HEALTH SERVICES, INC.

                 CONSOLIDATED STATEMENTS OF NET (LOSS) EARNINGS
                FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                                 Three Months       Three Months
                                                                                    Ending             Ending
                                                                                March 31, 1999     March 31, 1998
                                                                                --------------     --------------
REVENUES:
  Nursing and assisted living centers                                             $ 227,846            $ 247,902
  Medical supplies and outpatient therapy                                            11,415               42,570
  Other                                                                               2,280                1,900
                                                                                  ---------            ---------
                                                                                    241,541              292,372

COSTS AND EXPENSES:
  Operating                                                                         211,154              244,247
  General and administrative                                                          9,523               12,176
  Lease costs                                                                         4,645                3,706
  Depreciation and amortization                                                      12,707               13,614
  Interest expense                                                                   12,382               15,332
  Interest income                                                                      (354)                (703)
                                                                                  ---------            ---------
                                                                                    250,057              288,372
                                                                                  ---------            ---------
 (Loss) earnings from operations                                                     (8,516)               4,000

(BENEFIT) PROVISION FOR INCOME TAXES                                                 (2,708)               1,880
                                                                                  ---------            ---------
  (Loss) earnings before minority interests                                          (5,808)               2,120

MINORITY INTERESTS                                                                       15                 (213)
                                                                                  ---------            ---------
  Net (loss) earnings                                                             $  (5,793)           $   1,907
                                                                                  =========            =========
PER COMMON SHARE:
 Net (loss) earnings per common share                                             $      (6)           $       2
                                                                                  =========            =========


The accompanying notes are an integral part of these consolidated financial statements.

                        EXTENDICARE HEALTH SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1999 AND DECEMBER 31, 1998
                            (Dollars in Thousands)


                             ASSETS                                   March 31, 1999        December 31, 1998
                                                                      --------------        -----------------
                                                                        (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                              $     5,574               $    1,084
  Accounts receivable, less
       allowances of $26,897 and $25,899                                     175,870                  188,100
  Inventories, supplies and prepaid expenses                                  10,890                   10,803
  Income taxes receivable                                                      5,807                    3,321
  Deferred state income taxes                                                  4,540                    4,128
  Debt service trust funds                                                       166                      202
  Due from shareholder -
      Deferred federal income taxes                                           23,845                   21,294
                                                                          ----------               ----------
      Total current assets                                                   226,692                  228,932

PROPERTY AND EQUIPMENT, NET                                                  696,414                  700,141
GOODWILL, NET                                                                141,329                  142,349
IDENTIFIABLE INTANGIBLE ASSETS, NET                                            9,733                    9,621
OTHER ASSETS                                                                  50,560                   54,434
                                                                          ----------               ----------
                                                                          $1,124,728               $1,135,477
                                                                          ==========               ==========
                      LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable, accrued liabilities and due to shareholder            $  148,474               $  190,808
  Current maturities of long-term debt                                        24,980                   20,647
                                                                          ----------               ----------
      Total current liabilities                                              173,454                  211,455

LONG-TERM DEBT                                                               566,292                  527,101

OTHER LONG-TERM LIABILITIES                                                    9,127                   13,410

DUE TO SHAREHOLDER AND AFFILIATES
      Deferred federal income taxes and other                                 60,275                   60,150

DEFERRED STATE INCOME TAXES                                                   11,096                   10,801

MINORITY INTERESTS                                                               916                      931

SHAREHOLDER'S EQUITY:
 Common stock, $1 par value, 1,000 shares authorized,
      947 shares issued and outstanding                                            1                        1
 Additional paid-in capital                                                  208,787                  209,787
 Accumulated other comprehensive (loss) income                                (2,081)                     187
 Retained earnings                                                            96,861                  102,654
                                                                          ----------               ----------
      Total shareholder's equity                                             303,568                  311,629
                                                                          ----------               ----------
                                                                          $1,124,728               $1,135,477
                                                                          ==========               ==========


   The accompanying notes are an integral part of these consolidated financial statements.

                        EXTENDICARE HEALTH SERVICES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                       Three Months         Three Months
                                                                           ended                 ended
                                                                      March 31, 1999       March 31, 1998
                                                                      --------------       --------------
OPERATING ACTIVITIES:
Net (loss) earnings                                                        $ (5,793)           $  1,907
Adjustments to reconcile net income to net cash (used for)
      provided from operating activities:
      Depreciation and amortization                                          13,234              14,349
      Provision for uncollectible accounts receivable                         2,860               2,799
      Deferred income taxes                                                  (1,029)             (1,279)
      Minority interests                                                        (15)                213

Changes in assets and liabilities:
      Accounts receivable                                                     9,370             (15,173)
      Inventories, supplies and prepaid expenses                                (87)              1,028
      Debt service trust funds                                                   36                 247
      Bank indebtedness                                                           -                (376)
      Accounts payable and accrued liabilities                              (17,335)             20,146
      Income taxes receivable                                                (2,486)                150
      Other long-term liabilities                                            (4,283)                889
                                                                           --------            --------
       Cash (used for) provided from operating activities                    (5,528)             24,900

INVESTING ACTIVITIES:
      Payment for acquisitions                                                    -              (3,786)
      Payments for purchase of property and equipment                        (7,262)            (17,312)
      Proceeds from sale of property and equipment                               95               2,832
      Income taxes paid on sale of operations                               (25,000)                  -
      Changes in other non-current assets                                    (1,339)             (2,111)
                                                                           --------            --------
       Cash used for investing activities                                   (33,506)            (20,377)

FINANCING ACTIVITIES:

      Proceeds from issuance of long-term debt                               44,000               9,000
      Payments of long-term debt                                               (476)             (9,098)
      Distribution of minority interest                                          -                 (100)
                                                                           --------            --------
       Cash provided from (used for) financing activities                    43,524                (198)
                                                                           --------            --------
INCREASE IN CASH AND CASH EQUIVALENTS                                         4,490               4,325

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD                                 1,084               1,418
                                                                           --------            --------
CASH AND CASH EQUIVALENTS END OF PERIOD                                    $  5,574            $  5,743
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

         These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1998 contained in the Company's 10-K.

RECLASSIFICATIONS

The Corporation has reclassified certain 1998 line items within revenue to conform to the 1999 presentation. Under the new Prospective Payment System, Medicare ancillary services provided to the Corporation's residents are now combined with routine care revenue as part of the per diem rate for nursing residents. As a result, the Corporation has reclassified the prior year medical specialty revenue provided to affiliated residents to nursing and assisted living centers revenue. Medical supplies and outpatient therapy revenue includes revenue to non-affiliated residents and individuals in their own homes, and for 1998 includes revenue from pharmacy services provided to non-affiliated residents.


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


3- COMMITMENTS AND CONTINGENCIES

CAPITAL EXPENDITURES

The Company as of March 31, 1999 had capital expenditure purchase commitments outstanding of approximately $2,595.

LITIGATION

The Company periodically is a defendant in actions brought against it in connection with its operations. Management believes, on the basis of information furnished by legal counsel, that none of these actions will have a material effect on the financial position or results of operations of the Company.

4- SUBSEQUENT EVENT

SENIOR CREDIT FACILITY AMENDED

Subsequent to March 31, 1999, the Company amended its $412.6 million senior credit facility, consisting of a $200.0 million revolving credit facility and term loans of $212.6 million. The amendments to the credit facility include revision to the financial covenants to reflect the financial impact of the Medicare Prospective Payment System (PPS) and include increased interest rates. Following the amendment, the applicable interest rate margins in the pricing matrix pertaining to the Company's Revolving Credit Facility and Tranche A Term Loan range from 0.75% to 2.75% for Eurodollar loans and 0.50% to 2.00% for base rate loans. The applicable margin for the Tranche B Term Loan is 3.00% for Eurodollar loans and a range of 1.25% to 2.75% for base rate loans. Effective April 29, 1999, the applicable margins under the Revolving Credit Facility and Tranche A Term Loan were 2.75% for Eurodollar loans and 2.00% for base rate loans, and the applicable margin under the Tranche B Term Loan was 3.00% for Eurodollar loans and 2.75% for base rate loans.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

The Company is one of the largest providers of long-term care and related services in the United States. The Company operated 204 nursing (21,868 operational beds) and 43 assisted living and retirement facilities (1,802 units) at March 31, 1999. The Company's facilities are located in 14 states.

The Company's revenues are derived through the provision of healthcare services in its network of facilities, including long-term care services such as skilled nursing care, assisted living care and related support services and medical specialty services such as subacute care and rehabilitative therapy, and medical equipment, supplies and services. As a result of PPS, the Company has reclassified its revenue components. Nursing and assisted living centers revenue are derived from the provision of routine and ancillary services for the Company's residents. Medical supplies and outpatient therapy revenues are derived from providing medical supplies and outpatient therapy services to non-affiliated residents and individuals in their own home.

The Company derives its revenue from Medicare, Medicaid and private pay sources. The following table sets forth the Company's private pay, Medicare and Medicaid sources of revenue by percentage of total revenue:


                                              THREE MONTHS ENDED
                                                   MARCH 31
                                          ------------------------
                                             1999         1998
                                          ------------ -----------
           Private pay                           37%          35%
           Medicare                              22           29
           Medicaid                              41           36


Private Pay. The Company classifies payments from individuals who pay directly for services without governmental assistance as private pay revenue. The private-pay classification also includes revenues from commercial insurers, health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs") and other charge-based payment sources as well as revenue from HMO Medicare risk plans. Blue Cross and Veterans' Administration payments are included in private pay and are made pursuant to renewable contracts with these payors.

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

The Balanced Budget Act of 1997 (the "Balanced Budget Act"), signed into law on August 5, 1997, makes numerous changes to the Medicare and Medicaid programs which affect the Company. With respect to the Medicare program, the new law established a Prospective Payment System ("PPS") for SNF services. Under the PPS, long-term care providers are reimbursed for Medicare Part A services based on federally established per diem rates for 44 various categories of care associated with the medical complexities and needs of the patients. The patient's payment category dictates the amount that the provider will receive to care for the patient on a daily basis. This new legislation became effective for cost report periods commencing July 1, 1998 and after. For the Company, this new system became effective for three facilities during 1998. The remainder of the Company's facilities became PPS funded as of January 1, 1999. Under certain criteria, a three-year phase-in to the PPS is effective. This change will reward efficient providers and penalize those that are inefficient.

Prior to the implementation of the new Medicare PPS the Company was reimbursed under the Medicare program for its direct costs plus an allocation of indirect costs up to a regional limit. The costs of care for Medicare patients receiving specialty medical services often exceeded the regional reimbursement limits. The Company in such cases filed for routine cost limit ("RCL") exceptions in an attempt to recover such additional costs. There can be no assurance that the Company will be able to recover such excess costs under pending or future exception requests. In addition, on-going efforts by third-party payors to contain healthcare costs by limiting reimbursement rates, increasing case management reviews and negotiating reduced contract pricing could affect the Company's future revenues and profitability.


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

The following is a summary of significant events in 1999 and 1998.

ACQUISITIONS

The Company acquired five nursing facilities (456 operational beds) and one assisted living facility (88 units) for $19.1 million, including the assumption of $2.7 million of debt and the assets of four medical specialty services related businesses for $3.5 million during 1998. The Company also added one nursing facility (76 beds) through an operating lease in 1998.

CONSTRUCTION

The Company completed construction of a nursing facility (120 operational beds) during the first three months of 1999.

The Company completed construction of four nursing facilities (384 operational beds), one nursing facility addition (47 operational beds), five assisted living facilities (244 units) and two therapy additions during 1998.

DIVESTITURES

In 1998, the Company sold its institutional pharmacy business to Omnicare, Inc. for proceeds of $258.0 million. The sale resulted in a pre-tax gain of $97.8 million and related income tax expense of $72.6 million. Goodwill and other intangible assets were reduced by $90 million as part of the sale.

The Company applied the after-tax net proceeds of the sale to reduce $165 million of debt.

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

RESULTS OF OPERATIONS

The following table sets forth details of revenues and earnings as a percentage of total revenues:


                                                                     Three Months
                                                                        Ended
                                                                       March 31
                                                          -----------------------------------
                                                               1999               1998
                                                          ---------------    ----------------
       Revenues
         Nursing and assisted living                             94.3               84.8
         Medical supplies and outpatient therapy                  4.7               14.5
         Other                                                    1.0                0.7
                                                                -----              -----
                                                                100.0              100.0

       Operating and general
         and administrative costs                                91.3               87.7
       Lease costs, depreciation and amortization                 7.2                5.9
       Interest, net                                              5.0                5.0
       (Loss) earnings before taxes                              (3.5)               1.4
       Income taxes                                              (1.1)               0.6
       (Loss) earnings before minority interests                 (2.4)               0.8
                                                                -----              -----
       Net (Loss) Earnings                                       (2.4)               0.7


THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1998

Revenues in the three months ended March 31, 1999 were $241.5 million, representing a decrease of $50.8 million (17.4%) from $292.4 million in the three months ended March 31, 1998. The decrease in revenues of $50.8 million included decreases in nursing and assisted living centers revenues of $20.0 million, medical supplies and outpatient therapy revenues of $31.2 million, partially offset by an increase in other revenues of $0.4 million.

The decrease in nursing and assisted living centers revenues of $20.0 million included an increase of $6.3 million from the opening of newly constructed facilities, the acquisition of one facility effective January 31, 1998, one facility effective April 1, 1998, and four facilities effective November 1, 1998, partially offset by a facility closure. Revenues from facilities which the Company operated during each of 1999 and 1998 ("same-facility") decreased $26.3 million when comparing periods. Same-facility revenues decreased between periods due to the effects of PPS and lower occupancy. Under PPS, the average Medicare rate per day was reduced to approximately $310.60 per patient day during the first quarter of 1999 compared to approximately $402.21 per patient day for the first quarter of 1998. Same-facility occupancy, defined as patient days for nursing facilities and units occupied for assisted living facilities, declined 1.6%. Average percentage occupancy for same-facilities, based on beds/units in operation, was 86.2% in the first quarter of 1999 compared with 87.7% in the comparable period of 1998.

The decrease in medical supplies and outpatient therapy revenues of $31.2 million (73.2%) included $31.4 million from divestitures during 1998 and 1999 (primarily pharmacy operations of $30.1 million), net of acquisitions. The remaining increase of $0.2 million is primarily due to growth in outpatient and contracted services operations.

OPERATING AND GENERAL AND ADMINISTRATIVE COSTS

Operating and general and administrative costs decreased $35.7 million or 13.9% between periods. The decrease included decreases in costs relating to divestitures, net of acquisitions and newly constructed facilities, of approximately $18.0 million. The remaining decrease in operating and general and administrative costs of $17.7 million (7.8%) included decreased costs of $26.2 million, primarily due to decreased therapy activity as a result of PPS, partially offset by an increase in wage-related costs of $8.5 million. The increase in wage-related costs included an increase of $8.7 million to attract and retain qualified personnel, offset by a decrease in workers' compensation costs of $0.2 million due to more favorable actuarial adjustments for prior years in 1999 compared to 1998.

LEASE COSTS, DEPRECIATION AND AMORTIZATION

Total lease costs and depreciation and amortization were constant at $17.3 million when comparing 1999 to 1998. Lease costs increased $0.9 million when comparing the three months ended March 31, 1999 to the three months ended March 31, 1998 due to the new corporate office facility and upgrade of the computer system, offset by a decrease in amortization expense of $0.9 million primarily due to the sale of the pharmacy operation and related goodwill.

INTEREST

Net interest expense decreased $2.6 million to $12.0 million in the three months ended March 31, 1999 compared with $14.6 million in the comparable period in 1998. The decrease is due to a decrease in the average debt level to $586.1 million during the first quarter of 1999 compared to $717.5 million during the first quarter of 1998 resulting from the company's use of pharmacy sale proceeds to paydown debt and due to a decrease in the weighted average interest rate of all long-term debt to approximately 8.45% during the first quarter of 1999 compared to approximately 8.55% during the first quarter of 1998.

Net interest expense was also affected by less favorable investment earnings in the first quarter of 1999 compared to the first quarter of 1998.

START-UP COSTS

The Company has absorbed pre-tax start-up losses associated with newly constructed facilities in the first quarter of 1999 of $1.4 million compared to $1.9 million in the first quarter of 1998. The $0.5 million decrease when comparing periods was due to the timing of facility openings in 1999 versus 1998.

INCOME TAXES

Income taxes in the three months ended March 31, 1999 decreased to a $2.7 million tax benefit from a $1.9 million provision for taxes in the comparable period in 1998 as a result of decreased earnings.

NET (LOSS) EARNINGS

The net loss in the three months ended March 31, 1999 was $5.8 million, a decrease of $7.7 million over net earnings of $1.9 million in the comparable period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $5.6 million at March 31, 1999 and $1.1 million at December 31, 1998.

Cash flow generated from operations before working capital changes was $9.3 million for the three months ended March 31, 1998 compared with $18.0 in the comparable period of 1998. The decrease in cash flow from operations before working capital changes is the result of a decline in operating earnings.

The Company experienced an increase in working capital since December 31, 1998, excluding cash and borrowings included in current liabilities, of $35.6 million. The increase in working capital resulted from a decrease in taxes payable of $31.9 million and a $15.8 million decrease in accounts payable and accrued liabilities. Taxes payable included a payment of $25.0 million related to the sale of the pharmacy operation and a tax benefit of $4.6 million. Accounts receivable at March 31, 1999, were $175.9 million compared with $188.1 million at December 31, 1998, representing a decrease of $12.2 million. The reduction in accounts receivable included a decrease within the nursing operations of $5.5 million, a decline within the Company's UPC Health Network medical supplies and outpatient therapy operations of $5.3 million and a decline in prior policy year workers' compensation receivables of $1.4 million due to collections. Billed patient care and other receivables decreased $6.7 million while third-party payor settlement receivables increased $1.2 million within the nursing operations. The decrease in billed patient care receivables of $6.7 million included a decrease of $3.5 million primarily due to a decline in Medicare revenues as a result of changes in the Federal reimbursement policies. The remaining decrease in billed patient care receivables of $3.2 million was due to the timing of the receipt of remittances between periods. The increase in settlement receivables of $1.2 million between periods included $1.4 million due to favorable Medicare rate accruals adjustments resulting from 1995 cost reimbursement findings partially offset by decrease of $0.2 million from the collection of Medicaid program settlements. The decrease in UPC Health Network receivables of $5.3 million between periods is primarily due to decreased therapy operations as a result of PPS.

Property and equipment decreased $3.7 million from December 31, 1998 to a total of $696.4 million at March 31, 1999. The decrease was the result of depreciation expense of $11.3 million offset by, capital expenditures and asset transfers of $7.6 million. Property and equipment capital expenditures during 1998 included approximately $3.1 million related to the construction of new facilities and bed and therapy unit additions to existing facilities. The Company had under construction at March 31, 1999 one nursing facility, one nursing bed addition and, two assisted living facilities at a total cost of $13.4 million, of which $11.8 million was incurred prior to March 31, 1999.

Total borrowings, including both current and long-term maturities of debt, totaled $591.3 million at March 31, 1999 for an increase of $43.5 million from December 31, 1998. The increase was attributable to the payment of taxes associated with the sale of the pharmacy operations, deferred compensation payments and as a result of the growth in property and equipment due to capital expenditures. The weighted average interest rate of all long-term debt was 7.93% at March 31, 1999 and such debt had maturities ranging from 1999 to 2015.

The Company had a $200 million revolving credit agreement at March 31, 1999. Borrowing availability under this line of credit totaled $43.5 million at March 31, 1999.

The principal source of liquidity for the Company is cash flow from operations and approximately $43.5 million (net of letters of credit in the amount of $35.5 million) in additional borrowing availability under the revolving credit facility. The Company contemplates incurring capital expenditures (excluding any acquisitions) of approximately $19.6 million in 1999, of which approximately $4.6 million relates to the completion of projects in progress at March 31, 1999. The Company believes that internally generated cash flow, together with borrowings under the Revolving Credit Facility, will be sufficient to meet the Company's current operational cash requirements to fund its capital expenditure program and to meet current debt obligations.

IMPACT OF THE YEAR 2000 ISSUE

The Year 2000 problem arises from the potential inability of information systems and other computer-based technology to properly recognize the process data-sensitive information for dates after December 31, 1999. The Year 2000 issue presents potential problems not only for the Company's computer hardware and software but also for devices that have embedded technology (including building infrastructure and medical devices utilized in the Company's facilities) and issues relating to third parties with which the Company has material relationship.

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

In 1998, the Company initiated a program to identify and resolve its Year 2000 issues. The program followed a standard methodology for Year 2000 compliance and includes the following phases:

I. Planning and awareness of the Company's Year 2000 program, where compliance is defined, the complexity and depth of the Year 2000 problem is communicated and the business impact of non-compliance is identified.
II. Inventory is performed to identify all systems, catalog electronic partners and interfaces, ascertain those systems that will be affected by the Year 2000 date and assess technical risks associated with each system.
III. Complete a detailed assessment of the compliance of the essential systems that will be remediated, which includes business risks, a determination to repair, replace, or retire each system, and then develop detailed plans, schedules and costs for the correction cycle. This includes an assessment of critical suppliers, customers, and other third parties.
IV. Correction of non-compliant systems and equipment - which includes resolution, resource allocation, testing and deployment.

The Company has completed its inventory and assessment of its information technology ("IT") systems and equipment. The inventory of non-IT systems and equipment (embedded technology) has been completed. The Year 2000 risks identified were:

I. Any embedded technology within the Company's facilities that could pose a threat to overall patient health and safety. This included but is not limited to: telephone, nurse call, elevator or fire control systems; and clinical equipment such as ventilators and infusion pumps.

II. External systems not within the control of the Company such as governmental agencies, investment management companies, and other financial intermediaries, that could pose a significant risk to the cash management and health of the Company.

The Company has:

I. completed an upgrade of corporate servers to Year 2000 compliant systems in the third quarter of 1998;
II.      remediated, tested and deployed the Fixed Assets and Budget systems;
         and
III. made initial contacts to key vendors regarding their Year 2000 compliance status;
IV.      tested the Accounts Receivable and Accounts Payable systems,
V.       remediated the General Ledger and Minimum Data Set systems,
VI.      updated or replaced all personal computers at the corporate office,
VII. assessed compliance of embedded systems within the facilities to ensure our patients' continued health and safety,
VIII. contacted, and continue to pursue, key suppliers to gain assurance that they will be Year 2000 compliant. Most key suppliers who have responded to inquiries have indicated that they expect to be Year 2000 compliant in a timely fashion. As a contingency, the Company maintains a broad base of vendors and does not believe it is at risk with respect to any individual vendor or supplier who may be non-compliant,

Activities have also included the introduction of a new Payroll system and the installation of approximately 1,000 new personal computer workstations in the facilities. While these activities will resolve Year 2000 problems related to theses systems, they have been planned for some time and are not considered to be directly related to Year 2000 readiness.

The Company is planning to be Year 2000 compliant for all its essential systems and equipment by September 30, 1999, although there can be no assurance that it will achieve its objective by such date or by January 1, 2000.

The Company currently estimates that its aggregate costs directly related to Year 2000 compliance efforts will be approximately $600,000 for corporate applications and approximately $1,400,000 for all of the Company's facilities, of which approximately $700,000 has been spent through March 31, 1999. The Company's Year 2000 efforts are ongoing and its overall plan and cost estimations will continue to evolve, as new information becomes available. All costs, except long-lived assets, are expensed as incurred.

The ultimate impact of the Year 2000 issue depends not only on the Company's actions to mitigate problems, but also on how the issue is addressed by third parties with which the Company has a material relationship. Risks for the Company could include the inability to receive reimbursement form government agencies (directly or through intermediaries). In addition, uncertainties exist as to the Company's ability to detect all Year 2000 problems and to resolve all identified issues in a timely manner. The Company is unable to quantify the potential effect on its operations, liquidity and financial position should any of these events occur. While the Company expects to resolve all Year 2000 risks without a material adverse impact on its results of operations and financial position, there can be no assurance as to its ultimate success.

The Company's has developed contingency plans for the Company's Year 2000-related issues, which include, but are not limited to, identification of alternate suppliers, technologies and manual systems.


FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, and other information provided by the Company from time to time, contains certain "forward-looking" statements as that term is defined by the Private Securities Litigation Reform Act of 1995. All statements regarding the Company's expected future financial position, results of operations, cash flows, continued performance improvements, ability to service its debt obligations, finance growth opportunities, respond to changes in government regulations, and similar statements including, without limitation, those containing words such as "believes," "anticipates,"
"expects," "intends," "estimates," "plans," and other similar expressions are forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of, but not limited to, the following factors: national and local economic conditions, the effect of government regulation and changes in regulations governing the healthcare industry, including the Company's compliance with such regulations; changes in Medicare and Medicaid payment levels; liabilities and other claims asserted against the Company; the ability to attract and retain qualified personnel; the availability and terms of capital to fund acquisitions; the competitive environment in which the Company operates; demographic changes; the ability to timely locate and correct all relevant computer codes prior the year 2000; and the availability and cost of labor and materials. Given these risks and uncertainties, the Company can give no assurances that these forward-looking statements will, in fact, transpire and, therefore, cautions investors not to place undue reliance on them.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

QUALITATIVE DISCLOSURES

OBJECTIVES AND CONTEXT

The Company uses variable-rate debt to finance its operations. In particular, a portion of the Company's short-term and long-term debt obligation is based upon floating LIBOR rates. These debt obligations expose the Company to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases.

Management believes that in the current interest rate environment that it is prudent to limit the variability of a portion of its interest payments. It is the Company's objective to hedge between 50 to 80 percent of its interest rate exposure.

Furthermore, the Company also holds stock and stock warrants obtained in connection with a recent sale of the Company's pharmacy operations. In effect, these holdings can be considered contingent purchase price whose value, if any, may not be realized for several years. These stock and warrant holdings are subject to various trading and exercise limitations and will be held until such time that management feels the market opportunity is appropriate to trade or exercise such holdings.

STRATEGIES

To meet these objectives, management enters into various types of derivative instruments to manage fluctuations in cash flows resulting from interest rate risk. These instruments consist of interest rate swaps. The interest rate swaps change the variable rate cash-flow exposure on the short-term and long-term interest payments to fixed-rate cash flows by entering into receive-variable, pay-fixed interest rate swaps. Under the interest rate swaps, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby creating fixed-rate short-term and long-term debt.

With respect to the stock and warrant holdings, management monitors the market to adequately determine the appropriate market timing to act in order to maximize the value of these instruments. With the exception of the above holdings, the Company does not enter into derivative instruments for any purpose other than cash flow hedging purposes. That is, the Company does not speculate using derivative instruments.

RISK MANAGEMENT POLICIES

The Company assesses interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.

QUANTITATIVE DISCLOSURES

The Company is a party to several interest rate swap agreements to reduce the impact of changes in interest rates on certain of its floating rate long-term debt. The first agreement, entered into in 1995, effectively changes the Company's interest rate exposure on $32 million of floating rate Industrial Development Bonds due in 2014 to a fixed rate of 4.155% through October, 2000. During 1998, the Company entered into five agreements (each $50 million of principal) with three banks which effectively changes the interest rates on LIBOR based borrowings to fixed rates ranging from 5.53% to 5.84% plus applicable margins, for periods over three to seven years. The differential between the fixed rates and the variable rate interest to be paid or received will be accrued as interest rates change and recognized over the life of the agreement. The Company may be exposed to credit loss in the event of non-performance by the banks under the swap agreements but does not anticipate such non-performance.

Interest expense for the three months ended March 31, 1999 includes $839 of net expense relating to the cash flow hedge's ineffectiveness. The component relating to the hedges' ineffectiveness was not deemed maternal.

Since the Company has not adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities, changes in the fair value of interest rate swaps designed to hedge the variability of cash flows associated with the floating-rate, long-term debt obligations are not reported in accumulated other comprehensive income (AOCI). If this statement were adopted as of December 31, 1998, AOCI would reflect a loss of $3,171 based upon quoted market prices provided by the financial institutions which are counterparts to the swaps. Changes in the fair values of the stock and warrant holdings are reported in AOCI net of related deferred tax accruals required under SFAS 115. The amount reflected in AOCI for 1999 related to stock and warrant holdings equals $2,268. The estimated net amount of the gains or losses that are expected to be reclassified into earnings within the next 12 months is uncertain due to the uncertainty of stock market conditions and the interest rate environment. However, if market opportunities arise, it is management's intention to reduce the amount of fixed interest debt to levels existing previous the disposition of the Company's pharmacy operations.

As of March 31, 1999, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with variable-rate, long-term debt is seven years.

For the three months ended March, 31, 1999, there were no gains or losses reclassified from AOCI as a result of the early extinguishment of a portion of a hedged debt obligation.

The table below presents principal (or notional) amounts and related weighted average interest rates by year of maturity for the Company's debt obligations and interest rate swaps.


                                                                                                            Fair
                                   1999     2000     2001       2002     2003     Thereafter     Total      Value
                                   ----     ----     ----       ----     ----     ----------     -----      -----
Long-term Debt
   Fixed Rate..................    2,054    4.685    1,750      648      632       209,543      219,312     245,722
   Average Interest Rate.......     9.22%    9.22%    9.22%    9.22%    9.22%         9.22%        9.22%
   Variable Rate...............   18,117   18,195   20,979   23,762   23,776       267,131      371,960
   Average Interest Rate.......     6.88%    6.87%    6.84%    6.81%    6.78%         6.78%        6.90%    360,285
Interest Rate Swaps
   Variable to Fixed...........       --   32,000       --   50,000  100,000       100,000      282,000      (3,171)
   Average Pay Rate............     5.53%    5.70%    5.70%    5.69%    5.74%         5.74%        5.53%
   Average Receive Rate........     4.81%    5.00%    5.00%    5.00%    5.00%         5.00%        4.81%

The above table incorporates only those exposures that exist as of March 31, 1999 excluding the First Amendment to the Credit Agreement which became effective April 29, 1999 and does not consider those exposures or positions which could arise after that date or future interest rate movements. As a result, the information presented above has limited predictive value. The Company's ultimate results with respect to interest rate fluctuations will depend upon the exposure that arise during the period, the Company's hedging strategies at the time and interest rate movements.

PART II
                                OTHER INFORMATION

ITEM 1.     Legal Proceedings

           There are no material pending legal proceedings other than litigation arising in the ordinary course of business. Management believes, on the basis of information furnished by legal counsel, that none of these actions will have a material effect on the financial position results of operations of the Company.

ITEM 2.     Change in Securities

            None

ITEM 3.     Defaults Upon Senior Securities

            None

ITEM 4.     Submission of Matters to a Vote of Security Holders

            None

ITEM 5.     Other Information

            None

ITEM 6.    Exhibits and Reports on Form 8-K
(a)      List of Exhibits:

        10.0     First Amendment to Credit Agreement
        11.0 Computation of earnings per share for the three months ended March 31, 1999
        27.0     Financial Data Schedule

(b)      Reports on Form 8-K

     There were no reports on Form 8-K filed during the three months ended March 31, 1999.

                        EXTENDICARE HEALTH SERVICES, INC.

                                  EXHIBIT INDEX

Exhibit No.                         Description

  10.0     First Amendment to Credit Agreement

  11.0     Computation of earnings per share for the three months ended
           March 31, 1999

  27.0     Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTENDICARE HEALTH SERVICES, INC.

Date:    May 14, 1999              By:  /s/  Stephen F. Dineley
                                        Stephen F. Dineley
                                        Vice President, Chief Financial Officer,
                                        Treasurer and Director (principal
                                        financial officer and principal
                                        accounting officer)