Form 10-Q
period 1999-06-30
EXTENDICARE HEALTH SERVICES INC
filed 1999-08-16
CIK 1052024

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999 OR

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

--------------------------------------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No
    ---       ---

================================================================================

                        EXTENDICARE HEALTH SERVICES, INC.
                                      INDEX

  PART I.                  FINANCIAL INFORMATION                           PAGE
  -------                  ---------------------                           ----

Item 1    Condensed Financial Statements

          Consolidated Statements of Operations for the three months and
          six months ended June 30, 1999 and 1998                           3

          Consolidated Balance Sheets June 30, 1999 and December 31, 1998   4

          Consolidated Statements of Cash Flows for the six months ended
          June 30, 1999 and 1998                                            5

          Notes to Condensed Consolidated Financial Statements              6


Item 2    Management's Discussion and Analysis                              8


Item 3    Quantitative and Qualitative Disclosures about Market Risk       16



PART II.  OTHER INFORMATION
Item 1    Legal Proceedings                                                19


Item 2    Change in Securities                                             19


Item 3    Defaults Upon Senior Securities                                  19


Item 4    Submission of Matters to a Vote of Security Holders              19


Item 5    Other Information                                                19


Item 6    Exhibits and Reports on Form 8-K                                 19


SIGNATURES                                                                 20

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        EXTENDICARE HEALTH SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                             (Dollars in Thousands)
                                   (Unaudited)


                                                    THREE MONTHS     THREE MONTHS        SIX MONTHS      SIX MONTHS
                                                        ENDED            ENDED              ENDED           ENDED
                                                    JUNE 30, 1999    JUNE 30, 1998      JUNE 30, 1999   JUNE 30, 1998
                                                    -------------   --------------      -------------   -------------
   REVENUES:
     Nursing and assisted living centers            $ 234,164        $ 244,415          $ 462,010        $ 492,317
     Medical supplies and outpatient therapy           12,971           44,862             24,386           87,432
     Other                                              1,996            1,857              4,276            3,757
                                                    ---------        ---------          ---------        ---------
                                                      249,131          291,134            490,672          583,506

   COSTS AND EXPENSES:
     Operating                                        212,894          240,762            424,048          485,009
     General and administrative                        11,346           11,322             20,869           23,498
     Lease costs                                        5,155            3,726              9,800            7,432
     Depreciation and amortization                     12,769           13,844             25,476           27,458
     Interest expense                                  12,625           15,722             25,007           31,054
     Interest income                                     (464)            (248)              (818)            (951)
     Gain on sale of assets and other unusual items      (276)               0               (276)               0
                                                    ---------        ---------          ---------        ---------
                                                      254,049                0            504,106                0
                                                    ---------        ---------          ---------        ---------

     (Loss) earnings before provision for income
       taxes                                           (4,918)           6,006            (13,434)          10,006

   PROVISION (BENEFIT) FOR INCOME TAXES                (1,656)           3,375             (4,364)           5,255
                                                    ---------        ---------          ---------        ---------

     (Loss) earnings before minority interests         (3,262)           2,631             (9,070)           4,751

   MINORITY INTERESTS                                       6             (330)                21             (543)
                                                    ---------        ---------          ---------        ---------
     Net (loss) earnings                            $  (3,256)       $   2,301          $  (9,049)       $   4,208
                                                    =========        =========          =========        =========
   PER COMMON SHARE:
    Net (loss) earnings per common share            $      (3)       $       2          $     (10)       $       4
                                                    =========        =========          ==========       =========

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                        EXTENDICARE HEALTH SERVICES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1999 AND DECEMBER 31, 1998
                             (Dollars in Thousands)


                                 ASSETS                                          JUNE 30, 1999                DECEMBER 31, 1998
                                                                                 -------------                -----------------
                                                                                  (UNAUDITED)
   CURRENT ASSETS:
     Cash and cash equivalents                                                     $    1,382                        $    1,084
     Accounts receivable, less
          allowances of $27,375 and $25,899                                           171,312                           188,100
     Inventories, supplies and prepaid expenses                                        10,526                            10,803
     Income taxes receivable                                                            6,741                             3,321
     Deferred state income taxes                                                        5,386                             4,128
     Debt service trust funds                                                             172                               202
     Due from shareholder -
         Deferred federal income taxes                                                 24,215                            21,294
                                                                                   ----------                        ----------
         Total current assets                                                         219,734                           228,932

   PROPERTY AND EQUIPMENT, NET                                                        688,685                           700,141
   GOODWILL, NET                                                                      140,308                           142,349
   IDENTIFIABLE INTANGIBLE ASSETS, NET                                                  8,977                             9,621
   OTHER ASSETS                                                                        51,930                            54,434
                                                                                   ----------                        ----------
                                                                                   $1,109,634                        $1,135,477
                                                                                   ==========                        ==========
                      LIABILITIES AND SHAREHOLDER'S EQUITY

   CURRENT LIABILITIES:
     Accounts payable, accrued liabilities and due to shareholder                  $  145,020                        $  190,808
     Current maturities of long-term debt                                              20,491                            20,647
                                                                                   ----------                        ----------
         Total current liabilities                                                    165,511                           211,455

   LONG-TERM DEBT                                                                     563,672                           527,101

   OTHER LONG-TERM LIABILITIES                                                          9,141                            13,410

   DUE TO SHAREHOLDER AND AFFILIATES
         Deferred federal income taxes and other                                       59,955                            60,150

   DEFERRED STATE INCOME TAXES                                                         11,103                            10,801

   MINORITY INTERESTS                                                                     859                               931

   SHAREHOLDER'S EQUITY:
    Common stock, $1 par value, 1,000 shares authorized,
         947 shares issued and outstanding                                                  1                                 1
    Additional paid-in capital                                                        208,787                           209,787
    Accumulated other comprehensive (loss) income                                      (3,000)                              187
    Retained earnings                                                                  93,605                           102,654
                                                                                   ----------                        ----------
         Total shareholder's equity                                                   299,393                           311,629
                                                                                   ----------                        ----------
                                                                                   $1,109,634                        $1,135,477
                                                                                   ==========                        ==========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                        EXTENDICARE HEALTH SERVICES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                         SIX MONTHS                    SIX MONTHS
                                                                            ENDED                         ENDED
                                                                        JUNE 30, 1999                 JUNE 30, 1998
                                                                        -------------                 -------------
   OPERATING ACTIVITIES:
   Net (loss) earnings                                                  $ (9,049)                      $  4,208
   Adjustments to reconcile net income to net cash
      provided from operating activities:
      Depreciation and amortization                                       26,527                         28,921
      Provision for uncollectible accounts receivable                      7,163                          4,932
      Gain on sale of assets                                                (609)
      Deferred income taxes                                               (1,947)                        (3,231)
      Minority interests                                                     (21)                           543

   Changes in assets and liabilities:
      Accounts receivable                                                  9,310                         (8,386)
      Inventories, supplies and prepaid expenses                             236                          1,120
      Debt service trust funds                                                30                            190
      Bank indebtedness                                                       --                           (376)
      Accounts payable and accrued liabilities                           (22,542)                        12,296
      Income taxes payable/receivable                                     (3,420)                           257
      Other long-term liabilities                                         (4,269)                         1,911
                                                                        --------                       --------
       Cash provided from operating activities                             1,409                         42,385

   INVESTING ACTIVITIES:
      Payments for acquisitions                                               --                         (5,276)
      Payments for purchase of property and equipment                    (13,658)                       (33,579)
      Proceeds from sale of property and equipment                         4,465                          6,867
      Income taxes paid on sale of pharmacy operations                   (25,000)                            --
      Changes in other non-current assets                                 (3,282)                        (4,884)
                                                                        --------                       --------
       Cash used for investing activities                                (37,475)                       (36,872)

   FINANCING ACTIVITIES:
      Proceeds from issuance of long-term debt                            50,000                         19,100
      Payments of long-term debt                                         (13,585)                       (19,150)
      Distribution of minority interests' earnings                           (51)                          (322)
                                                                        --------                       --------
       Cash provided from (used for) financing activities                 36,364                           (372)
                                                                        --------                       --------
   INCREASE IN CASH AND CASH EQUIVALENTS                                     298                          5,141

   CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD                           1,084                          1,418
                                                                        --------                       --------
   CASH AND CASH EQUIVALENTS END OF PERIOD                              $  1,382                       $  6,559
                                                                        ========                       ========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and the footnotes required by generally accepted accounting principles for complete statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such financial statements, have been included.

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

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1998 contained in the Company's Annual Report on Form 10-K.

RECLASSIFICATIONS

The Corporation has reclassified certain 1998 line items within revenue to conform to the 1999 presentation. Under the new Prospective Payment System ("PPS"), Medicare ancillary services provided to the Corporation's residents are now combined with routine care revenue as part of the per diem rate for nursing residents. As a result, the Corporation has reclassified the prior year medical specialty revenue provided to affiliated residents to nursing and assisted living centers revenue. Medical supplies and outpatient therapy revenue includes revenue to non-affiliated residents and individuals in their own homes, and for 1998 includes revenue from pharmacy services provided to non-affiliated residents.

2- RECENTLY ISSUED ACCOUNTING STANDARD

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133's effective date was delayed one year under recently issued SFAS 137. Thus , the effective date for SFAS 133 is for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is not expected to significantly impact the Company's reporting and disclosures.

3- COMMITMENTS AND CONTINGENCIES

CAPITAL EXPENDITURES

The Company as of June 30, 1999 had capital expenditure purchase commitments outstanding of approximately $3,764.

LITIGATION

The Company periodically is a defendant in actions brought against it in connection with its operations. Management believes, on the basis of information furnished by legal counsel, that none of these actions will have a material effect on the financial position or results of operations of the Company.


YEAR 2000 UNCERTAINTY

The Year 2000 Uncertainty arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Uncertainty may be experienced on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could effect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Uncertainty affecting the Company, including those related to the efforts of customers, suppliers, or other third-parties will be fully resolved.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

The Company is one of the largest providers of long-term care and related services in the United States. The Company operated 201 nursing (21,212 operational beds) and 45 assisted living and retirement facilities (1,901 units) at June 30, 1999. The Company's facilities are located in 14 states.

The Company's revenues are derived through the provision of healthcare services in its network of facilities, including long-term care services such as skilled nursing care, assisted living care and related support services and medical specialty services such as subacute care and rehabilitative therapy, and medical equipment, supplies and services. As a result of the Medicare Prospective Payment System ("PPS"), the Company has reclassified its revenue components. Nursing and assisted living centers revenue are derived from the provision of routine and ancillary services for the Company's residents. Medical supplies and outpatient therapy revenues are derived from providing medical supplies and outpatient therapy services to non-affiliated residents and individuals in their own home.

The Company derives its revenue from Medicare, Medicaid and private pay sources. The following table sets forth the Company's private pay, Medicare and Medicaid sources of revenue by percentage of total revenue:



                 Three Months Ended June 30       Six Months Ended June 30
                 --------------------------       ------------------------
                    1999             1998            1999         1998
                    ----             ----            ----         ----
   Private Pay      35%              36%              36%          36%
   Medicare         24%              27%              23%          28%
   Medicaid         41%              37%              41%          36%


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

ACQUISITIONS

During 1998, the Company acquired five nursing facilities (456 operational beds) and one assisted living facility (88 units) for $19.1 million, including the assumption of $2.7 million of debt and the assets of four medical specialty services related businesses for $3.5 million. The Company also added one nursing facility (76 beds) through an operating lease in 1998.

CONSTRUCTION

The Company completed construction of a nursing facility (120 operational beds), one nursing facility addition (19 operational beds) and two assisted living facilities (99 units) during the first six months of 1999.

The Company completed construction of four nursing facilities (384 operational beds), one nursing facility addition (47 operational beds), five assisted living facilities (244 units) and two therapy additions during 1998.

DIVESTITURES

The Company sold one nursing facility (248 operational beds) for $4.3 million on June 30, 1999. The sale resulted in a pretax gain of $0.6 million. The Company applied the net after-tax proceeds of the sale to reduce $3.1 million of debt in July 1999.

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

The divestiture followed a 1997 management decision that the pharmacy operations were non-strategic assets. The transaction realized the value of the Company's pharmacy operations, reduced its debt-to-equity ratio and significantly lowered interest expense.

RESULTS OF OPERATIONS

The following table sets forth details of revenues and earnings as a percentage of total revenues:


                                                       THREE MONTHS                 SIX MONTHS
                                                          ENDED                        ENDED
                                                         JUNE 30                      JUNE 30
                                                    ------------------          ------------------
                                                    1999         1998           1999          1998
                                                    ----         ----           ----          ----
   Revenues
     Nursing and assisted living                    94.0         84.0           94.2          84.4
     Medical supplies and outpatient therapy         5.2         15.3            5.0          14.9
     Other                                           0.8          0.7            0.8           0.7
                                                   -----        -----          -----         -----
                                                   100.0        100.0          100.0         100.0

   Operating and general and administrative costs   90.0         86.6           90.7          87.1
   Lease costs, depreciation and amortization        7.2          6.0            7.2           6.0
   Interest, net                                     4.9          5.3            4.9           5.2
   Gain on sale of assets and other unusual items   (0.1)          --           (0.1)           --
                                                   -----        -----          -----         -----
   (Loss) earnings before taxes                     (2.0)         2.1           (2.7)          1.7
   (Benefit) Provision for income taxes             (0.7)         1.2           (0.9)          0.9
                                                   -----        -----          -----         -----
   (Loss) earnings before minority interests        (1.3)         0.9           (1.8)          0.8
                                                   -----        -----          -----         -----

   Net (loss) earnings                              (1.3)         0.8           (1.8)          0.7


THREE MONTHS ENDED JUNE 30, 1999 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1998

Revenues in the three months ended June 30, 1999 were $249.1 million, representing a decrease of $42.0 million (14.4%) from $291.1 million in the three months ended June 30, 1998. The decrease in revenues of $42.0 million included decreases in nursing and assisted living centers revenues of $10.3 million, medical supplies and outpatient therapy revenues of $31.9 million, partially offset by an increase in other revenues of $0.2 million.

The decrease in nursing and assisted living centers revenues of $10.3 million included an increase of $3.3 million from the opening of newly constructed facilities, the acquisition of one facility effective January 31, 1998, one facility effective April 1, 1998, and four facilities effective November 1, 1998, partially offset by a facility closure. Revenues from facilities which the Company operated during each of 1999 and 1998 ("same-facility") decreased $13.6 million when comparing periods. Same-facility revenues decreased between periods due to the effects of PPS and lower occupancy. Under PPS, the rate received for Medicare Part A services is lower than what was received under the former cost-reimbursement system. Same-facility occupancy, defined as patient days for nursing facilities and units occupied for assisted living facilities, declined 1.0%. Average percentage occupancy for same-facilities, based on beds/units in operation, was 86.0% in the second quarter of 1999 compared with 86.7% in the comparable period of 1998.

The decrease in medical supplies and outpatient therapy revenues of $31.9 million (71.1%) included $32.1 million from divestitures during 1998 and 1999 (primarily pharmacy operations of $31.9 million), net of acquisitions. The remaining increase of $0.2 million is primarily due to growth in outpatient and contracted services operations.

OPERATING AND GENERAL AND ADMINISTRATIVE COSTS

Operating and general and administrative costs decreased $27.9 million or 11.6% between periods. The decrease included decreases in costs relating to divestitures and closed operations, net of acquisitions and newly constructed facilities, of approximately $19.7 million. The remaining decrease in operating and general and administrative costs of $8.2 million included decreased costs of $12.4 million, primarily due to decreased therapy activity as a result of PPS, partially offset by an increase in wage-related costs of $4.2 million. The increase in wage-related costs included an increase of $4.3 million to attract and retain qualified personnel, offset by a decrease in workers' compensation costs of $0.1 million due to more favorable actuarial adjustments for prior years in 1999 compared to 1998.

LEASE COSTS, DEPRECIATION AND AMORTIZATION

Total lease costs and depreciation and amortization increased $0.4 million when comparing 1999 to 1998. Lease costs increased $1.4 million due to the new corporate office facility and upgrade of the computer system, offset by a decrease in amortization expense of $0.7 million and depreciation expense of $0.3 million primarily due to the sale of the pharmacy operation and related goodwill.

INTEREST

Net interest expense decreased $3.3 million to $12.2 million in the three months ended June 30, 1999 compared with $15.5 million in the comparable period in 1998. The decrease is due to a decrease in the average debt level to $585.9 million during the second quarter of 1999 compared to $721.2 million during the second quarter of 1998 resulting from the company's use of pharmacy sale proceeds to paydown debt and due to a decrease in the weighted average interest rate of all long-term debt to approximately 8.62% during the second quarter of 1999 compared to approximately 8.72% during the second quarter of 1998.

Net interest expense was also affected by more favorable investment earnings in the second quarter of 1999 compared to the second quarter of 1998.

GAIN ON SALE OF ASSETS AND OTHER UNUSUAL ITEMS

The Company sold a nursing facility on June 30, 1999 for $4.3 million resulting in a gain on sale of $0.6 million before taxes. In addition, the Company recorded $0.3 million in severance costs related to certain staff reductions.

START-UP COSTS

The Company has absorbed pre-tax start-up losses associated with newly constructed facilities in the second quarter of 1999 of $1.3 million compared to $1.4 million in the second quarter of 1998.

INCOME TAXES

Income taxes in the three months ended June 30, 1999 decreased to a $1.7 million tax benefit from a $3.4 million provision for income taxes in the comparable period in 1998 as a result of decreased earnings.

NET (LOSS) EARNINGS

The net loss in the three months ended June 30, 1999 was $3.3 million, a decrease of $5.6 million over net earnings of $2.3 million in the comparable period in 1998.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1998

Revenues in the six months ended June 30, 1999 were $490.7 million, representing a decrease of $92.8 million (15.9%) from $583.5 million in the six months ended June 30, 1998. The decrease in revenues of $92.8 million included decreases in nursing and assisted living centers revenues of $30.3 million, medical supplies and outpatient therapy revenues of $63.0 million, partially offset by an increase in other revenues of $0.5 million.

The decrease in nursing and assisted living centers revenues of $30.3 million included an increase of $10.0 million from the opening of newly constructed facilities, the acquisition of one facility effective January 31, 1998, one facility effective April 1, 1998, and four facilities effective November 1, 1998, partially offset by a facility closure. Revenues from facilities, which the Company operated during each of 1999 and 1998 ("same-facility"), decreased $40.3 million when comparing periods. Same-facility revenues decreased between periods due to the effects of PPS and lower occupancy. Under PPS, the rate received for Medicare Part A services is lower than what was received under the former cost-reimbursement system. Same-facility occupancy, defined as patient days for nursing facilities and units occupied for assisted living facilities, declined 1.3%. Average percentage occupancy for same-facilities, based on beds/units in operation, was 86.1% in the first six months of 1999 compared with 87.2% in the comparable period of 1998.

The decrease in medical supplies and outpatient therapy revenues of $63.0 million (72.1%) included $62.1 million from divestitures during 1998 and 1999 (primarily pharmacy operations of $62.0 million), net of acquisitions. The remaining decrease of $0.9 million is primarily due to the discontinuation of the contracted services operations.

OPERATING AND GENERAL AND ADMINISTRATIVE COSTS

Operating and general and administrative costs decreased $63.6 million or 12.5% between periods. The decrease included decreases in costs relating to divestitures and closed operations, net of acquisitions and newly constructed facilities, of approximately $35.2 million. The remaining decrease in operating and general and administrative costs of $28.4 million (6.4%) included decreased costs of $23.4 million, primarily due to decreased therapy activity as a result of PPS, partially offset by an increase in wage-related costs of $5.0 million. The increase in wage-related costs included an increase of $5.3 million to attract and retain qualified personnel, offset by a decrease in workers' compensation costs of $0.3 million due to more favorable actuarial adjustments for prior years in 1999 compared to 1998.

LEASE COSTS, DEPRECIATION AND AMORTIZATION

Total lease costs and depreciation and amortization increased $0.4 million when comparing 1999 to 1998. Lease costs increased $2.4 million due to the new corporate office facility and upgrade of the computer system, offset by decreases in amortization expense of $1.6 million and depreciation expense of $0.4 million primarily due to the sale of the pharmacy operation and related goodwill.

INTEREST

Net interest expense decreased $5.9 million to $24.2 million in the six months ended June 30, 1999 compared with $30.1 million in the comparable period in 1998. The decrease was due to a decrease in the average debt level to $586.0 million during the first six months of 1999 compared to $719.3 million during the first six months of 1998 resulting from the company's use of pharmacy sale proceeds to paydown debt and due to a decrease in the weighted average interest rate of all long-term debt to approximately 8.53% during the first six months of 1999 compared to approximately 8.63% during the first six months of 1998.

Net interest expense was also affected by less favorable investment earnings in the first six months 1999 compared to the first six months of 1998.

GAIN ON SALE OF ASSETS AND OTHER UNUSUAL ITEMS

The Company sold a nursing facility on June 30, 1999 for $4.2 million resulting in a gain on sale of $0.6 million before income taxes. In addition, the Company recorded $0.3 million in severance costs related to certain staff reductions.

START-UP COSTS

The Company has absorbed pre-tax start-up losses associated with newly constructed facilities in the first six months of 1999 of $2.6 million compared to $3.3 million in the first six months of 1998. The $0.7 million decrease when comparing periods was due to the timing of facility openings in 1999 versus 1998.

INCOME TAXES

Income taxes in the six months ended June 30, 1999 decreased to a $4.4 million tax benefit from a $5.3 million provision for income taxes in the comparable period in 1998 as a result of decreased earnings.

NET (LOSS) EARNINGS

The net loss in the six months ended June 30, 1999 was $9.0 million, a decrease of $13.2 million over net earnings of $4.2 million in the comparable period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $1.4 million at June 30, 1999 and $1.1 million at December 31, 1998.

Cash flow generated from operations before working capital changes was $22.1 million for the six months ended June 30, 1999 compared with $35.4 in the comparable period of 1998. The decrease in cash flow from operations before working capital changes is the result of a decline in operating earnings.

The Company experienced an increase in working capital since December 31, 1998, excluding cash and borrowings included in current liabilities, of $36.3 million. The increase in working capital resulted from a decrease in taxes payable of $36.2 million and a $17.2 million decrease in accounts payable and accrued liabilities, partially offset by a decrease in accounts receivable of $16.8 million and in inventories, supplies and prepaids of $0.3 million. Taxes payable included a payment of $25.0 million related to the sale of the pharmacy operation and a tax benefit of $6.6 million. Accounts receivable at June 30, 1999, were $171.3 million compared with $188.1 million at December 31, 1998, representing a decrease of $16.8 million. The reduction in accounts receivable included a decrease within the nursing operations of $12.7 million, a decline within the Company's medical supplies and outpatient therapy operations of $2.7 million and a decline in prior policy year workers' compensation receivables of $1.4 million due to collections. Billed patient care and other receivables decreased $20.8 million while third-party payor settlement receivables increased $8.1 million within the nursing operations. The decrease in billed patient care receivables of $20.8 million included a decrease of $3.2 million primarily due to a decline in Medicare revenues as a result of changes in the Federal reimbursement policies. The remaining decrease in billed patient care receivables of $17.6 million was due to the timing of the receipt of remittances between periods. The increase in settlement receivables of $8.1 million between periods included $2.3 million due to favorable Medicare rate accrual adjustments resulting from 1995 cost reimbursement findings, $1.8 million for anticipated Medicare reimbursement for uncollectible coinsurance amounts, $0.9 million as a result of the appeal of Medicare medical review findings, $2.5 million as a result of Medicare cost report settlements and $0.6 million from Medicaid rate increases. The decrease in medical supplies and outpatient therapy receivables of $2.7 million between periods is primarily due to decreased therapy operations as a result of PPS and the discontinuation of the contracted services operations.

Property and equipment decreased $11.5 million from December 31, 1998 to a total of $688.7 million at June 30, 1999. The decrease was the result of depreciation expense of $22.5 million and asset disposals of $3.5 million offset by, capital expenditures and asset transfers of $14.5 million. Property and equipment capital expenditures during 1999 included approximately $4.8 million related to the construction of new facilities and bed additions to existing facilities. The Company had under construction at June 30, 1999 one nursing facility, at a total cost of $7.0 million, of which $6.8 million was incurred prior to June 30, 1999.

Total borrowings, including both current and long-term maturities of debt, totaled $584.2 million at June 30, 1999 for an increase of $36.4 million from December 31, 1998. The increase was attributable to increased borrowings on the Revolving Credit Facility due to the payment of taxes associated with the sale of the pharmacy operations, deferred compensation payments and as a result of the growth in property and equipment due to capital expenditures. The weighted average interest rate of all long-term debt was 8.28% at June 30, 1999 and such debt had maturities ranging from 1999 to 2015.

During the second quarter of 1999, the Company amended its Senior Credit Facility. The amendments to the Credit Facility included revisions to the financial covenants to reflect the financial impact of PPS and included increased interest rates. Following the amendment, the applicable interest rate margins in the pricing matrix pertaining to the Company's Revolving Credit Facility and Tranche A Term Loan range from 0.75% to 2.75% for Eurodollar loans and 0.50% to 2.00% for base rate loans. The applicable margin for the Tranche B Term Loan is 3.00% for Eurodollar loans and a range of 1.25% to 2.75% for base rate loans. As of June 30, 1999, the applicable margin under the Revolving Credit Facility and Tranche A Term Loan were 2.75% for Eurodollar loans and 2.00% for base rate loans, and the applicable margin under the Tranche B Term Loan was 3.00% for Eurodolllar loans and 2.75% for base rate loans.

The Company had a $200 million Revolving Credit Facility at June 30, 1999. Borrowing availability under this line of credit totaled $16.5 million at June 30, 1999 (net of letters of credit in the amount of $35.5 million and a $25 million undrawn availability requirement per the amendment to the Senior Credit Facility). The undrawn availability requirement is effective until the Company's Total Leverage Ratio (as defined in the Senior Credit Facility Agreement) does not exceed 6.0 to 1.0.

The principal source of liquidity for the Company is cash flow from operations and approximately $16.5 million in additional borrowing availability under the Revolving Credit Facility. The Company contemplates incurring capital expenditures (excluding any acquisitions) of approximately $14.0 million during the last six months of 1999, of which approximately $0.2 million relates to the completion of projects in progress at June 30, 1999. The Company believes that internally generated cash flow, together with borrowings under the Revolving Credit Facility, will be sufficient to meet the Company's current operational cash requirements to fund its capital expenditure program and to meet current debt obligations.

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

The Company derives a substantial portion of its revenues from government programs. According to a published report on Year 2000 readiness, the Health Care Financing Administration is confident that all Medicare claims processes will be ready to function by January 1, 2000.

The Company has confirmed the Year 2000 readiness status for each intermediary and will take all possible and necessary measures to ensure appropriate continuing payments for services rendered to all government-insured patients.

In 1998, the Company initiated a program to identify and resolve its Year 2000 issues. The program followed a standard methodology for Year 2000 compliance and includes the following phases:

I. planning and awareness of the Company's Year 2000 program, where compliance is defined, the complexity and depth of the Year 2000 problem is communicated and the business impact of non-compliance is identified;
II. taking inventory to identify all systems, catalog electronic partners and interfaces, ascertain those systems that will be affected by the Year 2000 date and assess technical risks associated with each system;
III. completion of a detailed assessment of the compliance of the essential systems that will be remediated, which includes business risks, a determination to repair, replace, or retire each system, and develop detailed plans, schedules and costs for the correction cycle (including an assessment of critical suppliers, customers, and other third parties); and
IV. correction of non-compliant systems and equipment - which includes resolution, resource allocation, testing and deployment.

The Company has completed its inventory and assessment of its information technology ("IT") systems and equipment. The inventory of non-IT systems and equipment (embedded technology) has been completed. The Year 2000 risks identified were:

I. any embedded technology within the Company's facilities that could pose a threat to overall patient health and safety (including but not limited to: telephone, nurse call, elevator or fire control systems; and clinical equipment such as ventilators and infusion pumps); and

II. external systems not within the control of the Company such as those of governmental agencies, investment management companies, and other financial intermediaries, which could pose a significant risk to the cash management and health of the Company.

The Company has:

I. completed an upgrade of corporate servers to Year 2000 compliant systems in the third quarter of 1998;
II. remediated, tested and deployed the fixed assets, accounts receivable, accounts payable, general ledger and budget systems;
III. made up to four contacts with key vendors regarding their Year 2000 compliance status;
IV.      acquired the necessary software update for the minimum data set system;
V.       updated or replaced all personal computers at the corporate office;
VI. assessed compliance of embedded systems within the facilities to ensure our patients' continued health and safety; and
VIII. contacted key suppliers and payers to gain assurance that they will be Year 2000 compliant. Most key suppliers and payers who have responded to inquiries have indicated that they expect to be Year 2000 compliant in a timely fashion. As a contingency, the Company maintains a broad base of vendors. The Company does not believe it is at risk with respect to any individual vendor or supplier who may be non-compliant.

Activities have also included the selection and testing of a new payroll system and the installation of approximately 1,000 new personal computer workstations in the facilities. While these activities will resolve Year 2000 problems related to these systems, they have been planned for some time and are not considered to be directly related to Year 2000 readiness.

The Company is planning to be Year 2000 compliant for all its essential systems and equipment by October 31, 1999, although there can be no assurance that it will achieve its objective by such date or by January 1, 2000.

The Company currently estimates that its aggregate costs directly related to Year 2000 compliance efforts will be approximately $600,000 for corporate applications and approximately $1,400,000 for all of the Company's facilities, of which approximately $850,000 has been spent through June 30, 1999. The Company's Year 2000 efforts are ongoing and its overall plan and cost estimations will continue to evolve, as new information becomes available. All costs, except long-lived assets, are expensed as incurred.

The ultimate impact of the Year 2000 issue depends not only on the Company's actions to mitigate problems, but also on how the issue is addressed by third parties with which the Company has a material relationship. Risks for the Company could include the inability to receive reimbursement from government agencies (directly or through intermediaries). In addition, uncertainties exist as to the Company's ability to detect all Year 2000 problems and to resolve all identified issues in a timely manner. The Company is unable to quantify the potential effect on its operations, liquidity and financial position should any of these events occur. While the Company expects to resolve all Year 2000 risks without a material adverse impact on its results of operations and financial position, there can be no assurance as to its ultimate success.

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

Furthermore, the Company also holds stock and stock warrants obtained in connection with a recent sale of the Company's pharmacy operations. In effect, these holdings can be considered a contingent purchase price whose value, if any, may not be realized for several years. These stock and warrant holdings are subject to various trading and exercise limitations and will be held until such time that management feels the market opportunity is appropriate to trade or exercise such holdings.

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

QUANTITATIVE DISCLOSURES

The Company is a party to several interest rate swap agreements to reduce the impact of changes in interest rates on certain of its floating rate long-term debt. The first agreement, entered into in 1995, effectively changes the Company's interest rate exposure on $32 million of floating rate Industrial Development Bonds due in 2014 to a fixed rate of 4.155% through October, 2000. During 1998, the Company entered into five agreements (each $50 million of principal) with three banks which effectively changes the interest rates on LIBOR based borrowings to fixed rates ranging from 5.53% to 5.84% plus applicable margins, for periods over three to seven years. The differential between the fixed rates and the variable rate interest to be paid or received will be accrued as interest rates change and recognized over the life of the agreement. The Company may be exposed to credit loss in the event of non-performance by the banks under the swap agreements but does not anticipate such non-performance. In May 1999, the Company closed two of the agreements (each $50 million in notional value), thereby reducing the range of the fixed rates to between 5.53% and 5.78% and the overall hedging period from seven to five years. These agreements were disposed of at no cost and an immaterial gain to the Company.

Interest expense for the three months ended June 30, 1999 includes $0.3 million of net expense, resulting in year-to-date expense of $0.8 million. The component of interest expense relating to the hedges' ineffectiveness was not deemed material.

Since the Company has not adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities, changes in the fair value of interest rate swaps designed to hedge the variability of cash flows associated with the floating-rate, long-term debt obligations are not reported in accumulated other comprehensive income (AOCI). In addition, the Financial Accounting Standards Board has voted to delay the effective date of this Statement to all fiscal quarters of fiscal years beginning after June 15, 2001, thus delaying the planned adoption of this Statement by the Company by an additional year. If this statement were adopted as of June 30, 1999, AOCI would reflect a gain of $634 based upon quoted market prices provided by the financial institutions which are counterparts to the swaps. Changes in the fair values of the stock and warrant holdings are reported in AOCI net of related deferred tax accruals required under SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities." The amount reflected in AOCI for 1999 related to stock and warrant holdings equals $3,187. The estimated net amount of the gains or losses that are expected to be reclassified into earnings within the next 12 months is uncertain due to the uncertainty of stock market conditions and the interest rate environment. As mentioned previously, the Company has closed two of its swap agreements in the three months ended June 30, 1999 at no cost and an immaterial gain to the Company. Management will continue to monitor the interest rate exposure and adjust hedging levels to reflect outstanding debt levels.

As of June 30, 1999, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with variable-rate, long-term debt is five years.

The table below presents principal (or notional) amounts and related weighted average interest rates by year of maturity for the Company's debt obligations and interest rate swaps.


                                                                                                                      FAIR
                                          1999      2000     2001      2002     2003       THEREAFTER     TOTAL       VALUE
                                        --------  -------- --------  -------- --------     -----------  ---------    --------
            Long-term Debt
              Fixed Rate..............   1,842     4.685    1,750       648         632      209,543     219,100       244,238
              Average Interest Rate...    9.22%     9.22%    9.22%     9.22%       9.22%        9.29%       9.22%
              Variable Rate...........   9,220    18,195   20,979    23,762      23,776      269,131     365,063       351,602
              Average Interest Rate...    7.43%     7.42%    7.40%     7.38%       7.35%        7.35%       7.39%
            Interest Rate Swaps
              Variable to Fixed.......      --    32,000       --    50,000     100,000                  182,000           634
              Average Pay Rate........    5.55%     5.68%    5.68%     5.65%       5.65%          --        5.55%
              Average Receive Rate....    4.81%     5.00%    5.00%     5.00%       5.00%          --        4.81%

The above table incorporates only those exposures that exist as of June 30, 1999 and does not consider those exposures or positions which could arise after that date or future interest rate movements. As a result, the information presented above has limited predictive value. The Company's ultimate results with respect to interest rate fluctuations will depend upon the exposures that arise during the period, the Company's hedging strategies at the time and interest rate movements.

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

    None

ITEM 5.  Other Information

    None

ITEM 6.  Exhibits and Reports on Form 8-K

(a)      List of Exhibits:

  11.0 Computation of earnings per share for the three months and six months ended June 30, 1999
  27.0   Financial Data Schedule

(b) Reports on Form 8-K

    There were no reports on Form 8-K filed during the three months ended June 30, 1999.

                        EXTENDICARE HEALTH SERVICES, INC.

                                  EXHIBIT INDEX

Exhibit No.                         Description


  11.0 Computation of earnings per share for the three months and six months ended June 30, 1999

  27.0   Financial Data Schedule

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTENDICARE HEALTH SERVICES, INC.

Date:  August 13, 1999                 By: /s/ Stephen F. Dineley
                                       Stephen F. Dineley
                                       Vice President, Chief Financial Officer,
                                       Treasurer and Director (principal
                                       financial officer and principal
                                       accounting officer)