Form 10-Q
period 1999-09-30
EXTENDICARE HEALTH SERVICES INC
filed 1999-11-15
CIK 1052024

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1999 OR

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

                        EXTENDICARE HEALTH SERVICES, INC.
                                      INDEX



     PART I.                 FINANCIAL INFORMATION                                  PAGE
     -------                 ---------------------                                  ----
  Item 1     Condensed Financial Statements:                                          3

             Consolidated Statements of Operations for the three months and nine months ended September 30, 1999 and 1998

             Consolidated Balance Sheets September 30, 1999 and December 31, 1998     4

             Consolidated Statements of Cash Flows for the nine months ended
             September 30, 1999 and 1998                                              5

             Notes to Condensed Consolidated Financial Statements                     6


  Item 2     Management's Discussion and Analysis                                     8


  Item 3     Quantitative and Qualitative Disclosures about Market Risk              17


 PART II.    OTHER INFORMATION

  Item 1     Legal Proceedings                                                       19


  Item 2     Change in Securities                                                    19


  Item 3     Defaults Upon Senior Securities                                         19


  Item 4     Submission of Matters to a Vote of Security Holders                     19


  Item 5     Other Information                                                       19


  Item 6     Exhibits and Reports on Form 8-K                                        19


SIGNATURES                                                                           20

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        EXTENDICARE HEALTH SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                             (Dollars in Thousands)
                                   (Unaudited)



                                                            THREE MONTHS   THREE MONTHS        NINE MONTHS      NINE MONTHS
                                                               ENDED          ENDED               ENDED            ENDED
                                                             SEPTEMBER     SEPTEMBER           SEPTEMBER        SEPTEMBER
                                                              30, 1999      30, 1998            30, 1999         30, 1998
                                                              --------       --------            --------         --------
         REVENUES:
          Nursing and assisted living centers                 $ 239,262      $ 247,333          $ 701,272        $ 739,650
          Medical supplies and outpatient therapy                10,834         40,455             35,220          127,887
          Other                                                   2,370          2,162              6,646            5,919
                                                              ---------      ---------          ---------        ---------
                                                                252,466        289,950            743,138          873,456

         COSTS AND EXPENSES:
          Operating                                             208,772        239,747            632,820          724,756
          General and administrative                             11,120         11,288             31,989           34,786
          Lease costs                                             4,968          4,277             14,768           11,709
          Depreciation and amortization                          13,067         13,728             38,543           41,186
          Interest expense                                       13,742         15,163             38,749           46,217
          Interest income                                          (159)          (115)              (977)          (1,066)
          (Gain) loss on disposal of assets and other items       1,750        (94,537)             1,474          (94,537)
                                                              ---------      ---------          ---------        ---------

         (Loss) earnings before provision for income taxes         (794)       100,399            (14,228)         110,405


         PROVISION FOR INCOME TAXES                                 859         74,279             (3,505)          79,534
                                                              ---------      ---------          ----------       ---------
         (Loss) earnings  before minority  interests and
                  extraordinary item                            (1,653)         26,120            (10,723)          30,871
         MINORITY INTERESTS                                         47            (217)                68             (760)
                                                              ---------      ---------          ---------        ---------
         (Loss) earnings before extraordinary item              (1,606)         25,903            (10,655)          30,111

         EXTRAORDINARY LOSS ON EARLY
          RETIREMENT OF DEBT, NET OF INCOME
          TAXES OF -0- AND $1,053 IN 1999 AND
          1998, RESPECTIVELY                                         -          (1,660)                 -           (1,660)
                                                              --------       ---------          ---------        ---------
         Net (loss) earnings                                  $ (1,606)      $  24,243          $  10,655)       $  28,451
                                                              ========       =========          =========        =========
         PER COMMON SHARE:
         (Loss) earnings before extraordinary item            $     (1)      $      28          $     (11)       $      32
         Extraordinary item                                          -              (2)                 -               (2)
                                                              --------       ---------          ---------        ---------
         Net (loss) earnings per common share                 $     (1)      $      26          $     (11)       $      30
                                                              ========       =========          =========        =========


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                        EXTENDICARE HEALTH SERVICES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                             (Dollars in Thousands)


                                ASSETS                                        SEPTEMBER 30, 1999       DECEMBER 31, 1998
                                                                              ------------------       -----------------
                                                                                (UNAUDITED)
CURRENT ASSETS:
 Cash and cash equivalents                                                      $     1,384              $     1,084
 Accounts receivable, less
   allowances of $25,922 and $25,899, respectively                                  168,630                  188,100
 Inventories, supplies and prepaid expenses                                          10,987                   10,803
 Income taxes receivable                                                              6,933                    3,321
 Deferred state income taxes                                                          5,834                    4,128
 Debt service trust funds                                                               245                      202
 Due from shareholder -
   Deferred federal income taxes                                                     22,611                   21,294
                                                                                -----------              -----------
   Total current assets                                                             216,624                  228,932

PROPERTY AND EQUIPMENT, NET                                                         676,938                  700,141
GOODWILL, NET                                                                       139,288                  142,349
IDENTIFIABLE INTANGIBLE ASSETS, NET                                                   8,654                    9,621
OTHER ASSETS                                                                         44,690                   54,434
                                                                                -----------              -----------
                                                                                $ 1,086,194              $ 1,135,477
                                                                                ===========              ===========
                      LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
 Accounts payable, accrued liabilities and due to shareholder                   $   155,321              $   190,808
 Current maturities of long-term debt                                                27,596                   20,647
                                                                                -----------              -----------
   Total current liabilities                                                        182,917                  211,455

LONG-TERM DEBT                                                                      524,256                  527,101

OTHER LONG-TERM LIABILITIES                                                           7,597                   13,410

DUE TO SHAREHOLDER AND AFFILIATES
   Deferred federal income taxes and other                                           61,797                   60,150

DEFERRED STATE INCOME TAXES                                                          11,460                   10,801

MINORITY INTERESTS                                                                      812                      931

SHAREHOLDER'S EQUITY:
 Common stock, $1 par value, 1,000 shares authorized,
   947 shares issued and outstanding                                                      1                        1
 Additional paid-in capital                                                         208,787                  209,787
 Accumulated other comprehensive (loss) income                                       (3,432)                     187
 Retained earnings                                                                   91,999                  102,654
                                                                                -----------              -----------
   Total shareholder's equity                                                       297,355                  311,629
                                                                                -----------              -----------
                                                                                $ 1,086,194              $ 1,135,477
                                                                                ===========              ===========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                        EXTENDICARE HEALTH SERVICES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                              NINE MONTHS               NINE MONTHS
                                                                                 ENDED                     ENDED
                                                                           SEPTEMBER 30, 1999        SEPTEMBER 30, 1998
                                                                           ------------------        ------------------
OPERATING ACTIVITIES:
Net (loss) earnings                                                             $ (10,655)               $  28,451
Adjustments to reconcile net income to net cash
   provided from operating activities:
   Depreciation and amortization                                                   40,120                   43,316
   Provision for uncollectible accounts receivable                                  9,809                    8,368
   Loss (gain) on disposal of assets                                                1,092                  (24,916)
   Deferred income taxes                                                            1,697                   (8,686)
   Minority interests                                                                 (68)                     760
   Extraordinary loss on early retirement of debt                                      --                    1,660

Changes in assets and liabilities:
   Accounts receivable                                                              9,392                  (26,343)
   Inventories, supplies and prepaid expenses                                        (258)                  (3,410)
   Debt service trust funds                                                           (42)                      61
   Bank indebtedness                                                                4,793                    5,849
   Accounts payable and accrued liabilities                                       (11,461)                  23,392
   Income taxes payable/receivable                                                 (3,612)                   5,609
   Other long-term liabilities                                                    (12,779)                   1,705
                                                                                ---------                ---------
    Cash (used for) provided from operating activities                             28,028                   55,816

INVESTING ACTIVITIES:
   Payments for acquisitions                                                           --                   (8,026)
   Payments for purchase of property and equipment                                (17,912)                 (46,339)
   Proceeds from sale of property and equipment                                     8,959                    7,071
   Proceeds from sale of pharmacy operations                                           --                  232,781
   Income taxes paid on sale of pharmacy operations                               (25,000)                      --
   Changes in other non-current assets                                              2,172                   (7,918)
                                                                                ---------                ---------
    Cash (used for) provided from investing activities                            (31,781)                 177,569

FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt                                        50,000                   40,180
   Payments of long-term debt                                                     (45,896)                (232,703)
   Distribution of minority interests' earnings                                       (51)                    (322)
                                                                                ---------                ---------
    Cash provided from (used for) financing activities                              4,053                 (192,845)
                                                                                ---------                ---------
INCREASE IN CASH AND CASH EQUIVALENTS                                                 300                   40,540

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD                                       1,084                    1,418
                                                                                ---------                ---------
CASH AND CASH EQUIVALENTS END OF PERIOD                                         $   1,384                $  41,958
                                                                                =========                =========

        The accompanying notes are an integral part of these consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)

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

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1998 contained in the Company's Annual Report in Form 10-K.

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

2- RECENTLY ISSUED ACCOUNTING STANDARD

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133's effective date was delayed one year under recently issued SFAS 137. Thus, the effective date for SFAS 133 is for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is not expected to significantly impact the Company's reporting and disclosures.

3- COMMITMENTS AND CONTINGENCIES

CAPITAL EXPENDITURES

The Company as of September 30, 1999 had capital expenditure purchase commitments outstanding of approximately $4,869.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

The Company is one of the largest providers of long-term care and related services in the United States. The Company operated 198 nursing (20,920 operational beds) and 45 assisted living and retirement facilities (1,912 units) at September 30, 1999. The Company's facilities are located in 14 states.

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

The Company derives its revenue from Medicare, Medicaid and private pay sources. The following table sets forth the Company's private pay, Medicare and Medicaid sources of revenue by percentage of total revenue:


       -------------------------------------------------------------------------
                          Three Months Ended                Nine Months Ended
                              September 30                     September 30
                          1999             1998             1999         1998
       Private Pay        36%              35%              36%          35%
       Medicare           22%              27%              23%          28%
       Medicaid           42%              38%              41%          37%
       -------------------------------------------------------------------------

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

CONSTRUCTION

The Company completed construction of two nursing facilities (240 operational beds), one nursing facility addition (19 operational beds) and two assisted living facilities (99 units) during the first nine months of 1999.

The Company completed construction of four nursing facilities (384 operational beds), one nursing facility addition (47 operational beds), five assisted living facilities (244 units) and two therapy additions during 1998.

DIVESTITURES

The Company sold two nursing facilities (150 operational beds) for $4.8 million on September 30, 1999 and one nursing facility (248 operational beds) for $4.3 million on June 30, 1999. The sales resulted in pretax gains of $0.3 million. The Company applied the net after-tax proceeds to reduce $3.1 million of debt in July 1999 and $4.6 million of debt in October 1999.

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

RESULTS OF OPERATIONS

The following table sets forth details of revenues and earnings as a percentage of total revenues:


                                                            THREE MONTHS                    NINE MONTHS
                                                              ENDED                            ENDED
                                                            SEPTEMBER 30                    SEPTEMBER 30
                                                       ---------------------            ----------------------
                                                       1999             1998            1999              1998
                                                       ----             ----            ----              ----
Revenues
  Nursing and assisted living                           94.8             85.3             94.4             84.7
  Medical supplies and outpatient therapy                4.3             14.0              4.7             14.6
  Other                                                  0.9              0.7              0.9              0.7
                                                     -------          -------          -------          -------
                                                       100.0            100.0            100.0            100.0

Operating and general and administrative costs          87.1             86.6             89.4             87.0
Lease, depreciation and amortization                     7.1              6.2              7.2              6.0
Interest, net                                            5.4              5.2              5.1              5.2
(Loss) gain on sale of assets and items                  0.7            (32.6)             0.2            (10.8)
                                                     -------          -------          -------          -------
(Loss) earnings before taxes                            (0.3)            34.6             (1.9)            12.6
(Benefit) provision for income taxes                     0.3             25.6             (0.5)             9.1
                                                     -------          -------          -------          -------
(Loss) earnings before minority interests and
       extraordinary item                               (0.6)             9.0             (1.4)             3.4
Extraordinary item                                        --             (0.6)              --             (0.2)
                                                     -------          -------          -------          -------

Net (loss) earnings                                     (0.6)             8.4             (1.4)             3.2


THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1998

Revenues in the three months ended September 30, 1999 were $252.4 million, representing a decrease of $37.5 million (12.9%) from $289.9 million in the three months ended September 30, 1998. The decrease in revenues of $37.5 million included decreases in nursing and assisted living centers revenues of $8.1 million, medical supplies and outpatient therapy revenues of $29.6 million, partially offset by an increase in other revenues of $0.2 million.

The decrease in nursing and assisted living centers revenues of $8.1 million included an increase of $6.4 million from the opening of newly constructed facilities, the acquisition of one facility effective January 31, 1998, one facility effective April 1, 1998, and four facilities effective November 1, 1998, partially offset by a facility sold June 30,1999 and a facility closure. Revenues from facilities which the Company operated during each of 1999 and 1998 ("same-facility") decreased $14.5 million when comparing periods. Same-facility revenues decreased between periods due to the effects of PPS and lower occupancy. Under PPS, the rate received for Medicare Part A services is lower than what was received under the former cost-reimbursement system. Same-facility occupancy, defined as patient days for nursing facilities and units occupied for assisted living facilities, declined 3.2%. Average percentage occupancy for same-facilities, based on beds/units in operation, was 86.1% in the third quarter of 1999 compared with 87.6% in the comparable period of 1998.

The decrease in medical supplies and outpatient therapy revenues of $29.6 million (73.2%) included $28.7 million from divestitures during 1998 and 1999 (primarily pharmacy operations of $26.9 million), net of acquisitions. The remaining decrease of $0.9 million is primarily due to the discontinuation of the contracted services operations.

OPERATING AND GENERAL AND ADMINISTRATIVE COSTS

Operating and general and administrative costs decreased $31.1 million or 12.4% between periods. The decrease included decreases in costs relating to divestitures and closed operations, net of acquisitions and newly constructed facilities, of approximately $14.8 million. The remaining decrease in operating and general and administrative costs of $16.3 million included decreased costs of $26.4 million, primarily due to decreased therapy activity as a result of PPS, and the staffing of internal therapist at the nursing facilities rather than contracting for the services. This is also partially offset by an increase in wage-related costs of $10.1 million. The increase in wage-related costs included an increase of $10.0 million due to staffing of internal therapists at the nursing facilities and to attract and retain qualified personnel, and an increase in workers' compensation costs of $0.1 million due to a higher wage base.

LEASE COSTS, DEPRECIATION AND AMORTIZATION

Total lease costs and depreciation and amortization remained constant when comparing 1999 to 1998. Lease costs increased $0.7 million due to the new corporate office facility and upgrade of the computer system, offset by a decrease in amortization expense of $0.3 million and depreciation expense of $0.4 million primarily due to the sale of the pharmacy operation and related goodwill.

INTEREST

Net interest expense decreased $1.5 million to $13.6 million in the three months ended September 30, 1999 compared with $15.0 million in the comparable period in 1998. The decrease is due to a decrease in the average debt level to $569.1 million during the third quarter of 1999 compared to $659.4 million during the third quarter of 1998 resulting from the Company's use of pharmacy sale proceeds to paydown debt. This was partially offset by an increase in the weighted average interest rate of all long-term debt to approximately 9.66% during the third quarter of 1999 compared to approximately 9.20% during the third quarter of 1998.

Net interest expense was also affected by more favorable investment earnings in the third quarter of 1999 compared to the third quarter of 1998.

(GAIN) LOSS ON DISPOSAL OF ASSETS AND OTHER ITEMS

The Company sold two nursing facilities on September 30, 1999 for $4.8 million resulting in a loss on sale of $0.3 million before taxes. In addition, the Company recorded $1.4 million in costs related to the planned shut down of two nursing facilities. In 1998 the company sold its pharmacy operations for $258.0 million resulting in a gain on sale of $97.8 million before taxes and recorded $3.3 million in severance cost related to certain staff reductions.

START-UP COSTS

The Company has absorbed pre-tax start-up losses associated with newly constructed facilities in the third quarter of 1999 of $0.7 million compared to $2.4 million in the third quarter of 1998.

INCOME TAXES

Income taxes in the three months ended September 30, 1999 decreased to a $0.9 million tax provision from a $74.3 million provision for income taxes in the comparable period in 1998 primarily as a result of the sale of the pharmacy operations in 1998.

EXTRAORDINARY ITEM

The extraordinary loss in the third quarter of 1998 of $1.7 million relates to the write off of deferred financing costs in connection with debt reduction upon the sale of the pharmacy operations.

NET (LOSS) EARNINGS

The net loss in the three months ended September 30, 1999 was $1.6 million, compared to net earnings of $24.2 million in the comparable period in 1998. Net loss prior to gain on sale of assets and other items and extraordinary items were $0.5 million for the three months ended September 30,1999 compared to $3.0 million in the comparable period in 1998, a decrease of $2.9 million.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1998

Revenues in the nine months ended September 30, 1999 were $743.1 million, representing a decrease of $130.4 million (14.9%) from $873.5 million in the nine months ended September 30, 1998. The decrease in revenues of $130.4 million included decreases in nursing and assisted living centers revenues of $38.4 million, medical supplies and outpatient therapy revenues of $92.7 million, partially offset by an increase in other revenues of $0.7 million.

The decrease in nursing and assisted living centers revenues of $38.4 million included an increase of $16.4 million from the opening of newly constructed facilities, the acquisition of one facility effective January 31, 1998, one facility effective April 1, 1998, and four facilities effective November 1, 1998, partially offset by a facility sold June 30, 1999 and a facility closure. Revenues from facilities, which the Company operated during each of 1999 and 1998 ("same-facility"), decreased $54.8 million when comparing periods. Same-facility revenues decreased between periods due to the effects of PPS and lower occupancy. Under PPS, the rate received for Medicare Part A services is lower than what was received under the former cost-reimbursement system. Same-facility occupancy, defined as patient days for nursing facilities and units occupied for assisted living facilities, declined 2.0%. Average percentage occupancy for same-facilities, based on beds/units in operation, was 86.1% in the first nine months of 1999 compared with 87.4% in the comparable period of 1998.

The decrease in medical supplies and outpatient therapy revenues of $92.7 million (72.5%) included $90.7 million from divestitures during 1998 and 1999 (primarily pharmacy operations of $88.9 million), net of acquisitions. The remaining decrease of $2.0 million is primarily due to the discontinuation of the contracted services operations.

OPERATING AND GENERAL AND ADMINISTRATIVE COSTS

Operating and general and administrative costs decreased $94.7 million or 12.5% between periods. The decrease included decreases in costs relating to divestitures and closed operations, net of acquisitions and newly constructed facilities, of approximately $50.1 million. The remaining decrease in operating and general and administrative costs of $44.6 million (6.7%) included decreased costs of $59.6 million, primarily due to decreased therapy activity as a result of PPS, and the staffing of internal therapists at the nursing facilities rather than contracting for the services. This is also partially offset by an increase in wage-related costs of $15.0 million. The increase in wage-related costs included an increase of $15.2 million due to staffing of internal therapists at the nursing facilities and to attract and retain qualified personnel, offset by a decrease in workers' compensation costs of $0.2 million due to more favorable actuarial adjustments for prior years in 1999 compared to 1998.

LEASE COSTS, DEPRECIATION AND AMORTIZATION

Total lease costs and depreciation and amortization increased $0.4 million when comparing 1999 to 1998. Lease costs increased $3.0 million due to the new corporate office facility and upgrade of the computer system, offset by decreases in amortization expense of $1.9 million and depreciation expense of $0.7 million primarily due to the sale of the pharmacy operation and related goodwill.

INTEREST

Net interest expense decreased $7.4 million to $37.8 million in the nine months ended September 30, 1999 compared with $45.2 million in the comparable period in 1998. The decrease was primarily due to a decrease in the average debt level to $580.3 million during the first nine months of 1999 compared to $699.4 million during the first nine months of 1998 resulting from the company's use of pharmacy sale proceeds to paydown debt. This was partially offset by an increase in the weighted average interest rate of all long-term debt to approximately 8.90% during the first nine months of 1999 compared to approximately 8.81% during the first nine months of 1998.

Net interest expense was also affected by less favorable investment earnings in the first nine months 1999 compared to the first nine months of 1998.

(GAIN) LOSS ON DISPOSAL OF ASSETS AND OTHER  ITEMS

The Company sold three nursing facilities during the first nine months of 1999 for $9.1 million resulting in a net gain of $0.3 million before income taxes. In addition, the company recorded $1.4 million in costs related to the planned shutdown of two nursing facilities and $0.4 million in severance costs related to certain staff reductions.

START-UP COSTS

The Company has absorbed pre-tax start-up losses associated with newly constructed facilities in the first nine months of 1999 of $3.3 million compared to $5.7 million in the first nine months of 1998. The $2.4 million decrease when comparing periods was due to the timing of facility openings in 1999 versus 1998.

INCOME TAXES

Income taxes in the nine months ended September 30, 1999 decreased to a $3.5 million tax benefit from a $79.5 million provision for income taxes in the comparable period in 1998 as a result of the sale of the pharmacy operations in 1998 and decreased earnings in 1999.

EXTRAORDINARY ITEM

The extraordinary loss in the nine months ended September 30, 1998 of $1.7 million relates to the write off of deferred financing costs in connection with the debt reduction upon the sale of the pharmacy operations in 1998.

NET  (LOSS) EARNINGS

The net loss in the nine months ended September 30, 1999 was $10.7 million compared to net earnings of $28.5 million in the comparable period in 1998. The net loss prior to gain on sale of assets and other items, and extraordinary items was $9.7 million for the nine months ended September 30, 1999 compared to net earnings of $7.2 million in the comparable period in 1998, a decrease of $16.9 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $1.4 million at September 30, 1999 and $1.1 million at December 31, 1998.

Cash flow generated from operations before working capital changes was $42.0 million for the nine months ended September 30, 1999 compared with $49.0 in the comparable period of 1998. The decrease in cash flow from operations before working capital changes is the result of a decline in operating earnings.

The Company experienced an increase in working capital since December 31, 1998, excluding cash and borrowings included in current liabilities, of $27.6 million. The increase in working capital resulted from a decrease in taxes payable of $38.6 million and an $8.3 million decrease in accounts payable and accrued liabilities, a $0.2 million increase in inventories, supplies and prepaid, partially offset by a decrease in accounts receivable of $19.5 million. Taxes payable included a payment of $25.0 million related to the sale of the pharmacy operation and a tax benefit of $8.2 million. Accounts receivable at September 30, 1999, were $168.6 million compared with $188.1 million at December 31, 1998, representing a decrease of $19.5 million. The reduction in accounts receivable included a decrease within the nursing operations of $10.8 million, a decline within the Company's medical supplies and outpatient therapy operations of $7.3 million and a decline in prior policy year workers' compensation receivables of $1.4 million due to collections. Billed patient care and other receivables decreased $26.0 million while third-party payor settlement receivables increased $15.2 million within the nursing operations. The decrease in billed patient care receivables of $26.0 million included a decrease of $2.8 million due to a decline in Medicare revenues as a result of changes in the Federal reimbursement policies, and a decrease of $1.2 million as a result of the sale of a nursing facility on June 30, 1999. The remaining decrease in billed patient care receivables of $22.0 million was due to the timing of the receipt of remittances between periods. The increase in settlement receivables of $15.2 million between periods included $4.0 million due to favorable Medicare rate accrual adjustments resulting from 1995 cost reimbursement findings, $2.7 million for anticipated Medicare reimbursement for uncollectible coinsurance amounts, $0.9 million as a result of the appeal of Medicare medical review findings, $5.4 million as a result of Medicare cost report settlements and $2.2 million from Medicaid rate increases in Pennsylvania. The decrease in medical supplies and outpatient therapy receivables of $7.3 million between periods is primarily due to decreased therapy operations as a result of PPS and the discontinuation of the contracted services operations.

Property and equipment decreased $23.2 million from December 31, 1998 to a total of $676.9 million at September 30, 1999. The decrease was the result of depreciation expense of $33.6 million and asset disposals of $8.4 million offset by, capital expenditures and asset transfers of $18.8 million. Property and equipment capital expenditures during 1999 included approximately $4.8 million related to the construction of new facilities and bed additions to existing facilities.

Total borrowings, including bank indebtedness and both current and long-term maturities of debt, totaled $556.6 million at September 30, 1999 for an increase of $8.9 million from December 31, 1998. The increase was attributable to increased borrowings on the Revolving Credit Facility due to the payment of taxes associated with the sale of the pharmacy operations, deferred compensation payments and as a result of the growth in property and equipment due to capital expenditures. The weighted average interest rate of all long-term debt was 8.40% at September 30, 1999 and such debt had maturities ranging from 1999 to 2015.

During the second quarter of 1999, the Company amended its Senior Credit Facility. The amendments to the Credit Facility included revisions to the financial covenants to reflect the financial impact of PPS and included increased interest rates. Following the amendment, the applicable interest rate margins in the pricing matrix pertaining to the Company's Revolving Credit Facility and Tranche A Term Loan range from 0.75% to 2.75% for Eurodollar loans and 0.50% to 2.00% for base rate loans. The applicable margin for the Tranche B Term Loan is 3.00% for Eurodollar loans and a range of 1.25% to 2.75% for base rate loans. As of September 30, 1999, the applicable margin under the Revolving Credit Facility and Tranche A Term Loan were 2.75% for Eurodollar loans and 2.00% for base rate loans, and the applicable margin under the Tranche B Term Loan was 3.00% for Eurodolllar loans and 2.75% for base rate loans.

The Company had a $200 million Revolving Credit Facility at September 30, 1999. Borrowing availability under this line of credit totaled $40.5 million at September 30, 1999 (net of letters of credit in the amount of $35.5 million and a $25.0 million undrawn availability requirement per the amendment to the Senior Credit Facility). The undrawn availability requirement is effective until the Company's Total Leverage Ratio (as defined in the Senior Credit Facility Agreement) does not exceed 6.0 to 1.0.

The principal source of liquidity for the Company is cash flow from operations and approximately $40.5 million in additional borrowing availability under the Revolving Credit Facility. The Company contemplates incurring capital expenditures (excluding any acquisitions) of approximately $6.9 million during the last three months of 1999. The Company completed its current construction program in June 1999, and does not plan on any further related expenditures this year. The Company believes that internally generated cash flow, together with borrowings under the Revolving Credit Facility, will be sufficient to meet the Company's current operational cash requirements to fund its capital expenditure program and to meet current debt obligations.

IMPACT OF THE YEAR 2000 ISSUE

The Year 2000 problem arises from the potential inability of information systems and other computer-based technology to recognize the process data-sensitive information for dates after December 31, 1999. The Year 2000 issue presents potential problems not only for the Company's computer hardware and software but also for devices that have embedded technology (including building infrastructure and medical devices utilized in the Company's facilities) and issues relating to third parties with which the Company has material relationship.

The Company derives a substantial portion of its revenues from government programs. According to a published report on Year 2000 readiness, the Health Care Financing Administration is confident that all Medicare claims processes will be ready to function by January 1, 2000.

The Company has contacted each intermediary and has received confirmation from such intermediaries that they are Year 2000 compliant and have taken all necessary measures to ensure appropriate continuing payments for services rendered to all government-insured patients.

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

The Company has completed its inventory and assessment of its information technology ("IT") systems and equipment. The inventory of non-IT systems and equipment (embedded technology) has been completed. The Year 2000 risks identified were:

I. any technology within the Company's facilities that could pose a threat to overall patient health and safety (including but not limited to: telephone, nurse call, elevator or fire control systems; and clinical equipment such as ventilators and infusion pumps); and

II. external systems not within the control of the Company such as governmental agencies, investment management companies, and other financial intermediaries, could pose a significant risk to the cash management and health of the Company.

The Company has:

I. completed an upgrade of corporate servers to Year 2000 compliant systems in the third quarter of 1998;
II. remediated, tested and deployed the Fixed assets, Budget, Accounts Receivable, Accounts payable, and General ledger systems;
III.     contacted key vendors regarding their Year 2000 compliance status;
IV. acquired and tested the necessary software updated for the Minimum Data Set system. Rollout and implementation will be completed by the end of November, 1999;
V. update or replaced all personal computers at the corporate office in the United States;
VI. assessed compliance of embedded systems within the facilities to ensure our patients' continued health and safety;
VII. contacted key suppliers and payers to gain assurance that they will be Year 2000 compliant. Most key suppliers and payers who have responded to inquiries have indicated that they expect to be Year 2000 compliant in a timely fashion. As a contingency, the Company maintains a broad base of vendors. The Company does not believe it is at significant risk with respect to any individual vendor or supplier who may be non-compliant; and
VIII. tested the contingency plans on September 8 and September 9, 1999. The "fire drill" was run to focus on the operations of the corporate center. The exercise was successful with participating facilities and regional offices receiving a passing grade.

Activities have also included the introduction of a new payroll system and the installation of approximately 1,000 new personal computer workstations in the facilities. While these activities will resolve Year 2000 problems related to theses systems, they have been planned for some time and are not considered to be directly related to Year 2000 readiness.

The Company is Year 2000 compliant for all its essential systems and equipment, with the exception of the payroll system, which is being outsourced. Compliance for this is planned by January 1, 2000, although there can be no assurance that it will be achieved by by such date.

The Company currently estimates that its aggregate costs directly related to Year 2000 compliance efforts will be approximately $600,000 for corporate applications and approximately $1,400,000 for all of the Company's facilities, of which approximately $850,000 has been spent through September 30, 1999. The Company's Year 2000 efforts are ongoing and its overall plan and cost estimations will continue to evolve, as new information becomes available. All costs, except long-lived assets, are expensed as incurred.

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

The Company's has developed contingency plans for the Company's Year 2000-related issues, which include, but are not limited to, identification of alternate suppliers, technologies and manual systems. A test of contingency plans was conducted with success in September, 1999.

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

Furthermore, the Company also holds stock and stock warrants obtained in connection with the 1998 sale of the Company's pharmacy operations. In effect, these holdings can be considered contingent purchase price whose value, if any, may not be realized for several years. These stock and warrant holdings are subject to various trading and exercise limitations and will be held until such time that management believes the market opportunity is appropriate to trade or exercise such holdings.

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

QUANTITATIVE DISCLOSURES

The Company is a party to several interest rate swap agreements to reduce the impact of changes in interest rates on certain of its floating rate long-term debt. The first agreement, entered into in 1995, effectively changes the Company's interest rate exposure on $32 million of floating rate Industrial Development Bonds due in 2014 to a fixed rate of 4.155% through October, 2000. During 1998, the Company entered into five agreements (each $50 million of notional value) with three banks which effectively changes the interest rates on LIBOR based borrowings to fixed rates ranging from 5.53% to 5.78% plus applicable margins, for periods over three to seven years. The differential between the fixed rates and the variable rate interest to be paid or received will be accrued as interest rates change and recognized over the life of the agreement. The Company may be exposed to credit loss in the event of non-performance by the banks under the swap agreements but does not anticipate such non-performance. In May 1999, the Company terminated two agreements (each $50 million in notional value) reducing our hedging period from seven to five years. These agreements were disposed of at no cost or material gain to the Company. In July 1999, the Company terminated one more agreement ($50 million in notional value) further reducing our hedging period from five years to four years. This termination resulted in a cash payment to the Company of $0.29 million that will be amortized over the term of the underlying credit agreement in accordance with generally accepted accounting principles. Management will continue to monitor our interest rate exposure and adjust hedging levels to reflect outstanding debt levels.

Interest expense for the quarter ended September 30, 1999 includes $ 0.13 million of net expense, resulting in year to date expense of $ 0.92 million. The component of this amount relating to the hedges' ineffectiveness was not deemed material.

Since the Company has not adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," changes in the fair value of interest rate swaps designed to hedge the variability of cash flows associated with the floating-rate, long-term debt obligations are not reported in accumulated other comprehensive income (AOCI). In addition, the Financial Accounting Standards Board has voted to delay the effective date of this statement to June 15, 2000. If this statement were adopted as of September 30, 1999, AOCI would reflect a gain of $42 based upon quoted market prices provided by the financial institutions which are counterparts to the swaps. Changes in the fair values of the stock and warrant holdings are reported in AOCI net of related deferred tax accruals required under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The amount reflected in AOCI for 1999 related to stock and warrant holdings equals a loss of $3.6 million. The estimated net amount of the gains or losses that are expected to be reclassified into earnings within the next twelve months is uncertain due to the uncertainty of stock market conditions and the interest rate environment. As mentioned above, the Company has terminated one agreement in the quarter ended September 30, 1999, the proceeds from which will be amortized into earnings over the term of the credit agreement.

As of September 30, 1999, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with variable-rate, long-term debt is four years from the inception date of the swap agreement.

For the quarter ended September 30, 1999, there was a $0.29 million payment to the Company as a result of the early termination of a hedged debt obligation.

The table below presents principal (or notional) amounts and related weighted average interest rates by year of maturity for the Company's debt obligations and interest rate swaps.


                                                                                                                           FAIR
                                               1999     2000      2001       2002      2003       THEREAFTER    TOTAL     VALUE
                                             -------- --------  --------   --------  --------    -----------  --------   ---------
          Long-term Debt
             Fixed Rate...................     1,167    4,659     1,750        648        632       209,543    218,399    247,649
             Average Interest Rate........      9.23%    9.23%     9.23%      9.23%      9.23%         9.29%      9.23%
             Variable Rate................     9,132   17,508    20,185     22,861     22,875       240,891    333,452    330,749
             Average Interest Rate........      7.79%    7.77%     7.74%      7.70%      7.65%         7.67%      7.79%
          Interest Rate Swaps
             Variable to Fixed............        --   32,000        --     50,000     50,000            --    132,000         29
             Average Pay Rate.............      5.28%    5.31%     5.63%      5.71%      5.74%           --       5.53%
             Average Receive Rate.........      4.96%    5.02%     5.50%      5.50%      5.50%           --       5.30%

The above table incorporates only those exposures that exist as of September 30, 1999 and does not consider those exposures or positions which could arise after that date or future interest rate movements. As a result, the information presented above has limited predictive value. The Company's ultimate results with respect to interest rate fluctuations will depend upon the exposures that arise during the period, the Company's hedging strategies at the time and interest rate movements.

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

   None

ITEM 5. Other Information

   None

ITEM 6. Exhibits and Reports on Form 8-K

(a)  List of Exhibits:

   11.0 Computation of earnings per share for the three months and nine months ended September 30, 1999
   27.0 Financial Data Schedule

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the three months ended September 30, 1999.

                        EXTENDICARE HEALTH SERVICES, INC.

                                  EXHIBIT INDEX

Exhibit No.             Description


   11.0 Computation of earnings per share for the three months and nine months ended September 30, 1999

   27.0    Financial Data Schedule

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTENDICARE HEALTH SERVICES, INC.

Date:  November 15, 1999
                                        By: /s/ Mark W. Durishan
                                        Mark W. Durishan
                                        Vice President, Chief Financial Officer,
                                        Treasurer and Director (principal
                                        financial officer and principal
                                        accounting officer)