Form 10-K405
period 1999-12-31
EXTENDICARE HEALTH SERVICES INC
filed 2000-03-29
CIK 1052024

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I
ITEM 1.     BUSINESS....................................................    1
ITEM 2.     PROPERTIES..................................................    12
ITEM 3.     LEGAL PROCEEDINGS...........................................    12
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........    12
                                    PART II
ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.........................................    13
ITEM 6.     SELECTED FINANCIAL DATA.....................................    13
ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS FROM OPERATION..................................    14
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK...    22
ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................    24
ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE....................................    46
                                    PART III
ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........    47
ITEM 11.    EXECUTIVE COMPENSATION......................................    49
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT..................................................    52
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............    52
                                    PART IV
ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
            8-K.........................................................    54

ITEM 1. BUSINESS

     Extendicare Health Services, Inc (the "Company") is an indirect wholly owned subsidiary of
Extendicare Inc. ("Extendicare"). The Company was incorporated in Delaware in 1984.

     The Company is one of the largest providers of long-term care and related medical specialty services in the United States. Through its geographically clustered facilities, the Company offers a continuum of healthcare services, including skilled nursing care, assisted living and related medical specialty services, such as subacute care and rehabilitative therapy, and medical equipment, supplies and services. The Company is one of the top ten operators of long-term care facilities in the United States in terms of both number of beds and revenues, with 192 skilled nursing facilities (20,143 beds) and 45 assisted living and retirement facilities (1,912 units) located in 14 states. On December 31, 1999, the Company owned approximately 85% of its facilities, enhancing its credit quality and financial flexibility.

     The Company is subject to certain of the informational requirements of the Securities Exchange Act of 1934 due to its public offering of 9.35% Senior Subordinated Notes Due 2007, which have been registered under the Securities Act of 1933, as amended.

INDUSTRY OVERVIEW

     Long-term care providers serve the fastest growing segments of the population, being the elderly and persons 65 years of age and over. Nearly 13% of the nation's 1998 population is aged 65 of older. In 1990, it was estimated that 5% of all persons aged 65 and over were living in a nursing facility. In 1998, approximately 1.5 million people resided in nursing facilities, which was 5.8% of the 65 and over population. That percentage is expected to increase to 8.4% by 2050 when the population aged 65 or older is expected to be 20% of the total population in the United States.

     The long-term care and post-acute care industries include rehabilitation hospitals and facilities, skilled nursing facilities, assisted living facilities, intermediate care facilities, and home health services. Most of these segments are experiencing rapid growth. For example, the number of rehabilitation hospitals grew 152% from 1986 to 1996. While the number of freestanding nursing facilities has remained flat over the last ten years (17,100 in 1986 vs. 17,400 in 1996), hospital-based skilled nursing facilities have increased 103% over the same time period (1,145 to 2,328 facilities).

     A variety of new assisted living facilities have been built over the past decade and given their alternative forms it is difficult to quantify both the growth and current number of assisted living facilities in the United States. Current estimates indicate that as of 1998 there are over 11,500 facilities offering services to the elderly resident group, personal assistance, 24 hour oversight, housekeeping and meal services.

     According to industry sources, long-term care spending (defined as nursing facility plus home care expenditures) was estimated at approximately $115.1 billion in 1998, or approximately 11% of total national health expenditures, with nursing facilities accounting for $83 billion of this total. As home healthcare and subacute care services become more accepted and demographics shift toward an aging population with increased long-term care needs, it is estimated that long-term care expenditures will grow to $250 billion by the year 2005, representing 14% of total national health expenditures.

GROWTH AND OPPORTUNITIES IN THE MARKETPLACE

     In addition to an aging population, the long-term care industry is changing as a result of several fundamental factors which the Company believes that it is well positioned to capitalize on, including the following:

SUPPLY/DEMAND IMBALANCE

     Acquisition and construction of additional skilled nursing facilities are subject to certain restrictions on supply including government-legislated moratoriums on new capacity or licensing restrictions limiting the growth of services. Such restrictions on supply, coupled with an aging population, are causing a decline in the availability of long-term beds per person 85 years of age or older. Additionally, advances in medical technology are enabling the treatment of certain medical conditions outside the hospital setting. As a result, patients requiring a higher degree of monitoring, more intensive and specialized medical care, 24-hour per day nursing, and a comprehensive array of rehabilitative therapies are increasing, resulting in a need for long-term care. The Company believes that such specialty care can be provided at a significantly lower cost than in traditional acute care and rehabilitation hospitals.

COST CONTAINMENT PRESSURES

     As the number of people over age 65 continues to grow and as advances in medicine and technology continue to increase life expectancies, healthcare costs are expected to rise faster than the availability of resources from government-sponsored healthcare programs. In response to such rising costs, governmental and private pay sources in the United States have adopted cost containment measures that encourage reduced lengths of stay in acute care hospitals. As a result, average acute care hospital stays have been shortened, and many patients are discharged despite a continuing need for nursing or specialty healthcare services. This trend has increased demand for long-term care, home healthcare, outpatient facilities, hospices and assisted living facilities. In addition, long-term care companies with an integrated network and a broad range of services will be in a good position to contract with managed care companies and other payers. Furthermore, given the recent changes in the reimbursement to long-term care companies (i.e., implementation of the Medicare Prospective Payment System ("PPS") for skilled nursing and tightened reimbursement levels as a result of increased managed care penetration), information systems to understand clinical and financial data will be critical for managed care contracting and internal cost management.

CHANGING FAMILY DYNAMICS

     As a result of the growing number of two-income families, immediate family has become a less dependable source of care-giving for the elderly. Women, who under more traditional roles were viewed as the primary caretakers of the family, have moved back into the workforce in increasing numbers as evidenced through their labor participation rates increasing from 38% in 1963 to 59% in 1998. At the same time, two-income families are better able to provide financial support for elderly parents to receive the care they need in a nursing or assisted living facility. The parent support ratio, being the ratio of individuals over 85 to those over 50 to 64 years of age, has increased from 3:1 in 1950 to 10:1 in 1998 and is expected to reach 29:1 by the year 2050. The expected jump is partly due to the fact that by 1990, approximately 26% of the baby boom generation were childless.

CHALLENGES FACING THE INDUSTRY

     Despite the opportunities in the marketplace, the industry has faced a number of challenges over the past year and, as a result several major operators have filed for bankruptcy protection under Chapter 11. These companies include Integrated Health Services, Inc. (1998 -- 33,200 beds), Mariner Post-Acute Network, Inc. (1998 -- 47,700 beds), Sun Health Group, Inc.
(1998 -- approximately 40,000 beds), Vencor, Inc. (1998 -- 43,341 beds) with a number of other smaller companies also filing for bankruptcy protection or taking steps to restructure with their lenders. The combination of factors which have lead to the difficulties facing the industry include the implementation of PPS, inadequate funding levels in certain states or resident classifications in both the Medicaid and Medicare programs, fee pressures and slow payment practices exerted by health maintenance organizations ("HMOs") and preferred provider organizations ("PPOs"), increased litigation settlements and insurance costs for general and professional liability claims, increased costs incurred as a result of increased regulatory requirements, the loss of margins earned within the therapy and other ancillary service business, increased wages and/or premiums paid to temporary agencies for professional nursing staff due to a national shortfall, increased wages for nursing assistants and domestic staff due to robust economy and general low unemployment, and increased competition in the marketplace for admissions from home care, assisted living facilities and hospitals.

     To counter the difficult environment, the Company and other industry leaders are actively lobbying through associations on both a federal and state level, and through regulatory and funding bodies, to ensure that the current difficulties are understood and positive steps are taken to address the problems. The amendments announced in the Balanced Budget Refinement Act of November, 1999 is an example of the positive results achieved through our associations. Similar actions are currently being taken to reduce the litigious environment in certain states.

BUSINESS STRATEGY AND STRENGTHS

     Due to the challenges, the Company has undertaken a number of steps over the past year to address the changes in the environment. Below is a recap of those action plans and plan strategies for 2000:

DISPOSITION OF NON-CORE BUSINESS OPERATIONS AND UNDER-PERFORMING ASSETS

     In 1998, the Company disposed of its pharmacy operation and in 1999 disposed of its home health operation and closed down the contracted therapy business operation. In addition, in 1999 the Company disposed of nine nursing homes, and closed or took action to close down another four facilities.

     The review is ongoing and currently there are another 40 facilities which no longer meet the Company's criteria for financial or operational performance and therefore, have been identified to potential purchasers for divestiture.

REDUCTION OF GENERAL ADMINISTRATIVE COSTS

     As a direct result of the divestitures of the operations and facilities identified above, the Company undertook steps to reduce general and administrative costs. A firm of consultants was engaged to assist in the downscaling of head office departments and major projects were undertaken to improve the computer based technology throughout the organization. As a result, general and administrative costs are expected to decline approximately 5% in 2000 as compared to 1999. A continual re-evaluation of all administrative areas will continue in 2000 with a focus on regional management of the Company's operations.

CASH FLOW MANAGEMENT AND DEBT REDUCTION

     The Company instituted a number of targets for the reduction of accounts receivable and improvement on days sales outstanding on accounts receivable. These targets were achieved in 1999 with a reduction of both accounts receivable on a same facility basis, and reduction on days sales outstanding. New targets have been established for 2000.

     Proceeds from divestitures have been used to pay down the Company's debt. Since the acquisition of Arbor Health Care Company ("Arbor") in 1997, the Company has reduced its debt to equity coverage from 2.5:1 to 2.2:1 through the pay-down of $209 million of debt.

OWNERSHIP OF ASSETS

     Unlike a number of other long-term care providers, the Company owns rather than leases a majority of its properties. This operating philosophy can be seen through the list of facilities identified on "Item 2. Properties." The Company believes ownership of such properties increases the Company's flexibility in utilizing facilities, constructing additions for ancillary services such as subacute care or rehabilitative therapy and adding assisted living and retirement facilities adjacent to nursing facilities. In addition, ownership of facilities enables the Company to control costs without regard to escalating lease payments.

FUTURE LONG-TERM STRATEGY

     Moving forward into 2000, the Company will continue with many of the same action plans as outlined above. And though opportunities for growth will be restrained to new management contracts over the next year, the Company's plans to continue to grow through a strategy based on its ongoing commitment to the provision of high-quality healthcare services while positioning itself to take advantage of the changing healthcare environment. The Company will seek out opportunities for alternative management services and consulting contracts with other providers in the industry.

     The Company geographically clusters its long-term care facilities and services in order to offer its customers a broad range of long-term care, ancillary services, and improve operating efficiencies. Therefore future expansion of its nursing facility operations will be through the selective acquisition and construction of nursing facilities in areas which are in close proximity to its existing facilities, where (i) management is already in place and has expertise relating to the regulatory and reimbursement environments,
(ii) it can participate as an active member of the nursing facility association in the state, and (iii) its reputation is established. In establishing new state or regional clusters, the Company considers local demographic, regulatory and reimbursement environments of a particular state or region. As a result of Certificate of Need ("CON") licensing restrictions, growth of nursing facilities is expected to be primarily through acquisition.

     The Company's long-term plans also involve the active development and acquisition of assisted living and retirement facilities. Due to the rapidly increasing segment of the U.S. population seeking assisted living and retirement housing accommodations, and the relative immaturity of the assisted living market in the United States, the Company expects strong demand for these services in the foreseeable future. The Company generally locates its assisted living and retirement facilities adjacent or in close proximity to its nursing facilities, enabling the Company to utilize existing land, personnel, management and marketing systems, as well as to take advantage of its established reputation. Assisted living facilities allow the Company to serve its communities better by providing a continuum of service that meets a wider variety of needs. In addition, assisted living and retirement facilities generate revenues with a significantly higher private pay component than revenues from nursing facilities, thereby improving operating margins.

     The Company intends to maintain its geographic focus on smaller urban communities. The Company believes that it has established a reputation as a community-oriented long-term care provider and has developed experience in serving and marketing to smaller urban communities. The Company also believes that operating in such community's results in a more stable workforce.

OPERATIONS

NURSING CARE

     Nursing facilities provide a broad range of long-term geriatric, subacute care and rehabilitative therapy services, including skilled nursing care and therapy services, to persons who do not require the more extensive and specialized services of a hospital. The nursing facilities employ registered nurses, licensed practical nurses, therapists, certified nursing assistants and qualified healthcare aides who provide care as prescribed by each resident's attending physician and a full range of personal support. All nursing facilities provide daily dietary services, social services and recreational activities, as well as basic services such as housekeeping and laundry. As of December 31, 1999, the Company operated 192 nursing facilities with 20,143 licensed beds.

ASSISTED LIVING AND RETIREMENT FACILITIES

     In its assisted living facilities, the Company provides residential accommodations, activities, meals, security, housekeeping, and assistance in the activities of daily living to seniors who require some help, but not the level of nursing care provided in a nursing facility. The Company's retirement communities provide activities, security, special amenities, comfortable apartments, housekeeping services and meals. An assisted living facility enhances the value of an existing nursing facility in those situations where the two facilities operate side by side, and allows the Company to better serve the communities in which it operates by providing a broader continuum of service. All of the Company's assisted living facilities are within close proximity to its nursing facilities. As of December 31, 1999, the Company operated 45 assisted living and retirement facilities with resident capacity of 1,912 units.

MANAGEMENT SERVICES

     The Company also applies its operating expertise through the management of nursing and assisted living facilities for others. The Company employs a number of professionals who have considerable knowledge and expertise in both the operational and administration aspects of the long-term care industry. On a regional level, the Company can offer consultants in the areas of nursing, dietary, laundry and housekeeping to long-term care operators under a consulting or full management services basis. Equally, through its head office support group, the Company can provide professionals to assist operators in the areas of cost reimbursement, information technology, and accounting services. At December 31, 1999, there were six nursing facilities and five assisted living facilities under full management contract with capacity to serve 734 residents.

GROUP PURCHASING

     UHF Purchasing Group provides purchasing services for over 2,395 nursing facilities in 39 states, in addition to the facilities owned and managed by the Company. In addition, UHF Purchasing Group administers two separate food purchasing programs for two major long-term care groups which operate 465 long-term care facilities. The purchasing group offers substantial cost reductions for its members through the contractual volume-based arrangements made with a variety of industry suppliers for food, supplies and capital equipment.

REHABILITATIVE THERAPY SERVICES

     The Company provides rehabilitative therapy services on an inpatient and outpatient basis. The United States health care system is applying pressure on acute and managed care providers to discharge patients more rapidly to less intensive and low-cost care environments. The strong interdisciplinary approach to patient services, in conjunction with the support services that the patient and family receive, are important in optimizing clinical outcomes and level of satisfaction. In response to this market trend, all of the Company's nursing facilities have expanded their ability to provide patient-centered outcome-oriented subacute and rehabilitative care involving physical, occupational or speech-language therapy through employed therapists.

     At many of the facilities, the Company provides rehabilitative therapy services on an inpatient and outpatient basis to clients who require physical, occupational, or speech-language therapy. At December 31, 1999, the Company's nursing facilities operated 102 expanded therapy units, offering 1,500 to 5,000 square feet of therapy space.

     As of December 31, 1999 the Company operated under the Prostep operating name, 28 clinics to outpatients requiring physical, occupational, or speech-language therapy in five states. Subsequent to December 31, 1999, the Company sold all seven of the clinics located in the State of Florida.

OTHER

     Under the former UPC Health Network division, the Company operated an institutional pharmacy services business, providing pharmacy supplies and services to both the Company's and other non-affiliated residents, and operated a home health and contracted therapy operation. In September 1998, the Company sold its institutional pharmacy operations to Omnicare, Inc. and subsequently entered into a preferred provider agreement with Omnicare to provide the Company with high-quality and cost-efficient pharmacy services. In November 1999, the Company sold its home health operation and prior to this closed the contracted therapy operation.

SOURCES OF REVENUE

     The Company derives its revenue from Medicare, Medicaid and private pay sources. During 1999 the Company derived approximately 21%, 42% and 37% of its revenue from these sources, respectively.

PRIVATE PAY

     The Company classifies payments from individuals who pay directly for services without governmental assistance as private pay revenue. The private pay classification also includes revenues from commercial insurers, HMOs, PPOs, and other charge-based payment sources as well as revenue from HMO Medicare risk plans. Blue Cross and Veteran's Administration payments are included in private pay and are made pursuant to renewable contracts with these payers.

MEDICARE

     Medicare is a health insurance program funded and administered by the federal government primarily for individuals entitled to Social Security who are ages 65 or older. Medicare covers the first 20 days of stay in a skilled nursing facility ("SNF") in full, and the next 80 days above a daily coinsurance amount, after the individual has qualified by a three-day hospital stay. The Medicare program consists of two parts: Medicare Part A and Medicare Part B. Medicare Part A covers inpatient services for hospitals, nursing facilities, and certain other healthcare providers, and patients requiring daily professional skilled nursing and other rehabilitative care. Medicare Part B covers services for suppliers of certain medical items, outpatient services, and doctor's services.

     For 1999, Medicare Part A and Part B payments were received by the Company through essentially two Medicare payment models being PPS, subject to the phase-in provisions from the previous cost-based reimbursement model, and the Medicare Risk HMO model.

     The Balanced Budget Act of 1997 (the "Balanced Budget Act"), signed into law on August 5, 1997, made numerous changes to the Medicare and Medicaid programs which affect the Company. With respect to the Medicare program, the new law requires the establishment of PPS rates for SNF services. Under the PPS, long-term care providers are reimbursed for Medicare Part A services based on federally established per diem rates for 44 various categories of care ("RUGs") associated with the medical complexities and needs of the patients. The patient's payment category dictates the amount that the provider will receive to care for the patient on a daily basis. This new legislation became effective for cost report periods commencing July 1, 1998 and thereafter. The PPS system replaces a former cost-based model, whereby nursing facilities received interim payments for each facility's expected reimbursable costs which could be subject to adjustment based upon the submission of a year-end cost report. For the Company, this new system became effective for three facilities in 1998 with the remainder being subject to PPS as of January 1, 1999. The PPS per diem rates, under certain criteria, are to be phased into effect over a three year period, whereby facilities in excess of the established rates will be moved downward to the lower PPS rate.

     Through the Medicare Risk HMO model, the Company provides services to Medicare Risk HMO enrollees at a predetermined negotiated rate. The Company contracts directly with the HMO participating in the program to provide services to its enrollees. The HMO solicits its enrollees from the general Medicare eligible beneficiary population. The Medicare beneficiary forfeits his/her traditional Medicare benefits to participate in the Medicare Risk HMO plan.

     Funds received by the Company under Medicare pre-PPS and Medicaid are subject to audit with respect to proper application of various payment formulas. Such audits can result in retroactive adjustments to revenue. The Company believes that the payment formulas applicable to it have been properly applied.

MEDICAID

     Medicaid is a state-administered program financed by state funds and matching federal funds. The program provides for medical assistance to the indigent and certain other eligible persons. Medicaid reimbursement formulas are established by each state with the approval of the federal government in accordance with federal guidelines. All of the states in which the Company operates currently use cost-based reimbursement systems, which generally may be categorized as prospective or retrospective in nature. Under a prospective system, per diem rates are established based upon the historical cost of providing services during a prior year, adjusted to reflect factors such as inflation and any additional services, which are required to be performed. Many of the prospective payment systems under which the Company operates contain an acuity measurement system, which adjusts rates based on the care needs of the patient. Retrospective systems operate similar to the pre-PPS Medicare program where nursing facilities are paid on an interim basis for services provided, subject to adjustments based on allowable costs, which are generally submitted on an annual basis. Additional payment to a nursing facility by the state or repayment from a nursing facility to the state can result from the submission of cost reports and their ultimate settlement. The majority of the states in which the Company operates nursing facilities use prospective systems.

QUALITY OF CARE

     The focus of the Company's commitment to excellence is its belief in treating residents with dignity and respect through the implementation of rigorous standards that management and others constantly assess and update. At a regional level, the Area Directors of Care Management lead a department which is primarily responsible for establishing care and service standards, policies and procedures, auditing care and service delivery systems, and providing direction and training for all levels of the staff within the nursing facilities and assisted living facilities. The Area Directors of Care Management are responsible for developing programs and standards for all professional disciplines and services provided to users of the Company's services, including nursing, dietary, social services, activities, ethical practices, mental health services, behavior management, quality validation and continuous quality improvement. Training of employees at all levels is an integral part of the Company's on-going efforts to improve and maintain its quality. Each new nursing facility administrator or director of nursing is required to attend a week of Company-provided training to ensure that he or she has an understanding of all aspects of nursing facility operations, including clinical, management and business operations. The Company conducts additional training for these individuals and all other staff on a regional or local basis.

MARKETING

     Most of the Company's long-term care facilities are located in smaller urban communities. The Company focuses its marketing efforts predominantly at the local level. The Company believes that the selection of a long-term care facility is strongly influenced by word-of-mouth and referrals from physicians, hospital discharge planners, community leaders, neighbors and family members. The administrator of each long-term care facility is therefore a key element of the Company's marketing strategy. Each administrator is responsible for developing relationships with potential referral sources. Administrators are supported through a regional team of marketing personnel, which establish the overall marketing strategy, develop relationships with HMO and PPO organizations, and provide marketing direction with training and community specific promotional materials.

GOVERNMENT REGULATION

     The provision of institutional care through nursing facilities is subject to regulation by various federal, state and local governmental authorities in the United States. There can be no assurance that such authorities will not impose additional restrictions on the Company's activities that might adversely affect the Company's business.

GENERAL REGULATORY REQUIREMENTS

     Nursing facilities, assisted living facilities, and other healthcare businesses are subject to annual licensure and other regulatory requirements of state and local authorities. In addition, in order for a nursing facility to be approved for payment under the Medicare and Medicaid reimbursement programs, it must meet the participation requirements of the Social Security Act and the regulations thereunder. The regulatory requirements for nursing facility licensure and participation in Medicare and Medicaid generally prescribe standards relating to provision of services, resident rights, physical environment and administration. Nursing and assisted living facilities are generally subject to unannounced annual inspections by state or local authorities for purposes of re-licensure and nursing facilities for purposes of re-certification under Medicare and Medicaid.

OBRA-1987

     The Omnibus Budget Reconciliation Act was passed in 1987 by the United States Congress and included extensive revisions to the Medicare and Medicaid statutory requirements for nursing facilities. These provisions prescribe an outcome-oriented approach to the provision of services and require that each resident receive the necessary care and services to attain or maintain the highest practicable physical, mental and psychosocial well-being in accordance with the resident's individualized assessment and plan of care. The rules also established requirements for survey, certification and enforcement procedures.

     The Health Care Financing Administration of the Department of Health and Human Services ("HCFA") promulgated regulations in 1995 to implement survey, certification and enforcement procedures. The survey process is intended to review the actual provision of care and services, with an emphasis on resident outcomes to determine whether the care provided meets the assessed needs of the individual residents. Surveys are generally conducted on an unannounced annual basis by state survey agencies. Remedies are assessed for deficiencies based upon the scope and severity of the cited deficiencies. The regulations specify that the remedies are intended to motivate facilities to return to compliance and to facilitate the removal of chronically poor performing facilities from the program. Remedies range from directed plans of correction, directed in-service training and state monitoring for minor deficiencies; denial of Medicare or Medicaid reimbursement for existing residents or new admissions and civil money penalties up to $3,000 per day for deficiencies that do not constitute immediate jeopardy to resident health and safety; and appointment of temporary management, termination from the program and civil money penalties of up to $10,000 for one or more deficiencies that constitute immediate jeopardy to resident health or safety. The regulations allow state survey agencies to identify alternative remedies that must be approved by HCFA prior to implementation.

     Effective with the implementation of the 1995 regulation, HCFA created a new concept that allows facilities with acceptable regulatory histories to have an opportunity to correct their deficiencies by a "date certain" and not impose sanctions unless they do not return to compliance. Facilities with deficiencies constituting immediate jeopardy to resident health and safety and those that are classified as poor performing facilities are not given an opportunity to correct their deficiencies prior to the assessment of remedies. From time to time, the Company receives notices from federal and state regulatory agencies relating to alleged deficiencies for failure to comply with all components of the regulations. While the Company does not always agree with the positions taken by the agencies, the Company reviews such notices and takes corrective action when appropriate. Due to the fact that the new regulatory process provides the Company with limited appeal rights, many alleged deficiencies are not challenged even if the Company is not in agreement with the allegation. The industry as a whole has raised with HCFA its serious concern that the new survey, certification and enforcement process does not appropriately measure performance against applicable requirements and that the process is being applied inconsistently among survey sites. Fundamental to the concern is the change in how surveyors perceive a deficient practice. Prior to July 1995, a deficiency would be identified only if a pattern of less than acceptable performance was observed. Under the present regulation, any lack of perfection produces an alleged deficiency.

     The July 1995 regulation mandates that facilities which are not in substantial compliance and do not correct deficiencies within a certain time frame must be terminated from the Medicare and/or Medicaid programs. Generally, the facility has no more than six months from deficiency identification to correct the deficiency, but shorter time frames apply when immediate jeopardy to the health or safety of the residents is alleged by the survey agency. While the Company endeavors to comply with all applicable regulatory requirements, from time to time certain of the Company's nursing facilities have been subject to various sanctions and penalties as a result of deficiencies alleged by HCFA or state survey agencies. In 1998, the Company operated one facility in Maryland, which lost its certification under the Medicare and Medicaid systems and subsequently ceased its operations. There can be no assurance that the Company will not be subject to similar sanctions and penalties in the future.

     All of the Company's current operating nursing facilities surveyed to date under the new regulation have been found to be in substantial compliance at the initial or follow up survey visit. Two nursing homes, which were found to be deficient have been subsequently closed or sold by the Company. The Company believes that this performance is comparable to the performance of other similar multi-facility corporations. The Company expects that those of its facilities not in substantial compliance will ultimately achieve this objective. The Company is unable to predict its compliance outcome in the future and could be adversely affected if a substantial portion of its facilities were determined not to be in compliance with applicable regulations. The Company believes that it has appropriate systems and mechanisms in place to monitor care and service delivery.

RESTRICTIONS ON ACQUISITIONS AND CONSTRUCTION

     Acquisition and construction of additional nursing facilities are subject to state regulation. All of the states in which the Company currently operates (other than Idaho) have adopted CONs and other laws to regulate expansion, which generally require that a state agency approve certain acquisitions or physical plant changes and determine that a need exists prior to the addition of beds or services, the implementation of the physical plant changes or the occurrence of certain capital expenditures. Certain states have also passed legislation, enacted rules and regulations and adopted policies that prohibit, restrict or delay the issuance of CONs. In addition, in most states the reduction of beds or the closure of a facility requires the approval of the appropriate state regulatory agency and, if the Company were to determine to reduce beds or close a facility, the Company could be adversely affected by a failure to obtain or a delay in obtaining such approval. To the extent that CON or other similar approvals are required for expansion of the Company's operations, either through facility acquisitions, construction of new facilities or additions to existing facilities, or expansion or provision of new services or other changes, the Company's expansion proposals could be adversely affected by the inability to obtain the necessary approvals, changes in the standards applicable to such approvals and possible delays and expenses associated with obtaining such approvals.

     Acquisition, construction and operation of assisted living facilities is less stringent than nursing facilities, and in the absence of no uniform federal regulations, states are free to develop their own regulations. However, while only 24 states use the term assisted living to describe the category of licensure, virtually every state has a licensure category and some form of regulation which may apply to the assisted living provider. If the assisted living provider supplies services that meet the definition of a licensed level of care in the state, the provider must be licensed. Licensure regulations can apply to admission and discharge criteria, and the variety and type of services provided. Many states require the submission of building plans and approval from the state being required prior to construction, however the approval process is different from the CON procedure, being more of a clearance process than demand formula. And in terms of construction and design, assisted living facilities must meet a stringent set of building regulations including the Life Safety Code (NFPA101). Inspections of assisted living facilities are conducted by state regulators on a periodic basis similar to nursing facilities.

REGULATION OF CERTAIN TRANSACTIONS

     Federal law provides for exclusion of practitioners, providers and related persons from participation in most Federal healthcare programs, including the Medicare and Medicaid programs, if the individual or entity has been convicted of a criminal offense related to the delivery of an item or service under these programs or if the individual or entity has been convicted, under state or Federal law, of a criminal offense relating to neglect or abuse of residents in connection with the delivery of a healthcare item or service. Other individuals or entities may be, but are not required to be, excluded from such programs under certain circumstances, including but not limited to the following: conviction related to fraud; conviction relating to obstruction of an investigation; conviction relating to a controlled substance; licensure revocation or suspension; exclusion or suspension from state or Federal healthcare programs; filing claims for excessive charges or unnecessary services or failure to furnish medically necessary services; and ownership or control by an individual who has been excluded from the Medicaid and/or Medicare programs, against whom a civil monetary penalty related to the Medicaid and/or Medicare programs has been assessed, or who has been convicted of the crimes described in this paragraph. The illegal remuneration provisions of the Social Security Act make it a felony to solicit, receive, offer to pay or pay any kickback, bribe or rebate in return for referring a resident for any item or service, or in return for purchasing, leasing, ordering or arranging for any good, facility, service or item, for which payment may be made under the federal healthcare programs. A violation of the illegal remuneration statute may result in the imposition of criminal penalties, including imprisonment for up to five years, the imposition of a fine of up to $25,000 or both. A civil action to exclude a provider from the Medicaid and/or Medicare programs may also be brought. The recently enacted Balanced Budget Act also includes numerous health fraud provisions, including: new exclusion authority for the transfer of ownership or control interest in an entity to an immediate family or household member in anticipation of, or following, a conviction, assessment, or exclusion; increased mandatory exclusion periods for multiple health fraud convictions, including permanent exclusion for the conviction of three health care-related crimes; authority for the

Secretary to refuse to enter into Medicare agreements with convicted felons; new civil money penalties for contracting with an excluded provider or violating the federal anti-kickback statute; new surety bond and information disclosure requirements for certain providers and suppliers; and an expansion of the mandatory and permissive exclusions added by the Health Insurance Portability and Accountability Act of 1996 to any Federal health care program (other than the Federal Employees Health Benefits Program). There are also other civil and criminal statutes applicable to the long-term care industry, such as those governing false claims. The Company has contractual relationships with some healthcare providers. Some states in which the Company operates also have laws that govern financial arrangements between healthcare providers. The Company believes that it is in compliance and that its practices are not in violation of the foregoing statutes or regulations. The Company cannot reasonably predict whether enforcement activities will increase at the Federal or state level or the effect of any such increase on its business.

     In 1995, a major anti-fraud demonstration project, "Operation Restore Trust" ("ORT") was announced by the Office of the Inspector General ("OIG"). A primary purpose for the project is to scrutinize the activities of healthcare providers who are reimbursed under the Medicare and Medicaid programs. Initial investigation efforts have focused on skilled nursing facilities, home health and hospice agencies, and durable medical equipment suppliers in Texas, Florida, New York, Illinois and California. In May 1997, HHS announced that ORT would be expanded during the next two years to include 12 additional states (Arizona, Colorado, Georgia, Louisiana, Massachusetts, Missouri, New Jersey, Ohio, Pennsylvania, Tennessee, Virginia and Washington), as well as several other types of healthcare services. Over the longer term, ORT enforcement actions could include criminal prosecutions, suit for civil penalties, and/or Medicare, Medicaid or Federal healthcare program exclusions. Prior to the November, 1997 acquisition of Arbor, one of its subsidiary's facilities was charged for therapy services, which were inadequately documented. Following this investigation, Arbor adopted measures to strengthen its documentation relating to reimbursable services. While the Company does not believe that it is the target of any such investigation under ORT, there can be no assurance that substantial amounts will not be expended by the Company to cooperate with any such investigation or to defend allegations arising therefrom. If it were found that any of the Company's practices failed to comply with the anti-fraud provisions, the Company could be materially adversely affected.

CROSS DISQUALIFICATION AND DELICENSURE

     In certain circumstances, conviction of abusive or fraudulent behavior with respect to one facility may subject other facilities under common control or ownership to disqualification from participation in Medicaid or Medicare programs. Executive Order 12549 prohibits any corporation or facility from participating in Federal contracts if it or its "principals" have been debarred, suspended or are ineligible, or have been voluntarily excluded, from participation in Federal contracts. A principal has been defined as an officer, director, owner, partner, key employee or other person with primary management or supervisory responsibilities. In addition, some state regulations provide that all facilities under common control or ownership licensed within a state are subject to de-licensure if any one or more of such facilities are de-licensed.

ENVIRONMENTAL LAWS AND REGULATIONS

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

COMPETITION

     The long-term care industry in the United States is highly competitive with companies offering a variety of similar services. The Company faces competition locally and regionally from other healthcare providers, including for-profit and not-for-profit organizations, home health agencies, medical supplies and services agencies, and rehabilitative therapy providers. Significant competitive factors affecting the placement of residents in nursing and assisted living facilities include quality of care, services offered, reputation, physical appearance, location and, in the case of private-pay residents, cost of the services. The Company focuses on word-of-mouth reputation and referrals from each community's medical and healthcare professionals. There can be no assurance that the Company will not encounter increased competition, which could adversely affect its business, results of operations or financial condition.

     Assisted living facilities can be constructed in certain states without any CON being approved by the state. The newer built assisted living facilities can attract an element of the former private pay nursing facility admissions, which require a lessor degree of care. Since there is little price competition with respect to Medicaid and Medicare residents, a facility's competitive position in the marketplace is attributable to its reputation for quality of services and staff, the range of services offered and location. The Company's medical services and supplies operation and its group purchasing operation compete with other similar operations ranging from small local operators to companies which are national in scope and distribution capability.

     The Company also competes with other providers in the acquisition and development of additional facilities. Other competitors may accept a lower rate of return and therefore, present significant price competition. Also, tax-exempt not-for-profit organizations may finance acquisitions and capital expenditures on a tax-exempt basis or receive charitable contributions unavailable to the Company.

LIABILITY, INSURANCE AND LEGAL PROCEEDINGS

     The Company and its subsidiaries are defendants in actions against them from time to time in connection with their operations and due to the nature of its business. The Company currently maintains insurance policies, including comprehensive general and professional liability, property coverage, workers' compensation and employer's liability insurance, in amounts and with such coverage and deductibles as it deems appropriate, based on the nature and risks of its business, historical experience and industry standards. The Company is not liable for malpractice claims made against non-employees of the Company, including attending physicians at its own facilities and employees of facilities managed by the Company. There can be no assurance; however, that claims will not arise which are in excess of the Company's insurance coverage or are not covered by the Company's insurance coverage. A successful claim against the Company not covered by, or in excess of, the Company's insurance could have a material adverse effect on the Company's financial condition and results of operations. Claims against the Company, regardless of their merit or eventual outcome, would require management to devote time to matters unrelated to the operation of the Company's business and, due to publicity, may also have a material adverse effect on the Company's ability to attract residents or expand its business. In addition, the Company's insurance policies must be renewed annually and there can be no assurance that the Company will be able to continue to obtain liability insurance coverage in the future or, if available, that such coverage will be available on acceptable terms.

EMPLOYEES

     As of December 31, 1999, the Company employed approximately 23,000 people, including approximately 5,200 registered and licensed practical nurses, 9,200 nursing assistants, 1,700 therapists, 5,500 dietary, domestic, maintenance and other staff, and 1,260 administrative employees who work at corporate offices and facilities. There are approximately 48 collective bargaining agreements (20 of which expire within 12 months of March 31, 2000) among eight unions covering approximately 3,600 employees. The Company believes that its relationship with its employees is good.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

     Certain of the matters discussed under Items 1-7a contain certain forward-looking statements concerning the Company's operations, economic performance and financial condition, including, among other things, the Company's business strategy. These statements are based on the Company's expectations and are subject to various risks and uncertainties. Actual results could differ materially from those anticipated due to a number of factors, including those identified under Item 1 and elsewhere in this document. All forward-looking statements contained in this report are based upon information available at the time the statement is made and the Company assumes no obligation to update any forward-looking statement.

ITEM 2. PROPERTIES

     At December 31, 1999, the Company operated 237 long-term care facilities, with capacity to serve 22,055 residents in 14 states. Of such facilities, 193 were owned, 33 were leased, 11 were managed, and 26 of the leased properties had purchase options and/or rights of first refusal. The following table lists by state, the nursing, assisted living and retirement facilities owned, leased or managed by the Company at December 31, 1999:

                                       OWNED                 LEASED(1)                MANAGED                  TOTAL
                               ---------------------   ---------------------   ---------------------   ---------------------
                                            RESIDENT                RESIDENT                RESIDENT                RESIDENT
                               FACILITIES   CAPACITY   FACILITIES   CAPACITY   FACILITIES   CAPACITY   FACILITIES   CAPACITY
                               ----------   --------   ----------   --------   ----------   --------   ----------   --------
Florida......................      32         3,423        --           --         --          --          32         3,423
Ohio.........................      21         2,178        10        1,142          1          70          32         3,390
Pennsylvania.................      21         2,205        --           --         10         664          31         2,869
Wisconsin....................      35         2,772        --           --         --          --          35         2,772
Indiana......................      16         1,501         4          462         --          --          20         1,963
Washington...................      19         1,558         4          371         --          --          23         1,929
Kentucky.....................      19         1,550        --           --         --          --          19         1,550
Texas........................       6           586        13          957         --          --          19         1,543
Minnesota....................      11         1,397        --           --         --          --          11         1,397
Oregon.......................       5           331         2          135         --          --           7           466
Arkansas.....................       4           281        --           --         --          --           4           281
Idaho........................       2           232        --           --         --          --           2           232
Delaware.....................       1           120        --           --         --          --           1           120
West Virginia................       1           120        --           --         --          --           1           120
                                  ---        ------        --        -----         --         ---         ---        ------
Total........................     193        18,254        33        3,067         11         734         237        22,055
                                  ===        ======        ==        =====         ==         ===         ===        ======
Nursing......................     154        16,553        32        3,001          6         589         192        20,143
                                  ---        ------        --        -----         --         ---         ---        ------
Assisted Living..............      39         1,701         1           66          5         145          45         1,912
                                  ---        ------        --        -----         --         ---         ---        ------

---------------

(1) The average remaining life of the leases, including renewal options exercisable solely by the Company is six years.

(2) In addition, the Company operates 28 rehabilitative clinics which are located in Wisconsin (11), Texas (1), Ohio (1), Pennsylvania (8), and Florida (7). Subsequent to December 31st, the Company sold all Florida locations.

ITEM 3. LEGAL PROCEEDINGS

     The Company and its subsidiaries are defendants in actions brought against them from time to time in connection with their operations as the business entails an inherent risk of liability. In recent years, participants in the long-term care industry have become subject to an increasing number of lawsuits arising from operations. While it is not possible to estimate the final outcome of the various proceedings at this time, such actions are generally resolved within the amounts provided within the accounts.

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

                                                                              YEAR ENDED DECEMBER 31,
                                                             ----------------------------------------------------------
                                                                1999         1998         1997        1996       1995
                                                                ----         ----         ----        ----       ----
                                                                   (DOLLARS IN THOUSANDS UNLESS OTHERWISE NOTED)
INCOME STATEMENT DATA:
Revenues (note 1):
  Nursing and assisted living centers......................  $  916,195   $  990,066   $  796,006   $728,467   $660,712
  Medical supplies and outpatient therapy..................      43,068      141,131      113,206     89,888     79,767
  Other....................................................       8,322        9,238        6,949      5,992      6,649
                                                             ----------   ----------   ----------   --------   --------
                                                                967,585    1,140,435      916,161    824,347    747,128
Costs and expenses:
  Operating................................................     842,216      953,639      747,016    677,159    626,405
  General and administrative...............................      45,524       45,432       40,510     33,262     28,672
  Lease costs..............................................      18,806       15,895       10,213      8,756      9,005
  Depreciation and amortization............................      52,005       53,723       35,290     29,703     25,872
  Interest, net............................................      51,267       55,831       24,002     18,477     14,776
  Loss on impairment of long-lived assets..................      38,173           --           --         --         --
  Loss (gain) on disposal of assets and other items........      42,774      (93,337)          --         --         --
                                                             ----------   ----------   ----------   --------   --------
                                                              1,090,765    1,031,183      857,031    767,357    704,730
                                                             ----------   ----------   ----------   --------   --------
(Loss) earnings before provision for income taxes..........  $ (123,180)  $  109,252   $   59,130   $ 56,990   $ 42,398
Net (loss) earnings........................................  $  (70,457)  $   27,264   $   25,763   $ 34,008   $ 25,521
(Loss) earnings per share..................................  $      (74)  $       29   $       27   $     36   $     27
Dividends per share........................................  $       --   $       --   $     1.73         --         --
Weighted average shares outstanding........................         947          947          947        947        947
BALANCE SHEET DATA (AT PERIOD END):
Working capital............................................  $   59,778   $   17,477   $   95,184   $ 60,492   $ 38,555
Total assets...............................................     974,448    1,135,477    1,229,249    591,851    525,634
Long-term debt.............................................     508,450      527,101      683,282    222,954    196,769
Shareholder's equity.......................................     237,895      311,629      281,772    201,521    167,513
OTHER DATA:
Expenditures for acquisitions..............................  $       --   $   18,857   $  372,582   $ 23,850   $ 13,144
Property and equipment capital expenditures................  $   25,330   $   59,120   $   57,686   $ 53,581   $ 56,469
OPERATING DATA:
Number of facilities (end of period)(2)
  Nursing..................................................         192          203          194        155        152
  Assisted living and retirement...........................          45           43           38         31         22
Resident capacity (end of period)(2)
  Nursing (beds)...........................................      20,143       21,718       20,971     16,644     16,551
  Assisted living and retirement (units)...................       1,912        1,818        1,488      1,140        874
Average occupancy rate(3)
  Nursing..................................................          86%          87%          88%        89%        89%
  Assisted living and retirement(4)........................          81           78           83         86         88
Payer source as a percentage of total Revenue
  Private pay..............................................          37%          35%          33%        32%        33%
  Medicare.................................................          21           28           30         30         26
  Medicaid.................................................          42           37           37         38         41

---------------

(1) Revenues have been restated for consistency to reflect therapy services within nursing facilities.

(2) Includes managed facilities.

(3) Based upon licensed beds for nursing facilities and units for assisted living and retirement facilities.

(4) Reflects occupancy rate for assisted living and retirement facilities following one year of operation as a Company facility.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATION

     The Company is one of the largest providers of long-term care and related services in the United States. The Company operated 192 nursing (20,143 operational beds) and 45 assisted living and retirement facilities (1,912 units) at December 31, 1999. The Company's facilities are located in 14 states.

SIGNIFICANT EVENTS IN 1999 AND 1998

     The following is a summary of significant events in 1999 and 1998.

LOSS ON IMPAIRMENT OF LONG-LIVED ASSETS

     The Company completed an evaluation of the financial impact of increased costs resulting from changes in legislation, increased regulatory scrutiny, changes in the insurance market, and the implementation of the new Medicare PPS offset in part by the November, 1999 BBRA legislation. As a result, a non-cash pre-tax provision of $38.2 million for assets impairments was made in the fourth quarter of 1999.

     Statements of Financial Accounting Standards ("SFAS") No. 121 requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. SFAS No. 121 also requires that long lived assets held for disposal be carried at the lower of carrying value or fair value less costs to sell, once management has committed the organization to a plan of disposal. Accordingly, management has estimated the future cash flows by each facility and reduced the carrying value to its estimated fair value, based upon its best estimate of what such facility, or similar facilities in that state, would sell for in the open market. Management believes it has the knowledge to make such estimates of open market sales prices based upon recent sales in the marketplace. The aggregate provision required under SFAS No. 121 amounted to $38.2 million.

LOSS (GAIN) ON DISPOSAL OF ASSETS AND OTHER ITEMS

     The Company sold six nursing facilities (763 operational beds) for $40.5 million on December 30, 1999; two nursing facilities (150 operational beds) for $4.8 million on September 30, 1999; and one nursing facility (248 operational beds) for $4.3 million on June 30, 1999. The sales resulted in an aggregate pretax loss of $35.4 million. In addition, on November 30, 1999 the Company sold its home health operation for $12.7 million resulting in a pretax loss $1.6 million. The Company applied the net after-tax proceeds from these dispositions of $44.8 million to reduce debt in the following periods: $3.1 million in July; $4.6 million in October; $10.0 million in November and $27.1 million in December.

     In 1998, the Company sold its institutional pharmacy business to Omnicare, Inc. for proceeds of $258.0 million. The divestiture followed a 1997 management decision that the pharmacy operations were non-strategic assets and the divestiture would reduce the Company's debt-to-equity ratio and significantly lower interest expense. The sale resulted in a pre-tax gain of $97.8 million and related income tax expense of $72.6 million. Goodwill and other intangible assets were reduced by $90 million as part of the sale. The Company applied the after-tax net proceeds of the sale to reduce $165 million of debt.

     In connection with the debt reduction, related deferred financing costs of $0.6 million, or $0.3 million after tax were written off and classified as an extraordinary item. Similarly in 1998, $2.7 million, or $1.7 million after-tax, were written off and classified as an extraordinary item.

ACQUISITIONS

     During 1998, the Company acquired five nursing facilities (456 operational beds) and one assisted living facility (88 units) for $19.1 million, including the assumption of $2.7 million of debt and the assets of four medical specialty services related businesses for $3.5 million. The Company also added one nursing facility (76 beds) through an operating lease in 1998.

CONSTRUCTION

     The Company completed construction of two nursing facilities (240 operational beds), one nursing facility addition (19 operational beds) and two assisted living facilities (99 units) during 1999. The Company completed construction of four nursing facilities (384 operational beds), one nursing facility addition (47 operational beds), five assisted living facilities (244 units) and two therapy additions during 1998.

RESULTS FROM OPERATION

     The following table sets forth details of revenues and earnings as a percentage of total revenues:

                                                              TWELVE MONTHS
                                                                  ENDED
                                                               DECEMBER 31
                                                              -------------
                                                              1999    1998
                                                              ----    ----
Revenues
  Nursing and assisted living centers.......................   94.7    86.8
  Medical supplies and outpatient therapy...................    4.5    12.3
  Other.....................................................    0.8     0.9
                                                              -----   -----
                                                              100.0   100.0
Operating and general and administrative costs..............   91.8    87.6
Lease, depreciation and amortization........................    7.3     6.1
Interest, net...............................................    5.3     4.9
Loss on impairment of long-lived assets.....................    3.9      --
Loss (gain) on disposal of assets and other items...........    4.4    (8.2)
                                                              -----   -----
(Loss) earnings before taxes................................  (12.7)    9.6
(Benefit) provision for income taxes........................   (5.5)    7.1
                                                              -----   -----
(Loss) earnings before minority interests and extraordinary
  item......................................................   (7.2)    2.5
Extraordinary item..........................................   (0.0)   (0.1)
                                                              -----   -----
  Net (loss) earnings.......................................   (7.2)    2.4
                                                              =====   =====

REVENUES

     The Company's revenues are derived through the provision of healthcare services in its network of facilities, including long-term care services such as skilled nursing care, assisted living and other specialized medical services such as subacute care, rehabilitative therapy and, prior to November, 1999, the provision of medical equipment, supplies and services. Nursing and assisted living center revenues are derived from the provision of routine and ancillary services for the Company's residents. Medical supplies and outpatient therapy revenues are derived from providing medical supplies and outpatient therapy services to outpatients and individuals in their own home.

     The Company derives its revenue from Medicare, Medicaid and private pay sources. The following table sets forth the Company's private pay, Medicare and Medicaid sources of revenue by percentage of total revenue:

                                                              TWELVE MONTHS
                                                                  ENDED
                                                               DECEMBER 31
                                                              -------------
                                                              1999     1998
                                                              ----     ----
Private Pay.................................................  37%      35%
Medicare....................................................  21%      28%
Medicaid....................................................  42%      37%

     In 1999, the level of private pay residents increased, whereas Medicare admissions declined, which occurred primarily in the first quarter of 1999 and was caused due to the uncertainty of types of admissions being placed under the new PPS system and a decrease in discharges from hospitals.

     All of the Company's facilities were on the PPS system effective January 1, 1999, most of which were subject to the three-year phase-in provisions. On November 16, 1999, Congress and the President reached agreement on a package of Medicare program revisions that restored some of the long-term care industry funding that had been eliminated or excluded by the Balanced Budget Act. The BBRA, signed into law on November 29, 1999, made numerous revisions over the next three years to both Medicare Part A and Part B which affect the Company. The Part A revisions included a 20% increase in the revenue value for the Federal component of the blended rate (homes subject to the full Federal rate) for 15 of the 44 RUGs categories. The increase is effective for six months, April 1, through September 30, 2000. The BBRA also identified that there is potential for this increase to extend beyond the September 30, 2000 as the legislation requires the relief to continue if HCFA does not make adjustment to the RUGs to recognize the costs associated with non-therapy ancillary services. In addition, the revenue values for the Federal component of the blended rate for all of the RUGs will be increased by 4% with an effective date of October 1, 2000 through September 30, 2002. The 4% is in addition to the PPS annual inflation update of the HCFA market basket minus 1 point. Also, effective January 1, 2000, facilities receiving a phase-in PPS rate will be given the option of moving to the full Federal PPS rate. The Company has identified 18 facilities that will benefit from the full Federal PPS rate and has filed the necessary applications for this to occur. Certain other Part A changes, of lesser significance to the Company, are included in the BBRA. The Part B revision is the placement of a two year moratorium on the $1,500 cap on speech and physical therapy and the $1,500 cap on occupational therapy. The moratorium is effective on January 1, 2000 and applies to home health, therapy clinics, and nursing homes. The Company is evaluating the financial impacts of the BBRA on the organization and anticipates a favorable revenue impact.

     Average occupancy in nursing facilities for 1999 and 1998 was 85.9% and 87.3%, respectively; and for assisted living facilities, 79.4% and 73.3%, respectively. The lower occupancy for assisted living facilities is due to the start-up of a number of facilities over the past two years.

     Medical supplies and outpatient therapy revenue decreased $98.0 million resulting from the disposal of operations in 1998 and 1999. Revenue from therapy operations declined $7.7 million due to dispositions and lower business volumes. During 1998, the Company discontinued its external respiratory rehabilitative therapy services operation and disposed of its hospice operations, resulting in a $5.2 million decline in revenue. Below is a summary:

                                                              TWELVE MONTHS
                                                                  ENDED
                                                               DECEMBER 31
                                                              -------------
                                                              1999    1998
                                                              ----    ----
Medical supplies and outpatient therapy revenue
  Medical supplies and services (sold November, 1999).......  33.2     34.5
  Therapy...................................................   9.9     17.6
  Pharmacy (sold September, 1998)...........................    --     89.0
                                                              ----    -----
                                                              43.1    141.1
                                                              ====    =====

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

REVENUES

     Revenues in the year ended December 31, 1999 were $967.6 million, representing a decrease of $172.8 million (15.2%) from $1,140.4 million in the year ended December 31, 1998. The decrease in revenues of $172.8 million included reductions in nursing and assisted living centers revenues of $73.9 million, medical supplies and outpatient therapy revenues of $98.0 million and other revenues of $0.9 million.

     The decrease in nursing and assisted living centers revenues of $73.9 million included an increase of $9.4 million from the opening of newly constructed facilities, and acquisitions, net of divestitures. Revenues decreased $27.4 million due to a provision recorded for Medicare receivables, related to cost reports filed from 1995 to 1998 which are in dispute with Medicare intermediaries, or under or proceeding to appeal through the Provider Reimbursement Review Board ("PRRB"). While the Company remains confident that it will prevail with respect to these items in dispute, it has nonetheless booked a provision. Excluding this provision, revenues from facilities which the Company operated during each of 1999 and 1998 ("same-facility"), decreased $55.9 million when comparing periods. Same-facility revenues decreased between periods due to the effects of PPS and lower occupancy. Under PPS, the rate received for Medicare Part A services is lower than what was received under the former cost-reimbursement system. In 1998 the average rate for Medicare Part A services was approximately $370.00 per patient day compared with the average 1999 rate of $323.00 per patient day. The average number of Medicare patients served in 1999 was 691,600. Therefore the decline in the average Medicare Part A rate resulted in a decrease in revenue of approximately $32.5 million. Average percentage occupancy for same-facilities, based on beds/units in operation, was 86.3% in 1999 compared with 87.4% in 1998.

     The decrease in medical supplies and outpatient therapy revenues of $98.0 million (69.5%) included $97.6 million from divestitures during 1998 and 1999 (primarily pharmacy operations of $89.0 million), net of acquisitions. The remaining decrease of $0.4 million is primarily due to the discontinuation of the contracted services operations.

OPERATING AND GENERAL AND ADMINISTRATIVE COSTS

     Operating and general and administrative costs decreased $111.3 million or 11.1% between years. The decrease included decreases in costs relating to divestitures and closed operations, net of acquisitions and newly constructed facilities, of approximately $50.6 million. This included an increase in insurance expense and liability costs of $4.5 million. The remaining reduction in operating and general and administrative costs of $60.7 million (7.6%) included decreased costs of $86.4 million, primarily due to decreased therapy activity as a result of PPS, the reduction in contracting of therapists, and a decrease in travel and meeting costs of $2.3 million due to travel restrictions as a result of cost reduction efforts. These decreases were partially offset by an increase in wage-related costs of $20.3 million and an increase in insurance expense and liability costs of $7.7 million. The increase in wage-related costs included increases of $25.8 million due to staffing of internal therapists at the nursing facilities and incentives to attract and retain qualified personnel. These increases were partially offset by a decrease in workers' compensation costs of $5.5 million due to more favorable actuarial adjustments for prior years in 1999 compared to 1998. Insurance and liability claim costs increased $7.7 million due to first-time liability deductibles and increased premiums due to claim experience.

LEASE COSTS, DEPRECIATION AND AMORTIZATION

     Total lease costs and depreciation and amortization increased $1.2 million when comparing 1999 to 1998. Lease costs increased $2.9 million due to the new corporate office facility ($1.5 million) and increased equipment under lease through a favorable contract negotiated at the end of 1998. The lease cost increase was offset by a $1.7 overall decrease in depreciation and amortization expense primarily due to the sale of the pharmacy operation and related goodwill.

INTEREST

     Net interest expense decreased $4.5 million to $51.3 million in the twelve months ended December 31, 1999 compared with $55.8 million in the comparable period in 1998. The decrease was primarily due to a decrease in the average debt level to $575.5 million during 1999 compared to $658.4 million during 1998 resulting from the Company's use of pharmacy sale and various 1999 divestiture proceeds to pay-down debt. This was partially offset by an increase in the weighted average interest rate of all long-term debt to approximately 8.91% during 1999 compared to approximately 8.80% during 1998. Net interest expense was also affected by less favorable investment earnings and fewer investments in 1999 compared to 1998.

LOSS ON IMPAIRMENT OF LONG-LIVED ASSETS

     The Company completed an evaluation of the financial impact of increased costs resulting from changes in legislation, increased regulatory scrutiny, changes in the insurance market, and the implementation of the new Medicare PPS offset in part by the December, 1999 BBRA legislation. As a result, a non-cash pre-tax provision of $38.2 million for assets impairments was made in the fourth quarter of 1999, in accordance with SFAS No. 121.

LOSS (GAIN) ON DISPOSAL OF ASSETS AND OTHER ITEMS

     The Company sold six nursing facilities (763 operational beds) for $40.5 million on December 30, 1999 resulting in a loss of $35.9 million before taxes; two nursing facilities (150 operational beds) for $4.8 million on September 30, 1999 resulting in a loss of $0.3 million; and one nursing facility (248 operational beds) for $4.3 million on June 30, 1999 resulting in a gain of $0.8 million. The sales resulted in a pretax loss of $35.4 million. In addition, on November 30, 1999 the Company sold its home health operation for $12.7 million resulting in a loss of $1.6 million before taxes.

     The Company's sale of its home health operation, the closure of therapy business and focus on the nursing and assisted living operations resulted in a number of assets to be identified for disposition and reduction of personnel. A $3.2 million provision was made in September and December, 1999 for the closure of two facilities (221 operational beds), and the two other facilities (135 operational beds) for which notice has been given not to renew the operating leases upon their maturities in June, 2000 and September, 2000. A further $2.6 million was provided for non-core asset sales and severance costs of non-essential personnel.

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION, AMORTIZATION AND RENT ("EBITDAR")

     EBITDAR for the year declined to $79.8 million in 1999 from $141.3 million in 1998 and represented 8.2% and 12.4%, respectively, of revenue. While the Company succeeded in reducing costs in excess of reductions in Medicare PPS rates, declines in EBITDAR were realized primarily due to the $27.4 million provision for Medicare retroactive receivables, loss of earnings from asset dispositions in 1999 and 1998, lower occupancy and increased insurance costs.

START-UP COSTS

     The Company has absorbed pre-tax start-up losses associated with newly constructed facilities in 1999 of $4.1 million compared to $7.2 million in 1998. The $3.1 million decrease when comparing periods was due to the timing of facility openings in 1999 versus 1998.

INCOME TAXES

     Income taxes in the year ended December 31, 1999 decreased to a $52.8 million tax benefit from a $79.7 million provision in the comparable period in 1998. The 1999 taxes included a recovery of previous year's taxes of $29.0 million resulting from the loss on disposal of assets in a share transaction. The 1998 provision included $72.6 million related to the gain from the sale of the pharmacy operations.

EXTRAORDINARY ITEM

     The extraordinary loss in the fourth quarter of 1999 of $0.3 million relates to the write off of deferred financing costs in connection with debt reduction upon the sale of the nursing centers and home health operations. The extraordinary loss in the year ended December 31, 1998 of $1.7 million relates to the write off of deferred financing costs in connection with the debt reduction upon the sale of the pharmacy operations in 1998.

NET (LOSS) EARNINGS

     The net loss in the year ended December 31, 1999 was $70.5 million compared to net earnings of $27.3 million in the comparable period in 1998. The net loss prior to loss on impairment of assets, gain on sale of assets and other items, and extraordinary items was $27.5 million for the year ended December 31, 1999 compared to net earnings of $6.4 million in the comparable period in 1998, a decrease of $33.9 million.

FISCAL YEAR 1998 COMPARED WITH 1997

REVENUE

     Revenues in 1998 were $1,140.4 million, representing an increase of $224.2 million (24.5%) from $916.2 million in 1997. The increase in revenues of $224.2 million included increases in nursing and assisted living revenues of $194.0 million, medical supplies and outpatient therapy revenues of $27.9 million and other revenues of $2.3 million.

     The increase in nursing and assisted living revenues of $194.0 million included an increase of $223.3 million from the opening of newly constructed facilities, the acquisition of facilities in 1998 and 1997, partially offset by a divestiture. Revenues from facilities operated in both 1998 and 1997 ("same-facility") decreased $29.3 million when comparing periods due to a number of factors. Restoration therapy revenue decreased $37.2 million including approximately $13.7 million due to a 7.9% decline in Medicare occupancy, $2.7 million due to a 10% decline in Medicare Part B rates and approximately $20.8 million due to conversion to salary equivalency. Pharmacy revenues decreased $3.8 million primarily due to the reclassification of the overhead component costs, which consisted of eliminating overhead on pharmacy, which should be partially recovered through the routine cost limits. Routine revenues increased $11.7 million due to rate increases; partially offset by lower occupancy and a $7.1 million decline in prior years' estimated settlement adjustments. Same-facility occupancies, defined as patient days for nursing facilities and units occupied for assisted living facilities, declined 1.4%. Average percentage occupancy for same-facilities, based on beds/units in operation, was 87.5% in 1998 compared with 88.2% in 1997.

     The increase in medical supplies and outpatient therapy revenues of $27.9 million (24.7%) included $23.0 million from acquisitions during 1998 and 1997, net of divestitures (primarily the pharmacy operations). The remaining increase of $4.9 million is due to a number of factors. Home health revenues increased $4.4 million due to volume and price increases, while a reduction in oxygen rates by 25% resulted in a decrease in revenues of $1.7 million. The remaining increase of $2.2 million is primarily due to growth in contracted services and outpatient operations.

OPERATING AND GENERAL AND ADMINISTRATIVE COSTS

     Operating and general and administrative costs increased $211.5 million or 26.9% between periods. The increase included increases in costs relating to acquisitions and newly constructed facilities, net of divestitures, of approximately $215.9 million in 1998. The remaining decrease in operating and general and administrative costs of $4.4 million (0.6%) included decreased costs of $48.4 million, primarily due to decreased therapy activity and the conversion to salary equivalency, partially offset by an increase in wage-related costs of $44.0 million. The increase in wage-related costs included an increase of $40.8 million to attract and retain qualified personnel and an increase in workers' compensation costs of $3.2 million due to more favorable actuarial adjustments for prior years in 1997 compared to 1998.

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

GAIN ON SALE OF PHARMACY OPERATIONS AND OTHER ITEMS

     The Company sold its pharmacy operations on September 16, 1998 for $258.0 million resulting in a gain on sale of $97.8 million before taxes. In addition, the Company recorded $3.3 million in severance costs related to certain staff reductions and $1.2 million related to a reserve for loss on closure of a nursing operation in Maryland.

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

EXTRAORDINARY ITEMS

     The extraordinary loss in 1998 of $1.7 million relates to the write-off of deferred financing costs in connection with the debt reduction upon the sale of the pharmacy operations. The extraordinary loss in 1997 of $10.2 million resulted from the expensing of unamortized debt issuance costs and debt prepayment penalties in connection with the refinancing of the Company's debt.

NET EARNINGS

     Net earnings in 1998 were $27.3 million compared to $25.8 million in 1997. Net earnings prior to the gain on sale of operations and other unusual items, and the extraordinary item were $6.4 million for 1998, a decrease of $29.6 million over net earnings of $36.0 million prior to the extraordinary item in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash and cash equivalents of $2.9 million at December 31, 1999 and $1.1 million at December 31, 1998. Cash flow generated from operations before working capital changes was $62.3 million for the year ended December 31, 1999 compared with $68.2 in the comparable period of 1998. The decline in cash flow from operations is the result of a decrease in operating earnings.

     Overall cash from operating activities was $18.6 million in 1999 as compared to $49.7 million in 1998. The Company experienced an increase in working capital since December 31, 1998, excluding cash and borrowings included in current liabilities, of $47.4 million. The increase in working capital resulted from a decrease in taxes payable of $67.3 million, a $24.7 million decrease in accounts payable and accrued liabilities, a $1.0 million decrease in amounts due to shareholder and a $1.7 million increase in current trust funds, partially offset by a decrease in inventories, supplies and prepaid of $1.9 million, an increase in liability costs and insurance due to affiliates of $5.7 million and a decrease in accounts receivable of $39.7 million. The change in taxes payable resulted from a payment of $25.0 million related to the sale of the pharmacy operation and a tax benefit of $38.5 million.

     Accounts receivable at December 31, 1999, were $148.3 million compared with $188.1 million at December 31, 1998, representing a decrease of $39.8 million. The reduction in accounts receivable included a $27.3 million decrease within the nursing operations, a decline of $10.4 million within the medical supplies and outpatient therapy operations, and a decline of $2.1 million in prior policy year workers' compensation receivables due to collections. Billed patient care and other receivables decreased $27.2 million and third-party payer settlement receivables decreased $0.1 million within the nursing operations. The decrease in billed patient care receivables of $27.2 million included a decrease of $0.7 million due to changes in the Federal reimbursement policies, and a decrease of $2.9 million due to the sale or closure of nursing facilities and $23.6 million due to the PPS and an improvement in collection efforts by the company between periods. The decrease in settlement receivables of $0.1 million between periods included an increase of $5.3 million due to favorable Medicare rate accrual adjustments resulting from 1995 cost reimbursement findings, $3.5 million for anticipated Medicare reimbursement for uncollectible coinsurance amounts, $0.9 million as a result of the appeal of Medicare medical review findings, $11.5 million as a result of Medicare cost report settlements, $2.9 million from Medicaid rate increases in Pennsylvania, and other net decreases of $1.3 million. In addition, settlement receivables decreased $22.9 million due to the reclassification of receivables not anticipated to be collected within one year to long-term receivables. The decrease in medical supplies and outpatient therapy receivables of $10.4 million between periods is due to decreased therapy operations and the discontinuation of the contracted services operations for a net decrease of $6.8 million, and a reduction in home health accounts receivables of $3.4 million resulting from the sale of this business in November, 1999.

     Property and equipment decreased $89.8 million from December 31, 1998 to a total of $610.3 million at December 31, 1999. The decrease was the result of depreciation expense of $45.7 million and asset disposals of $58.7 million, asset write-downs of $11.9 million offset by, capital expenditures and asset transfers of $26.5 million. Property and equipment capital expenditures during 1999 included approximately $4.8 million related to the construction of new facilities and bed additions to existing facilities.

     Total borrowings, including bank indebtedness and both current and long-term maturities of debt, totaled $536.1 million at December 31, 1999 for a decrease of $11.6 million from December 31, 1998. The decrease was attributable to early retirement of debt resulting from the utilization of net proceeds from divestitures in 1999 totaling $44.8 million, partially offset by additional draw-downs on the Revolving Credit Facility. The weighted average interest rate of all long-term debt was 8.59% at December 31, 1999 and such debt had maturities ranging from 2000 to 2014.

     During the second quarter of 1999, the Company amended its Senior Credit Facility. The terms of the amendments to the Credit Facility included a provision by which the Company waived its right to $25.0 million of the Revolving Credit Facility, and increased the applicable interest rate margins to the pricing matrix pertaining to the Company's Revolving Credit Facility and Tranche A Term Loan, such that the interest rate would range from 0.75% to 2.75% for Eurodollar loans and 0.50% to 2.00% for base rate loans. The applicable margin for the Tranche B Term Loan increased to 3.00% for Eurodollar loans and a range of 1.25% to 2.75% for base rate loans. As of December 31, 1999, the applicable margin under the Revolving Credit Facility and Tranche A Term Loan were 2.75% for Eurodollar loans and 2.00% for base rate loans, and the applicable margin under the Tranche B Term Loan was 3.00% for Eurodollar loans and 2.75% for base rate loans. On March 16, 2000 the Company negotiated specific terms in the Credit Facility relating to the accounting of provisions for Medicare cost report settlements and non-cash provisions for general and professional liability claims.

     At December, 1999 the Company had a $200 million Revolving Credit Facility, of which the Company waived access to $25 million, pursuant to the terms negotiated in the second quarter of 1999. Borrowing availability under this line of credit totaled $18.5 million at December 31, 1999 (net of letters of credit in the amount of $35.5 million and the $25.0 million undrawn and unavailable requirement per the amendment to the Senior Credit Facility).

YEAR 2000 ISSUE

     The Year 2000 issue arises from the potential inability of information systems and other computer-based technology to recognize the process date-sensitive information for dates after December 31, 1999. The Year 2000 issue presents potential problems not only for the Company's computer hardware and software but also for devices that have embedded technology (including building infrastructure and medical devices utilized in the Company's facilities) and issues relating to third parties with which the Company has material relationship. The Company has not experienced any significant problems with regard to the Year 2000 Issue. Although the change in date has occurred, it is not possible to conclude that all aspects of the Year 2000 issue that may affect the Company, including those related to customers, suppliers, or other third parties, have been fully resolved.

     The aggregate costs directly related to Year 2000 compliance efforts were approximately $0.6 million for corporate applications and hardware and $1.4 million for all of the Company's facilities. All costs, except long-lived assets, were expensed as incurred.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

QUALITATIVE DISCLOSURES

OBJECTIVES AND CONTEXT

     The Company uses variable-rate debt to finance its operations. In particular, a portion of the Company's long-term debt obligation is based upon floating LIBOR rates. These debt obligations expose the Company to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases. Management believes that due to both the current divestiture strategy and interest rate environment that it is prudent to limit the variability of a portion of its interest payments. It is the Company's objective to hedge between 50 to 80% of total variable-rate debt.

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

FINANCING STRATEGIES

     To meet these objectives, the Company enters into various types of derivative instruments to manage fluctuations in cash flows resulting from interest rate risk. These instruments consist of interest rate swaps. The interest rate swaps change the variable rate cash-flow exposure on the long-term interest payments to fixed-rate cash flows by entering into receive-variable, pay-fixed interest rate swaps. Under the interest rate swaps, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby creating fixed-rate long-term debt.

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

QUANTITATIVE DISCLOSURES

     The Company is a party to several interest rate swap agreements to reduce the impact of changes in interest rates on certain of its floating rate long-term debt. The first agreement, entered into in 1995, effectively changes the Company's interest rate exposure on $32 million of floating rate Industrial Development Bonds due in 2014 to a fixed rate of 4.155% through October 2000. During 1998, the Company entered into five agreements (each $50 million of notional value) with three banks which effectively changes the interest rates on LIBOR based borrowings to fixed rates ranging from 5.53% to 5.84% plus applicable margins, for periods over three to seven years. The differential between the fixed rates and the variable rate interest to be paid or received will be accrued as interest rates change and recognized over the life of the agreement. The Company may be exposed to credit loss in the event of non-performance by the banks under the swap agreements but does not anticipate such non-performance. In 1999, the Company terminated three agreements (each $50 million in notional value) reducing its hedging period from seven to four years. The first two of these agreements were disposed of at no cost or material gain to the Company. The third termination resulted in a cash payment to the Company of $0.29 million, which is being amortized over the term of the underlying credit agreement. Management will continue to monitor the interest rate exposure and adjust hedging levels to reflect outstanding debt levels. Interest expense related to such agreements amounted to $0.9 million and $0.5 million for the years 1999 and 1998 respectively. The component of this amount relating to the hedges' ineffectiveness was not deemed material.

     Since the Company has not adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," changes in the fair value of interest rate swaps designed to hedge the variability of cash flows associated with the floating-rate, long-term debt obligations are not reported in accumulated other comprehensive income (AOCI). In addition, the Financial Accounting Standards Board has voted to delay the effective date of this statement to June 15, 2000. If this statement were adopted as of December 31, 1999, AOCI would reflect a gain of $1.4 million based upon quoted market prices provided by the financial institutions which are counterparties to the swaps. Changes in the fair values of the stock and warrant holdings are reported in AOCI net of related deferred tax accruals required under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The amounts reflected in AOCI for 1999 related to stock and warrant holdings equals a loss of $3.3 million. The estimated net amount of the gains or losses that are expected to be reclassified into earnings within the next twelve months is uncertain due to the uncertainty of stock market conditions and the interest rate environment.

     As of December 31, 1999, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with variable-rate, long-term debt is four years from the inception date of the swap agreement.

     The table below presents principal (or notional) amounts and related weighted average interest rates by year of maturity for the Company's debt obligations and interest rate swaps.

                                                                                                     FAIR
                                2000     2001     2002     2003      2004    THEREAFTER    TOTAL     VALUE
                                ----     ----     ----     ----      ----    ----------    -----     -----
Long-term Debt
  Fixed Rate.................   7,639    2,439    2,121       676      259    207,712     220,846   209,275
  Average Interest Rate......    9.28%    9.30%    9.30%     9.31%    9.31%      9.31%       9.30%
  Variable Rate..............  14,066   16,206   18,344   139,358   85,016     36,318     309,308   290,749
  Average Interest Rate......    7.90%    7.85%    7.78%     7.54%    3.88%      3.88%       6.47%
Interest Rate Swaps
  Variable to Fixed..........  32,000       --   50,000    50,000       --         --     132,000     1,405
  Average Pay Rate...........    5.28%    5.63%    5.63%     5.53%      --         --        5.52%
  Average Receive Rate.......    5.43%    6.11%    6.11%     6.11%      --         --        5.94%

     The above table incorporates only those exposures that exist as of December 31, 1999 and does not consider those exposures or positions which could arise after that date or future interest rate movements. As a result, the information presented above has limited predictive value. The Company's ultimate results with respect to interest rate fluctuations will depend upon the exposures that arise during the period, the Company's hedging strategies at the time and interest rate movements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Extendicare Health Services, Inc.:

     We have audited the accompanying consolidated balance sheets of Extendicare Health Services, Inc. and subsidiaries (the Company) as of December 31, 1999 and 1998, and the related consolidated statements of net earnings, changes in shareholder's equity, and cash flows for the years ended December 31, 1999, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Extendicare Health Services, Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and cash flows for the years ended December 31, 1999, 1998 and 1997 in conformity with generally accepted accounting principles.

KPMG LLP

Milwaukee, Wisconsin
March 16, 2000

                       EXTENDICARE HEALTH SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

                                                                1999        1998
                                                                ----        ----
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  2,941   $    1,084
  Accounts receivable, less allowances of $24,949 and
     $25,899, respectively..................................   148,348      188,100
  Supplies, inventories and prepaid expenses................     8,882       10,803
  Income taxes receivable...................................        --        3,321
  Deferred state income taxes...............................     4,185        4,128
  Debt service trust funds..................................     1,934          202
  Due from shareholder:
     Federal income taxes receivable........................    47,813           --
     Deferred Federal income taxes..........................    19,684       21,294
                                                              --------   ----------
     Total current assets...................................   233,787      228,932
PROPERTY AND EQUIPMENT, NET (Note 6)........................   610,343      700,141
GOODWILL AND OTHER INTANGIBLE ASSETS (Note 7)...............    87,143      151,970
OTHER ASSETS (Note 8).......................................    43,175       54,434
                                                              --------   ----------
                                                              $974,448   $1,135,477
                                                              ========   ==========
            LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES:
  Bank indebtedness (Note 9)................................  $  5,895   $       --
  Current maturities of long-term debt (Note 9).............    21,705       20,647
  Accounts payable..........................................    32,196       36,642
  Accrued liabilities (Note 10).............................    96,526      116,750
  Income taxes payable......................................     1,174           --
  Due to shareholder and affiliates.........................    16,513       37,416
                                                              --------   ----------
     Total current liabilities..............................   174,009      211,455
LONG-TERM DEBT (Note 9).....................................   508,450      527,101
OTHER LONG-TERM LIABILITIES (Note 11).......................     8,451       13,410
DUE TO SHAREHOLDER AND AFFILIATES:
  Deferred Federal income taxes.............................    36,362       56,666
  Other.....................................................     3,484        3,484
DEFERRED STATE INCOME TAXES.................................     5,141       10,801
MINORITY INTERESTS..........................................       656          931
SHAREHOLDER'S EQUITY:
  Common stock, $1 par value, 1,000 shares authorized, 947
     shares issued and outstanding..........................         1            1
  Additional paid-in capital................................   208,787      208,787
  Accumulated other comprehensive (loss) income.............    (3,090)         187
  Retained earnings.........................................    32,197      102,654
                                                              --------   ----------
     Total shareholder's equity.............................   237,895      311,629
                                                              --------   ----------
                                                              $974,448   $1,135,477
                                                              ========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                       EXTENDICARE HEALTH SERVICES, INC.

                    CONSOLIDATED STATEMENTS OF NET EARNINGS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
             (DOLLARS IN THOUSANDS EXCEPT PER COMMON SHARE AMOUNTS)

                                                               1999         1998        1997
                                                               ----         ----        ----
REVENUES:
  Nursing and assisted living centers (Note 12)...........  $  916,195   $  990,066   $796,006
  Medical supplies and outpatient therapy.................      43,068      141,131    113,206
  Other...................................................       8,322        9,238      6,949
                                                            ----------   ----------   --------
                                                               967,585    1,140,435    916,161
                                                            ----------   ----------   --------
COSTS AND EXPENSES
  Operating...............................................     842,216      953,639    747,016
  General and administrative..............................      45,524       45,432     40,510
  Lease costs.............................................      18,806       15,895     10,213
  Depreciation and amortization...........................      52,005       53,723     35,290
  Interest expense........................................      52,499       57,955     25,519
  Interest income.........................................      (1,232)      (2,124)    (1,517)
  Loss on impairment of long-lived assets (Note 4)........      38,173           --         --
  Loss (gain) on disposal of assets and other items (Note
     4)...................................................      42,774      (93,337)        --
                                                            ----------   ----------   --------
                                                             1,090,765    1,031,183    857,031
                                                            ----------   ----------   --------
(LOSS) EARNINGS BEFORE INCOME TAXES.......................    (123,180)     109,252     59,130
(Benefit) provision for income taxes (Note 16)............     (52,841)      79,680     22,336
                                                            ----------   ----------   --------
(LOSS) EARNINGS BEFORE MINORITY INTERESTS
  AND EXTRAORDINARY ITEM..................................     (70,339)      29,572     36,794
Minority interests........................................         224         (648)      (813)
                                                            ----------   ----------   --------
(LOSS) EARNINGS BEFORE EXTRAORDINARY ITEM.................     (70,115)      28,924     35,981
Extraordinary loss on early retirement of debt (net of
  income taxes of $240, $1,053, and $6,465 respectively)
  (Note 9)................................................        (342)      (1,660)   (10,218)
                                                            ----------   ----------   --------
NET (LOSS) EARNINGS.......................................  $  (70,457)  $   27,264   $ 25,763
                                                            ==========   ==========   ========
PER COMMON SHARE:
  (Loss) earnings before extraordinary item...............  $  (74,039)  $   30,543   $ 37,995
  Extraordinary item......................................        (361)      (1,753)   (10,790)
                                                            ----------   ----------   --------
  Net (loss) earnings.....................................  $  (74,400)  $   28,790   $ 27,205
                                                            ==========   ==========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       EXTENDICARE HEALTH SERVICES, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

                                                                  ACCUMULATED
                                   COMMON STOCK     ADDITIONAL       OTHER                      TOTAL
                                  ---------------    PAID-IN     COMPREHENSIVE   RETAINED   SHAREHOLDER'S
                                  SHARES   AMOUNT    CAPITAL        INCOME       EARNINGS      EQUITY
                                  ------   ------   ----------   -------------   --------   -------------
BALANCES DECEMBER 31, 1996......   947      $ 1      $150,254       $    --      $ 51,266     $201,521
  Contribution of assets from
     affiliate..................    --       --        10,836            --            --       10,836
  Contribution of equity from
     shareholder................    --       --        44,600            --            --       44,600
  Income tax benefit from stock
     options exercised..........    --       --           691            --            --          691
  Dividends paid................    --       --            --            --        (1,639)      (1,639)
  Comprehensive income:
     Net earnings...............    --       --            --            --        25,763       25,763
                                   ---      ---      --------       -------      --------     --------
BALANCES DECEMBER 31, 1997......   947        1       206,381            --        75,390      281,772
  Contribution of assets from
     affiliate..................    --       --           268            --            --          268
  Contribution of equity from
     shareholder................    --       --         2,000            --            --        2,000
  Income tax benefit from stock
     options exercised..........    --       --           138            --            --          138
  Comprehensive income:
     Unrealized gain on
       investments, net of
       taxes....................    --       --            --           187            --          187
     Net earnings...............    --       --            --            --        27,264       27,264
                                   ---      ---      --------       -------      --------     --------
  Total comprehensive income....    --       --            --           187        27,264       27,451
                                   ---      ---      --------       -------      --------     --------
BALANCES DECEMBER 31, 1998......   947        1       208,787           187       102,654      311,629
  Comprehensive income:
     Unrealized loss on
       investments, net of
       taxes....................    --       --            --        (3,277)           --       (3,277)
     Net (loss) earnings........    --       --            --            --       (70,457)     (70,457)
                                   ---      ---      --------       -------      --------     --------
  Total comprehensive income....    --       --            --        (3,277)      (70,457)     (73,734)
                                   ---      ---      --------       -------      --------     --------
BALANCES DECEMBER 31, 1999......   947      $ 1      $208,787       $(3,090)     $ 32,197     $237,895
                                   ===      ===      ========       =======      ========     ========

  The accompanying notes are an integral part of these consolidated financial statements

                       EXTENDICARE HEALTH SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

                                                               1999       1998        1997
                                                               ----       ----        ----
OPERATING ACTIVITIES:
Net (loss) earnings........................................  $(70,457)  $  27,264   $  25,763
Adjustments to reconcile net (loss) earnings to net cash
  provided from operating activities:
  Depreciation and amortization............................    54,254      56,385      35,290
  Provision for uncollectible accounts receivable..........    11,905      12,698       8,111
  Reserve for settlements with third-party payors..........    27,400          --          --
  Loss (gain) on disposal of assets and other items........    13,774     (24,034)         --
  Loss on impairment of long-lived assets..................    38,173          --          --
  Deferred income taxes....................................   (12,848)     (6,378)      1,287
  Extraordinary loss on early retirement of debt...........       342       1,660      10,218
  Minority interests.......................................      (224)        648         833
Changes in assets and liabilities:
  Accounts receivable......................................     4,314     (28,181)    (30,917)
  Supplies, inventories and prepaid expenses...............       111      (3,819)     (1,793)
  Debt service trust funds.................................       100         291         216
  Accounts payable.........................................    (4,446)     (1,256)     (4,229)
  Accrued liabilities......................................   (33,263)     (1,566)     15,281
  Income taxes payable.....................................    (1,897)      2,195         624
  Current due to shareholder and affiliates................    (8,595)     13,773      (1,267)
                                                             --------   ---------   ---------
     Cash provided from operating activities...............    18,643      49,680      59,417
                                                             --------   ---------   ---------
INVESTING ACTIVITIES:
  Payments for acquisitions................................        --     (18,857)   (372,582)
  Payments for purchases of property and equipment.........   (25,330)    (59,120)    (57,686)
  Proceeds from sales of assets............................    48,522     238,611       3,300
  Income taxes paid on sale of pharmacy operations.........   (25,000)    (40,997)         --
  Changes in other non-current assets......................     1,692      (4,158)     (8,806)
                                                             --------   ---------   ---------
     Cash (used for) provided from investing activities....      (116)    115,479    (435,774)
                                                             --------   ---------   ---------
FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt.................    58,051      40,293     857,030
  Payments of long-term debt...............................   (75,606)   (208,816)   (515,566)
  Other long-term liabilities..............................    (4,959)      1,728       2,738
  Bank indebtedness........................................     5,895        (376)     (3,403)
  Payments of short-term borrowings........................        --          --      (6,000)
  Payments of dividends....................................        --          --      (1,639)
  Equity contribution from shareholder.....................        --       2,000      44,600
  Distribution of minority interests' earnings.............       (51)       (322)       (200)
                                                             --------   ---------   ---------
     Cash (used for) provided from financing activities....   (16,670)   (165,493)    377,560
                                                             --------   ---------   ---------
Increase (decease) in cash and cash equivalents............     1,857        (334)      1,203
Cash and cash equivalents, beginning of year...............     1,084       1,418         215
                                                             --------   ---------   ---------
Cash and cash equivalents, end of year.....................  $  2,941   $   1,084   $   1,418
                                                             ========   =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                       EXTENDICARE HEALTH SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

1. BUSINESS

     At December 31, 1999 the Company operated 192 skilled nursing facilities with capacity for 20,143 beds and 45 assisted living facilities with 1,912 units. Through its nursing centers, the Company provides nursing, rehabilitative, subacute and other specialized medical services and in the assisted living facilities the Company provides varying levels of assistance with daily living activities to residents.

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

a) Principles of Consolidation

     The consolidated financial statements include those of the Company and its subsidiaries and partnerships in which the Company has a controlling interest. All significant intercompany accounts and transactions with subsidiaries have been eliminated from the consolidated financial statements.

b) Cash Equivalents

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents for purposes of the consolidated statements of cash flows.

c) Accounts Receivable

     Accounts receivable are recorded at the net realizable value expected to be received from Federal and state assistance programs, other third-party payors or from individual patients. Receivables from government agencies represent the only concentrated group of credit risk for the Company.

     Management does not believe there are any credit risks associated with these government agencies other than possible funding delays. Accounts receivable other than from government agencies consist of receivables from various payors that are subject to differing economic conditions and do not represent any concentrated credit risks to the Company. Furthermore, management continually monitors and adjusts its allowances associated with these receivables.

d) Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation and amortization. Provisions for depreciation and amortization are computed using the straight-line method at rates based upon the following estimated useful lives:

Buildings......................   30 to 40 years
Furniture and equipment........   varying periods not exceeding 15 years
Leasehold improvements.........   the shorter of the term of the applicable leases or
                                  the useful life of the improvement

                       EXTENDICARE HEALTH SERVICES, INC.

                             (DOLLARS IN THOUSANDS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     Maintenance and repairs are charged to expense as incurred. When property or equipment is retired or disposed, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss is included in earnings.

     The Company has adopted the Statement of Position ("SOP") 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" and therefore capitalizes certain costs incurred in connection with developing or obtaining internal-use software. Approximately $782 and $289 of costs associated with internal-use software were capitalized during the years ended December 31, 1999 and 1998, respectively, and are being amortized over three years.

e) Goodwill and Other Intangible Assets

     Goodwill represents the cost of acquired net assets in excess of their fair market values. Amortization of goodwill and other intangible assets is computed using the straight-line method over a period of forty years in connection with the acquisitions of long-term care facilities. Other intangible assets, consisting of the costs of acquiring leasehold rights are deferred and amortized over the term of the lease including renewal options.

f) Long-Lived Assets

     The Company periodically assesses the recoverability of long-lived assets, including property and equipment, goodwill and other intangibles, when there are indications of potential impairment based on estimates of undiscounted future cash flows. The amount of any impairment is calculated by comparing the estimated fair market value, as determined by future cash flows or current market value, with the carrying value of the related asset. Management considers such factors as current results, trends and future prospects, in addition to other economic and regulatory factors, in performing this analysis.

g) Other Assets

     Direct loan origination costs are deferred and amortized over the life of the related debt using the effective interest method.

h) Investments

     Debt service trust funds and other investment holdings, which are comprised of fixed interest securities, equity securities, and liquid money market investments, are considered to be available-for-sale and accordingly, are reported at fair value. Fair values are based on quoted market prices. A decline in the market value of any security below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security.

     The Company has adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income," and therefore has reported comprehensive income, such as unrealized gains and losses, net of related tax effects, within accumulated other comprehensive income ("AOCI") as a separate component of shareholder's equity. The cost basis of the debt service trust funds approximates fair value. The 1999 loss and 1998 gain on the other investment holdings are reflected in other comprehensive income as ($3,277) and $187, respectively.

     Realized gains and losses for securities classified as available-for-sale are included in earnings and are derived using the specific identification method for determining the cost of securities sold. Dividend and interest income are recognized when earned.

                       EXTENDICARE HEALTH SERVICES, INC.

                             (DOLLARS IN THOUSANDS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
i) Derivative Financial Instruments

     The Company enters into interest rate swap agreements to reduce its exposure to market risks from changing interest rates. For interest rate swaps, the differential to be paid or received is accrued and recognized in interest expense and may change as market interest rates change. If a swap is terminated prior to its maturity, the gain or loss is recognized over the remaining original life of the swap if the item hedged remains outstanding, or immediately, if the item hedged does not remain outstanding. If the swap is not terminated prior to its maturity, but the underlying hedged item is no longer outstanding, the interest rate swap is marked to market and any unrealized gain or loss is recognized immediately.

j) Leases

     Leases that substantially transfer all of the benefits and risks of ownership of property to the Company, or otherwise meet the criteria for capitalizing a lease under generally accepted accounting principles, are accounted for as capital leases. An asset is recorded at the time a capital lease is entered into together with its related long-term obligation to reflect its purchase and financing. Property and equipment recorded under capital leases are depreciated on the same basis as previously described. Rental payments under operating leases are expensed as incurred.

k) Revenues

     Nursing center revenue results from the payment for services and products from Federal and state-funded cost reimbursement programs as well as private pay residents. Revenues are recorded in the period in which services and products are provided at established rates less contractual adjustments. Contractual adjustments include differences between the Company's established billing rates and amounts estimated by management as reimbursable under various reimbursement formulas or contracts in effect. Estimation differences between final settlements and amounts recorded in previous amounts are reported as adjustments to revenues in the period such settlements are determined.

l) Income Taxes

     Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

m) Earnings Per Common Share

     Earnings per common share are computed based on the weighted average number of shares outstanding during each period. The Company does not have a complex capital structure and therefore, only has basic earnings per share.

n) Reclassifications

     Certain reclassifications have been made to the 1998 and 1997 financial statements to conform to the 1999 presentation.

                       EXTENDICARE HEALTH SERVICES, INC.

                             (DOLLARS IN THOUSANDS)

3. NEW ACCOUNTING PRONOUNCEMENTS

     In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities," which is required to be adopted by the Company in fiscal year 2000. SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value will either be offset against the change in fair value of hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income ("AOCI") until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not anticipate that the adoption of SFAS No. 133 will have a significant effect on its consolidated financial statements.

     If this statement were adopted as of December 31, 1999, AOCI would reflect a gain of $1,405 based upon quoted market prices provided by the financial institutions which are counterparties to the swaps. Changes in the fair values of the stock and warrant holdings are reported in AOCI net of related deferred tax accruals as required under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

4. IMPAIRMENT OF LONG-LIVED ASSETS AND LOSS ON DISPOSAL OF ASSETS

     In response to the implementation of Medicare PPS, and increased costs resulting from changes in legislation, increased regulatory scrutiny and changes in the insurance marketplace, the Company adjusted its strategic plan to focus on its core nursing and assisted living center operations and divest itself of under-performing assets. As a result, the Company identified a number of assets for disposition and closure, reorganized its therapy operations, reduced its workforce, and analyzed its business for impairment issues.

Impairment of Long-Lived Assets

     The Company records impairment losses recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. In addition, once management has committed the organization to a plan for disposal, assets held for disposal are adjusted to the lower of the assets' carrying value and its fair value less costs to sell. Accordingly, management has estimated the future cash flows by each facility and reduced the carrying value to its estimated fair value, based upon its best estimate of what such facility or similar facilities in that state would sell for in the open market. Management believes it has the knowledge to make such estimates of open market sales prices based upon recent sales in the marketplace. In the fourth quarter, management determined the aggregate adjustment for impairment of goodwill, property and equipment was $38,173.

Loss on Disposal of Assets and Other Items

     In 1999, the Company sold nine nursing facilities and its home health operation for $62,313 resulting in a pre-tax loss of $36,978 and made a number of provisions for the closure of nursing facilities, additional costs related to the sale of non-core assets, and severance of non-essential personnel to result in an overall pre-tax loss of $42,774. The Company applied the net after-tax proceeds from these dispositions to reduce debt by approximately $44,800.

     Of the facilities sold, six were through the sale of a subsidiary in the fourth quarter, which resulted in a pre-tax loss of $35,886 and a current tax benefit of $29,000 relating to the recovery of prior years taxes. In two separate transactions, the Company sold three nursing facilities resulting in a pretax gain of $479. The Company sold its home health operation in the fourth quarter, which resulted in a loss of $1,571. In addition, the Company made a provision of $3,156 for the closure of two nursing facilities and two other nursing

                       EXTENDICARE HEALTH SERVICES, INC.

                             (DOLLARS IN THOUSANDS)

4. IMPAIRMENT OF LONG-LIVED ASSETS AND LOSS ON DISPOSAL OF ASSETS (CONTINUED) facilities for which notice has been given not to renew the leases upon their maturities in June 2000 and September 2000. A further provision of $2,640 was made for additional reserves related to the sale of non-core assets and severance of non-essential personnel.

     In 1998, the Company sold its pharmacy operation to Omnicare, Inc. for consideration valued at $258,031 which resulted in a pre-tax gain of $97,797. The consideration comprised of $250,000 of cash, 125,000 common shares of Omnicare and warrants to purchase 1,500,000 common shares of Omnicare at $48.00 per share. Goodwill and other intangible assets, including pharmacy contract rights, were reduced by $90,000 as part of the sale of the pharmacy operations. Revenue and net earnings of the pharmacy operations during 1998 were $76,786 and $3,458, respectively. The Company applied the net after-tax proceeds of the sale of $165,000 to debt reduction. Offsetting this gain was $3,260 in severance costs related to certain staff reductions and $1,200 of costs relating to the closing of a nursing facility.

5. ACQUISITIONS

     In 1998, the Company acquired the property and equipment of five nursing facilities and one assisted living facility, and the assets of four medical specialty services-related businesses for cash and the assumption of debt. The Company also added one nursing facility through an operating lease.

     In 1997, the Company acquired Arbor Health Care Company ("Arbor"), a company engaged in operating 31 nursing facilities for cash. The Arbor facilities included seven facilities which are leased under long-term operating leases. The acquisition of Arbor also included Arbor's institutional pharmacy and outpatient rehabilitation businesses. The Company also acquired the property and equipment of nine nursing facilities, two of which were previously leased by the Company, and the assets of seven medical specialty services-related businesses.

     The cost of the businesses and assets acquired in 1998 and 1997 was $22,587 and $497,332, respectively, and included the following:

                                                                               1997
                                                                        ------------------
                                                               1998      ARBOR      OTHER
                                                               ----      -----      -----
Consideration:
  Cash......................................................  $18,857   $336,497   $36,085
  Long-term debt assumed....................................    3,680    109,745    14,655
  Other.....................................................       50         --       350
                                                              -------   --------   -------
                                                              $22,587   $446,242   $51,090
                                                              =======   ========   =======
Net assets acquired:
  Net current assets (liabilities)..........................  $(1,481)  $ 13,634   $ 1,968
  Property and equipment....................................   20,697    227,064    43,542
  Goodwill and other identifiable intangible assets.........    1,638    227,587     5,989
  Other net assets..........................................    1,733     11,935      (409)
  Deferred taxes............................................       --    (33,978)       --
                                                              -------   --------   -------
                                                              $22,587   $446,242   $51,090
                                                              =======   ========   =======

     Prior to its acquisition by the Company, Arbor had recognized revenue and received payments for waiver requests outstanding of approximately $23,450, of which $5,044 and $9,310 were approved through December 31, 1998 and 1999, respectively. During 1998, the Company adjusted the amount of goodwill recorded

                       EXTENDICARE HEALTH SERVICES, INC.

                             (DOLLARS IN THOUSANDS)

5. ACQUISITIONS (CONTINUED)
relating to the Arbor acquisition by $9,121, which is net of deferred taxes of $6,475. These adjustments were due primarily to available new information regarding estimated Medicare settlement balances.

     Acquisitions in 1998 and 1997 have been accounted for using the purchase method and, accordingly, the results of the acquired operations are included in the accompanying consolidated financial statements since their dates of acquisition.

6. PROPERTY AND EQUIPMENT

     Property and equipment and related accumulated depreciation and amortization as of December 31 is as follows:

                                                             1999       1998
                                                             ----       ----
Land and land improvements...............................  $ 54,935   $ 59,268
Buildings and improvements...............................   643,507    672,852
Furniture and equipment..................................   111,107    120,411
Leasehold improvements...................................    20,710     20,275
Construction in progress.................................     4,770     33,296
                                                           --------   --------
                                                            835,029    906,102
Less accumulated depreciation and amortization...........   224,686    205,961
                                                           --------   --------
                                                           $610,343   $700,141
                                                           ========   ========

     Interest is capitalized in connection with the construction of facilities and is amortized over the estimated useful life of the facilities. Interest capitalized in 1999, 1998 and 1997 was $301, $1,099 and $825, respectively.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill and other intangible assets, net of related amortization, consisted of the following at December 31:

                                                             1999       1998
                                                             ----       ----
Goodwill, net.............................................  $78,836   $142,349
Leasehold rights, net.....................................    8,307      9,621
                                                            -------   --------
                                                            $87,143   $151,970
                                                            =======   ========

     Accumulated amortization of goodwill and other intangible assets as of December 31, 1999 and 1998 was $10,587 and $8,604, respectively.

                       EXTENDICARE HEALTH SERVICES, INC.

                             (DOLLARS IN THOUSANDS)

8. OTHER ASSETS

     Other assets consisted of the following at December 31:

                                                               1999      1998
                                                               ----      ----
Non-current settlement of accounts receivable from Medicare
  and Medicaid programs, less reserve of $27,400 in 1999
  (see Note 12).............................................  $15,532   $20,000
Deferred financing costs, net...............................   11,133    12,276
Note receivable.............................................    4,000        --
Indemnification escrow......................................    3,700        --
Shares held for investment..................................    1,500     4,344
Warrants held for investment................................    1,381     4,000
Security deposits...........................................    1,532     3,972
Debt service and capital expenditure trust funds............    1,117     3,151
Other.......................................................    3,280     6,691
                                                              -------   -------
                                                              $43,175   $54,434
                                                              =======   =======

     Accumulated amortization of deferred financing costs as of December 31, 1999 and 1998 was $6,166 and $4,384, respectively.

9. BANK INDEBTEDNESS, LINES OF CREDIT AND LONG-TERM DEBT

     Long-term debt consisted of the following at December 31:

                                                                1999       1998
                                                                ----       ----
Tranche A Term Loan.........................................  $ 61,679   $ 96,990
Tranche B Term Loan.........................................    88,634    115,654
Senior Subordinated Notes...................................   200,000    200,000
Revolving credit facilities at variable interest rates......   121,000     77,000
Industrial Development Bonds, variable interest rates
  ranging from 4.15% to 8.50%, maturing through 2014,
  secured by certain facilities.............................    39,860     40,505
Promissory notes payable, interest rates ranging from 3.0%
  to 10.0%, maturing through 2008...........................     7,417      8,315
Mortgages, interest rates ranging from 7.25% to 13.61%
  maturing through 2010.....................................     8,736      9,093
Other, primarily capital lease obligations..................     2,829        191
                                                              --------   --------
                                                               530,155    547,748
Less current maturities.....................................    21,705     20,647
                                                              --------   --------
                                                              $508,450   $527,101
                                                              ========   ========

     The Company entered into a syndicated bank credit agreement (the "Credit Facility") dated November 26, 1997 that provided the Company with senior secured credit facilities of up to $800,000. The Credit Facility initially consisted of a six-year revolving credit facility (the "Revolving Credit Facility") under which up to an aggregate principal amount of $200,000 is available for borrowing, a six-year $200,000 term loan (the "Tranche A Term Loan"), a seven year $200,000 term loan (the "Tranche B Term Loan") and a six-year loan of up to $200,000 (the "Tranche C Loan"). Borrowings from the Credit Facility were used to complete the acquisition of Arbor (see Note 4), to pay transaction costs related thereto, and to refinance certain

                       EXTENDICARE HEALTH SERVICES, INC.

                             (DOLLARS IN THOUSANDS)

9. BANK INDEBTEDNESS, LINES OF CREDIT AND LONG-TERM DEBT (CONTINUED) indebtedness of the Company and Arbor. Amounts borrowed under the Tranche C Loan were subsequently repaid with the proceeds from the Company's offering of $200,000 9.35% Senior Subordinated Notes due 2007 (the "Senior Subordinated Notes"). The Credit Facility replaced a credit agreement and other lines of credit available to the Company during 1997.

     In the second quarter of 1999, the Company renegotiated specific terms in the Credit Facility and as part of the agreement, the Company waived its right to $25,000 of the Revolving Credit Facility. On March 16, 2000, the Company negotiated specific terms in the Credit Facility relating to the accounting of general provisions for Medicare settlements and non-cash provisions for general and professional liability claims.

     The Company is required to make mandatory prepayments of principal upon the occurrence of certain events, such as certain asset sales and certain issuances of securities and is permitted to make voluntary prepayments at any time. Such prepayments may, under certain conditions, reduce the amounts available to be borrowed under the Credit Facility.

     The Company incurred a charge to earnings in 1999 from the write-off of unamortized debt issuance costs incurred in connection with the reduction of Tranche A and Tranche B borrowings resulting from proceeds of the sale of the home health operations and nine nursing facilities. Similarly in 1998, the Company incurred a charge to earnings from the write-off of unamortized debt issuance costs resulting from application of proceeds of the sale of the pharmacy operations to Tranche A and B borrowings, and in 1997, the Company incurred a charge to earnings from the write-off of unamortized debt issuance costs and debt prepayment penalties incurred in connection with the refinancing of its debt. The extraordinary loss realized after income taxes totaled $342, $1,660 and $10,218 in 1999, 1998 and 1997, respectively.

     Borrowings outstanding under the Revolving Credit Facility at December 31, 1999 totaled $121,000. Up to $75,000 of the Revolving Credit Facility is available for the issuance of standby letters of credit of which $35,511 were outstanding at December 31, 1999. The standby letters of credit outstanding generally secure debt outstanding, primarily the Industrial Revenue Bonds. At December 31, 1999 the unused portion of the Revolving Credit Facility available for working capital and general corporate purposes was $18,489.

     The Revolving Credit Facility, the Tranche A Term Loan and the Tranche B Term Loan bear interest at the Company's option at rates equal to the prime rate or LIBOR plus applicable margins depending upon the Company's leverage ratios. Applicable margins at December 31, 1999 under the Revolving Credit Facility and Tranche A Term Loan were 2.00% for prime rate loans and 2.75% for LIBOR based borrowings. The applicable margin at December 31, 1999 under the Tranche B Term Loan was 2.75% for prime rate borrowings and 3.00% for LIBOR based borrowings. The average interest rate outstanding for the Revolving Credit Facility, Tranche A Term Loan and Tranche B Term Loan at December 31, 1999 was 8.92%, 8.86% and 9.12%, respectively. The weighted average interest rate was 7.79% and 7.66% for amounts outstanding on the Revolving Credit Facility during 1999 and 1998, respectively. The average interest rate at December 31, 1999 and 1998 for all outstanding debt was 8.59% and 7.98%, respectively. The Company pays a commitment fee on the unused portion of the Credit Facility at an annual rate of
 .375%.

     Borrowings under the Credit Facility are secured by the pledge of outstanding shares of common stock and various assets of the Company and each of its existing and future domestic subsidiaries. The Credit Facility contains a number of covenants including among others, restrictions on the payment of dividends and redemption of the Company's common stock, as well as financial covenants, including fixed charge coverage, debt leverage, and net worth ratios.

                       EXTENDICARE HEALTH SERVICES, INC.

                             (DOLLARS IN THOUSANDS)

9. BANK INDEBTEDNESS, LINES OF CREDIT AND LONG-TERM DEBT (CONTINUED)
     The Revolving Credit Facility matures on December 31, 2003, at which time all outstanding borrowings are due. The Tranche A Term Loan matures on December 31, 2003 and the Tranche B Term Loan matures on December 31, 2004, and are payable in quarterly installments as follows:

                                                            TRANCHE A   TRANCHE B
                                                            ---------   ---------
2000......................................................   $12,761     $   904
2001......................................................    14,888         904
2002......................................................    17,015         905
2003......................................................    17,015         905
2004......................................................        --      85,016
                                                             -------     -------
                                                             $61,679     $88,634
                                                             =======     =======

     The Subordinated Notes are unsecured senior subordinated obligations of the Company subordinated in right of payment to all existing and future senior indebtedness of the Company, which includes all borrowings under the Credit Facility as well as all indebtedness not refinanced by the Credit Facility. The Senior Subordinated Notes mature on December 15, 2007. Interest on the Senior Subordinated Notes is payable semi-annually.

     The Company is a party to several interest rate swap agreements to reduce the impact of changes in interest rates on certain of its floating rate long-term debt. The first agreement, entered into in 1995, effectively changes the Company's interest rate exposure on $32,000 of floating rate Industrial Development Bonds due in 2014 to a fixed rate of 4.155% through October, 2000. During 1998, the Company entered into five agreements (each $50,000 of notional value) with three banks which effectively changes the interest rates on LIBOR based borrowings to fixed rates ranging from 5.53% to 5.84% plus applicable margins, for periods over three to seven years.

     In 1999, the Company terminated three agreements (each $50,000 in notional value) reducing its hedging period from seven to four years. The first two of these terminations were disposed of at no cost or material gain to the Company. The third termination resulted in a cash payment to the Company of $290 which is being amortized over the term of the underlying credit agreement. The differential between the fixed rates and the variable rate interest to be paid or received will be accrued as interest rates change and recognized over the life of the agreement. The Company may be exposed to credit loss in the event of non-performance by the banks under the swap agreements but does not anticipate such non-performance.

     Principal payments on long-term debt due within the next five years and thereafter are as follows:

2000........................................................   $ 21,705
2001........................................................     18,645
2002........................................................     20,465
2003........................................................    140,035
2004........................................................     85,275
After 2004..................................................    244,030
                                                               --------
                                                               $530,155
                                                               ========

     Interest paid in 1999 and 1998 was $49,534 and $55,397, respectively. Interest paid in 1997 was $25,297 which included financing costs totaling $1,500 incurred for the Tranche C financing in connection with the acquisition of Arbor.

                       EXTENDICARE HEALTH SERVICES, INC.

                             (DOLLARS IN THOUSANDS)

10. ACCRUED LIABILITIES

     Accrued liabilities consisted of the following at December 31:

                                                             1999       1998
                                                             ----       ----
Salaries and wages, fringe benefits and payroll taxes.....  $42,890   $ 49,868
Worker's compensation.....................................   11,410     15,836
Medicaid and Medicare programs............................    7,628     19,996
Real estate and other taxes...............................    5,669      6,091
Indemnification escrow....................................    3,700         --
Interest..................................................    3,474      2,985
Reserves for facility closures............................    2,131      1,200
Other.....................................................   19,624     20,774
                                                            -------   --------
                                                            $96,526   $116,750
                                                            =======   ========

11. OTHER LONG-TERM LIABILITIES

     Other long-term liabilities consisted of the following at December 31:

                                                               1999     1998
                                                               ----     ----
Deferred compensation.......................................  $7,741   $12,555
Other.......................................................     710       855
                                                              ------   -------
                                                              $8,451   $13,410
                                                              ======   =======

     The Company maintains an unfunded deferred compensation plan offered to all corporate employees defined as highly compensated by the Internal Revenue Service Code in which participants may defer up to 10% of their base salary. The Company will match up to 50% of the amount deferred. The Company also maintains non-qualified deferred compensation plans covering certain executive employees. Expense incurred for Company contributions under such plans were $565, $897 and $1,325 in 1999, 1998 and 1997, respectively. The liability for the deferred compensation plan is recorded in other long-term liabilities.

     The Company maintains defined contribution retirement 401(k) savings plans which are made available to substantially all of the Company's employees. The Company pays a matching contribution of 17% to 25% of every qualifying dollar contributed by plan participants, net of any forfeitures. Expenses incurred by the Company related to the 401(k) savings plans were $1,041, $1,776, and $1,094 in 1999, 1998 and 1997, respectively.

12. REVENUES

     The Company derived approximately 63%, 65% and 67% of its revenues in 1999, 1998 and 1997, respectively, from services provided under various Federal (Medicare) and state (Medicaid) medical assistance programs. For each participating facility, differences between estimated revenues to be derived under third-party payor programs and amounts received as payments are reflected as accounts receivable in such cases when estimated revenues are greater than interim payments and as accrued liabilities when interim payments have exceeded revenues that the Company ultimately expects to be realized. Accounts receivable at December 31, 1999 and 1998, which are expected to be substantially collected within one year, include estimated settlements from third-party payors of $11,795 and $6,894, respectively.

                       EXTENDICARE HEALTH SERVICES, INC.

                             (DOLLARS IN THOUSANDS)

12. REVENUES (CONTINUED)

a) Balanced Budget Act and the Prospective Payment System

     The Balanced Budget Act ("BBA"), signed into law on August 5, 1997, made numerous changes to the Medicare and Medicaid programs. With respect to the Medicare program, the BBA established a Prospective Payment System ("PPS") for nursing center funding. All of the Corporation's nursing facilities were funded under the provisions of the BBA during 1999. The PPS establishes a Federal per diem rate for virtually all covered services and the provisions of the BBA provided that for facilities in operation prior to 1996, the Federal per diem rate would be phased in over a three year period. In November 1999, the Balanced Budget Relief Act was passed to allow each facility to apply to adopt the full Federal rate effective January, 1, 2000 or to continue to phase in to the Federal rate over the next two years.

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

b) Prior to Balanced Budget Act

     Prior to 1999, the Company was able to apply to recover incremental costs associated with care for Medicare patients where these costs exceeded regional reimbursement limits established by Medicare. As of December 31, 1999, the Company had outstanding formal waiver requests relating to 1998 for 124 facilities. In prior years, action was required by the Health Care Financing Administration ("HCFA") on such requests. A new rule which is now in effect allows the Fiscal Intermediary ("FI") to approve the waiver requests without HCFA approval. All of the formal waiver requests for years prior to 1998 have been approved by the FI. The Company recorded $2,026 and $4,109 as revenue in 1998 and 1997, respectively relating to waiver requests for prior years, as well as the Company's approval experience realized to date. In view of such approval experience for the prior years, the Company recorded in 1998 and 1997, revenues of $16,985 and $4,361, respectively, related to waiver requests anticipated to be filed for those years.

c) Provision for Outstanding Medicare Receivable

     In the normal course of business, the Company has ongoing discussions with its FI regarding the treatment of various items related to prior years' cost reports. The FI has notified the Company of several adjustments for services rendered in 1995 through 1998. The Company disagrees with the adjustments and is currently in discussions with the FI.

     Differences in opinions regarding cost report methodologies between the Company and the FI can be settled through a formal appeal process. The Company has filed one appeal and is in the process of filing others. Though the Company remains confident of winning these appeals, the first of which is in April, 2000, the Company recorded a $27,400 general reserve as a reduction of revenue for items in dispute with the FI and items under appeal or to be appealed through the Provider Reimbursement Review Board. Other adjustments relating to prior years' estimated settlements, including Medicare waiver requests set out above, increased revenues by $1,859, $5,482 and $6,326 in 1999, 1998, and 1997,
respectively.

                       EXTENDICARE HEALTH SERVICES, INC.

                             (DOLLARS IN THOUSANDS)

13. LEASE COMMITMENTS

     The Company at December 31, 1999 was committed under non-cancelable operating leases requiring future minimum rentals as follows:

2000........................................................   $14,525
2001........................................................     9,641
2002........................................................     7,724
2003........................................................     6,284
2004........................................................     5,715
After 2004..................................................    43,088
                                                               -------
Total minimum payments......................................   $86,977
                                                               =======

     Operating lease costs were $18,806, $15,895 and $10,213 in 1999, 1998 and 1997, respectively. These leases expire on various dates extending to the year 2012 and in many cases contain renewal options.

14. COMMITMENTS AND CONTINGENCIES

Capital Expenditures

     The Company as of December 31, 1999 had capital expenditure purchase commitments outstanding of approximately $3,555.

Reimbursement

     The Company is unable to predict whether the Federal or any state government will adopt changes in their reimbursement systems, or if adopted and implemented, what effect such initiatives would have on the Company. Limitations on Medicare and Medicaid reimbursement for health care services are continually proposed. Changes in applicable laws and regulations could have an adverse effect on the levels of reimbursement from governmental, private, and other sources.

Insurance

     The Company insures against property, general and professional liability risks which are subject to specified deductible and retention amounts, and limits of liability which change based upon arrangements made with insurance carriers based upon claims experience and the prevailing insurance market. Such changes can impact the costs incurred by the Company.

Litigation

     The Company and its subsidiaries are defendants in actions brought against them from time to time in connection with their operations. While it is not possible to estimate the final outcome of the various proceedings at this time, such actions generally are resolved within amounts provided.

     The U.S. Department of Justice and other Federal agencies are increasing resources dedicated to regulatory investigations and compliance audits of health-care providers. The Company is diligent to these regulatory efforts. The Corporation is currently unaware of any regulatory matters which could have a material adverse effect on the Corporation's financial position or results of operations.

                       EXTENDICARE HEALTH SERVICES, INC.

                             (DOLLARS IN THOUSANDS)

15. TRANSACTIONS WITH SHAREHOLDER AND AFFILIATES

     The Company is an indirect wholly-owned subsidiary of Extendicare Inc. ("Extendicare"), a Canadian publicly-held Company. The following is a summary of the Company's transactions with Extendicare and its affiliates in 1999, 1998 and 1997:

Insurance

     The Company insures certain risks with affiliated insurance subsidiaries of Extendicare. The cost of general and professional liability premiums was the most significant insurance expense charged to the Company by the affiliates. In 1999 and 1998, the premiums charged to the Company for this general and professional liability coverage increased significantly, due to the adverse claims development experienced by the affiliates. Consequently, effective January 1, 2000, the Company's per claim retained risk increased significantly, which could have a material effect on the future operating results and liquidity of the Company. The consolidated statements of net earnings for 1999, 1998 and 1997 include expenses of $13,912, $5,313 and $189, respectively. These figures are net of favorable actuarial adjustments for prior years under its retroactively-rated workers' compensation coverage in the amounts of $1,900, $2,243 and $5,054 in 1999, 1998 and 1997, respectively.

Leases

     In 1999, the Company entered into a capital lease relating to computer equipment with an affiliated subsidiary of Extendicare. The 1999 consolidated statement of operations for 1999 includes interest expense of $319 related to this lease. The capital lease requires monthly lease payments of $70 through October, 2002 at an interest rate of 10%.

Other Payables

     The Company at December 31, 1999 and 1998 had a non-interest bearing payable to a subsidiary company of Extendicare of $3,484 with no specific due date.

Due to Shareholders and Affiliates

     The net current due to (from) shareholder and affiliates as of December 31, 1999 and 1998 were $(32,404) and $37,416, respectively. Transactions affecting these accounts were general and professional liability insurance charges and accrued liability claims from an affiliate in 1999, fees charged in conjunction with the pharmacy sale in 1998, and charges (payments) from (to) shareholder and affiliates for income taxes in each of the three years.

Capital Transactions

     Extendicare made a cash equity contribution in the amount of $2,000 to the Company during 1998.

     Affiliates of the Company during 1997 contributed certain net assets at book value, which approximated fair value, totaling $10,836 to the Company. The net assets contributed included land and a building held for sale of $3,683. The remaining $7,153 consisted primarily of land and buildings relating to two assisted living facilities.

16. INCOME TAXES

     The Company's results of operations are included in the consolidated Federal tax return of its U.S. parent company. Accordingly, Federal current and deferred income taxes payable are transferred to the Company's

                       EXTENDICARE HEALTH SERVICES, INC.

                             (DOLLARS IN THOUSANDS)

16. INCOME TAXES (CONTINUED)
parent company. The provisions for income taxes have been calculated as if the Company were a separately taxed entity for each of the periods presented in the accompanying consolidated financial statements.

     The income tax expense (benefit) on earnings (losses) before extraordinary items consists of the following the year ended December 31:

                                                     1999      1998      1997
                                                     ----      ----      ----
Federal:
  Current........................................  $(42,729)  $69,814   $16,951
  Deferred.......................................    (9,225)   (2,709)    1,180
                                                   --------   -------   -------
          Total Federal..........................   (51,954)   67,105    18,131
State
  Current........................................     2,736    13,482     4,098
  Deferred.......................................    (3,623)     (907)      107
                                                   --------   -------   -------
          Total State............................      (887)   12,575     4,205
                                                   --------   -------   -------
Total............................................  $(52,841)  $79,680   $22,336
                                                   ========   =======   =======

     The differences between the effective tax rates on earnings before provision for income taxes and the United States Federal income tax rate are as follows:

                                                   1999       1998       1997
                                                   ----       ----       ----
Statutory Federal income tax rate..............      35.0%      35.0%      35.0%
Increase (reduction) in tax rate resulting
  from:
  State income taxes, net of Federal income tax
     benefit...................................       0.4        7.5        4.6
  Goodwill and other items.....................      (1.5)      30.8        0.1
  Impairment of long-lived assets..............      (6.8)        --         --
  Recovery of prior year's taxes...............      19.1         --         --
  Work opportunity credit......................       0.5       (0.6)      (0.7)
  Other, net...................................      (3.8)       0.3       (1.2)
                                                 --------   --------   --------
Effective tax rate.............................      42.9%      73.0%      37.8%
                                                 ========   ========   ========

                       EXTENDICARE HEALTH SERVICES, INC.

                             (DOLLARS IN THOUSANDS)

16. INCOME TAXES (CONTINUED)
     The components of the net state deferred tax assets and liabilities as of December 31 are as follows:

                                                              1999      1998
                                                              ----      ----
Deferred tax assets:
  Employee benefit accruals................................  $ 2,530   $ 1,685
  Accounts receivable reserves.............................    4,043     1,826
  Other assets.............................................    3,687     1,152
                                                             -------   -------
          Total deferred tax assets........................   10,260     4,663
Deferred tax liabilities:
  Depreciation.............................................    9,658     9,348
  Goodwill.................................................      291       212
  Leasehold rights.........................................      413       487
  Miscellaneous............................................      854     1,289
                                                             -------   -------
          Total deferred tax liabilities...................   11,216    11,336
                                                             -------   -------
          Net deferred tax liability.......................  $   956   $ 6,673
                                                             =======   =======

     The Company paid state income taxes of $4,853, $9,397 and $3,473 in 1999, 1998 and 1997, respectively. The Company also made payments for Federal income taxes to its U.S. parent of $24,487, $40,285 and $17,339 in 1999, 1998 and 1997,
respectively.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. Management has considered the scheduled reversal of deferred tax liabilities in making this assessment and believes it is more likely than not the Company will realize the benefits of these deductible differences.

17. USE OF ESTIMATES, UNCERTAINTIES AND CERTAIN SIGNIFICANT RISKS

     The following information is provided in accordance with the AICPA Statement of Position No. 94 -- 6, "Disclosure of Certain Significant Risks and Uncertainties." The Company has a substantial level of indebtedness and, as a result, significant debt service obligations totaling $530,155 in borrowings at December 31, 1999, which represented 64.3% of total capitalization. The degree to which the Company is leveraged could have important consequences, including, but not limited to the following:

     - A substantial portion of the Company's cash flow from operations will be dedicated to the payment of principal and interest on the Company's indebtedness, thereby reducing the funds available for other purposes;

     - The Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other purposes may be limited;

     - The Company's debt agreements establish minimum net worth requirements and/or limit the Company's ability to incur additional indebtedness, to enter into other financial transactions, or pay dividends;

                       EXTENDICARE HEALTH SERVICES, INC.

                             (DOLLARS IN THOUSANDS)

17. USE OF ESTIMATES, UNCERTAINTIES AND CERTAIN SIGNIFICANT RISKS (CONTINUED)
     - The Company's degree of leverage may make it more vulnerable to industry downturns and less competitive in responding to changing business and industry conditions and may limit the Company's ability to pursue other business opportunities, to finance the Company's future operations or capital needs, and to implement its business strategy; and

     - Certain of the Company's borrowings are and will continue to be at variable rates of interest, which exposes the Company to the risk of higher interest rates.

     The Company expects to satisfy the required payments of principal and interest on indebtedness from cash flow from operations. However, the Company's ability to generate sufficient cash flows from operations depends on a number of internal and external factors, including factors beyond the Company's control such as prevailing industry conditions. There can be no assurances that cash flow from operations will be sufficient to enable the Company to service its debt and meet other obligations. If such cash flow is insufficient, the Company may be required to refinance and/or restructure all or a portion of its existing debt, to sell assets or to obtain additional financing. The Company anticipates full recovery for prior year taxes by the third quarter of 2000 which is subject to a normal filing and review process by the Internal Revenue Service. The cash recovery of these taxes is currently reflected within financial covenant calculations until the third quarter of 2000, which if delayed could impair the Company's ability to comply with its financial covenants.

18. DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

     The estimated fair values of the Company's financial instruments at December 31 are as follows:

                                                             1999                    1998
                                                     ---------------------   ---------------------
                                                     CARRYING   ESTIMATED    CARRYING   ESTIMATED
                                                      VALUE     FAIR VALUE    VALUE     FAIR VALUE
                                                     --------   ----------   --------   ----------
Non-current accounts receivable....................  $ 15,532    $ 13,494    $ 20,000    $ 15,232
Other assets.......................................    17,728      17,707      20,274      20,218
Interest rate swaps................................        --       1,405          --      (7,302)
Long-term debt.....................................   530,155     500,024     547,748     562,483
Deferred compensation..............................     7,741       7,741      12,555      12,555
Other long-term liabilities........................       710         710         855          --
Long-term due to affiliate.........................     3,484       3,484       3,484       3,484

     The carrying values of accounts receivable approximate fair values due to their short maturities with the exception of certain settlement receivables from third-party payors which are anticipated to be collected beyond one year. The fair value of these settlement receivables are estimated based on discounted cash flows at management's estimated current borrowing rates.

     Other assets consist of debt service and capital expenditure trust funds and other financial instruments, the fair values of which are estimated based on market prices from the same or similar issues of the underlying investments.

     The fair value of the interest rate swaps from various financial institutions is based on the quoted market prices as provided by the financial institutions which are counterparties to the swaps.

     The fair value of long-term debt is estimated based on approximate borrowing rates currently available to the Company for debt equal to the existing debt maturities. For other long-term liabilities, principally refundable escrows, it is not practicable to estimate fair value.

                       EXTENDICARE HEALTH SERVICES, INC.

                             (DOLLARS IN THOUSANDS)

19. SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of the quarterly results of operations for the years ended December 31, 1999 and 1998.

                                                                            1999
                                                   ------------------------------------------------------
                                                     1ST        2ND        3RD        4TH        TOTAL
                                                     ---        ---        ---        ---        -----
Total revenues...................................  $241,541   $249,131   $252,466   $224,447   $  967,585
                                                   ========   ========   ========   ========   ==========
Loss on impairment of assets.....................  $     --   $     --   $     --   $(38,173)  $  (38,173)
Gain (loss) on sale of operations and other
  items..........................................        --        276     (1,750)   (41,300)     (42,774)
Loss before provision for income taxes, minority
  interests and extraordinary items..............    (8,516)    (4,918)      (794)  (108,952)    (123,180)
Provision (benefit) for income taxes.............    (2,708)    (1,656)       859    (49,336)     (52,841)
                                                   --------   --------   --------   --------   ----------
Loss before minority interests and extraordinary
  items..........................................    (5,808)    (3,262)    (1,653)   (59,616)     (70,339)
Minority interests...............................        15          6         47        156          224
                                                   --------   --------   --------   --------   ----------
Loss before extraordinary items..................    (5,793)    (3,256)    (1,606)   (59,460)     (70,115)
Extraordinary items..............................        --         --         --       (342)        (342)
                                                   --------   --------   --------   --------   ----------
Net loss.........................................    (5,793)    (3,256)    (1,606)   (59,802)     (70,457)
                                                   ========   ========   ========   ========   ==========
Loss per common share:
  Net loss.......................................  $     (6)  $     (4)  $     (1)  $    (63)  $      (74)
                                                   ========   ========   ========   ========   ==========

                                                                            1998
                                                   ------------------------------------------------------
                                                     1ST        2ND        3RD        4TH        TOTAL
                                                     ---        ---        ---        ---        -----
Total revenues...................................  $292,372   $291,134   $289,950   $266,979   $1,140,435
                                                   ========   ========   ========   ========   ==========
Gain (loss) on sale of operations and other
  unusual
  items..........................................  $     --   $     --   $ 94,537   $ (1,200)  $   93,337
Income (loss) before provision for income taxes,
  minority interests and extraordinary items.....     4,000      6,006    100,399     (1,153)     109,252
Provision for income taxes.......................     1,880      3,375     74,279        146       79,680
                                                   --------   --------   --------   --------   ----------
Income (loss) before minority interests and
  extraordinary items............................     2,120      2,631     26,120     (1,299)      29,572
Minority interests...............................      (213)      (330)      (217)       112         (648)
                                                   --------   --------   --------   --------   ----------
Income (loss) before extraordinary items.........     1,907      2,301     25,903     (1,187)      28,924
Extraordinary items..............................        --         --     (1,660)        --       (1,660)
                                                   --------   --------   --------   --------   ----------
Net income (loss)................................     1,907      2,301     24,243     (1,187)      27,264
                                                   ========   ========   ========   ========   ==========
Income (loss) per common share:
  Before extraordinary items.....................         2          2         28         (1)          31
  Extraordinary items............................        --         --         (2)        --           (2)
                                                   --------   --------   --------   --------   ----------
  Net income (loss)..............................  $      2   $      2   $     26   $     (1)  $       29
                                                   ========   ========   ========   ========   ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the names, ages and positions of certain key executive officers of Extendicare, effective March 1, 2000:

NAME                                                          POSITION                           AGE
----                                                          --------                           ---
Dr. Joy D. Calkin....................  Deputy Chairman and Chief Executive Officer               61
Mel A. Rhinelander...................  President and Chief Operating Officer                     49
Mark W. Durishan.....................  Vice President, Finance and Chief Financial Officer       51

DIRECTORS AND EXECUTIVE OFFICERS

     Set forth below are the names, positions and ages of the directors and executive officers of the Company effective March 1, 2000:

Dr. Joy D. Calkin....................  Director and Chairman                                      61
Mel A. Rhinelander...................  Chief Executive Officer and Director                       49
John G. McLaughlin...................  President and Chief Operating Officer                      52
Richard L. Bertrand..................  Senior Vice President, Planning and Development            51
Roch Carter..........................  Vice President, General Counsel and Assistant Secretary    60
Mark W. Durishan.....................  Vice President, Chief Financial Officer, Treasurer and     51
                                       Director
Douglas J. Harris....................  Vice President and Controller                              44
Walter A. Levonowich.................  Vice President, Accounting                                 43
Timothy J. Murphy....................  Vice President and Assistant Secretary                     37
L. William Wagner....................  Vice President                                             51

     The respective terms of office of the directors of the Company are for three years and until their respective successors are elected. All executive officers of Extendicare and the Company serve at the discretion of the respective board of directors of such corporations.

     DR. JOY D. CALKIN joined Extendicare in 1995 as a member of the Board of Directors. In August 1997, Dr. Calkin was appointed President and Chief Executive Officer of Extendicare and in August 1999, she relinquished her title as President and was appointed Deputy Chairman. In January 1998, Dr. Calkin was appointed Director and Chairman of the Company. Prior to her appointment with Extendicare, Dr. Calkin was Vice President and Provost of the University of Calgary. She was also a professor in the Faculty of Nursing, specializing in health systems management and design as well as pediatric nursing. Dr. Calkin received her Ph.D. in Health Services Administration and is widely published in the healthcare field. Dr. Calkin has over 30 years of healthcare experience.

     MEL A. RHINELANDER has been with Extendicare for 22 years. In August 1999 he was appointed President and Chief Operating Officer of Extendicare. Mr. Rhinelander has been an officer of the Company since 1989 and a Director since 1998. In December 1999, he was appointed Chief Executive Officer of the Company. In addition, he serves as Chief Executive Officer of Extendicare (Canada) Inc.

     JOHN G. MCLAUGHLIN joined the Company in 1999 as President. Prior to his appointment with the Company, Mr. McLaughlin served as President of Extendicare, and had previously served in a number of roles since joining Extendicare in 1984. Mr. McLaughlin has over 27 years of experience in the healthcare industry.

     RICHARD L. BERTRAND joined the Company in 1995 as Senior Vice President. Mr. Bertrand has been with Extendicare in various financial capacities, including Senior Vice President, since 1976.

     ROCH CARTER joined the Company in 1974 as Legal Counsel. In 1985 he was appointed General Counsel and in January 1998, he was appointed Vice President, General Counsel and Secretary. Mr. Carter was formerly an attorney with the United States Attorney's office in Milwaukee. Mr. Carter was also an attorney with the City of Milwaukee and was in practice with Young and McManus, S.C. Mr. Carter has over 26 years experience in healthcare law and practice.

     MARK W. DURISHAN joined Extendicare and the Company in August 1999 in his current position. Prior to joining Extendicare, Mr. Durishan served Blue Cross and Blue Shield of Minnesota as Senior Vice-President for Finance and Operations from 1995 to 1998, and from 1991 to 1995, held the position of Chief Financial Officer of Graduate Health System of Philadelphia, a healthcare corporation encompassing seven hospitals, a 100,000-member HMO, a captive insurance company and a home health agency. During his career, Mr. Durishan was a partner at Coopers & Lybrand responsible for the Philadelphia and Washington healthcare consulting offices. Mr. Durishan has over 30 years experience in the healthcare industry.

     DOUGLAS J. HARRIS joined the Company in December 1999 in his current position. Mr. Harris has been with Extendicare since 1981, where he had various financial capacities, and was more recently the Managing Director of Extendicare (U.K.) Limited for the period 1994 through 1999. Prior to joining Extendicare, Mr. Harris was an audit supervisor with KPMG.

     WALTER A. LEVONOWICH has been with the Company since 1987 in various financial capacities. In 1998, Mr. Levonowich was appointed Vice President, Accounting.

     TIMOTHY J. MURPHY joined the Company in 1991 as Corporate Counsel. In 1995, Mr. Murphy was appointed Assistant General Counsel and promoted to Deputy General Counsel and Assistant Secretary in 1998. In January, 2000 he was appointed Vice President of the Company. Prior to joining the Company, Mr. Murphy was in practice with Foley & Lardner.

     L. WILLIAM WAGNER joined the Company in 1987 as Vice President of Human Resources. Prior to that he served as Vice President of Human Resources for ARA Living Centers and Director of Personnel for General Foods Corp. Mr. Wagner has 16 years of experience in healthcare and over 22 years of human resources experience.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF NAMED EXECUTIVE OFFICERS

     The summary Compensation Table details compensation information for the three fiscal years ended December 31, 1999 for each of the Chief Executive Officer and the four other most highly compensated executive officers and one former executive officer (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE
                 (AMOUNTS IN U.S. DOLLARS, EXCEPT WHERE NOTED)

                                                                                           LONG-TERM
                                                     ANNUAL COMPENSATION                  COMPENSATION
                                         -------------------------------------------   ------------------
NAME AND PRINCIPAL                                                    OTHER ANNUAL         SECURITIES          ALL OTHER
POSITION WITH THE                 YEAR     SALARY         BONUS      COMPENSATION(1)   UNDERLYING OPTIONS   COMPENSATION(2)
     COMPANY                      ($)        ($)           ($)             ($)                (#)                 ($)
------------------                ----     ------         -----      ---------------   ------------------   ---------------
M.A. Rhinelander(3).............  1999       225,000            --              --           50,000                3,654
President and Chief Operating     1998       112,500/           --              --               --            Cdn 3,986
Officer, Extendicare Inc.; and           Cdn 100,000
Chief Executive Officer,          1997   Cdn 170,833    Cdn 63,750              --           25,000            Cdn 2,685
Extendicare Health Services,
  Inc.

J.D. Calkin(4)..................  1999       350,000            --         139,450           75,000               18,000
Deputy Chairman and Chief         1998       116,666/           --     Cdn 121,225               --           Cdn 18,000
Executive Officer, Extendicare           Cdn 233,333
Inc.; and Chairman, Extendicare   1997   Cdn 145,833    Cdn 94,791              --          102,000            Cdn 3,093
Health Services, Inc.
J.G. McLaughlin(5)..............  1999       216,666/           --              --           50,000                4,587/
President and Chief Operating             Cdn 37,500                                                           Cdn 2,088
Officer                           1998   Cdn 225,000    Cdn 87,775              --               --            Cdn 4,479
                                  1997   Cdn 195,000    Cdn 92,625              --           50,000            Cdn 3,192
R.L. Bertrand...................  1999       210,000            --              --            5,000               38,105
Senior Vice-President,            1998       210,000            --              --               --               39,176
Planning and Development          1997       202,000        80,800              --           20,000               33,815
R.P. Knox(6)....................  1999       200,000            --              --           10,000               29,725
Senior Vice-President,            1998       200,000            --              --               --               42,464
Operations                        1997       190,000        76,000              --           20,000               36,110

J.W. Carter(7)..................  1999   Cdn 174,999/           --              --           50,000                6,685/
President, Laurier                           174,999                                                           Cdn 6,685
Formerly, Chief Operating
  Officer,                        1998       350,000            --              --               --           Cdn 13,122
Extendicare Inc.; and             1997        72,915/  Cdn 208,542              --           55,000           Cdn 12,126
Chief Executive Officer of               Cdn 267,000
Extendicare Health Services,
  Inc.

---------------

NOTES:

(1) The aggregate amount of perquisites and other benefits for each named executive officer is less than the lesser of $50,000 and 10% of total annual salary and bonus. In the case of J.D. Calkin, she receives a deferred retirement contribution of $100,000 per year; the remainder of the amount is comprised of car allowance and flexible account.

(2) For J.D. Calkin, M.A. Rhinelander, J.G. McLaughlin and J.W. Carter these amounts reflect premiums paid by the Company for term life insurance and long-term disability. All other compensation, in the case of R.L. Bertrand and R.P. Knox, includes payments for life insurance and long-term disability premiums and contributions to a deferred compensation and defined contribution retirement plan.

(3) M.A. Rhinelander relocated to the United States in August 1998 and his salary prior thereto was in Canadian dollars.

(4) J.D. Calkin relocated to the United States in September 1998 and her salary prior thereto was in Canadian dollars.

(5) J.G. McLaughlin was appointed President and Chief Operating Officer in March 1999. Prior to his relocation to the United States in March, his salary was in Canadian dollars.

(6) R.P. Knox's employment with the Company terminated February 28, 2000.

(7) J.W. Carter retired as Chief Executive Officer of the Company in August, 1999 and as an employee of Extendicare effective December 31, 1999

DEFERRED COMPENSATION PLAN

     The Company maintains a non-qualified, deferred compensation plan (the "Deferred Compensation Plan") covering certain employees. The maximum amount of annual compensation, which may be deferred, is 10% of such employee's base salary (excluding any bonus). The Company matches (up to 50%) of the amount so deferred, and the combined amount earns interest at the prime rate. The Company amount, along with interest thereon, will vest to the employee over an eight-year period. Amounts deferred and vested matching amounts are payable upon the occurrence of certain events (i.e., death, disability or termination). Amounts deferred are not guaranteed, are "at risk", and subject to the ability of the Company to subsequently make such payments. The deferred compensation account is a book reserve, and the Company's obligations are unfunded and unsecured.

EXECUTIVE RETIREMENT PLAN

     The Company provides an Executive Retirement Program ("ERP") for certain of its key officers and executives. The ERP provides for a company contribution of 10% of the participant's base salary to be placed into certain mutual funds at the participant's discretion. The amounts in the ERP become vested to the participant based on certain events which are specified in the participant's ERP plan, and by discretionary actions by the Board of Directors of Extendicare. For certain of the ERP participants, a graduated ERP vesting is applicable in the case of an employer-initiated termination. Any funds, which may be invested, or assets, which may be acquired by the Company relating to the ERP, continue to be a part of the general funds of the Company and no party, other than the Company, has any interest in such funds. To the extent that any participant acquires a right to receive payment from the Company under the ERP, such right shall be no greater than the right of any unsecured general creditor of the Company. The Company expenses amounts it funds into the ERP on a monthly basis.

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

     At December 31, 1999, a total of 4,798,350 Subordinate Voting Shares of Extendicare were reserved under the Plan, of which 1,879,250 Subordinate Voting Shares were under option and 2,919,100 were available for option.

     The following table outlines stock options granted during 1999 to the Named Executive Officers under the plan:

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                        NUMBER OF     PERCENT OF TOTAL                        POTENTIAL REALIZABLE
                        SECURITIES      OPTIONS/SARS                            VALUE AT ASSUMED
                        UNDERLYING       GRANTED TO         EXERCISE OR      ANNUAL RATES OF STOCK
                       OPTIONS/SARS     EMPLOYEES IN        BASE PRICE       PRICE APPRECIATION FOR
NAME                     GRANTED        FISCAL YEAR      (CDN $ PER SHARE)    OPTION TERM (CDN $)      EXPIRATION DATE
----                   ------------   ----------------   -----------------   ----------------------    ---------------
                                                                                5%          10%
M.A. Rhinelander.....     50,000            5.77%              $4.35          $60,091     $132,786    April 26, 2004
J.D. Calkin..........     75,000            8.65                4.35           90,137      199,179    April 26, 2004
J.G. McLaughlin......     50,000            5.77                4.35           60,091      132,786    April 26, 2004
R.L. Bertrand........      5,000            0.58                5.60            6,009       13,279    February 23, 2004
R.P. Knox............     10,000            1.15                5.60           12,018       26,557    February 23, 2004
J.W. Carter..........     50,000            5.77                4.35           60,091      132,786    April 26, 2004

     These amounts do not represent the present value of the options. The amounts shown represent what would be received upon exercise (five years after the date of grant) assuming certain rates of stock price appreciation during the entire period. Actual gains, if any, on stock option exercises are dependent on future performance of the Common Stock and overall stock conditions. In addition, actual gains are dependent upon whether, and the extent to which, the options actually vest.

     The following table outlines stock options exercised during 1999 and option values at December 31, 1999 for the Named Executive Officers.

              AGGREGATED OPTION/SAR EXERCISED IN LAST FISCAL YEAR
                     AND FISCAL YEAR-END OPTION/SAR VALUES

                                                         NUMBER OF SECURITIES
                                                              UNDERLYING               VALUE OF UNEXERCISED
                                                          UNEXERCISED OPTIONS        IN-THE-MONEY OPTIONS/SAR
                               SHARES                     AT FISCAL YEAR-END            AT FISCAL YEAR-END
                              ACQUIRED      VALUE                 (#)                           ($)
                             ON EXERCISE   REALIZED   ---------------------------   ---------------------------
NAME                             (#)         ($)      EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                         -----------   --------   -----------   -------------   -----------   -------------
M.A. Rhinelander...........      --           --        22,500          62,500          --             --
J.D. Calkin................      --           --        59,500         126,500          --             --
J.G. McLaughlin............      --           --        75,000          75,000          --             --
R.L. Bertrand..............      --           --        30,000          15,000          --             --
R.P. Knox..................      --           --        25,000          20,000          --             --
J.W. Carter................      --           --        27,500          77,500          --             --

---------------

Note: The closing price of the Extendicare Subordinate Voting Shares on The
      Toronto Stock Exchange on December 31, 1999 was Cdn $4.35.

RETIREMENT ARRANGEMENTS

     M.A. Rhinelander, J.G. McLaughlin and R.L. Bertrand are covered by a retirement arrangement established by Extendicare. It provides for a benefit of 4% of the best three consecutive years of base salary for each year of service to a maximum of 15 years and 1% per year thereafter. These arrangements provide a maximum benefit guarantee of 60% of base salary after 15 years of service and 70% after 25 years of service. Normal retirement age is 60 years or 55 with company consent. M.A. Rhinelander and J.G. McLaughlin have company consent to retire at age 55. Retirement benefits are payable as an annuity over the lifetime of the executive with a portion continuing to be paid to the executive's spouse after the death of the executive. Projected years of credited service at retirement for Messrs. Rhinelander, McLaughlin and Bertrand are: 33 years; 24 years; and 33 years, respectively.

     Estimated annual benefits payable upon retirement of the specified compensation and years of credited service classifications are as shown in the following table:

                               PENSION PLAN TABLE

                                                      YEARS OF SERVICE AS AN EXECUTIVE
                                               -----------------------------------------------
REMUNERATION (CDN$)                              15        20        25        30        35
-------------------                              --        --        --        --        --
200,000......................................  120,000   130,000   140,000   140,000   140,000
250,000......................................  150,000   162,500   175,000   175,000   175,000
300,000......................................  180,000   195,000   210,000   210,000   210,000
350,000......................................  210,000   227,500   245,000   245,000   245,000
400,000......................................  240,000   260,000   280,000   280,000   280,000
450,000......................................  270,000   292,000   315,000   315,000   315,000

     J.D. Calkin is not a participant in these arrangements and is entitled to receive a deferred retirement contribution of $100,000 per year.

     R.P. Knox was not a participant in these arrangements. Mr. Knox was a participant in money purchase, 401(K) and deferred compensation plans established for the Company's executives.

     J.W. Carter retired from the Company in December 1999. Mr. Carter's retirement arrangement was established by Extendicare and provides for a pension that will generate a benefit at age 59 of 33% of Mr. Carter's best three consecutive years of basic salary. This benefit amounts to approximately Cdn$137,000 per year. Retirement benefits are payable as an annuity over the lifetime of the executive with a portion continuing to be paid to the executive's spouse after death of the executive.

TERMINATION OF EMPLOYMENT AGREEMENTS

     J.D. Calkin has a termination of employment agreement that provides for 18 months' severance in the event of termination other than for cause.

     M.A. Rhinelander and J.G. McLaughlin each have a termination of employment agreement that provides for one month of salary for each year of service to a maximum of 24 months' severance.

COMPENSATION COMMITTEE INTERLOCKS & INSIDER PARTICIPATION

     The Human Resources Committee of the Extendicare Board of Directors is comprised of six directors. The Committee determines compensation matters for Extendicare and its subsidiaries, including the Company, and consists of: Derek H.L. Buntain, Sir Graham Day, David M. Dunlap, Michael J.L. Kirby, Frederick B. Ladly and J. Thomas MacQuarrie, Q.C.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Company is an indirect wholly owned subsidiary of Extendicare. Extendicare's principal executive offices are located at 3000 Steeles Avenue East, Markham, Ontario L3R 9W2.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATED PARTY TRANSACTIONS

     The Company is an indirect wholly owned subsidiary of Extendicare and insures certain risks, including comprehensive general liability, property coverage and excess workers' compensation/employer's liability insurance, with affiliated insurance subsidiaries of Extendicare. Expenses of approximately $13.9 million, $5.3 million and $0.2 million were recorded by the Company for this purpose in the fiscal years ended December 31, 1999, 1998 and 1997, respectively.

     The Company entered into a capital lease in 1999 relating to computer equipment with an affiliated subsidiary of Extendicare. The 1999 consolidated statement of net earnings includes interest expense of $0.3 million related to this lease. The capital lease requires monthly payments of $70,000 through to October, 2002 at an interest rate of 10%.

     At December 31, 1999, 1998 and 1997, the Company had a non-interest bearing payable to a subsidiary of Extendicare, in the amount of approximately $3.5 million with no specific due date.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) DOCUMENTS FILED AS PART OF THIS REPORT:

1. FINANCIAL STATEMENTS

     The following reports, financial statements and schedule are filed herewith on the pages indicated:

                                                                    PAGES
                                                                    -----
    Report of Independent Auditors..............................     24
    Consolidated Balance Sheets at December 31, 1999 and 1998...     25
    Consolidated Statements of Net Earnings for Years 1999,
      1998, and 1997............................................     26
    Consolidated Statements of Shareholder's Equity for Years
      1999, 1998 and 1997.......................................     27
    Consolidated Statements of Cash Flows for Years 1999, 1998
      and 1997..................................................     28
    Notes to Consolidated Financial Statements..................     29

2. FINANCIAL STATEMENT SCHEDULE

     See the Exhibit Index, which is incorporated by reference herein.

3. EXHIBITS

     See (c) below.

(B) REPORTS ON FORM 8-K:

            DATE OF REPORT                                  ITEMS REPORTED
            --------------                                  --------------


     Not applicable

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

                                          EXTENDICARE HEALTH SERVICES, INC.

                                          By:     /s/ MARK W. DURISHAN
                                            ------------------------------------
                                                      Mark W. Durishan
                                              Vice President, Chief Financial
                                                           Officer,
                                             Treasurer and Director (Principal
                                                          Financial
                                                  and Accounting Officer)

Date: March 29, 2000

     Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and on the date indicated:

                   NAME                                      TITLE                          DATE
                   ----                                      -----                          ----
                                            Chief Executive Officer and Director       March 29, 2000
------------------------------------------  (Chief Executive Officer)
          Melvin A. Rhinelander

                                            President and Chief Operating Officer      March 29, 2000
------------------------------------------
            John G. McLaughlin

                                            Vice President, Chief Financial Officer,   March 29, 2000
------------------------------------------  Treasurer and Director (Principal
             Mark W. Durishan               Financial and Accounting Officer)

                                            Chairman and Director                      March 29, 2000
------------------------------------------
          Dr. Joy Durfee Calkin

                                            Vice President and Controller              March 29, 2000
------------------------------------------
            Douglas J. Harris

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     The Company has not sent an annual report covering its last fiscal year or proxy soliciting material to security holders and does not intend to do so.

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           3.1           Certificate of Incorporation of Extendicare Health Services,
                         Inc.(1)
           3.2           By-Laws of Extendicare Health Services, Inc.(1)
           4.1           Indenture, dated as of December 2, 1997, by among the
                         Company, the Guarantors and the Bank of Nova Scotia Trust
                         Company of New York, as Trustee (Including form of the
                         outstanding Exchange Notes)(1)
           4.2           Registration Rights Agreement, dated as of December 2, 1997, by and among the Company, the Guarantor and the Initial
                         Purchasers.(1)
          10.1           Credit Agreement dated as of November 26, 1997 among the
                         Company, Extendicare Holdings, Inc. and the subsidiary
                         Guarantor (as defined therein) and NationsBank, N.A., or
                         Agent, and the Lenders (as defined therein).(1)
          10.2           Amendment and Consent to Credit Agreement dated as of July
                         31, 1998.(2)
          10.3           First Amendment to Credit Agreement dated as of April 28,
                         1999.(3)
          10.4           Second Amendment to Credit Agreement dated as of March 16,
                         2000
          10.5           Asset Purchase Agreement, dated as of July 29, 1998, between
                         Extendicare Health Service, Inc. and certain affiliate and
                         Omnicare, Inc. and its affiliates.(2)
          21.1           Subsidiaries of the Company.
          27.1           Financial Data Schedule.
          99.1           Extendicare Health Services, Inc. and Subsidiaries Schedule
                         II -- Valuation and Qualifying Accounts (In Thousands).

---------------

(1) Incorporated by reference to the Company's Registration Statement on Form S-4 (Registration No. 333-43549).

(2) Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1998.

(3) Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1999.