Form 10-Q
period 2000-03-31
EXTENDICARE HEALTH SERVICES INC
filed 2000-05-15
CIK 1052024

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 2000 OR

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

                        EXTENDICARE HEALTH SERVICES, INC.
                                      INDEX

PART I.                                       FINANCIAL INFORMATION                                                      Page
-------                                       ---------------------                                                      ----

  Item 1             Condensed Financial Statements:



                     Consolidated Statements of Operations for the three months ended March 31, 2000 and 1999            3

                      Consolidated Balance Sheets March 31, 2000 and December 31, 1999                                   4

                      Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and 1999           5

                      Notes to Condensed Consolidated Financial Statements                                               6


  Item 2             Management's Discussion and Analysis of Financial Condition and Results of Operation                8



  Item 3             Quantitative and Qualitative Disclosures about Market Risk                                          13


 PART II.            OTHER INFORMATION

  Item 1             Legal Proceedings                                                                                   15


  Item 2             Change in Securities                                                                                15


  Item 3             Defaults Upon Senior Securities                                                                     15


  Item 4             Submission of Matters to a Vote of Security Holders                                                 15


  Item 5             Other Information                                                                                   15


  Item 6             Exhibits and Reports on Form 8-K                                                                    15


SIGNATURES                                                                                                               16

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        EXTENDICARE HEALTH SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
             (Dollars in Thousands Except Per Common Share Amounts)
                                   (Unaudited)

                                                        THREE MONTHS        THREE MONTHS
                                                            ENDED              ENDED
                                                          MARCH 31,          MARCH 31,
                                                            2000               1999
                                                            ----               ----
REVENUES:
  Nursing and assisted living centers                     $ 223,403          $ 227,846
  Medical supplies and outpatient therapy                     2,566             11,415
  Other                                                       1,921              2,280
                                                          ---------          ---------
                                                            227,890            241,541

COSTS AND EXPENSES:
  Operating                                                 205,278            211,154
  General and administrative                                 10,897              9,523
  Lease costs                                                 4,418              4,645
  Depreciation and amortization                              11,419             12,707
  Interest expense                                           12,338             12,382
  Interest income                                              (210)              (354)
  Loss on disposal of assets and other items                    195               -
                                                          ---------          ---------

LOSS BEFORE PROVISION FOR INCOME TAXES                      (16,445)            (8,516)

Provision for income taxes                                   (5,923)            (2,708)
                                                          ---------          ---------

LOSS BEFORE MINORITY INTERESTS                              (10,522)            (5,808)

Minority interests                                             -                    15
                                                          ---------          ---------

NET LOSS                                                  $ (10,522)         $  (5,793)
                                                          =========          =========
PER COMMON SHARE:

Net loss per common share                                 $     (11)         $      (6)
                                                          =========          =========


                   The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                        EXTENDICARE HEALTH SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2000 AND DECEMBER 31, 1999
                             (Dollars in Thousands)


                                ASSETS                                         MARCH 31, 2000            DECEMBER 31, 1999
                                                                               --------------            -----------------
                                                                                (UNAUDITED)
 CURRENT ASSETS:
   Cash and cash equivalents                                                       $    1,549                   $    2,941
   Accounts receivable, less
       allowances of $27,955 and $24,949, respectively                                140,070                      148,348
   Inventories, supplies and prepaid expenses                                           7,500                        8,882
   Income taxes receivable                                                                  -                            -
   Deferred state income taxes                                                          4,973                        4,185
   Debt service trust funds                                                               140                        1,934
   Due from shareholder -
       Federal income tax receivable                                                   49,191                       47,813
       Deferred federal income taxes                                                   23,766                       19,684
                                                                                   ----------                   ----------
       Total current assets                                                           227,189                      233,787

 PROPERTY AND EQUIPMENT, NET                                                          602,659                      610,343
 GOODWILL AND OTHER INTANGIBLE ASSETS, NET                                             86,043                       87,143
 OTHER ASSETS                                                                          43,371                       43,175
                                                                                   ----------                   ----------
                                                                                   $  959,262                   $  974,448
                                                                                   ==========                   ==========

                       LIABILITIES AND SHAREHOLDER'S EQUITY

 CURRENT LIABILITIES:
   Accounts payable, accrued liabilities and due to shareholder                    $  142,358                      145,235
   Current maturities of long-term debt                                                19,370                       21,705
   Bank indebtedness                                                                      950                        5,895
   Income taxes payable                                                                 1,783                        1,174
                                                                                   ----------                   ----------
       Total current liabilities                                                      164,461                      174,009


 ACCRUAL FOR SELF-INSURED LIABILITIES                                                  12,000                         -

 LONG-TERM DEBT                                                                       501,740                      508,450

 OTHER LONG-TERM LIABILITIES                                                            8,269                        8,451

 DUE TO SHAREHOLDER AND AFFILIATES
       Deferred federal income taxes and other                                         40,095                       39,846

 DEFERRED STATE INCOME TAXES                                                            5,168                        5,141

 MINORITY INTERESTS                                                                       148                          656

 SHAREHOLDER'S EQUITY:
  Common stock, $1 par value, 1,000 shares authorized,
       947 shares issued and outstanding                                                    1                            1
  Additional paid-in capital                                                          208,787                      208,787
  Accumulated other comprehensive loss                                                 (3,081)                      (3,090)
  Retained earnings                                                                    21,674                       32,197
                                                                                   ----------                   ----------
       Total shareholder's equity                                                     227,381                      237,895
                                                                                   ----------                   ----------
                                                                                   $  959,262                   $  974,448
                                                                                   ==========                   ==========

                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.

                        EXTENDICARE HEALTH SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                             (Dollars in Thousands)
                                   (Unaudited)


                                                             THREE MONTHS       THREE MONTHS
                                                                 ENDED              ENDED
                                                            MARCH 31, 2000     MARCH 31, 1999
                                                            --------------     --------------

OPERATING ACTIVITIES:
Net loss                                                       $(10,522)          $ (5,793)
Adjustments to reconcile net loss to net cash
      provided from (used for) operating activities:
      Depreciation and amortization                              11,913             13,234
      Provision for uncollectible accounts receivable             2,584              2,860
      Provision for self-insured liabilities                     12,000               --
      Loss on disposal of assets and other items                    195               --
      Deferred income taxes                                      (4,599)            (1,029)
      Minority interests                                                               (15)

Changes in assets and liabilities:
      Accounts receivable                                         3,553              9,370
      Inventories, supplies and prepaid expenses                  1,382                (87)
      Debt service trust funds                                    1,794                 36
      Accounts payable and accrued liabilities                   (2,263)           (17,335)
      Income taxes payable/receivable                               608             (2,486)
                                                               --------           --------
       Cash provided from (used for) operating activities        16,645             (1,245)

INVESTING ACTIVITIES:
      Payments for purchase of property and equipment            (3,412)            (7,262)
      Proceeds from sale of property and equipment                  509                 95
      Income taxes paid on sale of pharmacy operations             --              (25,000)
      Changes in other non-current assets                          (786)            (1,339)
                                                               --------           --------
       Cash used for investing activities                        (3,689)           (33,506)

FINANCING ACTIVITIES:
      Proceeds from issuance of long-term debt                    3,000             44,000
      Other long-term liabilities                                  (183)            (4,283)
      Payments of long-term debt                                (11,711)              (476)
      Bank indebtedness                                          (4,945)             --
      Distribution of minority interests' earnings                 (509)             --
                                                               --------           --------
       Cash (used for) provided from financing activities       (14,348)            39,241
                                                               --------           --------
     (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS            (1,392)             4,490

     CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD                2,941              1,084
                                                               --------           --------
     CASH AND CASH EQUIVALENTS END OF PERIOD                   $  1,549           $  5,574
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

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999 contained in the Company's Annual Report in Form 10-K.

2-RECENTLY ISSUED ACCOUNTING STANDARD

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

3-COMMITMENTS AND CONTINGENCIES

Capital Expenditures

    The Company as of March 31, 2000 had capital expenditure purchase commitments outstanding of approximately $1,587.

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

Insurance

    The Company insures certain risks with affiliated insurance subsidiaries of Extendicare, Inc. The cost of general and professional liability insurance premiums was the most significant insurance expense charged to the Company by the affiliates. In 2000 and 1999, the premiums charged to the Company for this general and professional liability coverage increased significantly due to adverse claims development experienced by the affiliates. Consequently, effective January 1, 2000, the Company's per claim retained risk increased significantly, which could have a material effect on the future operating results and liquidity of the Company.

Litigation

    The Company and its subsidiaries are defendants in actions brought against them from time to time in connection with their operations. While it is not possible to estimate the final outcome of the various proceedings at this time, such actions generally are resolved within amounts provided.

The U.S. Department of Justice and other Federal agencies are increasing resources dedicated to regulatory investigations and compliance audits of health-care providers. The Company is diligent to these regulatory efforts. The Company is currently unaware of any regulatory matters which could have a material adverse effect on the Company's financial position or results of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION &
RESULTS OF OPERATION

    The Company is one of the largest providers of long-term care and related services in the United States. The Company operated 192 nursing (19,875 operational beds) and 46 assisted living and retirement facilities (2,085 units) at March 31, 2000. The Company's facilities are located in 14 states.

SIGNIFICANT EVENTS IN 2000 AND 1999

    The following is a summary of significant events in the three months ended March 31, 2000 and March 31, 1999, respectively.

LOSS ON DISPOSAL OF ASSETS AND OTHER ITEMS

    The Company sold seven outpatient therapy facilities for $0.6 million on February 29, 2000. The sale resulted in a pretax loss of $0.1 million.

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

RESULTS FROM OPERATION

    The following table sets forth details of revenues and earnings as a percentage of total revenues:

                                                                                       THREE MONTHS
                                                                                           ENDED
                                                                                         MARCH 31
                                                                                      -------------
                                                                                      2000     1999
                                                                                      ----     ----
                             Revenues
                               Nursing and assisted living centers.............       98.0     94.3
                               Medical supplies and outpatient therapy.........        1.1      4.7
                               Other...........................................        0.9      1.0
                                                                                     -----    -----
                                                                                     100.0    100.0
                             Operating and general and administrative costs....       94.9     91.3
                             Lease, depreciation and amortization..............        6.9      7.2
                             Interest, net.....................................        5.3      5.0
                             Loss on disposal of assets and other items........        0.1      --
                                                                                     -----    ------
                             (Loss) before taxes...............................       (7.2)    (3.5)
                             (Benefit) for income taxes........................       (2.6)    (1.1)
                                                                                     -----    ------
                               Net (loss)......................................       (4.6)    (2.4)
                                                                                     =====    ======

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

The Company derives its revenue from Medicare, Medicaid and private pay sources. The following table sets forth the Company's private pay, Medicare and Medicaid sources of revenue by percentage of total revenue:


                                          THREE MONTHS
                                              ENDED
                                            MARCH 31
                                         --------------
                                         2000      1999
                                         ----      ----
            Private Pay..........         37%       37%
            Medicare.............         21%       22%
            Medicaid.............         42%       41%

    All of the Company's facilities were on the PPS system effective January 1, 1999, most of which were subject to the three-year phase-in provisions. On November 16, 1999, Congress and the President reached agreement on a package of Medicare program revisions that restored some of the long-term care industry funding that had been eliminated or excluded by the Balanced Budget Act. The Balanced Budget Refinement Act ("BBRA"), signed into law on November 29, 1999, made numerous revisions over the next three years to both Medicare Part A and Part B which affect the Company. The Part A revisions included a 20% increase in the revenue value for the Federal component of the blended rate (homes subject to the full Federal rate) for 15 of the 44 RUGs categories. The increase is effective for six months, April 1, through September 30, 2000. The BBRA also identified that there is potential for this increase to extend beyond the September 30, 2000 as the legislation requires the relief to continue if HCFA does not make adjustment to the RUGs to recognize the costs associated with non-therapy ancillary services. In addition, the revenue values for the Federal component of the blended rate for all of the RUGs will be increased by 4% with an effective date of October 1, 2000 through September 30, 2002. The 4% is in addition to the PPS annual inflation update of the HCFA market basket minus 1 point. Also, effective January 1, 2000, facilities receiving a phase-in PPS rate will be given the option of moving to the full Federal PPS rate. The Company has identified 18 facilities that will benefit from the full Federal PPS rate and has filed the necessary applications for this to occur. Certain other Part A changes, of lesser significance to the Company, are included in the BBRA. The Part B revision is the placement of a two year moratorium on the $1,500 cap on speech and physical therapy and the $1,500 cap on occupational therapy. The moratorium is effective on January 1, 2000 and applies to home health, therapy clinics, and nursing homes. The Company is evaluating the financial impacts of the BBRA on the organization and anticipates a favorable revenue impact.

    Average occupancy in nursing facilities for the three months ended March 31, 2000 and 1999 was 86.5% and 85.8%, respectively; and for assisted living facilities, 83.9% and 78.9%, respectively.

Medical supplies and outpatient therapy revenue decreased $8.8 million resulting from the disposal of operations in 2000 and 1999.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THREE MONTHS ENDED
MARCH 31, 1999

REVENUES

    Revenues in the three months ended March 31, 2000 were $227.9 million, representing a decrease of $13.6 million (5.7%) from $241.5 million in the three months ended March 31, 1999. The decrease in revenues of $13.6 million included reductions in nursing and assisted living centers revenues of $4.4 million, medical supplies and outpatient therapy revenues of $8.8 million and other revenues of $0.4 million.

    The decrease in nursing and assisted living centers revenues of $4.4 million included a decrease of $15.8 million from divestitures, net of the opening of newly constructed facilities. Revenues from facilities which the Company operated during each of 2000 and 1999 ("same-facility"), increased $11.4 million when comparing periods. Same-facility revenues increased approximately $2.4 million as a result of one more day in 2000 when compared to 1999. Same-facility revenues, on a same-day basis, increased $9.0 million primarily due to improvement in mix and increased rates.

    The decrease in medical supplies and outpatient therapy revenues of $8.8 million (77.5%) included $8.9 million from divestitures during 2000 and 1999 (primarily home health operations of $7.8 million). The remaining increase of $0.1 million is primarily due to growth in outpatient therapy operations.

OPERATING AND GENERAL AND ADMINISTRATIVE COSTS

    Operating and general and administrative costs decreased $4.5 million or 2.0% between periods. The decrease included decreases in costs relating to divestitures and closed operations, net of acquisitions and newly constructed facilities, of approximately $24.9 million. The remaining increase in operating and general and administrative costs of $20.4 million (10.6%) included an increase in wage-related costs of $18.6 million, offset partially by a decrease in costs of $2.1 million due to the reduction in contract therapists, and an increase in insurance expense and liability costs of $13.9 million. The increase in wage-related costs included increases of $17.8 million due to staffing of internal therapists at the nursing facilities replacing the contract therapists, along with incentives to attract and retain qualified personnel and an increase in workers' compensation costs of $0.8 million due to higher premiums in 2000. Insurance and liability claim costs increased $13.9 million due to first-time liability deductibles and increased premiums due to claim experience.

LEASE COSTS, DEPRECIATION AND AMORTIZATION

    Total lease costs and depreciation and amortization decreased $1.5 million when comparing 2000 to 1999. Lease costs decreased $0.2 million including $0.6 million as a result of divestitures offset by $0.4 million due to increased computer lease costs at nursing facilities. Depreciation and amortization expense decreased $1.3 million primarily due to the 1999 sales and related goodwill of the home health operation and six nursing facilities in Florida.

INTEREST

    Net interest expense increased $0.1 million to $12.1 million in the three months ended March 31, 2000 compared with $12.0 million in the comparable period in 1999. The increase was primarily due to an increase in the weighted average interest rate of all long-term debt to approximately 9.38% during the first quarter of 2000 compared to approximately 8.45% during the first quarter of 1999. This was offset by a decrease in the average debt level to $526.2 million during the first quarter of 2000 compared to $586.1 million during the first quarter of 1999 resulting from the Company's use of various 1999 divestiture proceeds to pay-down debt. Net interest expense was also affected by less favorable investment earnings and fewer investments in 2000 compared to 1999.

LOSS ON DISPOSAL OF ASSETS AND OTHER ITEMS

    The Company sold seven outpatient tharapy facilities for $0.6 million on February 29, 2000 resulting in a loss of $0.1 million before taxes. The sale of a Florida Certificate of Need resulted in a pretax gain of $0.3 million. Severance costs for non-essential personnel resulted in a loss of $0.4 million.

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION, AMORTIZATION AND RENT ("EBITDAR")

    EBITDAR declined to $11.7 million in the first quarter of 2000 from $20.9 million in the comparable period in 1999 and represented 5.1% and 8.6%, respectively, of revenue. While the Company succeeded in reducing costs in excess of reductions in Medicare PPS rates, declines in EBITDAR were realized primarily due to loss of earnings from asset dispositions in 2000 and 1999 and increased insurance costs.

START-UP COSTS

    The Company has absorbed pre-tax start-up losses associated with newly constructed facilities in the first quarter of 2000 of $0.4 million compared to $1.4 million in the first quarter of 1999. The $1.0 million decrease when comparing periods was due to the timing of facility openings in 2000 versus 1999.

INCOME TAXES

    Income taxes in the three months ended March 31, 2000 decreased to a $5.9 million tax benefit from a $2.7 million benefit in the comparable period in 1999 as a result of decreased earnings.


NET LOSS

    The net loss in the three months ended March 31, 2000 was $10.5 million compared to a net loss of $5.8 million in the comparable period in 1999. The net loss prior to loss on disposal of assets and other items was $10.3 million for the three months ended March 31, 2000 compared to net loss of $5.8 million in the comparable period in 1999, a decrease of $4.5 million.

LIQUIDITY AND CAPITAL RESOURCES

    The Company had cash and cash equivalents of $1.5 million at March 31, 2000 and $2.9 million at December 31, 1999. Cash flow generated from operations before working capital changes was $11.6 million for the three months ended March 31, 2000 compared with cash flow generated from operations of $9.3 million in the comparable period of 1999. The increase in cash flow from operations is the result of an increase in operating earnings before provision for self-insured liabilities.

    Overall cash from operating activities was $16.6 million for the three months ended March 31, 2000 as compared to cash used for operating activities of $1.2 million in the first three months of 1999. The Company experienced a decrease in working capital since December 31, 1999, excluding cash and borrowings included in current liabilities, of $2.9 million. The decrease in working capital resulted from a decrease in accounts receivable of $8.2 million, a $1.8 million decrease in current trust funds, and a $1.4 million decrease in inventories, supplies and prepaid expenses. These decreasing components of working capital were partially offset by an increase in taxes recoverable of $5.6 million, a $1.2 million decrease in accounts payable and accrued liabilities and a decrease in insurance due to affiliates of $1.4 million.

    Accounts receivable at March 31, 2000, were $140.1 million compared with $148.3 million at December 31, 1999, representing a decrease of $8.2 million. The reduction in accounts receivable included a $2.8 million decrease within the nursing operations and a decline of $5.4 million within the medical supplies and outpatient therapy operations. Billed patient care and other receivables decreased $4.4 million while third-party payer settlement receivables increased $1.6 million within the nursing operations. The decrease in billed patient care receivables of $4.4 million included a decrease of $3.7 million due to an improvement in collection efforts by the Company between periods. The remaining decrease of $0.7 million reflects a decrease of $7.3 million due to the sale or closure of nursing facilities, partially offset by an increase of $6.6 million due to rate increases. The increase in settlement receivables of $1.6 million between periods included increases of $0.9 million for anticipated Medicare reimbursement for uncollectible coinsurance amounts and $4.2 million as a result of Medicare cost report settlements. These increases were offset by collections from Medicare for 1999 uncollectible coinsurance amounts of $2.9 million and $0.6 million of collections from Pennsylvania for prior years rate increases. The decrease in medical supplies and outpatient therapy receivables of $5.4 million between periods is due to a reduction in home health receivables of $4.9 million resulting from the sale of this operation in November, 1999 and a reduction of other receivables of $0.4 million due to the timing of collections.

    Property and equipment decreased $7.7 million from December 31, 1999 to a total of $602.7 million at March 31, 2000. The decrease was the result of depreciation expense of $10.5 million and asset disposals of $0.6 million, offset by capital expenditures and asset transfers of $3.4 million.

    Total borrowings, including bank indebtedness and both current and long-term maturities of debt, totaled $522.1 million at March 31, 2000 for a decrease of $14.0 million from December 31, 1999. The decrease was attributable to the payment of a mortgage loan of $1.7 million using funds from a previously established trust fund, draw-downs on the Revolving Credit Facility of $3.0 million and the use of operating cash to reduce bank indebtedness and current debt for scheduled repayments. The weighted average interest rate of all long-term debt was 8.64% at March 31, 2000 and such debt had maturities ranging from 2000 to 2014.

    During the second quarter of 1999, the Company amended its Senior Credit Facility. The terms of the amendments to the Credit Facility included a provision by which the Company waived its right to $25.0 million of the Revolving Credit Facility, and increased the applicable interest rate margins to the pricing matrix pertaining to the Company's Revolving Credit Facility and Tranche A Term Loan, such that the interest rate would range from 0.75% to 2.75% for Eurodollar loans and 0.50% to 2.00% for base rate loans. The applicable margin for the Tranche B Term Loan increased to 3.00% for Eurodollar loans and a range of 1.25% to 2.75% for base rate loans. As of March 31, 2000, the applicable margin under the Revolving Credit Facility and Tranche A Term Loan were 2.75% for Eurodollar loans and 2.00% for base rate loans, and the applicable margin under the Tranche B Term Loan was 3.00% for Eurodollar loans and 2.75% for base rate loans. On March 16, 2000 the Company negotiated specific terms in the Credit Facility relating to the accounting of provisions for Medicare cost report settlements and non-cash provisions for general and professional liability claims.

    At March 31, 2000 the Company had a $200 million Revolving Credit Facility, of which the Company waived access to $25 million, pursuant to the terms negotiated in the second quarter of 1999. Borrowing availability under this line of credit totaled $20.5 million at March 31, 2000 (net of letters of credit in the amount of $36.5 million and the $25.0 million undrawn and unavailable requirement per the amendment to the Senior Credit Facility).

    In April 2000, the Company received $45.3 million representing income taxes recoverable from 1999 operating losses and the $29.0 current tax benefit of its December 31, 1999 sale of six facilities through a subsidiary. These proceeds have been used to reduce overall debt. $25 million has been applied to the Tranche A & B Term Loans with the remainder applied to the Revolving Credit Facility.

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


Management believes that due to both the current divestiture strategy and interest rate environment that it is prudent to limit the variability of a portion of its interest payments. It is the Company's objective to hedge between 50 to 80 % of total variable-rate debt.

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

Quantitative Disclosures

The Company is a party to several interest rate swap agreements to reduce the impact of changes in interest rates on certain of its floating rate long-term debt. The first agreement, entered into in 1995, effectively changes the Company's interest rate exposure on $32 million of floating rate Industrial Development Bonds due in 2014 to a fixed rate of 4.155% through October 2000. During 1998, the Company entered into five agreements (each $50 million of notional value) with three banks which effectively changes the interest rates on LIBOR based borrowings to fixed rates ranging from 5.53% to 5.84% plus applicable margins, for periods over three to seven years. The differential between the fixed rates and the variable rate interest to be paid or received will be accrued as interest rates change and recognized over the life of the agreement. The Company may be exposed to credit loss in the event of non-performance by the banks under the swap agreements but does not anticipate such non-performance. In 1999, the Company terminated three agreements (each $50 million in notional value) reducing its hedging period from seven to four years. The first two agreements were disposed of at no cost or material gain to the Company. The third termination resulted in a cash payment to the Company of $0.3 million which is being amortized over the term of the underlying credit agreement. Management will continue to monitor the interest rate exposure and adjust hedging levels to reflect outstanding debt levels. The component of this amount relating to the hedges' ineffectiveness was not deemed material.

Since the Company has not adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," changes in the fair value of interest rate swaps designed to hedge the variability of cash flows associated with the floating-rate, long-term debt obligations are not reported in accumulated other comprehensive income (AOCI). In addition, the Financial Accounting Standards Board has voted to delay the effective date of this statement to years beginning after June 15, 2000. If this statement were adopted as of March 31, 2000, AOCI would reflect a gain of $1.7 million based upon quoted market prices provided by the financial institutions which are counterparts to the swaps. Changes in the fair values of the stock and warrant holdings are reported in AOCI net of related deferred tax accruals required under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The amount reflected in AOCI for 2000 related to stock and warrant holdings equals a gain of $0.02 million. The estimated net amount of the gains or losses that are expected to be reclassified into earnings within the next 12 months is uncertain due to the uncertainty of stock market conditions and the interest rate environment.

As of March 31, 2000, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with variable-rate, long-term debt is four years from the inception date of the swap agreement.

The table below presents principal (or notional) amounts and related weighted average interest rates by year of maturity for the Company's debt obligations and interest rate swaps.


                           ----------------------------------------------------------------------------------------
                                                                                                           FAIR
                           2000      2001        2002       2003       2004       THEREAFTER   TOTAL       VALUE
                           ----------------------------------------------------------------------------------------
Long-term Debt
   Fixed Rate              5,085     2,439       2,121      676        259        207,712      218,292     206,721

   Average Interest Rate   9.28%     9.30%       9.30%      9.31%      9.31%      9.31%        9.30%

   Variable Rate           10,575    16,206      18,344     136,358    85,016     36,318       302,817     284,258

   Average Interest Rate   8.25%     8.22%       8.19%      7.56%      4.14%      3.97%        6.72%

Interest Rate Swaps

   Variable to Fixed       32,000    0           50,000     50,000     0          0            132,000     1,672

   Average Pay Rate        5.28%     5.63%       5.63%      5.53%      0.00%      0.00%        5.52%

   Average Receive Rate    5.43%     6.11%       6.11%      6.11%      0.00%      0.00%        5.94%


The above table incorporates only those exposures that exist as of March 31, 2000 and does not consider those exposures or positions which could arise after that date or future interest rate movements. As a result, the information presented above has limited predictive value. The Company's ultimate results with respect to interest rate fluctuations will depend upon the exposures that arise during the period, the Company's hedging strategies at the time and interest rate movements.

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

    None

ITEM 5.     Other Information

    None

ITEM 6.     Exhibits and Reports on Form 8-K

(a)      List of Exhibits:

   11.0 Computation of earnings per share for the three months ended March 31, 2000.
   27.0        Financial Data Schedule

(b) Reports on Form 8-K

    There were no reports on Form 8-K filed during the three months ended March 31, 2000.

                        EXTENDICARE HEALTH SERVICES, INC.

                                  EXHIBIT INDEX

Exhibit No.         Description


   11.0 Computation of earnings per share for the three months ended March 31, 2000.

   27.0  Financial Data Schedule

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTENDICARE HEALTH SERVICES, INC.

Date:  May 15, 2000              By:/s/ Mark W. Durishan
                                    Mark W. Durishan
                                    Vice President, Chief Financial Officer,
                                    Treasurer and Director (principal
                                    financial officer and principal
                                    accounting officer)