Form 10-Q
period 2000-06-30
EXTENDICARE HEALTH SERVICES INC
filed 2000-08-14
CIK 1052024

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended June 30, 2000 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

Commission File Number 333-43549

                        EXTENDICARE HEALTH SERVICES, INC.

             (Exact Name of Registrant as Specified in its Charter)

         DELAWARE                         8051                   98-0066268
      (State or other                (Primary Standard        (I.R.S. Employer
      Jurisdiction of            Industrial Classification      Identification
Incorporation or Organization)          Code Number)                Number)

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

                        EXTENDICARE HEALTH SERVICES, INC.
                                      INDEX


     PART I.                                      FINANCIAL INFORMATION                                       PAGE
     ------                                       ---------------------                                       ----
  Item 1      Condensed Financial Statements:



              Consolidated  Statements of Operations  for the three months and six months ended June 30, 2000     3
              and 1999

               Consolidated Balance Sheets June 30, 2000 and December 31, 1999                                    4

               Consolidated Statements of Cash Flows for the six months ended June 30, 2000 and 1999              5

               Notes to Condensed Consolidated Financial Statements                                               6


  Item 2      Management's Discussion and Analysis of Financial Condition and Results of Operation                8



  Item 3      Quantitative and Qualitative Disclosures about Market Risk                                          15


 PART II.     OTHER INFORMATION

  Item 1      Legal Proceedings                                                                                   17


  Item 2      Change in Securities                                                                                17


  Item 3      Defaults Upon Senior Securities                                                                     17


  Item 4      Submission of Matters to a Vote of Security Holders                                                 17


  Item 5      Other Information                                                                                   17


  Item 6      Exhibits and Reports on Form 8-K                                                                    17


SIGNATURES                                                                                                        18


                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        EXTENDICARE HEALTH SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                             (Dollars in Thousands)
                                   (Unaudited)

                                                         THREE MONTHS      THREE MONTHS       SIX MONTHS         SIX MONTHS
                                                               ENDED          ENDED              ENDED             ENDED
                                                         JUNE 30, 2000    JUNE 30, 1999      JUNE 30, 2000      JUNE 30, 1999
                                                         -------------    -------------      --------------     -------------
         REVENUES:
           Nursing and assisted living centers               $ 228,008        $ 234,164           $ 451,411       $ 462,010
           Medical supplies and outpatient therapy               2,414           12,971               4,980          24,386
           Other                                                 1,697            1,996               3,618           4,276
                                                             ---------        ---------           ---------       ---------
                                                               232,119          249,131             460,009         490,672

         COSTS AND EXPENSES:
           Operating                                           204,389          212,894             409,667         424,048
           General and administrative                           11,186           11,346              22,083          20,869
           Lease costs                                           4,145            5,155               8,563           9,800
           Depreciation and amortization                        11,466           12,769              22,885          25,476
           Interest expense                                     11,598           12,625              23,936          25,007
           Interest income                                        (421)            (464)               (631)           (818)
           Loss (gain) on disposal of assets and
            other items                                          1,531             (276)              1,726            (276)
                                                             ---------        ---------           ---------       ---------


         LOSS BEFORE PROVISION FOR INCOME TAXES                (11,775)          (4,918)            (28,220)        (13,434)


         Provision for income taxes                              3,892            1,656               9,815           4,364
                                                             ---------        ---------           ---------       ---------

         LOSS BEFORE MINORITY INTERESTS                         (7,883)          (3,262)            (18,405)         (9,070)

         Minority interests                                          -                6                   -              21
                                                             ---------        ---------           ---------       ---------

         NET LOSS                                            $  (7,883)       $  (3,256)          $ (18,405)      $  (9,049)
                                                             =========        =========           =========       =========

         PER COMMON SHARE:

          Net (loss) earnings per common share               $      (8)       $      (3)          $     (19)      $     (10)
                                                             =========        =========           =========       =========


         The  accompanying  notes are an integral part of these condensed  consolidated  financial statements.


                        EXTENDICARE HEALTH SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2000 AND DECEMBER 31, 1999
                             (Dollars in Thousands)
                                   (Unaudited)


                                ASSETS                                         JUNE 30, 2000             DECEMBER 31, 1999
                                                                               -------------             -----------------
                                                                                (UNAUDITED)
 CURRENT ASSETS:
   Cash and cash equivalents                                                       $    2,731                   $    2,941
   Accounts receivable, less
        allowances of $27,198 and $24,949, respectively                               141,256                      148,348
   Inventories, supplies and prepaid expenses                                          12,579                        8,882
   Deferred state income taxes                                                          4,546                        4,185
   Debt service trust funds                                                               152                        1,934
   Due from shareholder -
       Federal income taxes receivable                                                  1,977                       47,813
       Deferred Federal income taxes                                                   19,622                       19,684
                                                                                   ----------                   ----------
       Total current assets                                                           182,863                      233,787

 PROPERTY AND EQUIPMENT, NET                                                          588,636                      610,343
 GOODWILL AND OTHER INTANGIBLE ASSETS, NET                                             85,058                       87,143
 OTHER ASSETS                                                                          43,237                       43,175
                                                                                   ----------                   ----------
                                                                                   $  899,794                   $  974,448
                                                                                   ==========                   ==========

                       LIABILITIES AND SHAREHOLDER'S EQUITY

 CURRENT LIABILITIES:
   Accounts payable, accrued liabilities and due to shareholder                    $  136,961                      145,235
   Current maturities of long-term debt                                                13,855                       21,705
   Bank indebtedness                                                                        -                        5,895
   Income taxes payable                                                                 1,820                        1,174
                                                                                   ----------                   ----------
       Total current liabilities                                                      152,636                      174,009


 ACCRUAL FOR SELF-INSURED LIABILITIES                                                  23,702                          -

 LONG-TERM DEBT                                                                       460,517                      508,450

 OTHER LONG-TERM LIABILITIES                                                            7,707                        8,451

 DUE TO SHAREHOLDER AND AFFILIATES
       Deferred Federal income taxes and other                                         31,775                       39,846

 DEFERRED STATE INCOME TAXES                                                            4,292                        5,141

 MINORITY INTERESTS                                                                        98                          656

 SHAREHOLDER'S EQUITY:
  Common stock, $1 par value, 1,000 shares authorized,
       947 shares issued and outstanding                                                    1                            1
  Additional paid-in capital                                                          208,787                      208,787
  Accumulated other comprehensive loss                                                 (3,513)                      (3,090)
  Retained earnings                                                                    13,792                       32,197
                                                                                   ----------                   ----------
       Total shareholder's equity                                                     219,067                      237,895
                                                                                   ----------                   ----------
                                                                                   $  899,794                   $  974,448
                                                                                   ==========                   ==========

                  The accompanying notes are an integral part of these condensed consolidated financial statements.


                        EXTENDICARE HEALTH SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                          SIX MONTHS                     SIX MONTHS
                                                                            ENDED                          ENDED
                                                                        JUNE 30, 2000                  JUNE 30, 1999
                                                                        -------------                  -------------
OPERATING ACTIVITIES:
Net loss                                                                  $(18,405)                       $ (9,049)
Adjustments to reconcile net loss to net cash
      Provided from operating activities:
      Depreciation and amortization                                         23,863                          26,527
      Provision for uncollectible accounts receivable                        4,745                           7,163
      Provision for self-insured liabilities                                24,000                            --
      Payment of self-insurance liability claims                              (298)                           --
      Loss  on disposal of assets and other items                            1,726                            (609)
      Deferred income taxes                                                 (8,936)                         (1,947)
      Minority interests                                                      --                               (21)

Changes in assets and liabilities:
      Accounts receivable                                                      106                           9,310
      Inventories, supplies and prepaid expenses                            (3,593)                            236
      Debt service trust funds                                               1,782                              30
      Accounts payable and accrued liabilities                              (6,970)                        (22,542)
      Income taxes payable/receivable                                          646                          (3,420)
                                                                          --------                        --------
       Cash provided from operating activities                              18,666                           5,678

INVESTING ACTIVITIES:
      Payments for purchase of property and equipment                       (6,110)                        (13,658)
      Proceeds from sale of property and equipment                           3,176                           4,465
      Income taxes recovered (paid) on disposal of assets                    47283                         (25,000)
      Changes in other non-current assets                                   (1,787)                         (3,282)
                                                                          --------                        --------
       Cash provided from (used for) investing activities                   42,562                         (37,475)


FINANCING ACTIVITIES:
      Proceeds from issuance of long-term debt                               3,048                          50,000
      Other long-term liabilities                                             (745)                         (4,269)
      Payments of long-term debt                                           (57,287)                        (13,585)
      Bank indebtedness                                                     (5,895)                           --
      Distribution of minority interests' earnings                            (559)                            (51)
                                                                          --------                        --------
       Cash (used for) provided from financing activities                  (61,438)                         32,095
                                                                          --------                        --------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                              (210)                            298

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD                                2,941                           1,084
                                                                          --------                        --------
CASH AND CASH EQUIVALENTS END OF PERIOD                                   $  2,731                        $  1,382
                                                                          ========                        ========


            The accompanying notes are an integral part of these condensed consolidated financial statements.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)
                                   (Unaudited)

1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

The accompanying financial statements reflect the operations of Extendicare Health Services, Inc. ("Extendicare" or the "Company"). Extendicare, a Delaware corporation is a wholly owned subsidiary of Extendicare Inc., a Canadian Corporation.

BASIS OF PRESENTATION

The accompanying financial statements include the accounts of the Company and its majority-owned subsidiaries. All transactions between Extendicare and its majority-owned subsidiaries have been eliminated.

The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and the footnotes required by generally accepted accounting principles for complete statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such financial statements, have been included.

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999 contained in the Company's Annual Report in Form 10-K.

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

3- COMMITMENTS AND CONTINGENCIES

Capital Expenditures

    As of June 30, 2000, the Company had capital expenditure purchase commitments outstanding of approximately $3,835.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION & RESULTS OF
OPERATION

    The Company is one of the largest providers of long-term care and related services in the United States. The Company operated 190 nursing (19,523 operational beds) and 46 assisted living and retirement facilities (2,085 units) at June 30, 2000. The Company's facilities are located in 14 states.

SIGNIFICANT EVENTS IN 2000 AND 1999

    The following is a summary of significant events in the six months ended June 30, 2000 and June 30, 1999, respectively.

LOSS ON DISPOSAL OF ASSETS AND OTHER ITEMS

    On June 30, 2000, the lease at one of the Company's nursing homes (75 operational beds) expired and was not renewed. Certain equipment assets of the Company were sold for $.1 million.

    The Company sold a previously closed nursing facility on May 15, 2000 for $2.0 million and another previously closed nursing facility on June 9, 2000 for $0.7 million. The sales resulted in pretax losses of $0.5 million and $1.1 million, respectively. On February 29, 2000, the Company sold seven outpatient therapy facilities for $0.6 million. The sale resulted in a pretax loss of $0.1 million. The Company applied the net after-tax proceeds of $2.0 million to reduce debt.

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

RESULTS OF OPERATIONS

    The following table sets forth details of revenues and earnings as a percentage of total revenues:

                                                                       THREE MONTHS        SIX MONTHS
                                                                           ENDED             ENDED
                                                                          JUNE 30           JUNE 30
                                                                    ------------------ -------------------
                                                                      2000     1999      2000      1999
                                                                    -------- --------  --------  --------
             Revenues
               Nursing and assisted living centers.............        98.2%    94.0%     98.1%     94.2%
               Medical supplies and outpatient therapy.........         1.0      5.2       1.1       5.0
               Other...........................................         0.8      0.8       0.8       0.8
                                                                      -----    -----     -----     -----
                                                                      100.0    100.0     100.0     100.0
             Operating and general and administrative costs....        92.9     90.0      93.8      90.7
             Lease, depreciation and amortization..............         6.7      7.2       6.8       7.2
             Interest, net.....................................         4.8      4.9       5.1       4.9
             Loss (gain) on disposal of assets and other items.         0.7     (0.1)      0.4      (0.1)
                                                                      -----    -------   -----     -------
             (Loss) before taxes...............................        (5.1)    (2.0)     (6.1)     (2.7)
             (Benefit) from income taxes.......................        (1.7)    (0.7)     (2.1)     (0.9)
                                                                      -----    ------    -----     ------
               Net (loss)......................................        (3.4)    (1.3)     (4.0)     (1.8)
                                                                      =====    ======    =====     ======


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

The Company derives its revenue from Medicare, Medicaid and private pay sources. The following table sets forth the Company's private pay, Medicare and Medicaid sources of revenue by percentage of total revenue:

                                                 THREE MONTHS       SIX MONTHS
                                                     ENDED             ENDED
                                                    JUNE 30           JUNE 30
                                              ------------------ ------------------
                                                2000      1999     2000     1999
                                              --------  -------- -------- --------
                   Private Pay..........         37%       35%      37%      36%
                   Medicare.............         21%       24%      21%      23%
                   Medicaid.............         42%       41%      42%      41%



    Effective January 1, 1999, all of the Company's facilities were on the Medicare Prospective Payment System (PPS), most of which were subject to the three-year phase-in provisions. On November 16, 1999, Congress and the President reached agreement on a package of Medicare program revisions that restored some of the long-term care industry funding that had been eliminated or excluded by the Balanced Budget Act. The Balanced Budget Refinement Act ("BBRA"), signed into law on November 29, 1999, made numerous revisions over the next three years to both Medicare Part A and Part B which affect the Company. The Part A revisions included a 20% increase in the revenue value for the Federal component of the blended rate (homes subject to the full Federal rate) for 15 of the 44 RUGs categories. The increase was initially for a six month period commencing April 1, 2000 but during July 2000 was extended for an additional 12 months. A favorable impact on revenue through June 30, 2000 is estimated at $2.2 million. In addition, the revenue values for the Federal component of the blended rate for all of the RUGs will be increased by 4% with an effective date of October 1, 2000 through September 30, 2002. The 4% is in addition to the PPS annual inflation update of the HCFA market basket minus 1 point. Also, effective January 1, 2000, facilities receiving a phase-in PPS rate will be given the option of moving to the full Federal PPS rate. The Company has identified 18 facilities that will benefit from the full Federal PPS rate and has filed the necessary applications for this to occur. Certain other Part A changes, of lesser significance to the Company, are included in the BBRA. The Part B revision is the placement of a two year moratorium on the $1,500 cap on speech, physical and occupational therapy. The moratorium is effective on January 1, 2000 and applies to home health, therapy clinics, and nursing homes. The Part B revision has a favorable impact on the Company's revenue.

    Average occupancy in nursing facilities for the six months ended June 30, 2000 and 1999 was 87.1% and 85.8%, respectively; and for assisted living facilities, 84.2% and 78.3%, respectively.

Medical supplies and outpatient therapy revenue decreased $19.4 million resulting from the disposal of operations in 2000 and 1999.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1999

REVENUES

    Revenues in the three months ended June 30, 2000 were $232.1 million, representing a decrease of $17.0 million (6.8%) from $249.1 million in the three months ended June 30, 1999. The decrease in revenues of $17.0 million included reductions in nursing and assisted living centers revenues of $6.1 million, medical supplies and outpatient therapy revenues of $10.6 million and other revenues of $0.3 million.

    The decrease in nursing and assisted living centers revenues of $6.1 million included a decrease of $16.1 million from divestitures, net of the opening of newly constructed facilities. Revenues from facilities which the Company operated during each of 2000 and 1999 ("same-facility"), increased $10.0 million (4.6%) when comparing periods. Same-facility revenues increased approximately $2.4 million as a result of the accrual in June for blood glucose revenue for the period of October 1, 1997 through June 30, 2000 due to favorable rulings regarding reimbursement litigation with the Company's intermediary. The remaining $7.6 million increase in same-facility revenues was due to improvement in mix and increased rates. The Company's average daily Medicare Part A rate declined to $302 in the second quarter of 2000 compared to $323 in the comparable 1999 period. This was offset by improvements in the Medicaid and private pay rates.

    The decrease in medical supplies and outpatient therapy revenues of $10.6 million (81.4%) resulted from divestitures during 2000 and 1999. The most significant impact was $7.8 million attributable to the home health operation divestiture, which took place in the fourth quarter of 1999.

OPERATING AND GENERAL AND ADMINISTRATIVE COSTS

    Operating and general and administrative costs decreased $8.7 million or 3.9% between periods. The decrease included decreases in costs relating to divestitures and closed operations, net of acquisitions and newly constructed facilities, of approximately $25.6 million. The remaining increase in operating and general and administrative costs of $16.9 million (8.7%) included an increase in wage-related costs of $14.2 million, offset partially by a decrease in costs of $11.0 million due to the reduction in contract therapists, and an increase in insurance expense and liability costs of $13.7 million. The increase in wage-related costs included increases of $13.8 million due to staffing of internal therapists at the nursing facilities replacing the contract therapists, along with incentives to attract and retain qualified personnel and an increase in workers' compensation costs of $0.4 million due to higher premiums in 2000. Insurance and liability claim costs increased $13.7 million due to first-time liability deductibles and increased premiums due to claim experience.

LEASE COSTS, DEPRECIATION AND AMORTIZATION

    Total lease costs and depreciation and amortization decreased $2.3 million when comparing 2000 to 1999. Lease costs decreased $1.0 million including $0.6 million as a result of divestitures and $0.4 million due to capitalization of a computer lease obligation which had been accounted for as an operating lease during the second quarter of 1999. Depreciation and amortization expense decreased $1.3 million primarily due to the related goodwill of the 1999 divestitures of the home health operation and six nursing facilities in Florida.

INTEREST

    Net interest expense decreased $1.0 million to $11.2 million in the three months ended June 30, 2000 compared with $12.2 million in the comparable period in 1999. The decrease was primarily due to a decease in the average debt level to $479.8 million during the second quarter of 2000 compared to $585.9 million during the second quarter of 1999 resulting from the Company's use of various 2000 and 1999 divestiture proceeds to pay-down debt. This was partially offset by an increase in the weighted average interest rate of all long-term debt to 9.67% during the second quarter of 2000 compared to approximately 8.62% during the second quarter of 1999.

LOSS ON DISPOSAL OF ASSETS AND OTHER ITEMS

    The Company sold a previously closed nursing facility on May 15, 2000 and another previously closed nursing facility on June 9, 2000 for $2.0 million and $0.7 million, respectively. The sales on the two facilities resulted in a pretax loss of $1.5 million. In 1999, the Company sold a nursing facility for $4.3 million resulting in a pretax gain of $0.6 million. In addition, the Company recorded $0.3 million in severance costs related to certain staff reductions in 1999.

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION, AMORTIZATION AND RENT ("EBITDAR")

    EBITDAR declined to $16.5 million in the second quarter of 2000 from $24.9 million in the comparable period in 1999 and represented 7.1% and 10.0%, respectively, of revenue. While the Company succeeded in reducing costs in excess of reductions in Medicare PPS rates, declines in EBITDAR were realized primarily due to loss of earnings from asset dispositions in 2000 and 1999 and increased insurance costs.

START-UP COSTS

    The Company has absorbed pre-tax start-up losses associated with newly constructed facilities in the second quarter of 2000 of $0.6 million compared to $1.3 million in the second quarter of 1999. The $0.7 million decrease when comparing periods was due to the timing of facility openings in 2000 versus 1999.

INCOME TAXES

    Income tax benefits in the three months ended June 30, 2000 increased to $3.9 million from $1.6 million benefit in the comparable period in 1999 as a result of increased losses.


NET LOSS

    The net loss in the three months ended June 30, 2000 was $7.9 million compared to a net loss of $3.3 million in the comparable period in 1999. The net loss prior to loss on disposal of assets and other items was $6.9 million for the three months ended June 30, 2000 compared to net loss of $3.4 million in the comparable period in 1999, a decrease of $3.5 million.


SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1999

REVENUES

    Revenues in the six months ended June 30, 2000 were $460.0 million, representing a decrease of $30.7 million (6.2%) from $490.7 million in the six months ended June 30, 1999. The decrease in revenues of $30.7 million included reductions in nursing and assisted living centers revenues of $10.6 million, medical supplies and outpatient therapy revenues of $19.4 million and other revenues of $0.7 million.

    The decrease in nursing and assisted living centers revenues of $10.6 million included a decrease of $32.0 million from divestitures, net of the opening of newly constructed facilities. Revenues from facilities, which the Company operated during each of 2000, and 1999 ("same-facility"), increased $21.4 million (5.1%) when comparing periods. Same-facility revenues increased approximately $2.4 million as a result of one more day in 2000 when compared to 1999. Same-facility revenues, on a same-day basis, increased $19.0 million including $2.4 million as a result of the accrual for blood glucose revenue for the period of October 1, 1997 through June 30, 2000 due to favorable rulings regarding reimbursement litigation with the Company's intermediary. The remaining $16.6 million increase is primarily due to improvement in mix and increased rates. The Company's average daily Medicare Part A rate declined to $296 in the second quarter of 2000 compared to $323 in the comparable 1999 period. This was offset by improvements in the Medicaid and private pay rates.

    The decrease in medical supplies and outpatient therapy revenues of $19.4 million (79.6%) resulted from divestitures during 2000 and 1999 (primarily home health operations of $15.6 million).

OPERATING AND GENERAL AND ADMINISTRATIVE COSTS

    Operating and general and administrative costs decreased $13.2 million or 3.0% between periods. The decrease included decreases in costs relating to divestitures and closed operations, net of acquisitions and newly constructed facilities, of approximately $50.5 million. The remaining increase in operating and general and administrative costs of $37.3 million (9.7%) included an increase in wage-related costs of $32.8 million, offset partially by a decrease in costs of $23.1 million due to the reduction in contract therapists, and an increase in insurance expense and liability costs of $27.6 million. The increase in wage-related costs included increases of $31.6 million due to staffing of internal therapists at the nursing facilities replacing the contract therapists, along with incentives to attract and retain qualified personnel and an increase in workers' compensation costs of $1.2 million due to higher premiums in 2000. Insurance and liability claim costs increased $27.6 million due to first-time liability deductibles and increased premiums due to claim experience.

LEASE COSTS, DEPRECIATION AND AMORTIZATION

    Total lease costs and depreciation and amortization decreased $3.8 million when comparing 2000 to 1999. Lease costs decreased $1.2 million as a result of divestitures. Depreciation and amortization expense decreased $2.6 million primarily due to the related goodwill of the 1999 divestitures of the home health operation and six nursing facilities in Florida.

INTEREST

    Net interest expense decreased $0.9 million to $23.3 million in the six months ended June 30, 2000 compared with $24.2 million in the comparable period in 1999. The decrease was primarily due to a decrease in the average debt level to $503.0 million during the first six months of 2000 compared to $586.0 million during the first six months of 1999 resulting from the Company's use of various 2000 and 1999 divestiture proceeds and income tax refund to pay-down debt. This was partially offset by an increase in the weighted average interest rate of all long-term debt to approximately 9.52 % during the first six months of 2000 compared to approximately 8.53% during the first six months of 1999. Less favorable investment earnings and fewer investments in 2000 compared to 1999 also affected net interest expense.

LOSS (GAIN) ON DISPOSAL OF ASSETS AND OTHER ITEMS

    The Company sold a previously closed nursing facility for $2.0 million on May 15, 2000 and another previously closed nursing facility for $0.7 million on June 9, 2000 resulting in losses of $0.5 million and $1.1 million, respectively, before taxes. The Company sold seven outpatient therapy facilities for $0.6 million on February 29, 2000 resulting in a pre-tax loss of $0.1 million. The sale of a Florida Certificate of Need during 2000 resulted in a pretax gain of $0.3 million while severance costs for non-essential personnel resulted in a loss of $0.4 million. In 1999 the Company sold a nursing facility for $4.3 million resulting in a pretax gain of $0.6 million and recorded $0.3 million in severance costs related to certain staff reductions.

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION, AMORTIZATION AND RENT ("EBITDAR")

    EBITDAR declined to $28.3 million in the first six months of 2000 from $45.8 million in the comparable period in 1999 and represented 6.1% and 9.3%, respectively, of revenue. While the Company succeeded in reducing costs in excess of reductions in Medicare PPS rates, declines in EBITDAR were realized primarily due to loss of earnings from asset dispositions in 2000 and 1999 and increased insurance costs.

START-UP COSTS

    The Company has absorbed pre-tax start-up losses associated with newly constructed facilities in the first six months of 2000 of $1.0 million compared to $2.6 million in the first six months of 1999. The $1.6 million decrease when comparing periods was due to the timing of facility openings in 2000 versus 1999.

INCOME TAXES

    Income tax benefit in the six months ended June 30, 2000 increased to a $9.8 million from $4.4 million in the comparable period in 1999 as a result of increased losses.


NET LOSS

    The net loss in the six months ended June 30, 2000 was $18.4 million compared to a net loss of $9.0 million in the comparable period in 1999. The net loss prior to loss on disposal of assets and other items was $17.3 million for the six months ended June 30, 2000 compared to net loss of $9.2 million in the comparable period in 1999, a decrease of $8.1 million.

POTENTIAL ASSET DISPOSITION

    The Company is presently negotiating the sale of certain assets in Florida. The dispositions are subject to a number of contingencies, including approval of the Company's banking group. If completed, the sales will likely result in a loss to the Company in the range of $10 million to $30 million. The Company has not recorded a further write-down of the assets at June 30, 2000 because of the uncertainty of completion of the sales and the fact that projected cash flows of the assets are sufficient to recover their carrying value.

LIQUIDITY AND CAPITAL RESOURCES

    The Company had cash and cash equivalents of $2.7 million at June 30, 2000 and $2.9 million at December 31, 1999. Cash flow generated from operations before working capital changes was $26.7 million for the six months ended June 30, 2000 compared with cash flow generated from operations of $22.1 million in the comparable period of 1999. The increase in cash flow from operations is the result of an increase in operating earnings before provision for self-insured liabilities.

    Overall cash from operating activities was $18.7 million for the six months ended June 30, 2000 as compared to $5.6 million in the first six months of 1999. The Company experienced a decrease in working capital since December 31, 1999, excluding cash and borrowings included in current liabilities, of $43.1 million.

    The decrease in working capital resulted from a decrease in taxes recoverable of $46.2 million, a decrease in accounts receivable of $7.1 million, and a $1.8 million decrease in current trust funds. These decreasing components of working capital were partially offset by an increase in inventories, supplies and prepaid expenses of $3.7 million, a $6.4 million decrease in accounts payable and accrued liabilities, and a decrease in insurance due to affiliates and other amounts due to shareholder of $1.4 and $0.5 million, respectively.

    Taxes recoverable decreased from $70.5 million at December 31, 1999 to $24.3 million at June 30, 2000, representing a decrease of $46.2 million. The decrease was due to a tax refund of $47.3 million partially offset by a current year tax benefit of $1.1 million.

    Accounts receivable at June 30, 2000, were $141.2 million compared with $148.3 million at December 31, 1999, representing a decrease of $7.1 million. The reduction in accounts receivable included a $1.7 million decrease within the nursing operations and a decline of $5.4 million within the medical supplies and outpatient therapy operations. Billed patient care and other receivables decreased $9.1 million while third-party payer settlement receivables increased $7.4 million within the nursing operations. The decrease in billed patient care receivables of $9.1 million included a decrease of $10.2 million due to an improvement in collection efforts by the Company between periods. The remaining increase of $1.1 million reflects an increase of $9.8 million due to rate increases, partially offset by a decrease of $8.7 million due to the sale or closure of nursing facilities. The increase in settlement receivables of $7.4 million between periods included increases of $1.6 million for anticipated Medicare reimbursement for uncollectible coinsurance amounts and $10.6 million as a result of Medicare cost report settlements. These increases were offset by collections from Medicare for 1999 uncollectible coinsurance amounts of $2.9 million, $1.3 million as a result of Medicaid settlements and $0.6 million of collections from Pennsylvania for prior years rate increases. The decrease in medical supplies and outpatient therapy receivables of $5.4 million between periods is due to a reduction in home health receivables of $6.5 million resulting from the sale of this operation in November, 1999, partially offset by an increase of other receivables of $1.1 million.

    Property and equipment decreased $21.7 million from December 31, 1999 to a total of $588.6 million at June 30, 2000. The decrease was the result of depreciation expense of $21.1 million, asset disposals of $5.3 million and a decrease in equipment of $1.2 million resulting from the buy-out of a capital lease. These decreases were offset by capital expenditures and asset transfers of $5.9 million.

    Total borrowings, including bank indebtedness and both current and long-term maturities of debt, totaled $474.4 million at June 30, 2000 for a decrease of $61.7 million from December 31, 1999. The decrease was attributable to the use of $25.0 million from a tax refund and $2.0 from the sale of a nursing facility to paydown the Tranche A and Tranche B term loans, the payment of a mortgage loan of $1.7 million using funds from a previously established trust fund, draw-downs on the Revolving Credit Facility of $18.0 million and the use of operating cash to reduce bank indebtedness and the current debt for scheduled repayments. The weighted average interest rate of all long-term debt was 8.71% at June 30, 2000 and such debt had maturities ranging from 2000 to 2014.

    During the second quarter of 1999, the Company amended its Senior Credit Facility. The terms of the amendments to the Credit Facility included a provision by which the Company waived its right to $25.0 million of the Revolving Credit Facility, and increased the applicable interest rate margins to the pricing matrix pertaining to the Company's Revolving Credit Facility and Tranche A Term Loan, such that the interest rate would range from 0.75% to 2.75% for Eurodollar loans and 0.50% to 2.00% for base rate loans. The applicable margin for the Tranche B Term Loan increased to 3.00% for Eurodollar loans and a range of 1.25% to 2.75% for base rate loans. As of June 30, 2000, the applicable margin under the Revolving Credit Facility and Tranche A Term Loan were 2.50% for Eurodollar loans and 1.75% for base rate loans, and the applicable margin under the Tranche B Term Loan was 3.00% for Eurodollar loans and 2.50% for base rate loans. On March 16, 2000 the Company negotiated specific terms in the Credit Facility relating to the accounting of provisions for Medicare cost report settlements and non-cash provisions for general and professional liability claims.

    At June 30, 2000 the Company had a $200 million Revolving Credit Facility, of which the Company waived access to $25 million, pursuant to the terms negotiated in the second quarter of 1999. Borrowing availability under this line of credit totaled $35.5 million at June 30, 2000 (net of letters of credit in the amount of $36.5 million and the $25.0 million undrawn and unavailable requirement per the amendment to the Senior Credit Facility).

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

Quantitative Disclosures

The Company is a party to several interest rate swap agreements to reduce the impact of changes in interest rates on certain of its floating rate long-term debt. The first agreement, entered into in 1995, effectively changes the Company's interest rate exposure on $32 million of floating rate Industrial Development Bonds due in 2014 to a fixed rate of 4.155% through October 2000. During 1998, the Company entered into five agreements (each $50 million of notional value) with three banks which effectively changes the interest rates on LIBOR based borrowings to fixed rates ranging from 5.53% to 5.84% plus applicable margins, for periods over three to seven years. The differential between the fixed rates and the variable rate interest to be paid or received will be accrued as interest rates change and recognized over the life of the agreement. The Company may be exposed to credit loss in the event of non-performance by the banks under the swap agreements but does not anticipate such non-performance. In 1999, the Company terminated three agreements (each $50 million in notional value) reducing its hedging period from seven to four years. The first two agreements were disposed of at no cost or material gain to the Company. The third termination resulted in a cash payment to the Company of $0.3 million which is being amortized over the term of the underlying credit agreement. Management will continue to monitor the interest rate exposure and adjust hedging levels to reflect outstanding debt levels. Interest income for the quarter ended June 30, 2000 includes $0.2 million of net income, resulting in year-to-date income of $0.3 million. The component of this amount relating to the hedges' ineffectiveness was not deemed material.

Since the Company has not adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," changes in the fair value of interest rate swaps designed to hedge the variability of cash flows associated with the floating-rate, long-term debt obligations are not reported in accumulated other comprehensive income (AOCI). In addition, the Financial Accounting Standards Board has voted to delay the effective date of this statement to years beginning after June 15, 2000. If this statement were adopted as of June 30, 2000, AOCI would reflect a gain of $1.6 million based upon quoted market prices provided by the financial institutions which are counterparts to the swaps. Changes in the fair values of the stock and warrant holdings are reported in AOCI net of related deferred tax accruals required under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The amount reflected in AOCI for 2000 related to stock and warrant holdings equals a loss of $0.7 million. The estimated net amount of the gains or losses that are expected to be reclassified into earnings within the next 12 months is uncertain due to the uncertainty of stock market conditions and the interest rate environment.

As of June 30, 2000, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with variable-rate, long-term debt is four years from the inception date of the swap agreement.

The table below presents principal (or notional) amounts and related weighted average interest rates by year of maturity for the Company's debt obligations and interest rate swaps.


                           ----------------------------------------------------------------------------------------
                                                                                                           FAIR
                           2000      2001        2002       2003       2004       THEREAFTER   TOTAL       VALUE
                           ----------------------------------------------------------------------------------------
Long-term Debt
   Fixed Rate              4,439     1,770       675        676        259        207,712      215,531     203,960
   Average Interest Rate   9.28%     9.30%       9.30%      9.31%      9.31%      9.31%        9.30%
   Variable Rate           4,366     9,690       10,901     113,915    83,651     36,318       258,841     240,282
   Average Interest Rate   8.77%     8.76%       8.74%      8.33%      5.13%      5.13%        7.47%
Interest Rate Swaps
   Variable to Fixed       32,000    0           50,000     50,000     0          0            132,000     1,633
   Average Pay Rate        5.28%     5.63%       5.63%      5.735%     0.00%      0.00%        5.57%
   Average Receive
    Rate                   6.32%     6.83%       6.83%      6.83%      0.00%      0.00%        6.70%




The above table incorporates only those exposures that exist as of June 30, 2000 and does not consider those exposures or positions which could arise after that date or future interest rate movements. As a result, the information presented above has limited predictive value. The Company's ultimate results with respect to interest rate fluctuations will depend upon the exposures that arise during the period, the Company's hedging strategies at the time and interest rate movements.

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

    None

ITEM 5. Other Information

    None

ITEM 6. Exhibits and Reports on Form 8-K

(a) List of Exhibits:

   11.0 Computation of earnings per share for the three months and six months ended June 30, 2000.

   27.0 Financial Data Schedule

(b) Reports on Form 8-K

    There were no reports on Form 8-K filed during the three months ended June 30, 2000.

                        EXTENDICARE HEALTH SERVICES, INC.

                                  EXHIBIT INDEX

Exhibit No.        Description


    11.0 Computation of earnings per share for the three months and six months ended June 30, 2000.

    27.0 Financial Data Schedule

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTENDICARE HEALTH SERVICES, INC.

Date: August 14, 2000                  By: /s/  Mark W. Durishan
                                        Mark W. Durishan
                                        Vice President, Chief Financial Officer,
                                        Treasurer and Director (principal
                                        financial officer and principal
                                        accounting officer)