Form 10-Q
period 2000-09-30
EXTENDICARE HEALTH SERVICES INC
filed 2000-11-14
CIK 1052024

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2000 OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

Commission File Number 333-43549



                                 EXTENDICARE HEALTH SERVICES, INC.

                     (Exact Name of Registrant as Specified in its Charter)

        DELAWARE                                  8051                          98-0066268
(State or other Jurisdiction of       (Primary Standard Industrial           (I.R.S. Employe
Incorporation or Organization)         Classification Code Number)        Identification Number)

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




                                                   EXTENDICARE HEALTH SERVICES, INC.
                                                                INDEX

 PART I.                                               FINANCIAL INFORMATION                                           PAGE


 Item 1              Condensed Financial Statements:



                     Consolidated  Statements of Operations for the three months and nine months ended September 30,      3
                     2000 and 1999

                     Consolidated Balance Sheets September 30, 2000 and December 31, 1999                                 4

                     Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and 1999          5

                     Notes to Condensed Consolidated Financial Statements                                                 6


  Item 2             Management's Discussion and Analysis of Financial Condition and Results of Operation                 8



  Item 3             Quantitative and Qualitative Disclosures about Market Risk                                          17


 PART II.            OTHER INFORMATION

  Item 1             Legal Proceedings                                                                                   19


  Item 2             Change in Securities                                                                                19


  Item 3             Defaults Upon Senior Securities                                                                     19


  Item 4             Submission of Matters to a Vote of Security Holders                                                 19


  Item 5             Other Information                                                                                   19


  Item 6             Exhibits and Reports on Form 8-K                                                                    19


SIGNATURES                                                                                                               20


                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                                                   EXTENDICARE HEALTH SERVICES, INC.

                                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                                        (Dollars in Thousands)
                                                             (Unaudited)


                                                  THREE MONTHS           THREE MONTHS           NINE MONTHS       NINE MONTHS
                                                      ENDED                  ENDED                 ENDED             ENDED
                                                SEPTEMBER 30, 2000     SEPTEMBER 30, 1999   SEPTEMBER 30, 2000  SEPTEMBER 30, 1999
                                                ------------------     ------------------   ------------------  ------------------


REVENUES:

  Nursing and assisted living centers              $ 225,661              $ 239,262             $ 677,072          $ 701,272
  Medical supplies and outpatient therapy              2,478                 10,834                 7,458             35,220
  Other                                                1,971                  2,370                 5,589              6,646
                                                   ---------              ---------             ---------          ---------
                                                     230,110                252,466               690,119            743,138

COSTS AND EXPENSES:
  Operating                                          214,499                208,772               624,166            632,820
  General and administrative                          11,350                 11,120                33,433             31,989
  Lease costs                                          4,586                  4,968                13,149             14,768
  Depreciation and amortization                       11,189                 13,067                34,074             38,543
  Interest expense                                    11,285                 13,742                35,221             38,749
  Interest income                                       (325)                  (159)                 (956)              (977)
  Loss  (gain) on disposal of assets and other          (940)                 1,750                   786              1,474
items                                              ---------              ---------             ---------          ---------
                                                     251,644                253,260               739,873            757,366
                                                   ---------              ---------             ---------          ---------
LOSS BEFORE PROVISION FOR INCOME TAXES               (21,534)                  (794)              (49,754)           (14,228)

Provision for income taxes                             7,786                   (859)               17,601              3,505
                                                   ---------              ----------            ---------          ---------
LOSS BEFORE MINORITY INTERESTS AND
EXTRAORDINARY ITEM                                   (13,748)                (1,653)              (32,153)           (10,723)

Minority interests                                        --                     47                    --                 68
                                                   ---------              ---------             ---------          ---------

LOSS BEFORE EXTRAORDINARY ITEM                       (13,748)                (1,606)              (32,153)           (10,655)

Extraordinary loss on early retirement of
debt (net of income taxes $246)                         (436)                    --                  (436)                --
                                                   ---------             ----------             ---------          ---------

NET LOSS                                           $ (14,184)             $  (1,606)            $ (32,589)         $ (10,655)
                                                   =========              =========             =========          =========

PER COMMON SHARE:

Loss before extraordinary item                           (15)                    (1)                  (34)               (11)

Extraordinary item                                        --                     --                    --                 --
                                                    --------              ---------             ---------          ---------

 Loss per common share                             $     (15)             $      (1)            $     (34)         $     (11)
                                                   =========              =========             -========          =========

     The accompanying notes are an integral part of these condensed consolidated financial statements.




                                                   EXTENDICARE HEALTH SERVICES, INC.

                                                     CONSOLIDATED BALANCE SHEETS

                                               SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                                                     (Dollars in Thousands)
                                                           (Unaudited)



                                ASSETS                                      SEPTEMBER 30, 2000           DECEMBER 31, 1999
                                                                            ------------------           -----------------
                                                                                (UNAUDITED)


 CURRENT ASSETS:
   Cash and cash equivalents                                                       $    2,417                   $    2,941
   Accounts receivable, less
        allowances of $28,418 and $24,949, respectively                               141,168                      148,348
   Inventories, supplies and prepaid expenses                                           7,327                        8,882
   Deferred state income taxes                                                          4,899                        4,185
   Debt service trust funds                                                               223                        1,934
   Due from shareholder -
       Federal income taxes receivable                                                  3,192                       47,813
       Deferred Federal income taxes                                                   22,190                       19,684
                                                                                   ----------                   ----------
       Total current assets                                                           181,416                      233,787

 PROPERTY AND EQUIPMENT, NET                                                          537,987                      610,343
 GOODWILL AND OTHER INTANGIBLE ASSETS, NET                                             84,211                       87,143
 OTHER ASSETS                                                                          86,606                       43,175
                                                                                   ----------                   ----------
                                                                                   $  890,220                   $  974,448
                                                                                   --========                   ==========



                       LIABILITIES AND SHAREHOLDER'S EQUITY

 CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                                        $  110,377                      128,722
   Current due to shareholder
                                                                                        9,661                       16,513
   Current maturities of long-term debt                                                11,860                       21,705
   Bank indebtedness                                                                    7,753                        5,895
   Income taxes payable                                                                 1,587                        1,174
                                                                                   ----------                    ---------
        Total current liabilities                                                     141,238                      174,009


 ACCRUAL FOR SELF-INSURED LIABILITIES                                                  39,971                           --

LONG-TERM DEBT                                                                        424,164                      508,450

 OTHER LONG-TERM LIABILITIES                                                           45,981                        8,451

 DUE TO SHAREHOLDER AND AFFILIATES
       Deferred Federal income taxes and other                                         29,250                       39,846

 DEFERRED STATE INCOME TAXES                                                            3,715                        5,141

 MINORITY INTERESTS                                                                        --                          656

 SHAREHOLDER'S EQUITY:
  Common stock, $1 par value, 1,000 shares authorized,
       947 shares issued and outstanding                                                    1                            1
  Additional paid-in capital                                                          208,787                      208,787
  Accumulated other comprehensive loss                                                 (2,495)                      (3,090)
                                                                                         (392)                      32,197
  Retained earnings (accumulated deficit)                                          ----------                   ----------

       Total shareholder's equity                                                     205,901                      237,895
                                                                                   ----------                   ----------
                                                                                   $  890,220                   $  974,448
                                                                                   ==========                   ==========

                  The accompanying notes are an integral part of these condensed consolidated financial statements.

                       EXTENDICARE HEALTH SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                         NINE MONTHS                    NINE MONTHS
                                                                            ENDED                          ENDED
                                                                      SEPTEMBER 30, 2000             SEPTEMBER 30, 1999
                                                                      ------------------             ------------------

     OPERATING ACTIVITIES:
     Net loss                                                              $ (32,589)                      $(10,655)
     Adjustments to reconcile net loss to net cash
           Provided from operating activities:
           Depreciation and amortization                                      35,531                         40,120
           Provision for uncollectible accounts receivable                     8,576                          9,809
           Provision for self-insured liabilities
           Payment of self-insurance liability claims                         36,000                             --
           Provision for punitive damages                                       (358)                            --
           Loss  on disposal of assets and other items                         9,000                             --
           Deferred income taxes                                             (15,638)                         1,697
           Extraordinary loss on early retirement of debt                        436                             --
           Minority interests                                                     --                            (68)

     Changes assets and liabilities:
           Accounts receivable                                                (3,923)                          9,392
           Inventories, supplies and prepaid expenses                          1,633                           (258)
           Debt service trust funds                                            1,710                            (42)
           Accounts payable and accrued liabilities                          (20,280)                       (18,426)
           Income taxes payable/receivable                                       412                         (3,612)
                                                                     ---------------                   ------------
             Cash provided from operating activities                          21,296                         29,049

     INVESTING ACTIVITIES:
           Payments for purchase of property and equipment                    (9,850)                       (17,912)
           Proceeds from sale of property and equipment                        5,989                          8,959
           Proceeds received from divestiture agreement                       30,000                            --
           Income taxes recovered (paid) on disposal of assets                47,283                        (25,000)
           Changes in other non-current assets                                (2,454)                         2,172
                                                                     ---------------                   ------------
         Cash provided from (used for) investing activities                   70,968                        (31,781)

     FINANCING ACTIVITIES:
           Proceeds from issuance of long-term debt                            3,048                         50,000
           Other long-term liabilities                                        (1,471)                        (5,814)
           Payments of long-term debt                                        (95,635)                       (45,896)
           Bank indebtedness                                                   1,859                          4,793
           Distribution of minority interests' earnings                         (589)                           (51)
                                                                     ---------------                   ------------
            Cash (used for) provided from financing activities               (92,788)                         3,032
                                                                     ---------------                   ------------
     (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                           (524)                           300

     CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD                             2,941                          1,084
                                                                     ---------------                   ------------
     CASH AND CASH EQUIVALENTS END OF PERIOD                                $  2,417                       $  1,384
                                                                     ===============                   ============

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

2- RECENTLY ISSUED ACCOUNTING STANDARD

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133's effective date was delayed one year under recently issued SFAS 137. Thus, the effective date for SFAS 133 is for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 138 was recently issued to amend SFAS No. 133. SFAS 133 and 138 require that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is currently analyzing the impact of SFAS 133 and 138 but does not expect the SFAS to significantly impact the Company's financial position, results of operations or disclosures.

3- COMMITMENTS AND CONTINGENCIES

Capital Expenditures

    As of September 30, 2000, the Company had capital expenditure purchase commitments outstanding of approximately $5.9 million.

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

    On September 27, 2000 the Company received notification of a favorable ruling in its worker's compensation case from the Provider Reimbursement Review Board which indicates the Company should be successful in recovering $10.0 million to $12.0 million. If the Company is successful in the matter, the settlement will be recorded in the fourth quarter. The Fiscal Intermediary has made an appeal to the administrator to reconsider an appeal of the ruling. A decision is anticipated by November 30, 2000.

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

    On September 27, 2000 a jury in Florida returned a verdict of $3.0 million in compensatory damages and $17.0 million in punitive damages against two subsidiaries of the Company in respect to the care of a resident. Florida state statutes provide that the judgement for the total amount of punitive damages in civil action, with some exception, may not exceed three times the amount of compensatory damage. Punitive damages are not generally covered by insurance and though final judgement on the case remains outstanding, the Company has recorded a provision of $9.0 million. The Company intends to aggressively pursue all appellant remedies available, but has in any event, provided for three times the compensatory damages. This case is one in a series of lawsuits within the long term care industry against nursing home providers in Florida.

    The U.S. Department of Justice and other Federal agencies are increasing resources dedicated to regulatory investigations and compliance audits of health-care providers. The Company is diligent to these regulatory efforts.

Subsequent Event

     On October 20, 2000, the Company received notification from the State of Indiana recommending to Health Care Financing Administration (HCFA) a nursing home in Indiana lose its certification under the Medicare and Medicaid systems. At this point in time, the Company is awaiting formal notification from HCFA, but has already submitted an appeal and has commenced action to rectify the deficiencies alleged by the State. The Company remains confident in its ability to rectify the deficiencies but at this time can not ascertain any loss in revenues or additional cost that it may incur.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION &
RESULTS OF OPERATION

    The Company is one of the largest providers of long-term care and related services in the United States. The Company operated 178 nursing (17,985 operational beds) and 42 assisted living and retirement facilities (1,950 units) at September 30, 2000. The Company's facilities are located in 14 states.

SIGNIFICANT EVENTS IN 2000 AND 1999

    The following is a summary of significant events in the nine months ended September 30, 2000 and September 30, 1999, respectively.

LOSS (GAIN) ON DISPOSAL OF ASSETS AND OTHER ITEMS

    On September 19, 2000 the Company disposed of eleven Florida nursing facilities (1,435 operational beds) and four Florida assisted living facilities (135 units) to Greystone Tribeca ("Greystone") for initial cash proceeds of $30.0 million and contingent consideration in the form of a series of interest bearing notes which have an aggregate potential value of up to $30.0 million plus interest. The notes have a maximum term of three and one half years and may be retired at any time out of the proceeds from the sale or refinancing of the facilities by Greystone. During the term of the notes, the Company retains the right of first refusal and an option to repurchase the facilities in March 2004, which if not accepted will trigger repayment of the balance of the notes. The option to repurchase, along with the significant portion of the sales price being contingent, results in the disposition being accounted for as a deferred sale in accordance with SFAS 66. There will be no gain or loss recorded on the initial transaction, and the Company will continue to depreciate the fixed assets on its records, which as of September 30, 2000 had a net book value of $42.2 million and have been classified under "Other Assets" as `Assets held under Divestiture Agreement'. The initial cash proceeds has been classified within "Other Long Term Liabilities" in the balance sheet as "Deposits held under Divestiture Agreement". Additional payments received, including interest, will increase the deposits net of carrying costs paid. On July 14, 2000 the Company also sold one nursing facility (119 operational beds) for $2.8 million. The sale resulted in a pretax gain of $0.9 million. The Company applied the net after tax proceeds from these transactions of $29.5 million to reduce debt.

    On June 30, 2000, the lease at one of the Company's nursing homes (75 operational beds) expired and was not renewed. Certain equipment assets of the Company were sold for $0.1 million.

    During the second quarter, the Company sold two previously closed nursing facility on May 15, 2000 for $2.0 million and another on June 9, 2000 for $0.7 million resulting in pretax losses of $0.5 million and $1.1 million, respectively. On February 29, 2000, the Company sold seven outpatient therapy facilities resulting in a pretax loss of $0.1 million. The Company applied the net after tax proceeds of $2.0 million from these transactions to reduce debt.

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

RESULTS OF OPERATIONS

    The following table sets forth details of revenues and earnings as a percentage of total revenues:

                                                              THREE MONTHS       NINE MONTHS
                                                                  ENDED             ENDED
                                                              SEPTEMBER 30       SEPTEMBER 30
                                                           ------------------ ------------------
                                                             2000     1999      2000      1999
                                                           -------- --------  --------  --------
    Revenues
      Nursing and assisted living centers.............        98.1%    94.8%     98.1%     94.4%
      Medical supplies and outpatient therapy.........         1.1      4.3       1.1       4.7
      Other...........................................         0.8      0.9       0.8       0.9
                                                             -----    -----     -----     -----
                                                             100.0    100.0     100.0     100.0
    Operating and general and administrative costs....        98.1     87.1      95.3      89.4
    Lease, depreciation and amortization..............         6.9      7.1       6.8       7.2
    Interest, net.....................................         4.8      5.4       5.0       5.1
    Loss (gain) on disposal of assets and other items.        (0.4)     0.7       0.1       0.2
                                                             -----    -----     -----     -----
    (Loss) before taxes...............................        (9.4)    (0.3)     (7.2)     (1.9)
    (Benefit) from income taxes.......................        (3.4)     0.3      (2.5)     (0.5)
                                                             -----    -----     -----     -----
    (Loss) before minority interest and extraordinary         (6.0)    (0.6)     (4.7)     (1.4)
    item                                                     -----    -----     -----     -----
    Extraordinary item                                         0.2      -         -         -
                                                             =====    =====     =====     =====
     Net (loss)......................................        (6.2)    (0.6)     (4.7)     (1.4)
                                                             =====    =====     =====     =====


REVENUES

The Company's revenues are derived through the provision of healthcare services in its network of facilities, including long-term care services such as skilled nursing care, assisted living and other specialized medical services such as subacute care, rehabilitative therapy and, prior to November 1999, the provision of medical equipment, supplies and services. Nursing and assisted living center revenues are derived from the provision of routine and ancillary services for the Company's residents. Medical supplies and outpatient therapy revenues are derived from providing medical supplies and outpatient therapy services to outpatients and individuals in their own home or at Company owned clinics. Medical supplies and outpatient therapy revenue decreased $27.7 million resulting from the disposal of operations in 2000 and 1999.

The Company derives its revenue from Medicare, Medicaid and private pay sources. The following table details the Company's private pay, Medicare and Medicaid sources of revenue by percentage of total revenue:


                                  THREE MONTHS       NINE MONTHS
                                      ENDED             ENDED
                                  SEPTEMBER 30      SEPTEMBER 30
                               ------------------ -----------------
                                 2000      1999     2000     1999
                               --------  -------- -------- --------

    Private Pay..........         37%       36%      37%      36%
    Medicare.............         20%       22%      21%      23%
    Medicaid.............         43%       42%      42%      41%


    Effective January 1, 1999, all of the Company's facilities were on the Medicare Prospective Payment System (PPS), most of which were subject to the three-year phase-in provisions. On November 16, 1999, Congress and the President reached agreement on a package of Medicare program revisions that restored some of the long-term care industry funding that had been eliminated or excluded by the Balanced Budget Act. The Balanced Budget Refinement Act ("BBRA"), signed into law on November 29, 1999, makes numerous revisions over the next three years to both Medicare Part A and Part B which affect the Company. The Part A revisions included a 20% increase in the revenue value for the Federal component of the blended rate (homes subject to the full Federal rate) for 15 of the 44 Residence Utilization Group (RUGs) categories to recognize the costs associated with the more medically complex patients. The increase was originally to be effective for six months but has since been extended with no specific sunset date, though HFCA continues to work on a refinement of RUGs rates. A favorable impact on revenue through September 30, 2000 is estimated at $2.2 million. In addition, the revenue values for the Federal component of the blended rate for all of the RUGs will be increased by 4% with an effective date of October 1, 2000 through September 30, 2002. The 4% is in addition to the PPS annual inflation update of the HCFA market basket minus 1 point. Also, effective January 1, 2000, facilities receiving a phase-in PPS rate were given the option of moving to the full Federal PPS rate. The Company has identified 17 facilities to date and have filed the necessary applications in order to benefit from the full Federal PPS rate. Certain other Part A changes, of lesser significance to the Company, are included in the BBRA. The Part B revision is the replacement of a two year moratorium on the $1,500 cap on speech, physical and occupational therapy. The moratorium is effective on January 1, 2000 and applies to home health, therapy clinics, and nursing homes. The Part B revision has a favorable impact on the Company's revenue.

    Average occupancy in nursing facilities for the nine months ended September 30, 2000 and 1999 was 87.5% and 85.7%, respectively; and for assisted living facilities, 84.5% and 79.2%, respectively. Average occupancy from facilities in operation since 1998 rose to 88.0% in the third quarter of 2000 from 86.2% in the prior year.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES

    Revenues in the three months ended September 30, 2000 were $230.1 million, representing a decrease of $22.4 million (8.9%) from $252.5 million in the three months ended September 30, 1999. The decrease in revenues of $22.4 million included reductions in nursing and assisted living center revenues of $13.6 million, medical supplies and outpatient therapy revenues of $8.4 million and other revenues of $0.4 million.

    The decrease in nursing and assisted living center revenues of $13.6 million included a decrease of $18.9 million from divestitures, net of the opening of newly constructed facilities. Revenues from facilities which the Company operated during each of 2000 and 1999 ("same-facility"), increased $5.3 million (2.6%) when comparing periods. Same-facility revenues increased approximately $0.6 million in the third quarter of 2000 as a result of new blood glucose revenue due to favorable rulings received from HCFA in dealings with the Company's intermediary. The remaining $4.7 million increase in same-facility revenues was due to improvement in mix and increased rates. The Company's average daily Medicare Part A rate declined to $302 in the third quarter of 2000 compared to $323 in the comparable 1999 period. This was offset by improvements in the Medicaid and private pay rates.

    The decrease in medical supplies and outpatient therapy revenues of $8.4 million (77.1%) resulted from divestitures during 2000 and 1999. The most significant impact was $7.9 million attributable to the home health operation divestiture, which took place in the fourth quarter of 1999.

OPERATING AND GENERAL AND ADMINISTRATIVE COSTS

    Operating and general and administrative costs increased $6.0 million or 2.7% between periods. The increase included decreases in costs relating to divestitures and closed operations, net of acquisitions and newly constructed facilities, of approximately $9.6 million. The remaining increase in operating and general and administrative costs of $15.6 million (7.1%) included an increase in wage-related costs of $7.1 million, and an increase in insurance expense and liability claim provisions of $8.0 million. The increase in wage-related costs included increases of $5.3 million due to incentives to attract and retain qualified personnel along with staffing of internal therapists at the nursing facilities and replacing contract therapists, and an increase in workers' compensation costs of $1.8 million due to higher premiums in 2000. Insurance and liability claim provisions increased due to first-time liability deductibles and increased premiums due to claim experience. Other operating and general and administrative costs increased $0.6 million.

LEASE COSTS, DEPRECIATION AND AMORTIZATION

    Total lease costs, depreciation and amortization decreased $2.3 million when comparing 2000 to 1999. Lease costs decreased $0.4 million including $0.6 million as a result of divestitures and $0.4 million due to capitalization of a computer lease obligation which had been accounted for as an operating lease during the third quarter of 1999. Depreciation and amortization expense decreased $1.9 million primarily due to the related goodwill of the 1999 divestitures of the home health operation and nine nursing facilities in Florida.

INTEREST

    Net interest expense decreased $2.6 million to $11.0 million in the three months ended September 30, 2000 compared with $13.6 million in the comparable period in 1999. The decrease was primarily due to a decrease in the average debt level to $461.8 million during the third quarter of 2000 compared to $569.1 million during the third quarter of 1999 resulting from the Company's use of various 2000 and 1999 divestiture proceeds to pay-down debt. This was partially offset by an increase in the weighted average interest rate of all long-term debt to 9.78% during the third quarter of 2000 compared to approximately 9.66% during the third quarter of 1999. More favorable investment earnings during the third quarter of 2000 compared to the third quarter of 1999 also affected net interest expense.

LOSS (GAIN) ON DISPOSAL OF ASSETS AND OTHER ITEMS

    The Company sold a nursing facility on July 14, 2000 for $2.8 million. The sale of the facility resulted in a pretax gain of $0.9 million. In 1999, the Company sold two nursing facilities for $4.8 million resulting in a pretax loss of $0.3 million. In addition, the Company recorded $0.3 million in costs related to the planned shutdown of two nursing facilities.

START-UP COSTS

    The Company had no pre-tax start-up losses associated with newly constructed facilities in the third quarter of 2000 compared to $0.7 million in the third quarter of 1999.

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION, AMORTIZATION AND RENT ("EBITDAR")

    EBITDAR declined to $4.3 million in the third quarter of 2000 from $32.6 million in the comparable period in 1999. While the Company succeeded in reducing costs in excess of reductions in Medicare PPS rates, the declines in EBITDAR of $28.3 million was attributable to increased insurance and liability claim provisions of $13.8 million, the provision for the punitive damage award of $9.0 million and the loss of earnings from asset dispositions in 2000 and 1999 and increased insurance costs.

INCOME TAXES

    Income taxes in the three months ended September 30, 2000 increased to a $7.8 million benefit from a $0.9 million expense in the comparable period in 1999 as a result of increased losses.

EXTRAORDINARY ITEM

    The extraordinary loss in the third quarter of 2000 of $0.4 million relates to the write off of deferred financing costs in connection with debt reduction upon the sale of nursing and assisted living facilities.

NET LOSS

    The net loss in the three months ended September 30, 2000 was $14.2 million compared to a net loss of $1.6 million in the comparable period in 1999. The net loss prior to gain (loss) on disposal of assets and other items and extraordinary item was $14.3 million for the three months ended September 30, 2000 compared to net loss of $0.5 million in the comparable period in 1999, a decrease of $13.8 million.

    Refer to footnotes within Commitments and Contingencies and Management Discussion and Analysis of Financial Conditions & Results of Operation.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES
    Revenues in the nine months ended September 30, 2000 were $690.1 million, representing a decrease of $53.0 million (7.1%) from $743.1 million in the nine months ended September 30, 1999. The decrease in revenues of $53.0 million included reductions in nursing and assisted living centers revenues of $24.2 million, medical supplies and outpatient therapy revenues of $27.8 million and other revenues of $1.0 million.

    The decrease in nursing and assisted living center revenues of $24.2 million included a decrease of $49.5 million from divestitures, net of the opening of newly constructed facilities. Revenues from facilities, which the Company operated during each of 2000, and 1999 ("same-facility"), increased $25.3 million (3.6%) when comparing periods. Same-facility revenues increased approximately $2.4 million as a result of one more day in 2000 when compared to 1999. Same-facility revenues, on a same-day basis, increased $22.9 million including $2.9 million as a result of the accrual for blood glucose revenue for the period of October 1, 1997 through September 30, 2000 due to favorable rulings regarding reimbursement litigation with the Company's intermediary. The remaining $20.0 million increase is primarily due to improvement in mix and increased rates. The Company's average daily Medicare Part A rate declined to $302 in 2000 compared to $323 in 1999. This was offset by improvements in the Medicaid and private pay rates.

    The decrease in medical supplies and outpatient therapy revenues of $27.8 million (78.8%) resulted from divestitures during 2000 and 1999 (primarily home health operations of $23.5 million).

OPERATING AND GENERAL AND ADMINISTRATIVE COSTS

    Operating and general and administrative costs decreased $7.2 million or 1.1% between periods. The decrease included decreases in costs relating to divestitures and closed operations, net of acquisitions and newly constructed facilities, of approximately $54.7 million. The remaining increase in operating and general and administrative costs of $47.5 million (8.9%) included an increase in wage-related costs of $36.6 million, offset partially by a decrease in costs of $20.9 million due to the reduction in contract therapists, an increase in insurance expense and liability claim provisions of $31.0 million. The increase in wage-related costs included increases of $34.3 million due to staffing of internal therapists at the nursing facilities replacing the contract therapists, along with incentives to attract and retain qualified personnel and an increase in workers' compensation costs of $2.3 million due to higher premiums in 2000. Insurance and liability claim provisions increased $31.0 million due to first-time liability deductibles and increased premiums due to claim experience.

LEASE COSTS, DEPRECIATION AND AMORTIZATION

    Total lease costs and depreciation and amortization decreased $6.1 million when comparing 2000 to 1999. Lease costs decreased $1.6 million as a result of divestitures. Depreciation and amortization expense decreased $4.5 million primarily due to the related goodwill and depreciation of the 1999 divestitures of the home health operation and six nursing facilities in Florida.

INTEREST

    Net interest expense decreased $3.5 million to $34.3 million in the nine months ended September 30, 2000 compared with $37.8 million in the comparable period in 1999. The decrease was primarily due to a reduction in the average debt level to $489.3 million during the first nine months of 2000 compared to $580.3 million during the first nine months of 1999 resulting from the Company's use of various 2000 and 1999 divestiture proceeds and income tax refund to pay-down debt. The decrease was partially offset by an increase in the weighted average interest rate of all long-term debt to approximately 9.60% during the first nine months of 2000 compared to approximately 8.90% during the first nine months of 1999.

LOSS (GAIN) ON DISPOSAL OF ASSETS AND OTHER ITEMS

    The Company sold a nursing facility on July 14, 2000 for $2.8 million resulting in a pretax gain of $0.9 million. The Company sold a previously closed nursing facility for $2.0 million on May 15, 2000 and another previously closed nursing facility for $0.7 million on June 9, 2000 resulting in losses of $0.5 million and $1.1 million, respectively, before taxes. The Company sold seven outpatient therapy facilities for $0.6 million on February 29, 2000 resulting in a pre-tax loss of $0.1 million. The sale of a Florida Certificate of Need during 2000 resulted in a pretax gain of $0.3 million while severance costs for non-essential personnel resulted in a loss of $0.4 million. In 1999 the Company sold three nursing facilities for $9.1 million resulting in a pretax gain of $0.3 million, recorded $1.4 million in costs related to the planned shutdown of two nursing facilities and $0.4 million in severance costs related to certain staff reductions.

START-UP COSTS

    The Company has absorbed pre-tax start-up losses associated with newly constructed facilities in the first nine months of 2000 of $1.0 million compared to $3.3 million in the first nine months of 1999. The $2.3 million decrease when comparing periods was due to the timing of facility openings in 2000 versus 1999.

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION, AMORTIZATION AND RENT ("EBITDAR")

    EBITDAR declined to $32.5 million in the first nine months of 2000 from $78.3 million in the comparable period in 1999. While the Company succeeded in reducing costs in excess of reductions in Medicare PPS rates, the decline in EBITDAR of $45.8 million was attributable to increased insurance and liability claim provisions of $41.3 million, the provision for punitive damages award of $9.0 million and the loss of earnings from asset dispositions in 2000 and 1999 and increased insurance costs.

    INCOME TAXES

    Income tax benefit in the nine months ended September 30, 2000 increased to $17.6 million from $3.5 million in the comparable period in 1999 as a result of increased losses.

    EXTRAORDINARY ITEM

    The extraordinary loss in 2000 of $0.4 million relates to the write off of deferred financing costs in connection with debt reduction upon the sale of nursing and assisted living facilities and upon receipt of an income tax refund.

    NET LOSS

    The net loss in the nine months ended September 30, 2000 was $32.6 million compared to a net loss of $10.7 million in the comparable period in 1999. The net loss prior to loss on disposal of assets and other items and extraordinary item was $31.7 million for the nine months ended September 30, 2000 compared to net loss of $9.7 million in the comparable period in 1999, a decrease of $22.0 million.

    Refer to footnotes within Commitments and Contingencies and Management Discussion and Analysis of Financial Conditions & Results of Operation.

    LIQUIDITY AND CAPITAL RESOURCES

    The Company had cash and cash equivalents of $2.4 million at September 30, 2000 and $2.9 million at December 31, 1999. Cash flow generated from operations before working capital changes was $41.7 million for the nine months ended September 30, 2000 compared with cash flow generated from operations of $42.0 million in the comparable period of 1999.

    Overall cash from operating activities was $21.3 million for the nine months ended September 30, 2000 as compared to $29.0 million in the first nine months of 1999. The Company experienced a decrease in working capital since December 31, 1999, excluding cash and borrowings included in current liabilities, of $27.1 million.

    The decrease in working capital resulted from a decrease in taxes recoverable of $41.8 million, a decrease in accounts receivable of $7.3 million, a $1.7 million decrease in current trust funds and a decrease in inventories, supplies and prepaid expense of $1.5 million. These decreasing components of working capital were partially offset by a $18.3 million decrease in accounts payable and accrued liabilities and a decrease in insurance due to affiliates and other amounts due to shareholder of $5.7 and $1.2 million, respectively.

    Taxes recoverable decreased from $70.5 million at December 31, 1999 to $28.7 million at September 30, 2000, representing a decrease of $41.8 million. The decrease was due to a tax refund of $47.3 million partially offset by a current year tax benefit of $5.5 million.

    Accounts receivable at September 30, 2000, were $141.1 million compared with $148.3 million at December 31, 1999, representing a decrease of $7.2 million. The reduction in accounts receivable included a $1.0 million decrease within the nursing operations and a decline of $6.2 million within the medical supplies and outpatient therapy operations. Billed patient care and other receivables decreased $11.6 million while third-party payer settlement receivables increased $10.6 million within the nursing operations. The decrease in billed patient care receivables of $11.6 million included a decrease of $11.2 million due to an improvement in collection efforts by the Company between periods. The remaining decrease of $0.4 million reflects a decrease of $8.8 million due to the sale or closure of nursing and assisted living facilities, partially offset by an increase of $8.4 million due to rate increases. The increase in settlement receivables of $10.6 million between periods included increases of $2.5 million for anticipated Medicare reimbursement for uncollectible coinsurance amounts and $12.9 million as a result of Medicare cost report settlements. These increases were offset by collections from Medicare for 1999 uncollectible coinsurance amounts of $2.9 million, $1.1 million as a result of Medicaid settlements and $0.8 million of collections from Pennsylvania for prior years rate increases. The decrease in medical supplies and outpatient therapy receivables of $6.2 million between periods is due to a reduction in home health receivables of $6.0 million resulting from the sale of this operation in November 1999 and by a decrease of other receivables of $0.2 million.

    Property and equipment decreased $72.4 million from December 31, 1999 to a total of $580.2 million at September 30, 2000. The decrease was the result of depreciation expense of $31.5 million, asset disposals of $7.1 million, a decrease in equipment of $1.2 million resulting from the buy-out of a capital lease and a decrease of $42.2 million as a result of the reclassification of the net book value of property and equipment related to the sale to Greystone to "Other Assets" . These decreases were offset by capital expenditures and asset transfers of $9.6 million.

    Total borrowings, including bank indebtedness and both current and long-term maturities of debt, totaled $443.8 million at September 30, 2000 for a decrease of $92.3 million from December 31, 1999. The decrease was attributable to the use of $25.0 million from a tax refund and $31.5 from the sales of nursing and assisted living facilities to pay down the Tranche A and Tranche B term loans, the payment of a mortgage loan of $1.7 million using funds from a previously established trust fund, draw-downs on the Revolving Credit Facility of $25.0 million and the use of operating cash to reduce the current debt for scheduled repayments. The weighted average interest rate of all long-term debt was 8.64% at September 30, 2000 and such debt had maturities ranging from 2000 to 2014.

    During the second quarter of 1999, the Company amended its Senior Credit Facility. The terms of the amendments to the Credit Facility included a provision by which the Company waived its right to $25.0 million of the Revolving Credit Facility, and increased the applicable interest rate margins to the pricing matrix pertaining to the Company's Revolving Credit Facility and Tranche A Term Loan, such that the interest rate would range from 0.75% to 2.75% for Eurodollar loans and 0.50% to 2.00% for base rate loans. The applicable margin for the Tranche B Term Loan increased to 3.00% for Eurodollar loans and a range of 1.25% to 2.75% for base rate loans. As of September 30, 2000, the applicable margin under the Revolving Credit Facility and Tranche A Term Loan were 2.50% for Eurodollar loans and 1.75% for base rate loans, and the applicable margin under the Tranche B Term Loan was 3.00% for Eurodollar loans and 2.50% for base rate loans. On March 16, 2000 the Company negotiated specific terms in the Credit Facility relating to the accounting of provisions for Medicare cost report settlements and non-cash provisions for general and professional liability claims.

    At September 30, 2000 the Company had a $200 million Revolving Credit Facility, of which the Company waived access to $25 million, pursuant to the terms negotiated in the second quarter of 1999. Borrowing availability under this line of credit totaled $42.5 million at September 30, 2000 (net of letters of credit in the amount of $36.5 million and the $25.0 million undrawn and unavailable requirement per the amendment to the Senior Credit Facility). The Company believes it has adequate capital resources and access to capital resources to fund operations.

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

Quantitative Disclosures

The Company is a party to several interest rate swap agreements to reduce the impact of changes in interest rates on certain of its floating rate long-term debt. The first agreement, entered into in 1995, effectively changes the Company's interest rate exposure on $32 million of floating rate Industrial Development Bonds due in 2014 to a fixed rate of 4.155% through October 2000. During 1998, the Company entered into five agreements (each $50 million of notional value) with three banks which effectively changes the interest rates on LIBOR based borrowings to fixed rates ranging from 5.53% to 5.84% plus applicable margins, for periods over three to seven years. The differential between the fixed rates and the variable rate interest to be paid or received will be accrued as interest rates change and recognized over the life of the agreement. The Company may be exposed to credit loss in the event of non-performance by the banks under the swap agreements but does not anticipate such non-performance. In 1999, the Company terminated three agreements (each $50 million in notional value) reducing its hedging period from seven to four years. The first two agreements were disposed of at no cost or material gain to the Company. The third termination resulted in a cash payment to the Company of $0.3 million, which is being amortized over the term of the underlying credit agreement. Management will continue to monitor the interest rate exposure and adjust hedging levels to reflect outstanding debt levels. Interest income for the quarter ended September 30, 2000 includes $0.2 million of net income, resulting in year-to-date income of $0.3 million. The component of this amount relating to the hedges' ineffectiveness was not deemed material.

Since the Company has not adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," changes in the fair value of interest rate swaps designed to hedge the variability of cash flows associated with the floating-rate, long-term debt obligations are not reported in accumulated other comprehensive income (AOCI). In addition, the Financial Accounting Standards Board has voted to delay the effective date of this statement to years beginning after June 15, 2000. If this statement were adopted as of September 30, 2000, AOCI would reflect a gain of $1.6 million based upon quoted market prices provided by the financial institutions which are counterparts to the swaps. Changes in the fair values of the stock and warrant holdings are reported in AOCI net of related deferred tax accruals required under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The amount reflected in AOCI for 2000 related to stock and warrant holdings equals a loss of $0.7 million. The estimated net amount of the gains or losses that are expected to be reclassified into earnings within the next 12 months is uncertain due to the uncertainty of stock market conditions and the interest rate environment.

As of September 30, 2000, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with variable-rate, long-term debt is four years from the inception date of the swap agreement.

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

The above table incorporates only those exposures that exist as of September 30, 2000 and does not consider those exposures or positions which could arise after that date or future interest rate movements. As a result, the information presented above has limited predictive value. The Company's ultimate results with respect to interest rate fluctuations will depend upon the exposures that arise during the period, the Company's hedging strategies at the time and interest rate movements.

PART II

                                OTHER INFORMATION

ITEM 1.     Legal Proceedings

    Except for the litigation discussed within Commitments and Contingencies, footnote 3, there are no material pending legal proceedings other than litigation arising in the ordinary course of business. Management believes, on the basis of information furnished by legal counsel, that none of these actions will have a material effect on the financial position results of operations of the Company.

ITEM 2.     Change in Securities

    None

ITEM 3.     Defaults Upon Senior Securities

    None

ITEM 4.     Submission of Matters to a Vote of Security Holders

    None

ITEM 5.     Other Information

    None

ITEM 6.    Exhibits and Reports on Form 8-K

(a) List of Exhibits:

    11.0 Computation of earnings per share for the three months and nine months ended September 30, 2000.
    27.0    Financial Data Schedule

(b) Reports on Form 8-K

    There were no reports on Form 8-K filed during the three months ended September 30, 2000.

>



                        EXTENDICARE HEALTH SERVICES, INC.

                                  EXHIBIT INDEX

Exhibit No.                         Description

    11.0     Computation of earnings per share for the three months and nine months ended September 30, 2000.

    27.0     Financial Data Schedule


                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTENDICARE HEALTH SERVICES, INC.

Date: November 14, 2000            By: /s/ Mark W. Durishan
                                       Mark W. Durishan
                                       Vice President, Chief Financial Officer,
                                       Treasurer and Director (principal
                                       financial officer and principal
                                       accounting officer)