Form 10-Q/A
period 2000-09-30
EXTENDICARE HEALTH SERVICES INC
filed 2000-11-17
CIK 1052024

================================================================================

                                    FORM 10-Q/A

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

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                                                   EXTENDICARE HEALTH SERVICES, INC.

                                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                                        (Dollars in Thousands)
                                                             (Unaudited)


                                                  THREE MONTHS           THREE MONTHS           NINE MONTHS       NINE MONTHS
                                                      ENDED                  ENDED                 ENDED             ENDED
                                                SEPTEMBER 30, 2000     SEPTEMBER 30, 1999   SEPTEMBER 30, 2000  SEPTEMBER 30, 1999
                                                ------------------     ------------------   ------------------  ------------------


REVENUES:

  Nursing and assisted living centers              $ 225,661              $ 239,262             $ 677,072          $ 701,272
  Medical supplies and outpatient therapy              2,478                 10,834                 7,458             35,220
  Other                                                1,971                  2,370                 5,589              6,646
                                                   ---------              ---------             ---------          ---------
                                                     230,110                252,466               690,119            743,138

COSTS AND EXPENSES:
  Operating                                          214,499                208,772               624,166            632,820
  General and administrative                          11,350                 11,120                33,433             31,989
  Lease costs                                          4,586                  4,968                13,149             14,768
  Depreciation and amortization                       11,189                 13,067                34,074             38,543
  Interest expense                                    11,285                 13,742                35,221             38,749
  Interest income                                       (325)                  (159)                 (956)              (977)
  Loss (gain) on disposal of assets and other items     (940)                 1,750                   786              1,474
                                                   ---------              ---------             ---------          ---------
                                                     251,644                253,260               739,873            757,366
                                                   ---------              ---------             ---------          ---------
LOSS BEFORE PROVISION FOR INCOME TAXES               (21,534)                  (794)              (49,754)           (14,228)

Provision for income taxes                             7,786                   (859)               17,601              3,505
                                                   ---------              ----------            ---------          ---------
LOSS BEFORE MINORITY INTERESTS AND
EXTRAORDINARY ITEM                                   (13,748)                (1,653)              (32,153)           (10,723)

Minority interests                                        --                     47                    --                 68
                                                   ---------              ---------             ---------          ---------

LOSS BEFORE EXTRAORDINARY ITEM                       (13,748)                (1,606)              (32,153)           (10,655)

Extraordinary loss on early retirement of
debt (net of income taxes $246)                         (436)                    --                  (436)                --
                                                   ---------             ----------             ---------          ---------

NET LOSS                                           $ (14,184)             $  (1,606)            $ (32,589)         $ (10,655)
                                                   =========              =========             =========          =========

PER COMMON SHARE:

Loss before extraordinary item                           (15)                    (1)                  (34)               (11)

Extraordinary item                                        --                     --                    --                 --
                                                    --------              ---------             ---------          ---------

 Loss per common share                             $     (15)             $      (1)            $     (34)         $     (11)
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




                                                   EXTENDICARE HEALTH SERVICES, INC.

                                                     CONSOLIDATED BALANCE SHEETS

                                               SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                                                     (Dollars in Thousands)
                                                           (Unaudited)



                                ASSETS                                      SEPTEMBER 30, 2000           DECEMBER 31, 1999
                                                                            ------------------           -----------------
                                                                                (UNAUDITED)


 CURRENT ASSETS:
   Cash and cash equivalents                                                       $    2,417                   $    2,941
   Accounts receivable, less
        allowances of $28,418 and $24,949, respectively                               141,168                      148,348
   Inventories, supplies and prepaid expenses                                           7,327                        8,882
   Deferred state income taxes                                                          4,899                        4,185
   Debt service trust funds                                                               223                        1,934
   Due from shareholder -
       Federal income taxes receivable                                                  3,192                       47,813
       Deferred Federal income taxes                                                   22,190                       19,684
                                                                                   ----------                   ----------
       Total current assets                                                           181,416                      233,787

 PROPERTY AND EQUIPMENT, NET                                                          537,987                      610,343
 GOODWILL AND OTHER INTANGIBLE ASSETS, NET                                             84,211                       87,143
 OTHER ASSETS                                                                          86,606                       43,175
                                                                                   ----------                   ----------
                                                                                   $  890,220                   $  974,448
                                                                                   --========                   ==========



                       LIABILITIES AND SHAREHOLDER'S EQUITY

 CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                                        $  110,377                      128,722
   Current due to shareholder                                                           9,661                       16,513
   Current maturities of long-term debt                                                11,860                       21,705
   Bank indebtedness                                                                    7,753                        5,895
   Income taxes payable                                                                 1,587                        1,174
                                                                                   ----------                    ---------
        Total current liabilities                                                     141,238                      174,009


 ACCRUAL FOR SELF-INSURED LIABILITIES                                                  39,971                           --

LONG-TERM DEBT                                                                        424,164                      508,450

 OTHER LONG-TERM LIABILITIES                                                           45,981                        8,451

 DUE TO SHAREHOLDER AND AFFILIATES
       Deferred Federal income taxes and other                                         29,250                       39,846

 DEFERRED STATE INCOME TAXES                                                            3,715                        5,141

 MINORITY INTERESTS                                                                        --                          656

 SHAREHOLDER'S EQUITY:
  Common stock, $1 par value, 1,000 shares authorized,
       947 shares issued and outstanding                                                    1                            1
  Additional paid-in capital                                                          208,787                      208,787
  Accumulated other comprehensive loss                                                 (2,495)                      (3,090)
  Retained earnings (accumulated deficit)                                                (392)                      32,197
                                                                                   ----------                   ----------
       Total shareholder's equity                                                     205,901                      237,895
                                                                                   ----------                   ----------
                                                                                   $  890,220                   $  974,448
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

                       EXTENDICARE HEALTH SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                         NINE MONTHS                    NINE MONTHS
                                                                            ENDED                          ENDED
                                                                      SEPTEMBER 30, 2000             SEPTEMBER 30, 1999
                                                                      ------------------             ------------------

     OPERATING ACTIVITIES:
     Net loss                                                              $ (32,589)                      $(10,655)
     Adjustments to reconcile net loss to net cash
           Provided from operating activities:
           Depreciation and amortization                                      35,531                         40,120
           Provision for uncollectible accounts receivable                     8,576                          9,809
           Provision for self-insured liabilities                             36,000                             --
           Payment of self-insurance liability claims                           (358)                            --
           Provision for punitive damages                                      9,000                             --
           Loss  on disposal of assets and other items                           786                          1,092
           Deferred income taxes                                             (15,638)                         1,697
           Extraordinary loss on early retirement of debt                        436                             --
           Minority interests                                                     --                            (68)

     Changes assets and liabilities:
           Accounts receivable                                                (3,923)                          9,392
           Inventories, supplies and prepaid expenses                          1,633                           (258)
           Debt service trust funds                                            1,710                            (42)
           Accounts payable and accrued liabilities                          (20,280)                       (18,426)
           Income taxes payable/receivable                                       412                         (3,612)
                                                                     ---------------                   ------------
             Cash provided from operating activities                          21,296                         29,049

     INVESTING ACTIVITIES:
           Payments for purchase of property and equipment                    (9,850)                       (17,912)
           Proceeds from sale of property and equipment                        5,989                          8,959
           Proceeds received from divestiture agreement                       30,000                            --
           Income taxes recovered (paid) on disposal of assets                47,283                        (25,000)
           Changes in other non-current assets                                (2,454)                         2,172
                                                                     ---------------                   ------------
         Cash provided from (used for) investing activities                   70,968                        (31,781)

     FINANCING ACTIVITIES:
           Proceeds from issuance of long-term debt                            3,048                         50,000
           Other long-term liabilities                                        (1,471)                        (5,814)
           Payments of long-term debt                                        (95,635)                       (45,896)
           Bank indebtedness                                                   1,859                          4,793
           Distribution of minority interests' earnings                         (589)                           (51)
                                                                     ---------------                   ------------
            Cash (used for) provided from financing activities               (92,788)                         3,032
                                                                     ---------------                   ------------
     (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                           (524)                           300

     CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD                             2,941                          1,084
                                                                     ---------------                   ------------
     CASH AND CASH EQUIVALENTS END OF PERIOD                                $  2,417                       $  1,384
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