Form 10-K405
period 2000-12-31
EXTENDICARE HEALTH SERVICES INC
filed 2001-03-26
CIK 1052024

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                              PAGE
                                                                              ----
                                         PART I
ITEM 1.       BUSINESS....................................................      1
ITEM 2.       PROPERTIES..................................................     14
ITEM 3.       LEGAL PROCEEDINGS...........................................     15
ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........     15
                                        PART II
ITEM 5.       MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
              MATTERS.....................................................     16
ITEM 6.       SELECTED FINANCIAL DATA.....................................     16
ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATION....................................     17
ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
              RISK........................................................     26
ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................     28
ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE....................................     52
                                        PART III
ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........     53
ITEM 11.      EXECUTIVE COMPENSATION......................................     55
ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT..................................................     58
ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............     58
                                        PART IV
ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
              8-K.........................................................     59

ITEM 1. BUSINESS

     Extendicare Health Services, Inc. and its subsidiaries (hereafter referred to as the "Company") operate nursing and assisted living facilities throughout the United States. The Company was incorporated in Delaware in 1984 and is an indirect wholly owned subsidiary of Extendicare Inc. (hereafter referred to as "Extendicare"), a Canadian publicly traded company. The Company is subject to certain of the informational requirements of the Securities Exchange Act of 1934 due to its public offering of 9.35% Senior Subordinated Notes Due 2007, which have been registered under the Securities Act of 1933, as amended.

     The Company is one of the largest providers of long-term care and related medical specialty services in the United States. Through its geographically clustered facilities, the Company offers a continuum of healthcare services, including nursing care, assisted living and related medical specialty services, such as subacute care and rehabilitative therapy. The Company operates for itself 155 nursing facilities (15,569 beds) and 36 assisted living and retirement facilities (1,769 units) located in 13 states of which approximately 84% of its facilities were owned, enhancing its credit quality and financial flexibility. The Company also manages 16 nursing facilities (1,926 beds) and 5 assisted living and retirement facilities (156 units) and provides selected consulting services to 12 nursing facilities (1,258 beds). In total, the Company operates for itself, manages or provides selected consulting services to 224 long-term care facilities (20,678 beds) in 16 states, of which 183 are nursing facilities (18,753 beds) and 41 are assisted living and retirement facilities (1,925 units). The Company is one of the top ten operators of long-term care facilities in the United States in terms of both number of beds and revenues.

     In addition, the Company owns long-term care properties, of which 15 are nursing facilities (1,618 beds) that are leased to and operated by two unrelated nursing home providers (see note 4 to the Consolidated Financial Statements). The Company retains an interest in, but does not operate, 11 nursing properties (1,435 beds) and 4 assisted living properties (135 units) pursuant to the Greystone Divestiture Agreement (see note 4 to the Consolidated Financial Statements). Refer to "ITEM 2. PROPERTIES" for a detailed summary of the Company's properties.

     For purposes of this report, the term "Company" includes or refers to any or all of the Extendicare Health Services, Inc. and/or any or all of its direct and indirect wholly owned subsidiaries, if required by the context in which it is used.

INDUSTRY OVERVIEW

     Long-term care providers serve the fastest growing segments of the population, being the elderly and persons 65 years of age and over. In the United States, approximately 12.7% of the 2000 population are aged 65 of older. In 2000, approximately 2.1 million or 5.9% of all persons aged 65 and over were living in a nursing facility, as compared to 5.0% in 1990. That percentage is expected to increase to 8.4% by 2050, when the population aged 65 or older is expected to be 20% of the total population in the United States.

     The long-term care and post-acute care industries include rehabilitation hospitals and facilities, nursing facilities, assisted living facilities, intermediate care facilities, and home health services. Most of these segments are experiencing rapid growth. For example, the number of rehabilitation hospitals grew 152% from 1986 to 1998. The number of hospital-based nursing facilities has increased 108% over the same time period (1,145 to 2,385 facilities). At the same point, the number of freestanding nursing facilities has remained flat over the last twelve years (17,100 in 1986 vs. 17,039 in 1998) and actually decreased from 1996 to 1998.

     A variety of new assisted living facilities have been built over the past decade offering varying levels of services to the elderly in terms of personal assistance, 24 hour oversight, housekeeping and meal services. Given the alternative forms of assisted living facilities or communities, it is difficult to quantify both the growth and current number of assisted living facilities in the United States. However, a National Academy for State Health Policy -- 2000 Report indicated that there are over 32,800 licensed assisted living facilities with over 795,000 units. The largest (36%) concentration of assisted living centers is in the States of California, Florida and Pennsylvania. Since 1998 the number of assisted living facilities have increased 30%, with the majority of the increase in the States of Delaware, Iowa, New Jersey and Wisconsin.

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

SUPPLY/DEMAND IMBALANCE

     Acquisition and construction of additional nursing facilities are subject to certain restrictions on supply, including government-legislated moratoriums on new capacity or licensing restrictions limiting the growth of services. Such restrictions on supply, coupled with an aging population, are causing a decline in the availability of long-term beds per person 85 years of age or older. Additionally, advances in medical technology are enabling the treatment of certain medical conditions outside the hospital setting. As a result, patients requiring a higher degree of monitoring, more intensive and specialized medical care, 24-hour per day nursing, and a comprehensive array of rehabilitative therapies are increasing, resulting in a need for long-term care. The Company believes that such specialty care can be provided in nursing homes at a significantly lower cost than in traditional acute care and rehabilitation hospitals.

COST CONTAINMENT PRESSURES

     As the number of people over age 65 continues to grow and as advances in medicine and technology continue to increase life expectancies, healthcare costs are expected to rise faster than the availability of resources from government-sponsored healthcare programs. In response to such rising costs, governmental and private pay sources in the United States have adopted cost containment measures that encourage reduced lengths of stay in acute care hospitals. As a result, average acute care hospital stays have been shortened, and many patients are discharged despite a continuing need for nursing or specialty healthcare services. This trend has increased demand for long-term care, home healthcare, outpatient facilities, hospices and assisted living facilities. In addition, long-term care companies with an integrated network and a broad range of services will be in a good position to contract with managed care companies and other payers. Furthermore, given the relatively recent changes in the reimbursement to long-term care companies (i.e., implementation of the Medicare Prospective Payment System (PPS) for skilled nursing and tightened reimbursement levels as a result of increased managed care penetration), information systems to process clinical and financial data will be critical for managed care contracting and internal cost management.

CHANGING FAMILY DYNAMICS

     As a result of the growing number of two-income families, immediate family has become a less dependable source of care-giving for the elderly. Women, who under more traditional roles were viewed as the primary caretakers of the family, have moved back into the workforce in increasing numbers as evidenced through their labor participation rates increasing from 38% in 1963 to 59% in 1998. At the same time, two-income families are better able to provide financial support for elderly parents to receive the care they need in a nursing or assisted living facility. The parent support ratio, being the ratio of individuals over 85 to those over 50 to 64 years of age, has increased from 3:1 in 1950 to 10:1 in 1998 and is expected to reach 29:1 by the year 2050. The expected jump is partly due to the fact that, by 1990, approximately 26% of the baby boom generation was childless.

CHALLENGES FACING THE INDUSTRY

     Despite the opportunities in the marketplace, the industry has faced a number of challenges over the past two years and, as a result five of the top eight publicly traded operators, along with others, have filed for bankruptcy protection under Chapter 11. Other smaller and privately held companies have also have had to file for bankruptcy protection or have had to take steps to restructure with their lenders. The combination of factors which have lead to the difficulties facing the industry include: the implementation of PPS; inadequate funding levels in certain states or resident classifications in both the Medicaid and Medicare programs; fee pressures and slow payment practices exerted by health maintenance organizations (HMOs) and preferred provider organizations (PPOs); increased litigation settlements and insurance costs for general and professional liability claims; increased costs incurred as a result of increased regulatory requirements; the loss of margins earned within the therapy and other ancillary service business; increased wages and/or premiums paid to temporary agencies for professional nursing staff due to a national shortage of staff; increased wages for nursing assistants and domestic staff due to robust economy and general low unemployment; and increased competition in the marketplace for admissions from home care, assisted living facilities and hospitals.

     To counter the difficult environment, the Company and other industry leaders are actively lobbying through associations on both a federal and state level, and through regulatory and funding bodies, to ensure that the current difficulties are understood and positive steps are taken to address the problems. The amendments announced in the Balanced Budget Refinement Act of November 1999 as well as the Benefits Improvement and Protection Act of December 2000 are an example of the positive results achieved through our associations. Similar actions are currently being taken to reduce the litigious environment in certain states and to improve the levels of Medicaid per diem rates in a number of states.

BUSINESS STRATEGY AND STRENGTHS

     Due to the challenges in the environment, the Company has undertaken a number of steps over the past several years to address the challenges it faced. Below is a recap of those action plans and planned strategies for 2001:

DISPOSITION OF NON-CORE BUSINESS OPERATIONS AND UNDER-PERFORMING ASSETS

     In 1998, the Company disposed of its pharmacy operation and in 1999 disposed of its home health operation and closed down the contracted therapy operation. In 2000, the Company sold seven of its outpatient therapy clinics in Florida.

     In States other than Florida, the Company closed one facility in 1998 and two facilities in 1999; two of which were subsequently sold in 2000. The Company exercised its option not to renew the lease on two nursing facilities in 1999, and terminated operations at these facilities in 2000. In 2000, the Company exercised its option not to renew the lease at one nursing facility, made provisions for closure of another and closed one assisted living facility.

     In the State of Florida, the Company disposed of six nursing homes in 1999 due to the concern of increased general and professional liability claims, and the increased cost or lack of availability of general and professional liability insurance in the State. Throughout 2000, the Company continued to lobby through industry associations for legislative changes in the State that would limit the cost of individual general and professional liability claims, including a cap on punitive damages. However, due to the uncertainty whether such legislative changes would be enacted quickly enough and achieve the required impact, the Company decided to divest all of its long-term care facilities in the State. The Company was successful in the disposal or lease of all 32 of its remaining owned and operated Florida facilities through a series of five separate transactions during 2000.

     The Company continually reviews the performance of its facilities and over the past two years has improved the financial performance of a number of its facilities while determining that certain other facilities no longer meet the Company's criteria for financial or operational performance. These facilities have been identified to potential purchasers for possible divestiture.

CASH FLOW MANAGEMENT AND DEBT REDUCTION

     Proceeds from divestitures have been used to pay down the Company's term bank debt in addition to the required principal repayments pursuant to the Syndicated Bank Credit Facility Agreement (the "Credit Facility"). Since the acquisition of Arbor Health Care Company ("Arbor") in 1997, the Company has reduced its term bank debt by $262 million and debt-to-equity coverage from 2.5:1 to 2.4:1.

     The Company instituted a number of targets for the reduction of accounts receivable and improvement in days sales outstanding of accounts receivable. The majority of these targets were achieved in 2000 with a reduction of both accounts receivable on a same-facility basis, and overall reduction on days sales outstanding from 54 to 47 days. New targets have been established for 2001.

GROWTH THROUGH MANAGEMENT AND SELECTED CONSULTING SERVICE ARRANGEMENTS

     The Company has considerable knowledge and expertise in the long-term care sector and has over the past several years developed a strong information technology department with the appropriate hardware and software platforms to enable both cost efficiencies and growth. During 2000, the Company was successful in expanding its number of facilities under full management services from 11 facilities (734 beds) to 21 facilities (2,082 beds); and was successful in contracting 12 facilities (1,258 beds) under selected consulting service arrangements.

FUTURE LONG-TERM STRATEGY

     Moving forward into 2001, the Company will continue with many of the same action plans as outlined above. And though opportunities for growth will be restrained to new management contracts and consulting arrangements over the next year, the Company's plans to continue to grow through a strategy based on its ongoing commitment to the provision of high-quality healthcare services while positioning itself to take advantage of the changing healthcare environment. The Company will continue to seek out opportunities for alternative management services and consulting contracts with other providers in the industry.

     Unlike a number of other long-term care providers, the Company owns rather than leases a majority of its properties. This operating philosophy can be seen through the list of facilities identified in "Item 2. Properties." The Company believes ownership of such properties increases the Company's flexibility in utilizing facilities, refurbishing facilities to meet changing consumer demands, constructing additions for ancillary services such as for rehabilitative therapy and adding assisted living and retirement facilities adjacent to skilled nursing facilities. In addition, ownership of facilities enables the Company to control costs without regard to escalating lease payments.

     The Company geographically clusters its long-term care facilities and services in order to offer its customers a broad range of long-term care and related health services, and improve operating efficiencies. Therefore, future expansion of its owned nursing facility operations is anticipated to be through the selective acquisition and construction of nursing facilities in areas that are in close proximity to its existing facilities, where (i) management is already in place and has expertise relating to the regulatory and reimbursement environments, (ii) it can participate as an active member of the nursing facility association in the state, and (iii) its reputation is established. In establishing new state or regional clusters, the Company considers local demographic, regulatory and reimbursement environments of a particular state or region. As a result of Certificate of Need (CON) licensing restrictions, growth of nursing facilities, if any, is expected to be primarily through acquisition.

     The Company's long-term plans also involve the active development and acquisition of assisted living and retirement facilities. Due to the rapidly increasing segment of the U.S. population seeking assisted living and retirement housing accommodations, and the relative immaturity of the assisted living market in the United States, the Company expects strong demand for these services in the foreseeable future. The Company generally locates its assisted living and retirement facilities adjacent or in close proximity to its nursing facilities, enabling the Company to utilize existing land, personnel, management and marketing systems, as well as to take advantage of its established reputation. Assisted living facilities allow the Company to serve its communities better by providing a continuum of service and care that meets a wider variety of needs. In addition, assisted living and retirement facilities generate revenues with a significantly higher private pay component than revenues from nursing facilities, thereby improving operating margins.

     The Company intends to maintain its geographic focus on smaller urban communities. The Company believes that it has established a reputation as a community-oriented long-term care provider and has developed experience in serving and marketing to smaller urban communities. The Company also believes that operating in such community's results in a more stable workforce.

OPERATIONS

NURSING CARE

     Nursing facilities provide a broad range of long-term nursing care, including skilled nursing services, subacute care and rehabilitative therapy services, to assist patients in the recovery from acute illness or injury. The nursing care and therapy services are provided to persons who do not require the more extensive and specialized services of a hospital. The nursing facilities employ registered nurses, licensed practical nurses, therapists, certified nursing assistants and qualified healthcare aides who provide care as prescribed by each resident's attending physician and a full range of personal support. All nursing facilities provide daily dietary services, social services and recreational activities, as well as basic services such as housekeeping and laundry. The Company operated for itself 155 nursing facilities (15,569 beds) as of December 31, 2000.

ASSISTED LIVING AND RETIREMENT FACILITIES

     In its assisted living facilities, the Company provides residential accommodations, activities, meals, security, housekeeping, and assistance in the activities of daily living to seniors who require some support, but not the level of nursing care provided in a nursing facility. The Company's retirement communities provide activities, security, transportation, special amenities, comfortable apartments, housekeeping services and meals. An assisted living facility enhances the value of an existing nursing facility in those situations where the two facilities operate side by side, and allows the Company to better serve the communities in which it operates by providing a broader continuum of services. All of the Company's assisted living facilities are within close proximity to its nursing facilities. The Company operated for itself 36 assisted living and retirement facilities with resident capacity of 1,769 units as of December 31, 2000.

MANAGEMENT AND SELECTED CONSULTING SERVICES

     The Company applies its operating expertise and knowledge in long-term care by providing either full management or selected consulting services for other organizations. Such services are available due to the experienced professionals employed by the Company who have considerable knowledge and expertise in both the operational and administrative aspects of the long-term care industry. On a regional level, the Company can offer consultants in the areas of nursing, dietary, laundry and housekeeping to long-term care operators under a consulting or full management services basis. Equally, through its head office support group, the Company can provide professionals to assist operators in the areas of cost reimbursement, information technology, and accounting services. The Company provided management services to 16 nursing facilities (1,926 beds) and 5 assisted living facilities (156 units) and provided selected consulting services for 12 nursing facilities (1,258 beds) as of December 31, 2000.

GROUP PURCHASING

     UHF Purchasing Group provides purchasing services for over 2,677 nursing facilities in 36 states, in addition to the facilities owned and managed by the Company. In addition, UHF Purchasing Group administers two separate food purchasing programs for two major long-term care groups which operate 435 long-term care facilities. The purchasing group offers substantial cost reductions for its members through the contractual volume-based arrangements made with a variety of industry suppliers for food, supplies and capital equipment.

REHABILITATIVE THERAPY SERVICES

     The Company provides rehabilitative therapy services on an inpatient and outpatient basis. The United States healthcare system is applying pressure on acute and managed care providers to discharge patients more rapidly to less intensive and low-cost care environments. The strong interdisciplinary approach to patient services, in conjunction with the support services that the patient and family receive, are important in optimizing clinical outcomes and level of satisfaction. In response to this market trend, all of the Company's nursing facilities have expanded their therapy units, some offering 1,500 to 5,000 square feet of therapy space, and developed therapy programs to provide patient-centered outcome-oriented subacute and rehabilitative care. At the majority of the Company's facilities, rehabilitative therapy services are provided by employed physical, occupational and/or speech-language therapists who provide services to both inpatient and outpatient clients who require physical, occupational, or speech-language therapy.

     The Company has also rehabilitative therapy clinics that collectively operate within the Company's wholly owned subsidiary, The Progressive Step Corporation. As of December 31, 2000, the Company operated 20 clinics in the States of Pennsylvania (7), Ohio (1), Texas (1), and Wisconsin (11). These clinics provide services to outpatients requiring physical, occupational, and/or speech-language therapy. In addition, the Pennsylvania clinics provide respiratory and psychological and social services. During 2000, the Company opened two clinics, closed three clinics and sold all seven of its clinics located in the State of Florida. In January 2001 the Company opened one new clinic in Pennsylvania.

OTHER

     Under the former UPC Health Network division, the Company operated an institutional pharmacy services business, providing pharmacy supplies and services to residents of both the Company's and other non-affiliated facilities, and operated a home health and contracted therapy operation. In September 1998, the Company sold its institutional pharmacy operations to Omnicare, Inc. and subsequently entered into a preferred provider agreement with Omnicare to provide the Company with high-quality and cost-efficient pharmacy services. In 1999, the Company sold its home health operation to Walgreens Advanced Care, Inc. and closed the contracted therapy operation.

SOURCES OF REVENUE

     The Company derives its nursing home revenue from Medicare, Medicaid and private pay sources. During 2000 the Company derived approximately 24%
(1999 -- 22%; 1998 -- 29%), 51% (1999 -- 50%; 1998 -- 43%) and 25% (1999 -- 28%;
1998 -- 28%) of its revenue from these sources, respectively. These percentages have been restated to include the resident co-payment portion within the respective Medicare or Medicaid revenue where previously the co-payment was included with private.

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

MEDICARE

     Medicare is a health insurance program funded and administered by the federal government primarily for individuals entitled to Social Security who are age 65 or older. A nursing home, which is certified by the Medicare program to provide care to Medicare patients is referred to as skilled nursing facility
(SNF) and an operator may designate a specific number of beds within the nursing home as SNF beds. All but one of the Company's nursing homes are Medicare certified and as of December 31, 2000 the Company had 7,717 Medicare certified beds. Medicare covers the first 20 days of stay in a SNF in full, and the next 80 days above a daily coinsurance amount, after the individual has qualified by a three-day hospital stay. The Medicare program consists of two parts: Medicare Part A and Medicare Part B. Medicare Part A covers inpatient services for hospitals, nursing facilities, and certain other healthcare providers, and patients requiring daily professional skilled nursing and other rehabilitative care. Medicare Part B covers services for suppliers of certain medical items, outpatient services, and doctor's services.

     During 2000, the Company received Medicare Part A and Part B payments through two Medicare payment models which are the Medicare Prospective Payment System (PPS), subject to the phase-in provisions from the previous cost-based reimbursement model, and the Medicare Risk HMO model.

     The Balanced Budget Act (BBA), signed into law on August 5, 1997, made numerous changes to the Medicare program through the implementation of the Prospective Payment System which established PPS rates for all skilled nursing facilities and their services. Under the PPS, SNFs are reimbursed for Medicare Part A services based on federally established per diem rates as defined by 44 Resource Utilization Groups (RUGs) which correspond to the patients acuity level under the PPS patient classification system. The patient's RUG classification dictates the amount that the SNF will receive to care for the patient on a daily basis. The BBA became effective for cost report periods commencing July 1, 1998 and thereafter, and replaced a former cost-based model, whereby SNFs received interim payments for each facility's expected reimbursable costs, which could be subject to adjustment based upon the submission of a year-end cost report. For the Company, PPS became effective for three facilities in 1998 with the remainder being subject to PPS as of January 1, 1999. The PPS per diem rates, under certain criteria, are to be phased into effect over a four year period, whereby facilities in excess of the established rates will be moved downward to the lower PPS rate.

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

     Funds received by the Company under Medicare pre-PPS and Medicaid are subject to audit with respect to proper application of various payment formulas. Such audits can result in retroactive adjustments to revenue. The Company believes that the payment formulas have been properly applied.

MEDICAID

     Medicaid is a state-administered program financed by state funds and matching federal funds. The program provides for medical assistance to the indigent and certain other eligible persons. Medicaid reimbursement formulas are established by each state with the approval of the federal government in accordance with federal guidelines. All of the states in which the Company operates currently use cost-based reimbursement systems, which generally may be categorized as prospective or retrospective in nature. Under a prospective system, per diem rates are established based upon the historical cost of providing services during a prior year, adjusted to reflect factors such as inflation and any additional services, which are required to be performed. Many of the prospective payment systems under which the Company operates contain an acuity measurement system, which adjusts rates based on the care needs of the patient. Retrospective systems operate similar to the pre-PPS Medicare program where nursing facilities are paid on an interim basis for services provided, subject to adjustments based on allowable costs, which are generally submitted on an annual basis. Additional payment to a nursing facility by the state or repayment from a nursing facility to the state can result from the submission of a cost report and its ultimate settlement. The majority of the states in which the Company operates nursing facilities use prospective systems.

ASSISTED LIVING FACILITIES

     Assisted living facility revenue is primarily derived from private pay residents at rates established by the Company based upon the services provided and market conditions in the area of operation. Approximately 38 states provided or had approval to provide Medicaid reimbursement for services in assisted living facilities covering board and care. An additional six states plan to add Medicaid coverage of services in the near future.

QUALITY OF CARE

     The Company's "Commitment to Residents" emphasizes the corporate philosophy of treating residents with dignity and respect, a philosophy which is implemented and monitored through rigorous standards that management and others periodically assess and update. At a regional level, the Area Directors of Care Management lead a department that is primarily responsible for establishing care and service standards, policies and procedures, auditing care and service delivery systems, and providing direction and training for all levels of the staff within the nursing facilities and assisted living facilities. The Area Directors of Care Management are responsible for developing programs and standards for all professional disciplines and services provided to users of the Company's services, including nursing, dietary, social services, activities, ethical practices, mental health services, behavior management, quality validation and continuous quality improvement. Training of employees at all levels is an integral part of the Company's on-going efforts to improve and maintain its quality. Each new nursing facility administrator and assisted living facility manager or director of nursing is required to attend a week of Company-provided training to ensure that he or she has an understanding of all aspects of nursing facility operations, including clinical, management and business operations. The Company conducts additional training for these individuals and all other staff on a regional or local basis.

MARKETING

     Most of the Company's long-term care facilities are located in smaller urban communities. The Company focuses its marketing efforts predominantly at the local level. The Company believes that the selection of a long-term care facility is strongly influenced by word-of-mouth and referrals from physicians, hospital discharge planners, community leaders, neighbors and family members. The administrator of each long-term care facility is, therefore, a key element of the Company's marketing strategy. Each administrator is responsible for developing relationships with potential referral sources. Administrators are supported through a regional team of marketing personnel, which establish the overall marketing strategy, develop relationships with HMO and PPO organizations, and provide marketing direction with training and community specific promotional materials.

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

ENVIRONMENTAL LAWS AND REGULATIONS

     Certain federal and state laws govern the handling and disposal of medical, infectious and hazardous waste. Failure to comply with those laws or the regulations promulgated thereunder could subject an entity covered by these laws to fines, criminal penalties and other enforcement actions. The Company has developed policies with respect to the handling and disposal of medical, infectious and hazardous waste to assure compliance by each of its facilities with those laws and regulations. The Company believes that it is in substantial compliance with applicable laws and regulations governing these requirements.

     Federal regulations promulgated by the Occupational Safety and Health Administration (OSHA) impose additional requirements on the Company with regard to protecting employees from exposure to blood borne pathogens. The Company believes that it has policies and procedures in place to preclude valid, material actions by this regulatory body. In January 2001, the OSHA Ergonomic Final Rule was passed and the Company is taking appropriate steps to review and implement these new ergonomic standards.

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

     The Health Care Financing Administration (HCFA) of the Department of Health and Human Services (HHS) promulgated regulations in 1995 to implement survey, certification and enforcement procedures. The survey process is intended to review the actual provision of care and services, with an emphasis on resident outcomes to determine whether the care provided meets the assessed needs of the individual residents. Surveys are generally conducted on an unannounced annual basis by state survey agencies. Remedies are assessed for deficiencies based upon the scope and severity of the cited deficiencies. The regulations specify that the remedies are intended to motivate facilities to return to compliance and to facilitate the removal of chronically poor performing facilities from the program. Remedies range from directed plans of correction, directed in-service training and state monitoring for minor deficiencies; denial of Medicare or Medicaid reimbursement for existing residents or new admissions and civil money penalties up to $3,000 per day for deficiencies that do not constitute immediate jeopardy to resident health and safety; and appointment of temporary management, termination from the program and civil money penalties of up to $10,000 for one or more deficiencies that constitute immediate jeopardy to resident health or safety. The regulations allow state survey agencies to identify alternative remedies that must be approved by HCFA prior to implementation.

     Effective with the implementation of the 1995 regulation, HCFA created a concept that allows facilities with acceptable regulatory histories to have an opportunity to correct their deficiencies by a "date certain" and not impose sanctions unless they do not return to compliance. Facilities with deficiencies constituting immediate jeopardy to resident health and safety and those that are classified as poor performing facilities are not given an opportunity to correct their deficiencies prior to the assessment of remedies. From time to time, the Company receives notices from federal and state regulatory agencies relating to alleged deficiencies for failure to comply with all components of the regulations. While the Company does not always agree with the positions taken by the agencies, the Company reviews all such notices and takes corrective action when appropriate. Due to the fact that the new regulatory process provides the Company with limited appeal rights, many alleged deficiencies are not challenged even if the Company is not in agreement with the allegation. The industry as a whole has raised with HCFA its serious concern that the new survey, certification and enforcement process does not appropriately measure performance against applicable requirements and that the process is being applied inconsistently among survey sites. Fundamental to the concern is the change in how surveyors perceive a deficient practice. Prior to July 1995, a deficiency would be identified only if a pattern of less than acceptable performance was observed. Under the present regulation, any lack of perfection produces an alleged deficiency.

     The July 1995 regulation mandates that facilities, which are not in substantial compliance and do not correct deficiencies within a certain time frame must be terminated from the Medicare and/or Medicaid programs. Generally, the facility has no more than six months from deficiency identification to correct the deficiency, but shorter time frames apply when immediate jeopardy to the health or safety of the residents is alleged by the survey agency. While the Company endeavors to comply with all applicable regulatory requirements, from time to time certain of the Company's nursing facilities have been subject to various sanctions and penalties as a result of deficiencies alleged by HCFA or state survey agencies. In 1998, the Company operated one facility in Maryland, which lost its certification under the Medicare and Medicaid systems and subsequently ceased its operations. In November 2000, the Company operated one facility in Indiana, which temporarily lost its certification under the Medicare and Medicaid system and remains under scrutiny of the State survey agency. In February 2001, the State renewed the license for the facility and the Company is currently awaiting acceptance back into the Medicare and Medicaid programs. There can be no assurance that the Company will not be subject to similar sanctions and penalties in the future.

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

RESTRICTIONS ON ACQUISITIONS AND CONSTRUCTION

     Acquisition and construction of additional nursing facilities are subject to state regulation. All of the states in which the Company currently operates (other than Idaho) have adopted a Certificate of Need (CON) process and other laws to regulate expansion, which generally require that a state agency approve certain acquisitions or physical plant changes and determine that a need exists prior to the addition of beds or services, the implementation of the physical plant changes or the incurrence of certain capital expenditures. Certain states have also passed legislation, enacted rules and regulations and adopted policies that prohibit, restrict or delay the issuance of CONs. In addition, in most states the reduction of beds or the closure of a facility requires the approval of the appropriate state regulatory agency and, if the Company were to determine to reduce beds or close a facility, the Company could be adversely affected by a failure to obtain or a delay in obtaining such approval. To the extent that CON or other similar approvals are required for expansion of the Company's operations, either through facility acquisitions, construction of new facilities or additions to existing facilities, or expansion or provision of new services or other changes, the Company's expansion proposals could be adversely affected by the inability to obtain the necessary approvals, changes in the standards applicable to such approvals and possible delays and expenses associated with obtaining such approvals.

     Acquisition, construction and operation of assisted living facilities is subject to less stringent regulation than nursing facilities and, in the absence of uniform federal regulations, states develop their own regulations. However, since 1999 the term assisted living facility has been defined in 29 state regulations and statutes, and regulations are currently in effect or in draft in approximately half of the states. Virtually every state has a licensure process and some form of regulation that may apply to the assisted living provider. If the assisted living provider supplies services that meet the definition of a licensed level of care in the state, the provider must be licensed. Licensure regulations can apply to admission and discharge criteria, and the variety and type of services provided. Many states require the submission of building plans and approval from the state prior to construction; however, the approval process is different from the CON procedure, being more of a clearance process than demand formula. In terms of construction and design, assisted living facilities must meet a stringent set of building regulations including the Life Safety Code (NFPA101). Inspections of assisted living facilities are conducted by state regulators on a periodic basis similar to nursing facilities in most cases.

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

     There are other civil and criminal statutes applicable to the long-term care industry, such as those governing false claims. Federally and in some states in which the Company operates, there are laws that govern financial arrangements between healthcare providers.

     The Company believes that it is in compliance and that its practices are not in violation of the foregoing statutes or regulations. The Company cannot reasonably predict whether enforcement activities will increase at the federal or state level or the effect of any such increase on its business.

CROSS DISQUALIFICATION AND DE-LICENSURE

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

OFFICE OF THE INSPECTOR GENERAL

     In 1995, a major anti-fraud demonstration project, "Operation Restore Trust" (ORT) was announced by the Office of the Inspector General (OIG). A primary purpose for the project is to scrutinize the activities of healthcare providers who are reimbursed under the Medicare and Medicaid programs. Initial investigation efforts have focused on skilled nursing facilities, home health and hospice agencies, and durable medical equipment suppliers in Texas, Florida, New York, Illinois and California. In May 1997, HHS announced that ORT would be expanded during the next two years to include 12 additional states (Arizona, Colorado, Georgia, Louisiana, Massachusetts, Missouri, New Jersey, Ohio, Pennsylvania, Tennessee, Virginia and Washington), as well as several other types of healthcare services. Over the longer term, ORT enforcement actions could include criminal prosecutions, suit for civil penalties, and/or Medicare, Medicaid or federal healthcare program exclusions. Prior to the November 1997 acquisition of Arbor, one of its subsidiary's facilities was charged for therapy services, which were inadequately documented. Following this investigation, Arbor adopted measures to strengthen its documentation relating to reimbursable services. While the Company does not believe that it is the target of any such investigation under ORT, there can be no assurance that substantial amounts will not be expended by the Company to cooperate with any such investigation or to defend allegations arising therefrom. If it were found that any of the Company's practices failed to comply with the anti-fraud provisions, the Company could be materially adversely affected.

COMPLIANCE PROGRAM

     Compliance with federal, state and local laws and regulations and Company policies has always been, and continues to be a Company priority. In 2000, the Company formalized its existing compliance efforts by issuing its Corporate Compliance Program. As part of the Compliance Program, employees are required to acknowledge their responsibility with respect to compliance.

COMPETITION

     The long-term care industry in the United States is highly competitive with companies offering a variety of similar services. The Company faces competition locally and regionally from other healthcare providers, including for-profit and not-for-profit organizations, hospital based nursing units, rehabilitation hospitals, home health agencies, medical supplies and services agencies, and rehabilitative therapy providers. Significant competitive factors affecting the placement of residents in nursing and assisted living facilities include quality of care, services offered, reputation, physical appearance, location and, in the case of private-pay residents, cost of the services. The Company focuses on word-of-mouth reputation and referrals from each community's medical and healthcare professionals. There can be no assurance that the Company will not encounter increased competition, which could adversely affect its business, results of operations or financial condition.

     Assisted living facilities can be constructed in all but nine states without any CON being approved by the state. The newer built assisted living facilities can attract an element of the former private pay nursing facility admissions, which require a lessor degree of care. Since there is little price competition with respect to Medicaid and Medicare residents, a facility's competitive position in the marketplace is attributable to its reputation for quality of services and staff, the range of services offered and location. The Company's medical services and supplies operation and its group purchasing operation compete with other similar operations ranging from small local operators to companies that are national in scope and distribution capability.

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

LIABILITY, INSURANCE AND LEGAL PROCEEDINGS

     The Company and its subsidiaries are defendants in actions against them from time to time in connection with their operations and due to the nature of its business. The Company currently maintains insurance policies through both affiliated subsidiaries of Extendicare and other third-party insurers. The insurance policies cover comprehensive general and professional liability, property coverage, workers' compensation and employers' liability insurance, in amounts and with such coverage and deductibles as it deems appropriate, based on the nature and risks of its business, historical experience and industry standards. The Company also self-insures for health and dental claims, in certain states, for workers' compensation and employers' liability and from January 2000, for general and professional liability. The Company is not liable for malpractice claims made against non-employees of the Company, including attending physicians at its own facilities and employees of facilities managed by the Company. In January 2000 the Company's retained risk for general and professional liability coverage increased significantly resulting in the Company providing accruals based upon past claims and actuarial estimates of the ultimate cost to settle claims. Of the risks that the Company self-insures, general and professional liability claims are the most volatile and significant.

     There can be no assurance that claims will not arise that are in excess of the Company's insurance coverage, are not covered by the Company's insurance coverage or result in punitive damages assessed against the Company. A successful claim against the Company not covered by, or in excess of, the Company's insurance could have a material adverse effect on the Company's financial condition and results of operations. Claims against the Company, regardless of their merit or eventual outcome, would require management to devote time to matters unrelated to the operation of the Company's business and, due to publicity, may also have a material adverse effect on the Company's ability to attract residents or expand its business. In addition, the Company's insurance policies must be renewed annually and there can be no assurance that the Company will be able to continue to obtain liability insurance coverage in the future or, if available, that such coverage will be available on acceptable terms.

EMPLOYEES

     As of December 31, 2000, the Company employed approximately 20,000 people, including approximately: 4,100 registered and licensed practical nurses; 8,000 nursing assistants; 1,700 therapists; 4,600 dietary, domestic, maintenance and other staff; and 1,400 administrative employees who work at corporate offices and facilities. There are approximately 35 collective bargaining agreements (20 of which expire within 12 months of March 31, 2001) among six unions covering approximately 2,050 employees. The Company believes that its relationship with its employees is good.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

     Certain of the matters discussed under Items 1-7a contain certain forward-looking statements concerning the Company's operations, economic performance and financial condition, including, among other things, the Company's business strategy. Forward-looking statements can be identified because they generally contain the words "anticipate", "believe", "estimate", "expect", "objective", "project", or a similar projection. These statements are based on the Company's expectations and are subject to various risks and uncertainties. Actual results could differ materially from those anticipated due to a number of factors, including those identified under Item 1 and elsewhere in this document. All forward-looking statements contained in this report are based upon information available at the time the statement is made and the Company assumes no obligation to update any forward-looking statement.

ITEM 2. PROPERTIES

     At December 31, 2000, the Company operated for itself, managed or provided consulting services to 224 long-term care facilities (20,678 beds) in 16 states, of which 183 were nursing facilities (18,753 beds) and 41 were assisted living facilities (1,925 units). In addition, the Company owns long term care properties of which 15 were nursing properties (1,618 beds) that were leased and operated by two unrelated nursing home providers and retains an interest in, but does not operate, 11 nursing properties (1,435 beds) and 4 assisted living properties (135 units). The following table lists by state, the nursing, assisted living and retirement facilities owned, leased or managed by the Company at December 31, 2000:

                                         OWNED              LEASED(1)(2)(3)           MANAGEMENT                 TOTAL
                                 ---------------------   ---------------------   ---------------------   ---------------------
                                              RESIDENT                RESIDENT                RESIDENT                RESIDENT
                                 FACILITIES   CAPACITY   FACILITIES   CAPACITY   FACILITIES   CAPACITY   FACILITIES   CAPACITY
                                 ----------   --------   ----------   --------   ----------   --------   ----------   --------
Ohio...........................      22         2,193        10        1,122          1           70         33         3,385
Pennsylvania...................      21         2,205        --           --         14        1,239         35         3,444
Wisconsin......................      34         2,656        --           --         --           --         34         2,656
Indiana........................      16         1,491         4          469         --           --         20         1,960
Washington.....................      19         1,483         4          351         --           --         23         1,834
Kentucky.......................      19         1,550        --           --         --           --         19         1,550
Texas..........................       6           585        12          872         --           --         18         1,457
Minnesota......................      11         1,350        --           --         --           --         11         1,350
Oregon.........................       5           308        --           --         --           --          5           308
Arkansas.......................       4           284        --           --         --           --          4           284
Idaho..........................       2           179        --           --         --           --          2           179
Delaware.......................       1           120        --           --         --           --          1           120
West Virginia..................       1           120        --           --         --           --          1           120
Louisiana......................      --            --        --           --          1          167          1           167
Massachusetts..................      --            --        --           --          5          606          5           606
                                    ---        ------        --        -----         --        -----        ---        ------
Total..........................     161        14,524        30        2,814         21        2,082        212        19,420
                                    ===        ======        ==        =====         ==        =====        ===        ======
Nursing........................     126        12,821        29        2,748         16        1,926        171        17,495
Assisted Living................      35         1,703         1           66          5          156         41         1,925
Consulting Services............                                                                              12         1,258
                                                                                                            ---        ------
TOTAL, INCLUDING CONSULTING SERVICES..................................................................      224        20,678
                                                                                                            ===        ======
Breakdown by type of facility:
  Nursing.............................................................................................      183        18,753
  Assisted Living.....................................................................................       41         1,925
                                                                                                            ---        ------
TOTAL, INCLUDING CONSULTING SERVICES..................................................................      224        20,678
                                                                                                            ===        ======
OTHER PROPERTIES:
  Nursing Facilities under Lease......................................................................       15         1,618
  Properties under Divestiture Agreement(4):
    Nursing...........................................................................................       11         1,435
    Assisted Living...................................................................................        4           135
                                                                                                            ---        ------
      Total, Properties under Divestiture Agreement...................................................       15         1,570
                                                                                                            ---        ------
  TOTAL OTHER PROPERTIES..............................................................................       30         3,188
                                                                                                            ===        ======
  Breakdown by type of
    facility:
    Nursing...........................................................................................       26         3,053
    Assisted Living...................................................................................        4           135
                                                                                                            ---        ------
TOTAL OTHER PROPERTIES................................................................................       30         3,188
                                                                                                            ===        ======

---------------
(1) Except those referred to in note (2) below, the remaining life of the leases, including renewal options exercisable solely by the Company, ranges from four months to 11 years, the average being seven years. The Company retains an option to purchase the leased property for 24 of the 30 leased properties.

(2) As of December 31, 2000 seven leased facilities in the States of Ohio and Indiana are on a month to month lease arrangement. The Company had exercised its right to purchase the properties as of September 30, 2000 but has entered into negotiations with the landlord to conclude issues involved in completing the transaction. Though negotiations are not finalized, the Company believes it has complied with all terms of the option and believes that settlement of outstanding issues can be resolved.

(3) Skilled nursing properties held under lease arrangements with two unrelated long-term care operators have lease terms, which include an option to purchase the properties. Tandem Health Care Inc. leases nine of the properties and has a lease term of 18 months, whereas Senior Health Properties -- South Inc. leases six of the properties and has a lease term of 60 months, both from December 31, 2000.

(4) The Company retains an interest in 11 nursing facilities (1,435 beds) and four assisted living facilities (135 units) in the State of Florida pursuant to the Greystone Divestiture Agreement. Pursuant to this agreement the Company retains contingent consideration in the form of a series of interest bearing notes which have an aggregate potential value of up to $30.0 million plus interest.

(5) The Company operates 20 rehabilitative clinics located in Pennsylvania (7), Ohio (1), Texas (1) and Wisconsin (11).

(6) The number of skilled nursing beds and assisted living units identified in the above table and throughout this report represents the approximate number of operational beds and units currently in use by the Company. The number of operational beds and units are subject to periodic changes and can be less than the licensed number of beds approved by the State due to market and other factors.

ITEM 3. LEGAL PROCEEDINGS

     The Company and its subsidiaries are defendants in actions brought against them from time to time in connection with their operations as the business entails an inherent risk of liability. In recent years, participants in the long-term care industry have become subject to an increasing number of lawsuits arising from operations. While it is not possible to estimate the final outcome of the various proceedings at this time, such actions are generally resolved within the amounts provided within the accounts (see notes 10, 11 and 15 to the Consolidated Financial Statements).

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Not applicable

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents selected financial data derived from the consolidated financial statements of the Company as audited by KPMG LLP, independent certified public accountants (together with the notes thereto and the independent auditor's report thereon, the "Consolidated Financial Statements"). The following information should be read in conjunction with the "Consolidated Financial Statements" included at Item 8 and "Management's Discussion and Analysis of Financial Condition & Results of Operation" included at Item 7 of this document.

                                                                                YEAR ENDED DECEMBER 31,
                                                            ----------------------------------------------------------------
                                                               2000          1999          1998          1997         1996
                                                               ----          ----          ----          ----         ----
                                                                     (DOLLARS IN THOUSANDS UNLESS OTHERWISE NOTED)
INCOME STATEMENT DATA:
Revenues (note 1):
  Nursing and assisted living centers...................    $  904,847    $  916,195    $  990,066    $  796,006    $728,467
  Outpatient therapy and medical supplies...............         9,716        43,068       141,131       113,206      89,888
  Other.................................................         8,506         8,322         9,238         6,949       5,992
                                                            ----------    ----------    ----------    ----------    --------
                                                               923,069       967,585     1,140,435       916,161     824,347
                                                            ----------    ----------    ----------    ----------    --------
Costs and expenses:
  Operating.............................................       822,871       842,216       953,639       747,016     677,159
  General and administrative............................        46,507        45,524        45,432        40,510      33,262
  Lease costs...........................................        18,032        18,806        15,895        10,213       8,756
  Depreciation and amortization.........................        45,434        52,005        53,723        35,290      29,703
  Interest, net.........................................        45,155        51,267        55,831        24,002      18,477
  Loss on impairment of long-lived assets...............        20,753        38,173            --            --          --
  Loss (gain) on disposal of assets and other items.....         6,663        42,774       (93,337)           --          --
                                                            ----------    ----------    ----------    ----------    --------
                                                             1,005,415     1,090,765     1,031,183       857,031     767,357
                                                            ----------    ----------    ----------    ----------    --------
(Loss) earnings before income taxes, minority interests
  and extraordinary item................................    $  (82,346)   $ (123,180)   $  109,252    $   59,130    $ 56,990
Net (loss) earnings.....................................    $  (55,121)   $  (70,457)   $   27,264    $   25,763    $ 34,008
BALANCE SHEET DATA (AT PERIOD END):
Working capital.........................................    $   44,473    $   67,807    $   17,477    $   95,184    $ 60,492
Total assets............................................       873,590       974,448     1,135,477     1,229,249     591,851
Long-term debt..........................................       438,441       508,450       527,101       683,282     222,954
Shareholder's equity....................................       184,161       237,895       311,629       281,772     201,521
OTHER DATA:
Expenditures for acquisitions...........................    $       --    $       --    $   18,857    $  372,582    $ 23,850
Property and equipment capital expenditures.............    $   14,169    $   25,330    $   59,120    $   57,686    $ 53,581
OPERATING DATA:
Number of facilities (end of period)(2)
  Nursing...............................................           183           192           203           194         155
  Assisted living and retirement........................            41            45            43            38          31
Resident capacity (end of period)(2)
  Nursing (beds)........................................        18,753        20,143        21,718        20,971      16,644
  Assisted living and retirement (units)................         1,925         1,912         1,818         1,488       1,140
Average occupancy rate(3)
  Nursing...............................................            88%           86%           87%           88%         89%
  Assisted living and retirement........................            86            81            78            83          86
Payer source as a percentage of total revenue
  Private pay...........................................            25%           28%           28%           23%         21%
  Medicare..............................................            24            22            29            33          33
  Medicaid..............................................            51            50            43            44          46

---------------
(1) Revenues have been restated for consistency to reflect therapy services within nursing facilities.

(2) Includes facilities under management and specific consulting services, but excludes properties leased and held under Greystone Divestiture Agreement.

(3) Based upon the Company's operational beds for nursing facilities and units (following one year of operation) for assisted living and retirement facilities, and excludes occupancy for facilities under management and specific consulting services agreements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATION

     The Company is one of the largest providers of long-term care and related services in the United States. As of December 31, 2000, the Company operates for itself 155 nursing facilities (15,569 beds) and 36 assisted living and retirement facilities (1,769 units) located in 13 states. The Company also manages 16 nursing facilities (1,926 beds) and 5 assisted living and retirement facilities (156 units) and provided selected consulting services to 12 nursing facilities (1,258 beds). In total, the Company operates for itself, manages or provides selected consulting services to 224 long-term care facilities (20,678 beds) in 16 states, of which 183 were nursing facilities (18,753 beds) and 41 were assisted living and retirement facilities (1,925 units). The Company is one of the top ten operators of long-term care facilities in the United States in terms of both number of beds and revenues.

SIGNIFICANT EVENTS

     In 2000, the Company was successful in the disposition or lease of all 32 facilities (3,427 beds) in the State of Florida through a series of transactions, two of which involved lease agreements with operators who have an option to purchase the properties, and one in which the Company retains an interest in the properties through the contingent consideration terms of the agreement. The ceasing of operations in Florida will limit the Company's exposure to future litigation claims, which have been prevalent in the State. During 2000, the Company provided $46.2 million in general and professional liability accruals. The Company also sold two formerly closed facilities, which in conjunction to the Florida divestitures, resulted in cash proceeds of $37.7 million, of which $33.1 million was applied to reduce debt. The dispositions, in addition to provisions for the closure of two nursing and one assisted living facilities and provisions for other non-core assets, resulted in a total loss from the disposition of assets of $6.7 million.

     Two of the divestiture transactions resulted in the Company leasing its nursing home facilities to two operators under leases that provide the operators with a first right to purchase the properties within the lease term. The Company recorded a provision of $15.9 million for impairment of the Florida properties and a provision of $1.1 million for costs related to the termination of its Florida operational staff. In addition, in December 2000, the Company determined that a $4.8 million adjustment was required for non-Florida properties, resulting in a total impairment provision (including Florida) of $20.7 million.

     In April 2000, the PRRB heard the Company's first appeal involving the reimbursement of workers' compensation costs. In December 2000, the administrator for HCFA confirmed the PRRB's September 2000 decision resulting in favorable settlement of $12.4 million, including the recovery recorded in revenue of $10.3 million of the general provision recorded in 1999. In addition, the Company reached a settlement on another staffing cost issue resulting in a recovery of $2.4 million, including a recovery of $1.7 million of the general provision recorded in 1999. In total, a recovery of $12.0 million was recorded in 2000 relating to the general provision recorded in 1999.

RESULTS FROM OPERATION:

     The following table sets forth details of revenues and earnings as a percentage of total revenues:

                                                                    YEAR ENDED DECEMBER 31
                                                                ------------------------------
                                                                 2000        1999        1998
                                                                 ----        ----        ----
                                                                (AS PERCENT OF TOTAL REVENUE)
Revenues
  Nursing and assisted living centers.......................     98.0%       94.7%       86.8%
  Outpatient therapy and medical supplies...................      1.1         4.5        12.3
  Other.....................................................      0.9         0.8         0.9
                                                                -----       -----       -----
                                                                100.0       100.0       100.0
Operating and general and administrative costs..............     94.2        91.8        87.6
Lease, depreciation and amortization........................      6.9         7.3         6.1
Interest, net...............................................      4.9         5.3         4.9
Loss on impairment of long-lived assets.....................      2.2         3.9          --
Loss (gain) on disposal of assets and other items...........      0.7         4.4        (8.2)
                                                                -----       -----       -----
(Loss) earnings before taxes................................     (8.9)      (12.7)        9.6
(Benefit) provision for income taxes........................     (3.0)       (5.5)        7.1
                                                                -----       -----       -----
(Loss) earnings before minority interests and extraordinary
  item......................................................     (5.9)       (7.2)        2.5
Extraordinary item..........................................     (0.1)      --...        (0.1)
                                                                -----       -----       -----
  Net (loss) earnings.......................................     (6.0)%      (7.2)%       2.4%
                                                                =====       =====       =====

REVENUES

     The Company's revenues are derived through the provision of healthcare services in its network of facilities, including long-term care services such as nursing care, assisted living and other specialized medical services such as subacute care, rehabilitative therapy and, prior to November 1999, the provision of medical equipment, supplies and services. Nursing and assisted living facility revenues are derived from the provision of routine and ancillary services for the Company's residents. Outpatient therapy revenue and medical supplies are derived from providing outpatient therapy services at Company clinics, and to outside third parties, and medical supplies to individuals in their own home. Medical supplies and outpatient therapy revenue decreased during 2000 compared to 1999 due to the disposal of operations in 2000 and 1999.

     The Company derives its revenue from Medicare, Medicaid and private pay sources. The following table sets forth the Company's private pay, Medicare and Medicaid sources of revenue by percentage of total revenue:

                                                                 YEAR ENDED DECEMBER 31
                                                                ------------------------
                                                                2000      1999      1998
                                                                ----      ----      ----
Private Pay.................................................    25%       28%       28%
Medicare....................................................    24%       22%       29%
Medicaid....................................................    51%       50%       43%

     Effective January 1, 1999 pursuant to the Balanced Budget Act of 1997
(BBA), all of the Company's skilled nursing facilities were on the Medicare Prospective Payment System (PPS), which changed significantly the manner in which the skilled nursing facilities are paid for inpatient services provided to Medicare beneficiaries. In year one (1999 for the Company), Medicare PPS rates were based on 75% of the 1995 facility-specific Medicare costs (as adjusted by inflation) and 25% of the federally-determined PPS rate based upon the acuity level of Medicare skilled nursing facility patients as defined by the federally mandated Resource Utilization Groupings (RUGs) patient classification system. Unless a skilled nursing facility provider chooses to be reimbursed at 100% of the federally-determined acuity-adjusted rate allowed under Balanced Budget Refinement Act of 1999 (BBRA) the following applies: in year two, Medicare PPS rates were based 50% on the 1995 facility-specific costs (as adjusted for inflation) and 50% on the federally-determined acuity-adjusted PPS rate; in year three, Medicare PPS rates will be based 25% on the 1995 facility-specific costs (as adjusted for inflation) and 75% on the federally-determined acuity-adjusted PPS rate; and in year four and thereafter, Medicare PPS rates will be based entirely on the federally-determined acuity-adjusted PPS rate. The decrease in operating revenues which would result from the BBA, based upon the skilled nursing facilities operated at January 1999, would have been approximately $50.0 million over the four year phase-in period.

     In November 1999, Congress and the President reached agreement on a package of Medicare program revisions that restored $2.7 billion in Medicare funding for skilled nursing providers over the next three years thereby restoring some of the funding that had been eliminated or excluded by the BBA. The Balanced Budget Refinement Act of 1999 (BBRA) made numerous revisions including: (1) the option for a skilled nursing provider to choose between the higher of current law, as described above, or 100% of the federally-determined acuity-adjusted PPS rate effective for cost reporting periods starting on or after January 1, 2000; (2) a temporary 20% increase in the revenue value for the Federal rate or the Federal component of the blended rate (homes subject to the full Federal rate would receive 100% of the enhancement) for 15 of the 44 Resource Utilization Groups
(RUGs) to recognize the costs associated with the more medically complex patients, for the period April 1, 2000 through September 30, 2000 to allow HFCA to implement a refinement of RUGs rates; (3) a 4% increase in the federal component of the blended rate for all of the RUGs effective for each of the periods October 1, 2000 through September 30, 2001 and October 1, 2001 through September 30, 2002; and, (4) certain other Part A changes, of lesser significance to the Company, but included a two year moratorium effective January 1, 2000 on the $1,500 caps on speech and physical therapy, and occupational therapy which had a favorable impact on the Company's Part B Medicare revenue. The Company subsequently identified 18 facilities and filed the necessary applications in order to benefit from the full Federal PPS rate.

     In December 2000, Congress and the President approved an additional $35 billion Medicare relief package through the Benefits Improvement and Protection Act of 2000 (BIPA). The BIPA will: (1) increase the nursing component of all RUGs categories by 16.66% over an 18 month period commencing April 1, 2001, and requires the Comptroller General to complete a study of nursing staff ratios by August 1, 2002; (2) modify the SNF PPS inflation adjustment to remove the negative 1% factor for the 2001 year and establish a minus 0.5% factor for years 2002 and 2003; (3) redistribute the 20% Part A enhancement, provided by the BBRA and implemented for three RUGs categories across all 14 rehabilitation RUGs categories effective April 1, 2001; and, (4) continue the moratorium on the two $1,500 caps on speech and physical therapy, and occupational therapy through to 2002. Also, the BIPA required HHS to issue a final regulation establishing a Medicaid "upper payment limit" by December 31, 2000 which will limit the amount of funds a state may raise through the process of intergovernmental fund transfers (IGTs). Following the announcement, the Company identified 10 skilled nursing facilities and has filed the necessary applications in order to benefit from the full federal PPS rate. Upon approval, the Company will have 38 skilled nursing facilities at the full federal rate.

     Average occupancy in nursing facilities for 2000 and 1999 was 87.5% and 85.9%, respectively; and for assisted living facilities, 84.6% and 80.3%, respectively. The higher occupancy for assisted living facilities is due to increased occupancy during 2000 in seven new facilities opened during 1998 and 1999 while no new facilities were opened in 2000.

     Outpatient therapy and medical supplies revenue decreased $33.4 million resulting from the disposal of operations in 1998, 1999 and 2000. Below is a summary:

                                                               YEAR ENDED DECEMBER 31
                                                             --------------------------
                                                             2000      1999       1998
                                                             ----      ----       ----
                                                                   (IN MILLIONS)
Medical supplies and outpatient therapy revenue:
  Medical supplies and services (sold November, 1999)......  $ --     $33.2      $ 34.5
  Pharmacy (sold September, 1998)..........................    --        --        89.0
  Therapy..................................................   9.7       9.9        17.6
                                                             ----     -----      ------
                                                             $9.7     $43.1      $141.1
                                                             ====     =====      ======

YEAR ENDED DECEMBER 31, 2000 COMPARED WITH YEAR ENDED DECEMBER 31, 1999

REVENUES

     Revenues in the year ended December 31, 2000 (2000) were $923.1 million, representing a decrease of $44.5 million (4.6%) from $967.6 million in the year ended December 31, 1999 (1999). The decrease in revenues of $44.5 million includes a $33.4 million decrease in outpatient therapy revenues and medical supplies revenues due to the divestiture of the home health operations and contracted therapy operations in 1999 and 2000, a decrease of $85.1 million from nursing and assisted living facility divestiture, net of the opening of newly constructed facilities, offset by an increase of $74.0 million increase in revenue from facilities operated during each of the years 1999 and 2000 ("same-facility operations").

     Revenues from same-facility operations increased $74.0 million due to: (1) the $27.4 million provision (reduction in revenue) recorded in 1999 (which did not occur again in the 2000) relating to a general provision for disputed Medicare receivables based on cost reports filed for 1995 to 1998; (2) a recovery of $12.0 million (increase in revenue) in 2000 relating to two of the items, which were provided for in 1999 and settled in favor of the Company; (3) a favorable ruling for the billing of blood glucose claims for the period of October 1, 1997 through December 31, 2000, which resulted in $3.6 million; and
(4) an additional $31 million (a 4.6% increase on a same-facility basis) due to improvements in census and increased Medicaid rates, partially offset by the decline in Medicare rates. The Company's average daily Medicaid rate increased to $112 in 2000 compared to $106 in 1999 and the percent of Medicaid-related revenue to total revenues increased slightly to 51% in 2000 from 50% in 1999. In 1999, the average rate for Medicare Part A services was approximately $323 per patient day as compared to the average of $304 per patient day in 2000. The percentage of Medicare patients in skilled nursing facilities increased to 10.91% in 2000 from 10.76% in 1999, and during 2000 the total number of Medicare patient days was 649,000. The percent of Medicare-related revenue to total revenues increased to 24% in 2000 from 22% in 1999.

OPERATING AND GENERAL AND ADMINISTRATIVE COSTS

     Operating and general and administrative costs decreased $18.4 million or 2.1% between periods, of which $47.7 million related to costs incurred for operations closed or nursing homes divested by the Company in 1999 and 2000, net of newly constructed facilities. The increase in operating and general and administrative costs on a same-facility basis was $29.3 million (a 4.7% increase on a same-facility basis) and included: (1) an increase in wage-related costs of $19.0 million; (2) an increase in workers' compensation costs of $5.7 million due to higher premiums in 2000 and more favorable actuarial adjustments in 1999 as compared to 2000; (3) an increase in insurance expense and liability claim provisions of $6.3 million due to increased premiums and adverse experience; and
(4) an increase in bad debt expense of $2.2 million, offset partially by (5) a decrease of $3.9 million (a 0.6% decrease on a same-facility basis) in other operating and administrative expenses.

LEASE COSTS, DEPRECIATION AND AMORTIZATION

     Total lease costs and depreciation and amortization decreased $7.3 million in 2000 compared to 1999. Lease costs decreased by $800,000 as a result of divestitures. Depreciation and amortization expense decreased $6.5 million also due to divestitures.

INTEREST

     Interest expense (net of interest income) decreased $6.1 million to $45.2 million in 2000 compared with $51.3 million in 1999. The decrease was primarily due to a reduction in the average debt level to $478.3 million during 2000 compared to $575.5 million during 1999 resulting from the Company's use of divestiture proceeds and its income tax refund to reduce bank debt balances. This decrease was partially offset by an increase in the weighted average interest rate of all long-term debt to approximately 9.73% during 2000 compared to approximately 9.12% during 1999.

LOSS ON IMPAIRMENT OF LONG-LIVED ASSETS

     Loss on impairment of long-lived assets decreased to $20.7 million for 2000 from $38.2 million for 1999 for the reasons discussed below.

     The Company records impairment losses recognized for long-lived assets used in operations when indicators of impairment are present and the estimated undiscounted cash flows do not appear to be sufficient to recover the assets' carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. In addition, once management has committed the organization to a plan for disposal, assets held for disposal are adjusted to the lower of the assets' carrying value and its fair value less costs to sell. Accordingly, management has estimated the future cash flows by each facility and reduced the carrying value to its estimated fair value.

     In December 2000, the Company made a formal decision to sell or lease all its remaining operations in Florida and completed two transactions through which the Company divested all of its remaining operations. Both transactions resulted in the Company leasing its nursing home facilities to two operators under leases which provide the operators with a first right to purchase the properties within the lease term. The Company recorded in December 2000 a provision of $15.9 million for impairment of Florida properties and, reported within the loss from disposal of assets, a provision of $1.1 million for costs related to the termination of its Florida operational staff. In addition, in December 2000, the Company determined that a $4.8 million adjustment was required for non-Florida properties resulting in a total impairment provision for 2000 (including Florida) of $20.7 million.

     In the fourth quarter of 1999, management completed an evaluation of the financial impact of changes in the insurance marketplace, increased costs resulting from changes in legislation and regulatory scrutiny, and decreased Medicare rates, and recorded an aggregate provision for impairment of goodwill, property and equipment of $38.2 million, of which all but $3.9 million related to facilities or assets located in Florida.

LOSS ON DISPOSAL OF ASSETS AND OTHER ITEMS

     In 2000, the Company disposed or leased all of its operations in Florida consisting of 32 facilities (3,427 beds) through a series of transactions, two of which involved lease agreements with operators who have an option to purchase the properties, and one in which the Company retains an interest in the properties through the contingent consideration terms of the agreement. In addition, the Company sold two formerly closed facilities. In aggregate these five transactions, along with other asset sales, resulted in cash proceeds of $37.7 million, of which $33.1 million was applied to reduce debt balances. The disposition of Florida facilities, associated costs in exiting the State, and the loss from the disposition of the two formerly closed facilities resulted in a pre-tax loss of $4.0 million. In addition, the Company provided $1.7 million for the closure of two nursing and one assisted living facilities and $1.0 million for the disposition of other non-core assets. Total losses for 2000 from the disposal of assets and other items totaled $6.7 million.

     In 1999, the Company sold six nursing facilities and its home health operation for $62.3 million resulting in a pre-tax loss of $37.0 million and made a number of provisions for the closure of nursing facilities, additional costs related to the sale of non-core assets, and severance of non-essential personnel to result in an overall pre-tax loss of $42.8 million. The Company applied the net after-tax proceeds from these dispositions to reduce debt by approximately $44.8 million. Of the facilities sold in 1999, six were skilled nursing facilities in the State of Florida which were sold through the sale of a subsidiary in the fourth quarter, which resulted in a pre-tax loss of $35.9 million and a current tax benefit of $29.0 million relating to the recovery of prior years taxes.

START-UP COSTS

     The Company had start-up losses in 2000 associated with newly constructed facilities opened in 1999 of $1.0 million compared to $4.1 million in 1999. There were no new facilities opened during 2000.

INCOME TAXES

     Income tax expense for 2000 was a $27.7 million benefit as compared to a $52.8 million benefit in 1999. The Company's effective tax rates were 33.7% in 2000 as compared to 42.9% in 1999. The benefit was less in 2000 due to the recovery of taxes resulting from the disposition of nursing facilities through the share transaction in 1999 (see note 4 to the Consolidated Financial Statements).

EXTRAORDINARY ITEM

     The extraordinary loss from early retirement of debt (net of income tax effect) increased to $442,000 for 2000 from $342,000 for 1999. Both amounts relate to the write-off of deferred financing costs in connection with debt reduction upon the sale of nursing and assisted living facilities.

NET LOSS

     The net loss for 2000 was $55.1 million compared to a net loss of $70.5 million for 1999. The net loss prior to loss on impairment of long-lived assets, loss on disposal of assets and other items and extraordinary item (after applicable income tax effect) was $37.1 million for 2000 compared to a comparable net loss of $27.5 million for 1999.

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

REVENUES

     Revenues in the year ended December 31, 1999 (1999) were $967.6 million, representing a decrease of $172.8 million (15.2%) from $1,140.4 million in the year ended December 31, 1998 (1998). The decrease in revenues of $172.8 million included reductions in skilled nursing and assisted living facilities revenues of $73.9 million, medical supplies and outpatient therapy revenues of $98.0 million and other revenues of $0.9 million.

     The decrease in nursing and assisted living facilities revenues of $73.9 million included an increase of $9.4 million from the opening of newly constructed facilities, and acquisitions, net of divestitures. Revenues decreased $27.4 million due to a general provision recorded for Medicare receivables, related to cost reports filed from 1995 to 1998, which are in dispute with Medicare intermediaries, or under or proceeding to appeal through the Provider Reimbursement Review Board. While the Company remained confident that it will prevail with respect to these items in dispute, it has nonetheless booked a provision. Excluding this provision, revenues from same-facilities, which the Company operated during each of 1999 and 1998 ("same-facility"), decreased $55.9 million when comparing periods. Same-facility revenues decreased between periods due to the effects of PPS and lower occupancy. Under PPS, the rate received for Medicare Part A services is lower than what was received under the former cost-reimbursement system. In 1998 the average rate for Medicare Part A services was approximately $370 per patient day compared with the average 1999 rate of $323 per patient day. The average number of Medicare patients served in 1999 was 691,600. Therefore the decline in the average Medicare Part A rate resulted in a decrease in revenue of approximately $32.5 million. Average percentage occupancy for same-facilities, based on beds/units in operation, was 86.3% in 1999 compared with 87.4% in 1998.

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

INTEREST

     Interest expense (net of interest income) decreased $4.5 million to $51.3 million in the twelve months ended December 31, 1999 compared with $55.8 million in the comparable period in 1998. The decrease was primarily due to a decrease in the average debt level to $575.5 million during 1999 compared to $658.4 million during 1998 resulting from the Company's use of pharmacy sale and various 1999 divestiture proceeds to pay-down debt. This was partially offset by an increase in the weighted average interest rate of all long-term debt to approximately 9.12% during 1999 compared to approximately 8.80% during 1998. Net interest expense was also affected by less favorable investment earnings and fewer investments in 1999 compared to 1998.

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

LOSS (GAIN) ON DISPOSAL OF ASSETS AND OTHER ITEMS

     The Company sold six nursing facilities (763 beds) for $40.5 million on December 30, 1999 resulting in a loss of $35.9 million before taxes; two nursing facilities (150 beds) for $4.8 million on September 30, 1999 resulting in a loss of $0.3 million; and one nursing facility (248 beds) for $4.3 million on June 30, 1999 resulting in a gain of $0.8 million. The sales resulted in a pretax loss of $35.4 million. In addition, on November 30, 1999 the Company sold its home health operation for $12.7 million resulting in a loss of $1.6 million before taxes.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash and cash equivalents of $1.6 million at December 31, 2000 and $2.9 million at December 31, 1999. Cash flow generated from operations before working capital changes was $67.9 million for 2000 compared with $66.6 million in the 1999.

     Overall cash from operating activities was $32.8 million for 2000 compared to $18.6 million for 1999. The Company experienced a decrease in working capital, excluding cash and borrowings included in current liabilities, of $36.4 million, from $92.5 million at December 31, 1999 to $56.1 million at December 31, 2000.

     The decrease in working capital resulted from a decrease in taxes recoverable of $37.0 million, a decrease in accounts receivable of $18.3 million, and a $1.9 million decrease in current debt service trust funds. These decreasing components of working capital were partially offset by a $17.4 million decrease in accounts payable and accrued liabilities, a $500,000 increase in inventories, supplies and prepaid expense, and a decrease in due to shareholder and affiliates of $2.9 million.

     Taxes recoverable decreased from $70.5 million at December 31, 1999 to $33.5 million at December 31, 2000, representing a decrease of $37.0 million. The decrease was primarily due to a smaller income tax refund for 2000 compared to 1999 relating to the decrease in loss before income taxes to $82.3 million in 2000 from $123.2 million in 1999.

     Accounts receivable at December 31, 2000 were $130.0 million compared with $148.3 million at December 31, 1999, representing a decrease of $18.3 million. The reduction in accounts receivable included an $8.7 million decrease within nursing operations and a decline of $9.6 million within the medical supplies and outpatient therapy operations. Billed patient care and other receivables decreased $12.5 million while third-party payor settlement receivables (based on Medicare and Medicaid cost reports) increased $3.8 million within nursing operations. The decrease in billed patient care receivables of $12.5 million included a decrease of $8.1 million due to an improvement in collection efforts by the Company between periods. The remaining decrease of $4.4 million reflects a decrease of $20.9 million due to the sale or closure of skilled nursing and assisted living facilities, partially offset by an increase of $16.5 million due to rate increases.

     The increase in third-party payor settlement receivables of $3.8 million from 2000 compared to 1999 included increases of: (1) $4.1 million for accrual of a Pennsylvania Medicaid settlement to be received in the first quarter of 2001; (2) $3.4 million for anticipated Medicare reimbursement for uncollectible coinsurance amounts; and (3) $10.8 million as a result of Medicare cost report settlements. These increases were offset by: (1) collections from Medicare for 1999 uncollectible coinsurance amounts of $2.9 million; (2) collection of $1.1 million as a result of Medicaid settlements; (3) collections of $800,000 from Pennsylvania for prior years' rate increases; and (4) $9.7 million as a result of the reclassification of settlements, which are not anticipated to be collected within one year, from current to long-term accounts receivable.

     The decrease in medical supplies and outpatient therapy receivables of $9.6 million in 2000 compared to 1999 is due to: (1) a reduction in home health receivables of $7.3 million resulting from the sale of this operation in November, 1999; (2) a decrease in receivables of $900,000 as a result of the sale of the Florida outpatient therapy operations; and (3) a decrease of other receivables of $1.4 million.

     Property and equipment decreased $102.8 million from December 31, 1999 to a total of $507.5 million at December 31, 2000. The decrease was the result of:
(1) depreciation expense of $41.9 million; (2) asset writedowns of $18.7 million; (3) asset disposals of $13.1 million; (4) a decrease in equipment of $1.2 million resulting from the buy-out of a capital lease; and (5) a decrease of $41.6 million as a result of the reclassification of the net book value of property and equipment related to the sale to Greystone to "Other Assets." These decreases were offset by capital expenditures and asset transfers of $13.8 million.

     Total borrowings, including bank indebtedness and both current and long-term maturities of debt, totaled $451.7 million at December 31, 2000 for a decrease of $84.4 million from December 31, 1999. The decrease was attributable to the use of $25.0 million from a tax refund and $33.1 million from the sales of skilled nursing and assisted living facilities to pay down the Tranche A and Tranche B term loans, the payment of a mortgage loan of $1.7 million using funds from a previously established trust fund, net repayments on the Revolving Credit Facility of $6.0 million and the use of operating cash to reduce the current debt for scheduled repayments. The weighted average interest rate of all long-term debt was 8.70% at December 31, 2000 and such debt had maturities ranging from 2001 to 2014.

     At December 31, 2000 the Company had a $200 million Revolving Credit Facility, of which the Company waived access to $25 million pursuant to the terms negotiated in the second quarter of 1999. Borrowing availability under this line of credit totaled $23.5 million at December 31, 2000 (net of outstanding borrowing of $115.0 million and letters of credit in the amount of $36.5 million). The Company believes it has adequate capital resources and access to capital resources to fund operations.

     Cash provided by investing activities increased to $50.5 million for 2000 compared to $116,000 used in investing activities for 1999. The increase was primarily due to: (1) a $54.0 million increase in income taxes recovered on sale of operations; (2) $30.0 million in proceeds received in 2000 from the divestiture agreement relating to Florida facilities; and (3) a $11.1 million decrease in payments for purchases of property and equipment, partially offset by a $40.9 million decrease in proceeds on sales of assets.

     Cash used for financing activities increased by $68.0 million to $84.7 million for 2000 compared to $16.7 million for 1999. The increase is primarily due to: (1) an increase of $4.7 million in payments of long-term debt; (2) a $55.0 million decrease in proceeds from issuance of long-term debt; (3) a $3.0 million decrease in other liabilities; and (4) a $11.3 million decrease in cash provided by bank indebtedness.

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

QUANTITATIVE DISCLOSURES

     The Company is a party to several interest rate swap agreements to reduce the impact of changes in interest rates on certain of its floating rate long-term debt. The first agreement, entered into in 1995, effectively changed the Company's interest rate exposure on $32 million of floating rate Industrial Development Bonds due in 2014 to a fixed rate of 4.155% through expiration in October 2000. During 1998, the Company entered into five agreements (each $50 million of notional value) with three banks, which effectively changes the interest rates on LIBOR based borrowings to fixed rates ranging from 5.53% to 5.84% plus applicable margins, for periods over three to seven years. The differential between the fixed rates and the variable rate interest to be paid or received will be accrued as interest rates change and recognized over the life of the agreement. The Company may be exposed to credit loss in the event of non-performance by the banks under the swap agreements but does not anticipate such non-performance. In 1999, the Company terminated three agreements (each $50 million in notional value) reducing its hedging period from seven to four years.

The first two agreements were disposed of at no cost or material gain to the Company. The third termination resulted in a cash payment to the Company of $290,000, which is being amortized over the term of the underlying credit agreement. Management will continue to monitor the interest rate exposure and adjust hedging levels to reflect outstanding debt levels. Interest income (expense) related to such agreements amounted to $820,000 and ($900,000) for the years 2000 and 1999, respectively. The component of this amount relating to the hedges' ineffectiveness was not deemed material.

     The amounts reflected in AOCI for 2000 related to stock and warrant holdings equals a gain of $1.4 million (net of income tax effect). The estimated net amount of the gains or losses that are expected to be reclassified into earnings within the next twelve months is uncertain due to the uncertainty of stock market conditions and the interest rate environment.

     As of December 31, 2000, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with variable-rate, long-term debt is four years from the inception date of the swap agreement.

     The table below presents principal (or notional) amounts and related weighted average interest rates by year of maturity for the Company's debt obligations and interest rate swaps.

                                                                                                                 FAIR
                                 2001      2002        2003       2004      2005     THEREAFTER     TOTAL       VALUE
                                 ----      ----        ----       ----      ----     ----------     -----       -----
                                                                (DOLLARS IN THOUSANDS)
LONG-TERM DEBT:
  Fixed rate................    $5,469    $   676    $    677    $   710    $ 700     $206,554     $214,786    $229,211
  Average interest rate.....      9.30%      9.30%       9.31%      9.31%    9.32%        9.32%        9.31%
  Variable rate.............     7,237      8,130     123,144     61,984      469       35,397      236,361     232,499
  Average interest rate.....      8.72%      8.72%       8.15%      5.44%    5.43%        5.37%        6.97%
INTEREST RATE SWAPS:
  Variable to fixed.........        --     50,000      50,000         --       --           --      100,000        (216)
  Average pay rate..........        --       5.63%       5.63%        --       --           --         5.63%
  Average receive rate......        --       6.75%       6.75%        --       --           --         6.75%

     The above table incorporates only those exposures that exist as of December 31, 2000 and does not consider those exposures or positions that could arise after that date or future interest rate movements. As a result, the information presented above has limited predictive value. The Company's ultimate results with respect to interest rate fluctuations will depend upon the exposures that arise during the period, the Company's hedging strategies at the time and interest rate movements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Extendicare Health Services, Inc.:

     We have audited the accompanying consolidated balance sheets of Extendicare Health Services, Inc. and subsidiaries (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholder's equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Extendicare Health Services, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

[KPMG LLP LOGO]

Milwaukee, Wisconsin
February 5, 2001

                       EXTENDICARE HEALTH SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                2000       1999
                                                                ----       ----
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  1,641   $  2,941
  Accounts receivable, less allowances of $16,329 and
     $24,949, respectively..................................   130,032    148,348
  Supplies, inventories and prepaid expenses................     9,383      8,882
  Deferred state income taxes...............................        --      4,185
  Debt service trust funds..................................        71      1,934
  Due from shareholder:
     Federal income taxes receivable........................    24,235     47,813
     Deferred federal income taxes..........................    10,782     19,684
                                                              --------   --------
     Total current assets...................................   176,144    233,787
PROPERTY AND EQUIPMENT (Note 6).............................   507,536    610,343
DEFERRED STATE INCOME TAXES.................................       386         --
GOODWILL AND OTHER INTANGIBLE ASSETS (Note 7)...............    81,310     87,143
OTHER ASSETS (Note 8).......................................   108,214     43,175
                                                              --------   --------
     Total Assets...........................................  $873,590   $974,448
                                                              ========   ========
            LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES:
  Bank indebtedness.........................................  $    538   $  5,895
  Current maturities of long-term debt (Note 9).............    12,706     21,705
  Accounts payable..........................................    22,211     32,196
  Accrued liabilities (Note 10).............................    85,374     92,826
  Income taxes payable......................................     1,344      1,174
  Deferred state income taxes...............................       181         --
  Due to shareholder and affiliates.........................     9,317     12,184
                                                              --------   --------
     Total current liabilities..............................   131,671    165,980
ACCRUAL FOR SELF-INSURED LIABILITIES (Note 11)..............    50,087      4,329
LONG-TERM DEBT (Note 9).....................................   438,441    508,450
OTHER LONG-TERM LIABILITIES (Note 12).......................    40,716     12,151
DUE TO SHAREHOLDER AND AFFILIATES:
  Deferred federal income taxes.............................    25,001     36,362
  Other.....................................................     3,484      3,484
DEFERRED STATE INCOME TAXES.................................        --      5,141
MINORITY INTERESTS..........................................        29        656
                                                              --------   --------
     Total liabilities......................................   689,429    736,553
                                                              --------   --------
SHAREHOLDER'S EQUITY:
  Common stock, $1 par value, 1,000 shares authorized, 947
     shares issued and outstanding..........................         1          1
  Additional paid-in capital................................   208,787    208,787
  Accumulated other comprehensive loss......................    (1,703)    (3,090)
  Retained earnings (accumulated deficit)...................   (22,924)    32,197
                                                              --------   --------
     Total shareholder's equity.............................   184,161    237,895
                                                              --------   --------
     Total Liabilities and Shareholder's Equity.............  $873,590   $974,448
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       EXTENDICARE HEALTH SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                              2000         1999         1998
                                                              ----         ----         ----
REVENUES:
  Nursing and assisted living centers (Note 13)..........  $  904,847   $  916,195   $  990,066
  Outpatient therapy and medical supplies................       9,716       43,068      141,131
  Other..................................................       8,506        8,322        9,238
                                                           ----------   ----------   ----------
                                                              923,069      967,585    1,140,435
                                                           ----------   ----------   ----------
COSTS AND EXPENSES
  Operating..............................................     822,871      842,216      953,639
  General and administrative.............................      46,507       45,524       45,432
  Lease costs............................................      18,032       18,806       15,895
  Depreciation and amortization..........................      45,434       52,005       53,723
  Interest expense.......................................      46,541       52,499       57,955
  Interest income........................................      (1,386)      (1,232)      (2,124)
  Loss on impairment of long-lived assets (Note 4).......      20,753       38,173           --
  Loss (gain) on disposal of assets and other items (Note
     4)..................................................       6,663       42,774      (93,337)
                                                           ----------   ----------   ----------
                                                            1,005,415    1,090,765    1,031,183
                                                           ----------   ----------   ----------
(LOSS) EARNINGS BEFORE INCOME TAXES, MINORITY INTERESTS
  AND EXTRAORDINARY ITEM.................................     (82,346)    (123,180)     109,252
(Benefit) provision for income taxes (Note 17)...........     (27,667)     (52,841)      79,680
                                                           ----------   ----------   ----------
(LOSS) EARNINGS BEFORE MINORITY INTERESTS AND
  EXTRAORDINARY ITEM.....................................     (54,679)     (70,339)      29,572
Minority interests.......................................          --          224         (648)
                                                           ----------   ----------   ----------
(LOSS) EARNINGS BEFORE EXTRAORDINARY ITEM................     (54,679)     (70,115)      28,924
Extraordinary loss on early retirement of debt (net of
  income taxes of $240, $1,053, and $6,465 respectively)
  (Note 9)...............................................        (442)        (342)      (1,660)
                                                           ----------   ----------   ----------
NET (LOSS) EARNINGS......................................  $  (55,121)  $  (70,457)  $   27,264
                                                           ==========   ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                       EXTENDICARE HEALTH SERVICES, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                ACCUMULATED      RETAINED
                                 COMMON STOCK     ADDITIONAL       OTHER         EARNINGS         TOTAL
                                ---------------    PAID-IN     COMPREHENSIVE   (ACCUMULATED   SHAREHOLDER'S
                                SHARES   AMOUNT    CAPITAL        INCOME         DEFICIT)        EQUITY
                                ------   ------   ----------   -------------   ------------   -------------
BALANCES at DECEMBER 31,
  1997........................   947       $1      $206,381       $    --        $ 75,390       $281,772
  Contribution of assets from
     affiliate................    --       --           268            --              --            268
  Contribution of equity from
     shareholder..............    --       --         2,000            --              --          2,000
  Income tax benefit from
     stock options
     exercised................    --       --           138            --              --            138
  Comprehensive income:
     Unrealized gain on
       investments, net of
       income taxes...........    --       --            --           187              --            187
     Net earnings.............    --       --            --            --          27,264         27,264
                                 ---       --      --------       -------        --------       --------
  Total comprehensive
     income...................    --       --            --           187          27,264         27,451
                                 ---       --      --------       -------        --------       --------
BALANCES at DECEMBER 31,
  1998........................   947        1       208,787           187         102,654        311,629
  Comprehensive income:
     Unrealized loss on
       investments, net of
       income taxes...........    --       --            --        (3,277)             --         (3,277)
     Net loss.................    --       --            --            --         (70,457)       (70,457)
                                 ---       --      --------       -------        --------       --------
  Total comprehensive
     income...................    --       --            --        (3,277)        (70,457)       (73,734)
                                 ---       --      --------       -------        --------       --------
BALANCES at DECEMBER 31,
  1999........................   947        1       208,787        (3,090)         32,197        237,895
  Comprehensive income:
     Unrealized gain on
       investments, net of
       income taxes...........    --       --            --         1,387              --          1,387
     Net loss.................    --       --            --            --         (55,121)       (55,121)
                                 ---       --      --------       -------        --------       --------
  Total comprehensive
     income...................    --       --            --         1,387         (55,121)       (53,734)
                                 ---       --      --------       -------        --------       --------
BALANCES at DECEMBER 31,
  2000........................   947       $1      $208,787       $(1,703)       $(22,924)      $184,161
                                 ===       ==      ========       =======        ========       ========

  The accompanying notes are an integral part of these consolidated financial statements

                       EXTENDICARE HEALTH SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                2000       1999       1998
                                                                ----       ----       ----
OPERATING ACTIVITIES:
Net (loss) earnings.........................................  $(55,121)  $(70,457)  $  27,264
Adjustments to reconcile net (loss) earnings to net cash
  provided from operating activities:
  Depreciation and amortization.............................    47,886     54,254      56,385
  Provision for self-insured liabilities....................    46,248      4,329          --
  Payment for self-insured liability claims.................      (490)        --          --
  Provision for punitive damages............................     9,000         --          --
  Provision for uncollectible accounts receivable...........    17,945     11,905      12,698
  Reserve (recovery) for settlements with third-party
     payors.................................................   (11,981)    27,400          --
  Loss (gain) on disposal of assets and other items.........     6,663     13,774     (24,034)
  Loss on impairment of long-lived assets...................    20,753     38,173          --
  Deferred income taxes.....................................   (13,454)   (12,848)     (6,378)
  Extraordinary loss on early retirement of debt............       442        342       1,660
  Minority interests........................................        --       (224)        648
Changes in assets and liabilities:
  Accounts receivable.......................................    (2,362)     4,314     (28,181)
  Non-current accounts receivable...........................    (9,702)        --          --
  Supplies, inventories and prepaid expenses................       458        111      (3,819)
  Debt service trust funds..................................     1,863        100         291
  Accounts payable..........................................    (9,986)    (4,446)     (1,256)
  Accrued liabilities.......................................   (16,368)   (33,263)     (1,566)
  Income taxes payable......................................       169     (1,897)      2,195
  Current due to shareholder and affiliates.................       879    (12,924)     13,773
                                                              --------   --------   ---------
     Cash provided from operating activities................    32,842     18,643      49,680
                                                              --------   --------   ---------
INVESTING ACTIVITIES:
  Proceeds from sales of assets.............................     7,642     48,522     238,611
  Proceeds received from divestiture agreement..............    30,000         --          --
  Income taxes recovered (paid) on sale of operations.......    29,000    (25,000)    (40,997)
  Payments for acquisitions.................................        --         --     (18,857)
  Payments for purchases of property and equipment..........   (14,169)   (25,330)    (59,120)
  Changes in other non-current assets.......................    (1,945)     1,692      (4,158)
                                                              --------   --------   ---------
     Cash provided by (used in) investing activities........    50,528       (116)    115,479
                                                              --------   --------   ---------
FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt..................     3,048     58,051      40,293
  Payments of long-term debt................................   (80,337)   (75,606)   (208,816)
  Other long-term liabilities...............................    (1,435)    (4,959)      1,728
  Bank indebtedness.........................................    (5,357)     5,895        (376)
  Equity contribution from shareholder......................        --         --       2,000
  Distribution of minority interests' earnings..............      (589)       (51)       (322)
                                                              --------   --------   ---------
     Cash used for financing activities.....................   (84,670)   (16,670)   (165,493)
                                                              --------   --------   ---------
Increase (decrease) in cash and cash equivalents............    (1,300)     1,857        (334)
Cash and cash equivalents, beginning of year................     2,941      1,084       1,418
                                                              --------   --------   ---------
Cash and cash equivalents, end of year......................  $  1,641   $  2,941   $   1,084
                                                              ========   ========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                       EXTENDICARE HEALTH SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS

     Extendicare Health Services, Inc. and its subsidiaries (hereafter referred to as the "Company") operate nursing and assisted living facilities throughout the United States. The Company is an indirect wholly owned subsidiary of Extendicare Inc. ("Extendicare"), a Canadian publicly traded company.

     At December 31, 2000, the Company operated 171 nursing facilities with capacity for 17,495 beds and 41 assisted living facilities with 1,925 units. Through its nursing centers, the Company provides nursing, rehabilitative and other specialized medical services and, in the assisted living facilities, the Company provides varying levels of assistance with daily living activities to residents.

     In addition, the Company owned 15 nursing facilities (1,618 beds), which were leased to and operated by two unrelated nursing home providers, provided consulting services to (but did not own or operate) 12 nursing facilities (1,258 beds), and retained an interest in (but does not operate) 11 nursing facilities (1,435 beds) and 4 assisted living facilities (135 units) under a Divestiture Agreement (see note 4).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Principles of Consolidation

     The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The consolidated financial statements include those of the Company and its subsidiaries and partnerships in which the Company has a controlling interest. All significant intercompany accounts and transactions with subsidiaries have been eliminated from the consolidated financial statements.

b) Cash Equivalents

     For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

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

                       EXTENDICARE HEALTH SERVICES, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

d) Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation and amortization. Provisions for depreciation and amortization are computed using the straight-line method at rates based upon the following estimated useful lives:

Buildings...............................    30 to 40 years
Furniture and equipment.................    Varying periods not exceeding 15 years
Leasehold improvements..................    The shorter of the term of the
                                            applicable leases or the useful life of
                                            the improvement

     Leased nursing home assets held under Option Agreements are stated at cost less accumulated depreciation. Provisions for depreciation are computed as outlined above.

     Maintenance and repairs are charged to expense as incurred. When property or equipment is retired or disposed, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss is included in earnings. Approximately $395,000, $782,000 and $289,000 of costs included in furniture and equipment associated with developing or obtaining internal-use software were capitalized during the years ended December 31, 2000, 1999 and 1998, respectively, and are being amortized over three years.

e) Leases

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

f) Goodwill and Other Intangible Assets

     Goodwill represents the cost of acquired net assets in excess of their fair market values. Amortization of goodwill and other intangible assets is computed using the straight-line method over a period of no more than forty years in connection with the acquisitions of long-term care facilities. Other intangible assets, consisting of the costs of acquiring leasehold rights are deferred and amortized over the term of the lease including renewal options.

g) Impairment of Long-Lived Assets

     The Company periodically assesses the recoverability of long-lived assets, including property and equipment, goodwill and other intangibles, when there are indications of potential impairment based on estimates of undiscounted future cash flows. The amount of any impairment is calculated by comparing the estimated fair market value, with the carrying value of the related asset. Management considers such factors as current results, trends and future prospects, current market value, and other economic and regulatory factors, in performing these analyses.

                       EXTENDICARE HEALTH SERVICES, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

h) Other Assets

     Assets held under Divestiture Agreement are stated at cost less accumulated depreciation. Provisions for depreciation are computed as outlined above in note 2(d). Direct loan origination costs are deferred and amortized over the life of the related debt using the effective interest method.

i) Investments

     Debt service trust funds and other investment holdings, which are comprised of fixed interest securities, equity securities, and liquid money market investments, are considered to be available-for-sale and accordingly, are reported at fair value. Fair values are based on quoted market prices. Unrealized gains and losses, net of related tax effects, are reported within accumulated other comprehensive income (AOCI) as a separate component of shareholder's equity. A decline in the market value of any security below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security. The cost basis of the debt service trust funds approximates fair value. Realized gains and losses for securities classified as available-for-sale are included in earnings and are derived using the specific identification method for determining the cost of securities sold. Interest income is recognized when earned.

j) Derivative Financial Instruments

     The Company enters into interest rate swap agreements to reduce its exposure to market risks from changing interest rates. For interest rate swaps, the differential to be paid or received is accrued and recognized in interest expense and may change as market interest rates change. If a swap is terminated prior to its maturity, the gain or loss is recognized over the remaining original life of the swap if the item hedged remains outstanding, or immediately if the item hedged does not remain outstanding. If the swap is not terminated prior to its maturity, but the underlying hedged item is no longer outstanding, the interest rate swap is marked to market and any unrealized gain or loss is recognized immediately.

k) Revenue Recognition

     Nursing facility revenue results from the payment for services and products from federal and state-funded cost reimbursement programs as well as private pay residents. Revenues are recorded in the period in which services and products are provided at established rates less contractual adjustments. Contractual adjustments include differences between the Company's established billing rates and amounts estimated by management as reimbursable under various reimbursement formulas or contracts in effect. Estimation differences between final settlements and amounts recorded in previous years are reported as adjustments to revenues in the period such settlements are determined. Refer also to note 13.

     Assisted living facility revenue is primarily derived from private pay residents in the period in which the services are provided and at rates established by the Company based upon the services provided and market conditions in the area of operation.

l) Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                       EXTENDICARE HEALTH SERVICES, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

m) Reclassifications

     Certain reclassifications have been made to the 1999 and 1998 consolidated financial statements to conform to the presentation for 2000.

3. NEW ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards (SFAS) 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 138, Accounting for Derivative Instruments and Hedging Activities -- Deferral of Effective Date of FASB Statement No. 133, and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, is effective as of January 1, 2001 for the Company. Under this standard, all derivatives will be recognized at fair value in the balance sheet. Changes in fair value for derivatives that are not hedges will be recognized in the Consolidated Statement of Operations as they arise. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset in the Consolidated Statement of Operations against the change in the fair value of the hedged asset, liability or firm commitment or it will be recognized in Accumulated Other Comprehensive Income (AOCI) until the hedged item is recognized in the Consolidated Statement of Operations. If the change in the fair value of the derivative is not completely offset by the change in the value of the item it is hedging, the difference will be recognized immediately in the Consolidated Statement of Operations.

     The Company has adopted the new standard on January 1, 2001. The ultimate impact of this standard on the Company's earnings and financial position is dependent on the hedging strategies applied to the Company's derivative portfolio and the composition of that portfolio on and after January 1, 2001. The impact on January 1, 2001 arising from the adoption of the standard (relating to fair value of interest rate swaps) is an increase of $195,000 in consolidated liabilities (including income tax effect), an decrease of $195,000 in AOCI, and no impact on net income (loss).

4. IMPAIRMENT OF LONG-LIVED ASSETS AND LOSS ON DISPOSAL OF ASSETS

     In response to the implementation of Medicare Prospective Payment System
(PPS), increased litigation and insurance costs in certain states, and increased operational costs resulting from changes in legislation and regulatory scrutiny, over the past two years the Company has focused on the divestiture of under-performing nursing and assisted living facilities and the divestiture of non-core health care assets.

Impairment of Long-Lived Assets

     The Company records impairment losses recognized for long-lived assets used in operations when indicators of impairment are present and the estimated undiscounted future cash flows do not appear to be sufficient to recover the assets' carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. In addition, once management has committed the organization to a plan for disposal, assets held for disposal are adjusted to the lower of the assets' carrying value and the fair value less costs to sell. Accordingly, management has estimated the future cash flows of each facility and reduced the carrying value to the estimated fair value, where appropriate.

     As described in "Loss on Disposal of Assets and Other Items", in December 2000 the Company made a formal decision to divest of all remaining operations in Florida and completed two transactions through which the Company divested all of its remaining operations. Both transactions resulted in the Company leasing its nursing home facilities to two operators under leases that provide the operators with a first right to purchase the properties within the lease term. The Company recorded a provision of $15.9 million for impairment of these remaining Florida properties and, reported within the loss from disposal of assets, a provision of $1.1 million for costs related to the termination of its Florida operational staff. In addition, in December 2000,

                       EXTENDICARE HEALTH SERVICES, INC.

4. IMPAIRMENT OF LONG-LIVED ASSETS AND LOSS ON DISPOSAL OF ASSETS (CONTINUED)

the Company determined that a $4.8 million adjustment was required for non-Florida properties, resulting in a total impairment provision for 2000 (including Florida) of $20.7 million applicable to goodwill, property and equipment, of which $2.0 million related to goodwill.

     In the fourth quarter of 1999, management recorded an aggregate provision for impairment of goodwill, property and equipment of $38.2 million, of which $25.5 million was related to goodwill. Of this provision, all but $3.9 million related to facilities or assets located in Florida.

Loss on Disposal of Assets and Other Items

     As described below, in 2000, the Company was successful in the disposition or lease of all of its operations in Florida consisting of 32 facilities (3,427 beds) through a series of transactions, two of which involved lease agreements with operators who have an option to purchase the properties, and one in which the Company retains an interest in the properties through the contingent consideration terms of the agreement. In addition, the Company sold two formerly closed facilities. In aggregate these five transactions, along with other asset sales, resulted in cash proceeds of $37.7 million, of which $33.1 million was applied to reduce debt. The disposition of Florida facilities, associated costs in exiting Florida, and the loss from the disposition of the two formerly closed facilities resulted in a pre-tax loss of $4.0 million. In addition, the Company provided $1.7 million for the closure of two nursing and one assisted living facilities and $1.0 million for the disposition of other non-core assets. Total losses for 2000 resulting from the disposal of assets and other items totaled $6.7 million.

     At the end of December 2000, the Company leased nine Florida nursing facilities (1,033 beds) to Tandem Health Care Inc. (Tandem) for an 18-month term. Under the terms of the transaction, Tandem has an option to purchase the properties at any time during the term of the leases for up to $48.0 million, less related costs and other credits that may exist at the time the option is exercised. If Tandem holds the leases to term, the Company will receive escalating rental fees of $10.2 million and incur associated costs incurred in respect of the leases of approximately $6.0 million. In addition, at the end of December 2000, the Company leased six nursing facilities (585 beds) to Senior Health Properties -- South Inc. (Senior Health) for a 60-month term. Under the terms of the transaction, Senior Health has an option to purchase the properties for $10.7 million. The Company will earn rental income based upon the net operating cash flow of the properties, which can not exceed on average $2.0 million per annum and has entered into a specific services consulting agreement over the term of the lease with Senior Health. Under the terms of transaction, the Company has retained a commitment to fund any cash flow deficiencies for one of the six properties, which the Company anticipates would not exceed $300,000 per annum. All operations and assets, other than the land, building and equipment, were transferred to the lessees at the commencement of the leases at no cost to the lessees.

     In December 2000, the Company sold one Florida nursing facility (120 beds) for $3.8 million. Consideration was comprised of notes totaling $1.2 million (before prepayment discounts) and $2.6 million in cash, of which $932,000 is held in escrow for settlement for potential claims. The two promissory notes contain certain prepayment discounts totaling $324,000, which the Company has assumed will be exercised and therefore the sale resulted in a pre-tax loss of $2.5 million. The Company applied the net proceeds from this transaction of $1.6 million to reduce debt.

     In September 2000, the Company disposed of eleven Florida nursing facilities (1,435 beds) and four Florida assisted living facilities (135 units) to Greystone Tribeca Acquisition L.L.C. (Greystone) for initial cash proceeds of $30.0 million and contingent consideration in the form of a series of interest bearing notes, which have an aggregate potential value of up to $30.0 million plus interest. The notes have a maximum term of three and one half years and may be retired at any time out of the proceeds from the sale or refinancing of the facilities by Greystone. During the term of the notes, the Company retains the right of first refusal and an

                       EXTENDICARE HEALTH SERVICES, INC.

4. IMPAIRMENT OF LONG-LIVED ASSETS AND LOSS ON DISPOSAL OF ASSETS (CONTINUED)

option to repurchase the facilities in March 2004, which if not accepted, will trigger repayment of the balance of the notes. The option to repurchase, along with the significant portion of the sales price being contingent, results in the disposition being accounted for as a deferred sale in accordance with Statement of Financial Accounting Standards No. 66 (SFAS 66). There was no gain or loss recorded on the initial transaction, and the Company will continue to depreciate the fixed assets on its records, which as of December 31, 2000 had a net book value of $41.6 million and have been classified under "Other Assets" as "Assets held under Divestiture Agreement". The initial cash proceeds have been classified within "Other Long Term Liabilities" in the balance sheet as "Deposits held under Divestiture Agreement". Additional payments received, including interest, will increase the deposits net of carrying costs paid. The Company applied the net after tax proceeds from this transaction of $27.5 million to reduce debt.

     In July 2000, the Company sold one Florida nursing facility (119 beds) for $2.8 million. The sale resulted in a pre-tax gain of $940,000. The Company applied the net after tax proceeds from this transaction of $2.0 million to reduce debt.

     In May and June, 2000 the Company sold two previously closed nursing facilities for $2.0 million and $700,000 respectively resulting in pretax losses of $453,000 and $1.1 million, respectively. In June and October 2000, leases at two of the Company's nursing homes in Oregon (135 operational beds) expired and were not renewed. Certain equipment assets of these Oregon homes were sold for $168,000. In February 2000, the Company sold seven outpatient therapy facilities resulting in a pretax loss of $71,000.

     In 1999, the Company sold nine nursing facilities, six of which were in the State of Florida, and its home health operation for $62.3 million resulting in a pre-tax loss of $37.0 million and made a number of provisions for the closure of nursing facilities, additional costs related to the sale of non-core assets, and severance of non-essential personnel to result in an overall pre-tax loss of $42.8 million. The Company applied the net after-tax proceeds from these dispositions to reduce debt by approximately $44.8 million. Of the facilities sold in 1999, six were through the sale of a subsidiary in the fourth quarter, which resulted in a pre-tax loss of $35.9 million and a current tax benefit of $29.0 million relating to the recovery of prior years taxes. In two separate transactions, the Company sold three nursing facilities resulting in a pre-tax gain of $479,000. The Company also sold its home health operation in the fourth quarter, which resulted in a loss of $1.6 million. In addition, the Company made a provision of $3.2 million for the closure of two nursing facilities and two other nursing facilities for which notice had been given not to renew the leases upon their maturities in June 2000 and September 2000. For these later two facilities, the Company concluded operations as planned in 2000. A further provision of $2.6 million was made for additional reserves related to the sale of non-core assets and severance of non-essential personnel.

     In 1998, the Company sold its pharmacy operation to Omnicare, Inc. (Omnicare) for consideration valued at $258.0 million, which resulted in a pre-tax gain of $97.8 million. The consideration was comprised of $250.0 million of cash, 125,000 common shares of Omnicare and warrants to purchase 1,500,000 common shares of Omnicare at $48.00 per share. Goodwill and other intangible assets, including pharmacy contract rights, were reduced by $90.0 million as part of the sale of the pharmacy operations. Revenue and net earnings of the pharmacy operations during 1998 were $76.8 million and $3.5 million, respectively. The Company applied the net after-tax proceeds of the sale of $165.0 million to debt reduction. Offsetting this gain was $3.3 million in severance costs related to certain staff reductions and $1.2 million of costs relating to the closing of a nursing facility.

5. ACQUISITIONS

     In 1998, the Company acquired the property and equipment of five nursing facilities and one assisted living facility, and the assets of four medical specialty services-related businesses for cash and the assumption

                       EXTENDICARE HEALTH SERVICES, INC.

5. ACQUISITIONS -- (CONTINUED)

of debt. The Company also added one nursing facility through an operating lease. The cost of the businesses and assets acquired in 1998 was $22.6 million. These acquisitions have been accounted for using the purchase method and, accordingly, the results of the acquired operations are included in the accompanying consolidated financial statements since their dates of acquisition.

6. PROPERTY AND EQUIPMENT

     Property and equipment and related accumulated depreciation and amortization as of December 31 is as follows:

                                                             2000       1999
                                                             ----       ----
                                                             (IN THOUSANDS)
Land and land improvements...............................  $ 48,828   $ 54,935
Buildings and improvements...............................   555,073    643,507
Furniture and equipment..................................    88,315    111,107
Leasehold improvements...................................    18,280     20,710
Construction in progress.................................     5,506      4,770
                                                           --------   --------
                                                            716,002    835,029
Less accumulated depreciation and amortization...........   208,466    224,686
                                                           --------   --------
                                                           $507,536   $610,343
                                                           ========   ========

     Interest is capitalized in connection with the construction of facilities and is amortized over the estimated useful life of the facilities. There was no interest capitalized in 2000. Interest capitalized in 1999 and 1998 was $301,000 and $1.1 million respectively.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill and other intangible assets consisted of the following at December 31:

                                                               2000      1999
                                                               ----      ----
                                                               (IN THOUSANDS)
Goodwill....................................................  $83,353   $85,335
Leasehold rights............................................   12,347    12,395
                                                              -------   -------
                                                               95,700    97,730
Less accumulated amortization...............................   14,390    10,587
                                                              -------   -------
                                                              $81,310   $87,143
                                                              =======   =======

                       EXTENDICARE HEALTH SERVICES, INC.

8. OTHER ASSETS

     Other assets consisted of the following at December 31:

                                                                2000      1999
                                                                ----      ----
                                                                (IN THOUSANDS)
Assets held under Divestiture Agreement (see note 4)........  $ 41,564   $    --
Non-current accounts receivable from Medicare and Medicaid
  programs, less allowance of $15,419 and $27,400 in 2000
  and 1999, respectively (see note 13)......................    37,215    15,532
Deferred financing costs, net...............................     9,740    11,133
Notes receivable............................................     4,875     4,000
Indemnification escrow......................................     3,700     3,700
Shares held for investment..................................     2,704     1,500
Warrants held for investment................................     2,490     1,381
Security deposits...........................................     1,552     1,532
Debt service and capital expenditure trust funds............       902     1,117
Other.......................................................     3,472     3,280
                                                              --------   -------
                                                              $108,214   $43,175
                                                              ========   =======

     Accumulated amortization of deferred financing costs as of December 31, 2000 and 1999 was $6,707 and $6,166, respectively.

9. LINE OF CREDIT AND LONG-TERM DEBT

     Long-term debt consisted of the following at December 31:

                                                                2000       1999
                                                                ----       ----
                                                                (IN THOUSANDS)
Tranche A Term Loan.........................................  $ 20,272   $ 61,679
Tranche B Term Loan.........................................    63,494     88,634
Senior Subordinated Notes...................................   200,000    200,000
Revolving Credit Facility at variable interest rates........   115,000    121,000
Industrial Development Bonds, variable interest rates
  ranging from 4.95% to 8.50%, maturing through 2014,
  secured by certain facilities.............................    39,300     39,860
Promissory notes payable, interest rates ranging from 3.0%
  to 10.0%, maturing through 2008...........................     6,356      7,417
Mortgages, interest rates ranging from 7.25% to 13.61%
  maturing through 2010.....................................     6,651      8,736
Other, primarily capital lease obligations..................        74      2,829
                                                              --------   --------
                                                               451,147    530,155
Less current maturities.....................................    12,706     21,705
                                                              --------   --------
                                                              $438,441   $508,450
                                                              ========   ========

     The Company entered into a syndicated bank credit agreement (the "Credit Facility") dated November 26, 1997 that provided the Company with senior secured credit facilities of up to $800 million. The Credit Facility initially consisted of a six-year revolving credit facility (the "Revolving Credit Facility") under which up to an aggregate principal amount of $200 million is available for borrowing, a six-year $200 million term loan (the "Tranche A Term Loan"), a seven year $200 million term loan (the "Tranche B Term Loan") and a six-year loan of up to $200 million (the "Tranche C Loan"). Amounts borrowed under the Tranche C Loan

                       EXTENDICARE HEALTH SERVICES, INC.

9. LINE OF CREDIT AND LONG-TERM DEBT (CONTINUED)

were subsequently repaid with the proceeds from the Company's offering of $200 million 9.35% Senior Subordinated Notes due 2007 (the "Senior Subordinated Notes").

     In the second quarter of 1999, the Company renegotiated specific terms in the Credit Facility and as part of the agreement, the Company waived its right to $25 million of the Revolving Credit Facility. On March 16, 2000, the Company negotiated specific terms in the Credit Facility relating to the accounting for general provisions for Medicare settlements and non-cash provisions for general and professional liability claims.

     The Company is required to make mandatory prepayments of principal upon the occurrence of certain events, such as certain asset sales and certain issuances of securities and is permitted to make voluntary prepayments at any time. Such prepayments may, under certain conditions, reduce the amounts available to be borrowed under the Credit Facility.

     The Company incurred a charge to earnings in 2000 from the write-off of unamortized debt issuance costs incurred in connection with the reduction of Tranche A and Tranche B borrowings resulting from the recovery of prior year taxes, and the sale of 18 nursing facilities. Similarly in 1999 the Company incurred the write-off of unamortized debt issuance costs resulting from proceeds of the sale of the home health operations and nine nursing facilities and in 1998 from the sale of pharmacy operations. The extraordinary loss realized after income taxes totaled $442,000, $342,000 and $1.7 million in 2000, 1999 and 1998 respectively.

     Up to $75 million of the Revolving Credit Facility is available for the issuance of standby letters of credit of which $36.5 million were outstanding at December 31, 2000. The standby letters of credit outstanding generally secure debt outstanding, primarily the Industrial Revenue Development Bonds. At December 31, 2000 the unused portion of the Revolving Credit Facility available for working capital and general corporate purposes was $23.5 million.

     The Revolving Credit Facility, the Tranche A Term Loan and the Tranche B Term Loan bear interest at the Company's option at rates equal to the prime rate or LIBOR, plus applicable margins, depending upon the Company's leverage ratios. Applicable margins at December 31, 2000 under the Revolving Credit Facility and Tranche A Term Loan were 1.75% for prime rate loans and 2.50% for LIBOR based borrowings. The applicable margin at December 31, 2000 under the Tranche B Term Loan was 2.50% for prime rate borrowings and 3.00% for LIBOR based borrowings. The average interest rates outstanding for the Revolving Credit Facility, Tranche A Term Loan and Tranche B Term Loan at December 31, 2000 were 8.30%, 9.19%, and 9.71%, respectively. The weighted average interest rates were 9.17% and 7.79% for amounts outstanding on the Revolving Credit Facility during 2000 and 1999, respectively. The average interest rate at December 31, 2000 and 1999 for all outstanding debt was 8.67% and 8.59%, respectively. The Company pays a commitment fee on the unused portion of the Credit Facility at an annual rate of 0.50%.

     Borrowings under the Credit Facility are secured by the pledge of outstanding shares of common stock and various assets of the Company and each of its existing and future domestic subsidiaries. The Credit Facility contains a number of covenants including among others, restrictions on the payment of dividends and redemption of the Company's common stock, as well as financial covenants, including fixed charge coverage, debt leverage, and net worth ratios. The Company's management believes that it is in full compliance with the terms of the Credit Facility.

                       EXTENDICARE HEALTH SERVICES, INC.

9. LINE OF CREDIT AND LONG-TERM DEBT (CONTINUED)

     The Revolving Credit Facility matures on December 31, 2003, at which time all outstanding borrowings are due. The Tranche A Term Loan matures on December 31, 2003 and the Tranche B Term Loan matures on December 31, 2004, and are payable in quarterly installments as follows:

                                                                TRANCHE A    TRANCHE B
                                                                ---------    ---------
                                                                    (IN THOUSANDS)
2001........................................................     $ 6,170      $   655
2002........................................................       7,051          654
2003........................................................       7,051          655
2004........................................................          --       61,530
                                                                 -------      -------
                                                                 $20,272      $63,494
                                                                 =======      =======

     The Senior Subordinated Notes are unsecured senior subordinated obligations of the Company subordinated in right of payment to all existing and future senior indebtedness of the Company, which includes all borrowings under the Credit Facility as well as all indebtedness not refinanced by the Credit Facility. The Senior Subordinated Notes mature on December 15, 2007. Interest on the Senior Subordinated Notes is payable semi-annually.

     The Company is a party to several interest rate swap agreements to reduce the impact of changes in interest rates on certain of its floating rate long-term debt. The first agreement, entered into in 1995, effectively changed the Company's interest rate exposure on $32.0 million of floating rate Industrial Development Bonds due in 2014 to a fixed rate of 4.155% through expiration in October 2000. During 1998, the Company entered into five agreements (each $50.0 million of notional value) with three banks which effectively changes the interest rates on LIBOR based borrowings to fixed rates ranging from 5.53% to 5.84% plus applicable margins, for periods over three to seven years.

     In 1999, the Company terminated three agreements (each $50.0 million in notional value) reducing its hedging period from seven to four years. The first two of these terminations were disposed of at no cost or material gain to the Company. The third termination resulted in a cash payment to the Company of $290,000 which is being amortized over the term of the underlying credit agreement. The differential between the fixed rates and the variable rate interest to be paid or received will be accrued as interest rates change and recognized over the life of the agreement. The Company may be exposed to credit loss in the event of non-performance by the banks under the swap agreements but does not anticipate such non-performance.

     Principal payments on long-term debt due within the next five years and thereafter are as follows (dollars in thousands):

2001........................................................    $ 12,706
2002........................................................       8,806
2003........................................................     123,821
2004........................................................      62,694
2005........................................................       1,169
After 2005..................................................     241,951
                                                                --------
                                                                $451,147
                                                                ========

     Interest paid in 2000, 1999 and 1998 was $47.2 million, $49.5 million and $55.4 million, respectively.

                       EXTENDICARE HEALTH SERVICES, INC.

10. ACCRUED LIABILITIES

     Accrued liabilities consisted of the following at December 31:

                                                                 2000       1999
                                                                 ----       ----
                                                                  (IN THOUSANDS)
Salaries and wages, fringe benefits and payroll taxes.......    $35,635    $42,890
Workers' compensation and other claims......................     15,908     11,410
Medicaid reserves...........................................      7,935      7,628
Real estate, utilities and other taxes......................      7,741      6,372
Interest....................................................      2,773      3,474
Reserves for facility closures..............................      3,514      2,131
Other.......................................................     11,868     18,921
                                                                -------    -------
                                                                $85,374    $92,826
                                                                =======    =======

     Included within workers compensation and other claims is a provision for punitive damages of $9.0 million relating to one claim from a nursing home formerly owned in the State of Florida. In September 2000, a jury in Florida returned a verdict of $3.0 million in compensatory damages and $17.0 million in punitive damages against two subsidiaries of the Company in relation to the care of a resident. Florida law provides that the judgement for the total amount of punitive damages in civil action, with some exception, may not exceed three times the amount of compensatory damages. Punitive damages are not generally covered by insurance and though final judgement on the case remained outstanding as of December 31, 2000 the Company recorded a provision of $9.0 million. In February 2001 the Company reached a negotiated settlement within the amount provided. This case is one in a series of lawsuits within the long-term care industry against nursing home providers in Florida.

11. ACCRUAL FOR SELF-INSURED LIABILITIES

     The Company insures certain risks with affiliated insurance subsidiaries of Extendicare, and certain third-party insurers. The insurance policies cover comprehensive general and professional liability, property coverage, workers' compensation and employer's liability insurance in amounts and with such coverage and deductibles as the Company deems appropriate, based on the nature and risks of its business, historical experiences and industry standards. The Company also self-insures for health and dental claims, in certain states for workers' compensation and employers' liability and from January 2000, for general and professional liability claims. Self-insured liabilities with respect to general and professional liability claims are included within the Accrual for Self-Insured Liabilities. The Company's accrual for self-insured health and dental claims, and workers' compensation are included within note 10.

     As of January 1, 2000 the Company's retained risk for general and professional liability coverage increased significantly. As a result, the Company has provided accruals based upon claims experience and actuarial estimates of the ultimate cost to settle claims. Of the risks for which the Company self-insures, general and professional liability claims are the most volatile and significant. Management regularly evaluates the appropriateness of the carrying value of the liability, and believes that the accruals are fairly stated; however, these accruals are subject to adjustments, which could have a material impact on the accuracy of these financial statements.

                       EXTENDICARE HEALTH SERVICES, INC.

12. OTHER LONG-TERM LIABILITIES

     Other long-term liabilities consisted of the following at December 31:

                                                                 2000       1999
                                                                 ----       ----
                                                                  (IN THOUSANDS)
Deposits held under Divestiture Agreement (see note 4)......    $30,000    $    --
Deferred compensation.......................................      5,686      7,741
Indemnification escrow relating to sold facilities..........      3,700      3,700
Other.......................................................      1,330        710
                                                                -------    -------
                                                                $40,716    $12,151
                                                                =======    =======

     As noted in note 4, the Company disposed of eleven Florida nursing facilities (1,435 beds) and four Florida assisted living facilities (135 units) to Greystone for initial cash proceeds of $30.0 million and contingent consideration in the form of a series of interest bearing notes which have an aggregate potential value of up to $30.0 million plus interest. The disposition is being accounted for as a deferred sale in accordance with SFAS 66 and therefore, the initial cash proceeds has been classified as Deposits held under Divestiture Agreement.

     The Company maintains an unfunded deferred compensation plan offered to all corporate employees defined as highly compensated by the Internal Revenue Service Code in which participants may defer up to 10% of their base salary. The Company will match up to 50% of the amount deferred. The Company also maintains non-qualified deferred compensation plans covering certain executive employees. Expense incurred for Company contributions under such plans were $91,000, $565,000 and $897,000 in 2000, 1999 and 1998, respectively.

     The Company maintains defined contribution retirement 401(k) savings plans, which are made available to substantially all of the Company's employees. The Company pays a matching contribution of 17% to 25% of every qualifying dollar contributed by plan participants, net of any forfeitures. Expenses incurred by the Company related to the 401(k) savings plans were $1.4 million, $1.0 million and $1.8 million in 2000, 1999 and 1998, respectively. The Company also maintains a money purchase plan for three facilities in which the Company pays amounts based upon the plan participants worked hours and an agreed fixed hourly rate. Expenses incurred by the Company related to the money purchase plan was $65,000, $45,000 and $22,000 in 2000, 1999 and 1998, respectively.

13. REVENUES

     The Company derived approximately 75%, 72% and 72% of its revenues in 2000, 1999 and 1998, respectively from services provided under various federal (Medicare) and state (Medicaid) medical assistance programs. The Medicare program and most state Medicaid programs pay each participating facility on a prospectively-set per diem rate for each resident, which is based on the resident's acuity. Most Medicaid programs fund participating facilities using a case-mix system, paying prospectively-set rates. Prior to 1999, the Medicare program was a cost-based reimbursement program.

a) Balanced Budget Act and the Prospective Payment System

     The Balanced Budget Act (BBA), signed into law on August 5, 1997, made numerous changes to the Medicare and Medicaid programs. With respect to the Medicare program, the BBA established a Prospective Payment System (PPS) for skilled nursing facility funding certified under the Medicare program. All of the Corporation's skilled nursing facilities were funded under the provisions of the BBA during 1999 and 2000. The PPS establishes a Federal per diem rate for virtually all covered services and the provisions of the BBA provided that for skilled nursing facilities in operation prior to 1996, the federal per diem rate would be phased

                       EXTENDICARE HEALTH SERVICES, INC.

13. REVENUES (CONTINUED)

in over a four-year period. In November 1999, the Balanced Budget Relief Act was passed to allow each skilled nursing facility to apply to adopt the full federal rate effective January 1, 2000 or to continue to phase in to the federal rate over the next three years. An evaluation was completed by the management of the Company, to determine the skilled nursing facilities that would benefit from adoption of the full federal rate, and where appropriate the Company applied and later received approval to have these facilities placed on the full federal rate.

     With respect to the Medicaid program, the BBA repealed the federal payment standard which required state Medicaid programs to pay rates that were reasonable and adequate to meet the costs necessary to efficiently and economically operate skilled nursing facilities. As a result, states have considerable flexibility in establishing payment rates for Medicaid services provided after October 1, 1997.

b) Prior to Balanced Budget Act

     Prior to 1999, the Company was able to apply to recover incremental costs associated with care for Medicare patients where these costs exceeded regional reimbursement limits established by Medicare. As of December 31, 2000, the Company had no outstanding formal waiver requests relating to 1998 and prior, and is in the process of finalizing recoverable amounts with a Fiscal Intermediary (FI). In prior years, action on such requests was required by the Health Care Financing Administration (HCFA), which is the government agency that administers the Medicare program. A new rule, which is now in effect, allows a FI to approve the waiver requests without HCFA approval. All of the formal waiver requests for years prior to 1998 have been approved by the FI. The Company recorded $2.0 million as revenue in 1998 relating to settled waiver requests for prior years and in view of such approval experience for the prior years, the Company recorded in 1998 revenues of $17.0 million related to waiver requests anticipated to be filed for those years.

c) Provision (Recovery) for Outstanding Medicare Receivable

     In the normal course of business, the Company has ongoing discussions with its FI regarding the treatment of various items related to prior years' cost reports. Normally items are resolved during the audit process and no provisions are required. For items involving differences in opinions between the Company and the FI regarding cost report methods, such items can be settled through a formal appeal process. Should this occur, a general provision for Medicare receivables may be provided for disagreements, which result in the provider filing an appeal with the Provider Reimbursement Review Board (PRRB) of the HCFA.

     During 1999, the FI notified the Company of several adjustments for services rendered from 1995 through 1998. In the fourth quarter of 1999, the Company made a decision to file a formal appeal to the PRRB and was in the process of filing others. Based upon this situation, a general provision of $27.4 million was recorded as a reduction of revenues in 1999. Refer to note 8.

     In April 2000, the PRRB heard the Company's first appeal involving the reimbursement of workers' compensation costs and during September 2000, issued a decision that supported the Company's position. In December 2000, the Administrator for HCFA confirmed the PRRB's September 2000 decision resulting in a favorable settlement of $12.4 million, including a recovery recorded in revenue of $10.3 million of the general provision recorded in 1999. In addition, the Company reached a settlement on another staffing cost issue resulting in a recovery of $2.4 million including a recovery of $1.7 million of the general provision recorded in 1999. In total, a recovery of $12.0 million was recorded in 2000 relating to the general provision recorded in 1999.

     Other adjustments relating to prior years' estimated settlements, including Medicare waiver requests set out above, increased revenues by $0.0 million, $1.9 million and $5.5 million in 2000, 1999 and 1998 respectively.

                       EXTENDICARE HEALTH SERVICES, INC.

13. REVENUES (CONTINUED)

d) Accounts receivable

     The Company had approximately 64%, 62% and 65% as of December 31, 2000, 1999 and 1998, respectively, in accounts receivable derived from revenues in from services provided under various federal (Medicare) and state (Medicaid) medical assistance programs. The differences between revenues derived under third-party payor programs and amounts received as payments are reflected as accounts receivable when revenue is greater than payments received or as accrued liabilities when payments have exceeded revenues that the Company ultimately expects to be realized. Accounts receivable at December 31, 2000 and 1999, which are expected to be substantially collected within one year, include estimated settlements from third-party payors of $15.6 million and $11.8 million, respectively.

14. LEASE COMMITMENTS

     As a lessee, the Company, at December 31, 2000, was committed under non-cancelable operating leases requiring future minimum rentals as follows (dollars in thousands):

2001........................................................   $10,507
2002........................................................     8,606
2003........................................................     7,608
2004........................................................     7,029
2005........................................................     6,980
After 2005..................................................    38,304
                                                               -------
Total minimum payments......................................   $79,034
                                                               =======

     Operating lease costs were $18.0 million, $18.8 million and $15.9 million in 2000, 1999 and 1998, respectively. These leases expire on various dates extending to the year 2013 and in many cases contain renewal options.

     As a lessor, the Company, at December 31, 2000, leases 15 nursing facilities (1,618 beds) to two unrelated operators in Florida under the terms outlined in note 5. The Company will record future revenues as operating leases and both operators have an option to purchase the facilities during the term. If Tandem holds the leases till the end of its 18-month term, the Company will receive escalating rental fees of $10.2 million and incur associated costs incurred in respect of the lease of approximately $6.0 million. In respect of the 60 month term lease with Senior Health, the Company will earn rental income based upon the net operating cash flow of the properties, which on average cannot exceed $2.0 million per annum. The cost and accumulated depreciation of facilities under operating lease arrangements included in Property and Equipment (Note 6) as of December 31, 2000 is as follows:

                                                               (IN THOUSANDS)
                                                               --------------
Land and land improvements..................................      $13,043
Buildings and improvements..................................       39,657
Furniture and equipment.....................................       12,355
                                                                  -------
                                                                   65,055
Less accumulated depreciation and amortization..............       19,816
                                                                  -------
                                                                  $45,239
                                                                  =======

                       EXTENDICARE HEALTH SERVICES, INC.

15. COMMITMENTS AND CONTINGENCIES

Capital Expenditures

     The Company as of December 31, 2000 had capital expenditure purchase commitments outstanding of approximately $5.6 million.

Reimbursement

     The Company is unable to predict whether the federal or any state government will adopt changes in their reimbursement systems, or if adopted and implemented, what affect such initiatives would have on the Company. Limitations on Medicare and Medicaid reimbursement for health care services are continually proposed. Changes in applicable laws and regulations could have an adverse effect on the levels of reimbursement from governmental, private and other sources.

Insurance

     The Company insures certain risks with affiliated insurance subsidiaries of Extendicare. The cost of general and professional liability insurance premiums was the most significant insurance expense charged to the Company by the affiliates. In 2000 and 1999, the premiums charged to the Company for this general and professional liability coverage increased significantly due to adverse claims development experienced by the affiliates. Consequently, effective January 1, 2000, the Company's per claim retained risk increased significantly.

Litigation

     The Company and its subsidiaries are defendants in actions brought against them from time to time in connection with their operations. While it is not possible to estimate the final outcome of the various proceedings at this time, such actions generally are resolved within amounts provided.

     The U.S. Department of Justice and other Federal agencies are increasing resources dedicated to regulatory investigations and compliance audits of healthcare providers. The Company is diligent to these regulatory efforts.

Option to Purchase

     The Company duly exercised its right to purchase seven nursing facilities in the States of Ohio and Indiana prior to the expiration of the lease in September 2000. Since this date, the Company continues to lease and operate the facilities in good faith and has held on-going negotiations with the landlord to conclude issues involved in completing the transaction. Though negotiations are not finalized, the Company believes it has complied fully with the terms of the option and believes that settlement of outstanding issues can be resolved. Should the matters be resolved, approximately $6.4 million of the purchase price would be paid in cash. There are however, no assurances that the transaction will be completed, and as of December 31, 2000 the Company had $4.2 million in leasehold improvements and equipment relating to these facilities.

                       EXTENDICARE HEALTH SERVICES, INC.

16. TRANSACTIONS WITH SHAREHOLDER AND AFFILIATES

     The Company is an indirect wholly-owned subsidiary of Extendicare Inc. ("Extendicare"), a Canadian publicly-held company. The following is a summary of the Company's transactions with Extendicare and its affiliates in 2000, 1999 and 1998:

Insurance

     The Company insures certain risks with affiliated insurance subsidiaries of Extendicare. The cost of general and professional liability premiums was the most significant insurance expense charged to the Company by the affiliates. In 2000, 1999 and 1998, the premiums charged to the Company for this general and professional liability coverage increased significantly, due to the adverse claims development experienced by the affiliates. The consolidated statements of net operations for 2000, 1999 and 1998 include insurance premium expenses of $20.7 million, $13.9 million and $5.3 million, respectively. These figures are net of favorable actuarial adjustments for prior years under its retroactively-rated workers' compensation coverage in the amounts of $1.3 million, $1.9 million and $2.2 million in 2000, 1999 and 1998, respectively. As noted within note 11, the Company's departure from the State of Florida will likely reduce future general and professional liability coverage expenditures.

Computer Services

     In January 2001, the Company established a formal agreement for computer hardware and software support services with an affiliated subsidiary of Extendicare. The annual cost of services will be approximately $6.7 million per annum and result in savings to the Company of approximately $2.1 million per annum.

Leases

     In 1999, the Company entered into a capital lease relating to computer equipment with an affiliated subsidiary of Extendicare. In the first quarter of 2000, the Company exercised its option to purchase the equipment for $1.3 million. The consolidated statement of operations includes interest expense of $110,000 and $319,000 related to this lease for 2000 and 1999, respectively.

Other Payables

     At December 31, 2000 and 1999 the Company had a non-interest bearing payable with no specific due date to a subsidiary company of Extendicare of $3.5 million at both dates.

Due to Shareholders and Affiliates

     Transactions affecting these accounts were general and professional liability insurance charges and accrued liability claims from an affiliate in 2000 and 1999, fees charged in conjunction with the pharmacy sale in 1998, and charges (payments) from (to) shareholder and affiliates for income taxes in each of the three years.

Capital and Other Transactions

     During 2000, Extendicare acquired and held $8.9 million of the Senior Subordinated Notes. During 1998, Extendicare made a cash equity contribution in the amount of $2.0 million to the Company.

17. INCOME TAXES

     The Company's results of operations are included in the consolidated federal tax return of its U.S. parent company. Accordingly, Federal current and deferred income taxes payable are transferred to the Company's

                       EXTENDICARE HEALTH SERVICES, INC.

17. INCOME TAXES (CONTINUED)

parent company. The provisions for income taxes have been calculated as if the Company was a separately taxed entity for each of the periods presented in the accompanying consolidated financial statements.

     The income tax expense (benefit) on earnings (losses) before extraordinary item consists of the following for the year ended December 31:

                                                    2000       1999      1998
                                                    ----       ----      ----
                                                         (IN THOUSANDS)
Federal:
  Current.......................................  $(14,507)  $(42,729)  $69,814
  Deferred......................................   (12,184)    (9,225)   (2,709)
                                                  --------   --------   -------
          Total Federal.........................   (26,691)   (51,954)   67,105
State
  Current.......................................       294      2,736    13,482
  Deferred......................................    (1,270)    (3,623)     (907)
                                                  --------   --------   -------
          Total State...........................      (976)      (887)   12,575
                                                  --------   --------   -------
Total...........................................  $(27,667)  $(52,841)  $79,680
                                                  ========   ========   =======

     The differences between the effective tax rates on earnings before provision for income taxes and the United States Federal income tax rate are as follows:

                                                             2000   1999   1998
                                                             ----   ----   ----
Statutory Federal income tax rate..........................  35.0%  35.0%  35.0%
Increase (reduction) in tax rate resulting from:
  State income taxes, net of Federal income tax benefit....   0.8    0.4    7.5
  Goodwill and other items.................................  (1.5)  (1.5)  30.8
  Impairment of long-lived assets..........................    --   (6.8)    --
  Recovery of prior year's taxes...........................    --   19.1     --
  Work opportunity credit..................................   0.6    0.5   (0.6)
  Other, net...............................................  (1.2)  (3.8)   0.3
                                                             ----   ----   ----
Effective tax rate.........................................  33.7%  42.9%  73.0%
                                                             ====   ====   ====

     The Company received payments of $47.3 million for federal income taxes from its U.S. parent in 2000. The Company made payments of $24.5 million and $40.3 million for federal income taxes to its U.S. parent in 1999 and 1998, respectively.

                       EXTENDICARE HEALTH SERVICES, INC.

17. INCOME TAXES (CONTINUED)
     The components of the net state deferred tax assets and liabilities as of December 31 are as follows:

                                                               2000     1999
                                                               ----     ----
                                                              (IN THOUSANDS)
Deferred tax assets:
  Employee benefit accruals.................................  $1,516   $2,530
  Accrued liabilities.......................................   2,642       --
  Accounts receivable reserves..............................   1,819    4,043
  Other assets..............................................   2,066    2,386
                                                              ------   ------
       Total deferred tax assets............................   8,043    8,959
Deferred tax liabilities:
  Depreciation..............................................   6,239    8,357
  Goodwill..................................................     389      291
  Leasehold rights..........................................     349      413
  Miscellaneous.............................................     861      854
                                                              ------   ------
       Total deferred tax liabilities.......................   7,838    9,915
                                                              ------   ------
       Net deferred tax asset (liability)...................  $  205   $ (956)
                                                              ======   ======

     The Company paid state income taxes of $98,000, $4.8 million and $9.4 million in 2000, 1999 and 1998, respectively. As of December 31, 2000 the Company had $74.2 million of total net operating loss carryforwards available for state income tax purposes which expire from 2001 to 2020.

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

18. USE OF ESTIMATES, UNCERTAINTIES AND CERTAIN SIGNIFICANT RISKS

     The Company has a high level of indebtedness as debt service obligations totaling $451.1 million in borrowings at December 31, 2000 represent 64.0% of total capitalization, compared to a similar ratio of 64.6% at December 31, 1999. As a result, the degree to which the Company is leveraged could have important consequences, including, but not limited to the following:

     - A substantial portion of the Company's cash flow from operations would be dedicated to the payment of principal and interest on the Company's indebtedness, thereby reducing the funds available for other purposes;

     - The Company's ability to obtain additional financing within its current Credit Facility for working capital, capital expenditures, acquisitions or other purposes may be limited;

     - Certain of the Company's borrowings are at variable rates of interest, which exposes the Company to the risk of higher interest rates.

     The Company expects to satisfy the required payments of principal and interest on indebtedness from cash flow from operations. However, the Company's ability to generate sufficient cash flows from operations depends on a number of internal and external factors, including factors beyond the Company's control such as

                       EXTENDICARE HEALTH SERVICES, INC.

18. USE OF ESTIMATES, UNCERTAINTIES AND CERTAIN SIGNIFICANT RISKS (CONTINUED)

prevailing industry conditions. There can be no assurances that cash flow from operations will be sufficient to enable the Company to service its debt and meet other obligations.

     The Company has, however, made a significant achievement to exit the State of Florida, which will limit future exposure to general and professional liability claims. The disposal of underperforming assets has reduced the level of bank indebtedness and further reductions are anticipated upon receipt of refunds of prior years' taxes through the carryback of a net operating loss from 2000. This is anticipated to occur in the second quarter of 2001, but is subject to the normal filing and review process by the Internal Revenue Service.

19. DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

     The estimated fair values of the Company's financial instruments at December 31 are as follows:

                                                     2000                      1999
                                            ----------------------    ----------------------
                                            CARRYING    ESTIMATED     CARRYING    ESTIMATED
                                             VALUE      FAIR VALUE     VALUE      FAIR VALUE
                                            --------    ----------    --------    ----------
                                                             (IN THOUSANDS)
Non-current accounts receivable.........    $37,215      $34,644      $15,532      $13,494
Other assets............................     17,213       17,213       17,728       17,707
Interest rate swaps.....................         --          216           --        1,405
Long-term debt..........................    451,147      461,710      530,155      500,024
Deferred compensation...................      5,686        5,686        7,741        7,741
Other long-term liabilities.............      1,330        1,330          710          710
Long-term due to affiliate..............      3,484        3,484        3,484        3,484

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

                       EXTENDICARE HEALTH SERVICES, INC.

20. SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 1999 (in thousands):

                                                                  2000
                                          ----------------------------------------------------
                                            1ST        2ND        3RD        4TH       TOTAL
                                          --------   --------   --------   --------   --------
Total revenues..........................  $227,890   $232,119   $230,110   $232,950   $923,069
                                          ========   ========   ========   ========   ========
Loss on impairment of long-lived
  assets................................  $     --   $     --   $     --   $(20,753)  $(20,753)
Gain (loss) on disposal of assets and
  other items...........................      (195)    (1,531)       940     (5,877)    (6,663)
Loss before provision for income taxes
  and extraordinary items...............   (16,445)   (11,775)   (21,534)   (32,592)   (82,346)
Provision (benefit) for income taxes....    (5,923)    (3,892)    (7,786)   (10,066)   (27,667)
                                          --------   --------   --------   --------   --------
Loss before extraordinary items.........   (10,522)    (7,883)   (13,748)   (22,526)   (54,679)
Extraordinary items.....................        --         --       (436)        (6)      (442)
                                          --------   --------   --------   --------   --------
Net loss................................  $(10,522)  $ (7,883)  $(14,184)  $(22,532)  $(55,121)
                                          ========   ========   ========   ========   ========

                                                                  1999
                                          ----------------------------------------------------
                                            1ST        2ND        3RD        4TH       TOTAL
                                          --------   --------   --------   --------   --------
Total revenues..........................  $241,541   $249,131   $252,466   $224,447   $967,585
                                          ========   ========   ========   ========   ========
Loss on impairment of long-lived
  assets................................  $     --   $     --   $     --   $(38,173)  $(38,173)
Gain (loss) on disposal of assets and
  other items...........................        --        276     (1,750)   (41,300)   (42,774)
Loss before provision for income taxes,
  minority interests and extraordinary
  items.................................    (8,516)    (4,918)      (794)  (108,952)  (123,180)
Provision (benefit) for income taxes....    (2,708)    (1,656)       859    (49,336)   (52,841)
                                          --------   --------   --------   --------   --------
Loss before minority interests and
  extraordinary items...................    (5,808)    (3,262)    (1,653)   (59,616)   (70,339)
Minority interests......................        15          6         47        156        224
                                          --------   --------   --------   --------   --------
Loss before extraordinary items.........    (5,793)    (3,256)    (1,606)   (59,460)   (70,115)
Extraordinary items.....................        --         --         --       (342)      (342)
                                          --------   --------   --------   --------   --------
Net loss................................  $ (5,793)  $ (3,256)  $ (1,606)  $(59,802)  $(70,457)
                                          ========   ========   ========   ========   ========

FOURTH QUARTER OF 2000

     In the fourth quarter of 2000, the Company received notification of the favorable settlement of its PRRB appeal with the FI and settled another staffing cost issue resulting in a recovery of prior years' revenues of $12.0 million and divested all remaining operations in the State of Florida. As noted within note 4, the sale of the remaining Florida facilities resulted in a fourth quarter loss on asset divestitures and certain provisions for closure of other facilities were also recorded. The divestitures to Tandem and Senior Health outlined in note 4, along with management's on-going evaluation of its properties, resulted in an impairment loss being recorded of $20.8 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the names, ages and positions of certain key executive officers of Extendicare, effective March 1, 2001:

                NAME                                             POSITION                            AGE
                ----                                             --------                            ---
Mel Rhinelander......................    President and Chief Operating Officer                       50
Mark W. Durishan.....................    Vice President, Finance and Chief Financial Officer         52

DIRECTORS AND EXECUTIVE OFFICERS

     Set forth below are the names, positions and ages of the directors and executive officers of the Company effective March 1, 2001:

Mel Rhinelander......................    Chairman and Chief Executive Officer                        50
Dr. Joy D. Calkin....................    Deputy Chairman                                             62
John G. McLaughlin...................    President and Chief Operating Officer                       53
Richard L. Bertrand..................    Senior Vice President, Planning and Development             52
Roch Carter..........................    Vice President, General Counsel and Assistant Secretary     61
Mark W. Durishan.....................    Vice President, Chief Financial Officer, Treasurer and      52
                                         Director
Douglas J. Harris....................    Vice President and Controller                               45
L. William Wagner....................    Vice President, Human Resources                             52

     Mel Rhinelander, Dr. Joy Calkin and Mark Durishan are directors of the Company. The respective terms of office of the directors of the Company are for three years and until their respective successors are elected. All executive officers of Extendicare and the Company serve at the discretion of the respective board of directors of such corporations.

     MEL RHINELANDER has been with Extendicare since 1977 and has served in a number of senior positions. In August 2000, he was appointed Chief Executive Officer of Extendicare, following his appointment as President in August 1999. Mr. Rhinelander was elected to the Extendicare Board of Directors in May 2000. He has been an officer of the Company since 1989 and a Director since 1998. In December 1999, he was appointed Chief Executive Officer of the Company and in August 2000 he was appointed Chairman of the Company. In addition, he serves as Chief Executive Officer of Extendicare (Canada) Inc.

     DR. JOY D. CALKIN has been a Director of the Company since January 1998, when she was first appointed Chairman. She relinquished that position in August 2000, upon her appointment as Deputy Chairman of the Company. Dr. Calkin joined Extendicare in 1995 as a member of the Board of Directors, a position which she held until August 2000. During Dr. Calkin's time at Extendicare she held the position of President and Chief Executive Officer from August 1997 to August 1999; and from August 1999 to August 2000, she was Chief Executive Officer and Deputy Chairman of Extendicare. Prior to her appointment with Extendicare, Dr. Calkin was Vice President and Provost of the University of Calgary. She was also a professor in the Faculty of Nursing, specializing in health systems management and design as well as pediatric nursing. Dr. Calkin received her Ph.D. in Health Services Administration and is widely published in the healthcare field. Dr. Calkin has over 31 years of healthcare experience.

     JOHN G. MCLAUGHLIN joined the Company in 1999 as President. Prior to his appointment with the Company, Mr. McLaughlin served as President of Extendicare, and had previously served in a number of roles since joining Extendicare in 1984. Mr. McLaughlin has over 28 years of experience in the healthcare industry.

     RICHARD L. BERTRAND joined the Company in 1995 as Senior Vice President. Mr. Bertrand has been with Extendicare in various financial capacities, including Senior Vice President, since 1976.

     ROCH CARTER joined the Company in 1974 as Legal Counsel. In 1985 he was appointed General Counsel and in January 1998, he was appointed Vice President, General Counsel and Secretary. Mr. Carter was formerly an attorney with the United States Attorney's office in Milwaukee. Mr. Carter was also an attorney with the City of Milwaukee and was in practice with Young and McManus, S.C. Mr. Carter has over 27 years experience in healthcare law and practice.

     MARK W. DURISHAN joined Extendicare and the Company in August 1999 in his current position. Prior to joining Extendicare, Mr. Durishan served Blue Cross and Blue Shield of Minnesota as Senior Vice-President for Finance and Operations from 1995 to 1998, and from 1991 to 1995, held the position of Chief Financial Officer of Graduate Health System of Philadelphia, a healthcare corporation encompassing seven hospitals, a 100,000-member HMO, a captive insurance company and a home health agency. During his career, Mr. Durishan was a partner at Coopers & Lybrand responsible for the Philadelphia and Washington healthcare consulting offices. Mr. Durishan has over 31 years experience in the healthcare industry.

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

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF NAMED EXECUTIVE OFFICERS

     The summary Compensation Table details compensation information for the three fiscal years ended December 31, 2000 for each of the Chief Executive Officer and the four other most highly compensated executive officers and one former executive officer (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE
                 (AMOUNTS IN U.S. DOLLARS, EXCEPT WHERE NOTED)

                                                                                            LONG-TERM
                                                      ANNUAL COMPENSATION                  COMPENSATION
                                          -------------------------------------------   ------------------
       NAME AND PRINCIPAL                                              OTHER ANNUAL         SECURITIES          ALL OTHER
        POSITION WITH THE          YEAR     SALARY         BONUS      COMPENSATION(1)   UNDERLYING OPTIONS   COMPENSATION(2)
             COMPANY               ($)        ($)           ($)             ($)                (#)                 ($)
       ------------------          ----     ------         -----      ---------------   ------------------   ---------------
M.A. Rhinelander(3)..............  2000       370,832            --          46,303           75,000                7,917
President and Chief Executive      1999       225,000            --              --           50,000                3,654
Officer, Extendicare Inc.;         1998       112,500/           --              --               --            Cdn 3,986
Chairman and Chief                        Cdn 100,000
Executive Officer,
Extendicare Health Services, Inc.
J.D. Calkin(4)...................  2000       266,666            --          79,895               --               15,587
Deputy Chairman, Extendicare       1999       350,000            --         139,450           75,000               18,000
Health Services, Inc.; formerly    1998       116,666/           --     Cdn 121,225               --           Cdn 18,000
Deputy Chairman and Chief                 Cdn 233,333
Executive Officer of Extendicare
  Inc.
J.G. McLaughlin(5)...............  2000       275,000            --              --           20,000                9,036
President and Chief Operating      1999       216,666/           --              --           50,000                4,587/
Officer                                    Cdn 37,500                                                           Cdn 2,088
                                   1998   Cdn 225,000    Cdn 87,775              --               --            Cdn 4,479
R.L. Bertrand....................  2000       215,000       100,000              --           15,000               38,957
Senior Vice-President,             1999       210,000            --              --            5,000               38,105
Planning and Development           1998       210,000            --              --               --               39,176
M.W. Durishan....................  2000       250,000        40,000              --           20,000               13,125
Vice-President, Finance and        1999       104,165            --              --           50,000                4,635
Chief Financial Officer,           1998            --            --              --               --                   --
Extendicare Inc.; Vice President
and Chief Financial Officer and
Treasurer, Extendicare Health
Services, Inc.
R.P. Knox(6).....................  2000       200,000            --              --               --               29,876
Former Senior Vice-President,      1999       200,000            --              --           10,000               29,725
Operations                         1998       200,000            --              --               --               42,464

---------------

NOTES:

(1) The aggregate amount of perquisites and other benefits for each named executive officer is less than the lesser of $50,000 or 10% of total annual salary and bonus. In the case of M. Rhinelander, the amount is comprised of car allowance and flexible account. In the case of J.D. Calkin, the amount is comprised of deferred retirement contribution, car allowance and flexible account.

(2) For M.A. Rhinelander, J.D. Calkin, and J.G. McLaughlin these amounts reflect premiums paid by the Company for term life insurance and long-term disability. All other compensation, in the case of M.W. Durishan, R.L. Bertrand and R.P. Knox, includes payments for life insurance and long-term disability premiums and contributions to a deferred compensation and defined contribution retirement plan.

(3) M.A. Rhinelander relocated to the United States in August 1998 and his salary prior thereto was in Canadian dollars.

(4) J.D. Calkin retired as Deputy Chairman and Chief Executive Officer of Extendicare in August 2000. She relocated to the United States in September 1998 and her salary prior thereto was in Canadian dollars.

(5) J.G. McLaughlin was appointed President and Chief Operating Officer in March 1999. Prior to his relocation to the United States in March, his salary was in Canadian dollars.

(6) R.P. Knox's employment with the Company terminated February 28, 2000. His termination contract allowed for salary continuance until February 28, 2001.

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

EXECUTIVE RETIREMENT PLAN

     The Company provides an Executive Retirement Program (ERP) for certain of its key officers and executives. The ERP provides for a company contribution of 10% of the participant's base salary to be placed into certain mutual funds at the participant's discretion. The amounts in the ERP become vested to the participant based on certain events which are specified in the participant's ERP plan, and by discretionary actions by the Board of Directors of Extendicare. For certain of the ERP participants, a graduated ERP vesting is applicable in the case of an employer-initiated termination. Any funds, which may be invested, or assets, which may be acquired by the Company relating to the ERP, continue to be a part of the general funds of the Company and no party, other than the Company, has any interest in such funds. To the extent that any participant acquires a right to receive payment from the Company under the ERP, such right shall be no greater than the right of any unsecured general creditor of the Company. The Company expenses amounts it funds into the ERP on a monthly basis.

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

     At December 31, 2000, a total of 4,798,350 Subordinate Voting Shares of Extendicare were reserved under the Plan, of which 1,933,000 Subordinate Voting Shares were under option and 2,865,350 were available for option.

     The following table outlines stock options granted during 2000 to the Named Executive Officers under the plan:

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                          NUMBER OF     PERCENT OF TOTAL                        POTENTIAL REALIZABLE
                          SECURITIES      OPTIONS/SARS                            VALUE AT ASSUMED
                          UNDERLYING       GRANTED TO         EXERCISE OR      ANNUAL RATES OF STOCK
                         OPTIONS/SARS     EMPLOYEES IN        BASE PRICE       PRICE APPRECIATION FOR
         NAME              GRANTED        FISCAL YEAR      (CDN $ PER SHARE)    OPTION TERM (CDN $)     EXPIRATION DATE
         ----            ------------   ----------------   -----------------   ----------------------   ---------------
                                                                                  5%          10%
M.A. Rhinelander.......     75,000            9.42%              $2.60          $53,875     $119,049    May 1, 2005
J.G. McLaughlin........     20,000            2.51                2.60            7,183       15,873    May 1, 2005
R.L. Bertrand..........     15,000            1.88                2.60           10,775       23,810    May 1, 2005
M.W. Durishan..........     20,000            2.51                2.60           14,367       31,747    May 1, 2005

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

     The following table outlines stock options exercised during 2000 and option values at December 31, 2000 for the Named Executive Officers.

              AGGREGATED OPTION/SAR EXERCISED IN LAST FISCAL YEAR
                     AND FISCAL YEAR-END OPTION/SAR VALUES

                                                         NUMBER OF SECURITIES
                                                              UNDERLYING               VALUE OF UNEXERCISED
                                                          UNEXERCISED OPTIONS        IN-THE-MONEY OPTIONS/SAR
                               SHARES                     AT FISCAL YEAR-END            AT FISCAL YEAR-END
                              ACQUIRED      VALUE                 (#)                           ($)
                             ON EXERCISE   REALIZED   ---------------------------   ---------------------------
           NAME                  (#)         ($)      EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
           ----              -----------   --------   -----------   -------------   -----------   -------------
M.A. Rhinelander...........      --          --         31,250         118,750          --           60,000
J.D. Calkin................      --          --         97,250          81,750          --               --
J.G. McLaughlin............      --          --         50,000          70,000          --           16,000
R.L. Bertrand..............      --          --         16,250          23,750          --           12,000
M.W. Durishan..............      --          --         12,500          57,500          --           16,000

---------------
Note: The closing price of the Extendicare Subordinate Voting Shares on The
      Toronto Stock Exchange on December 31, 2000 was Cdn $3.40.

RETIREMENT ARRANGEMENTS

     M.A. Rhinelander, J.G. McLaughlin and R.L. Bertrand are covered by a retirement arrangement established by Extendicare. It provides for a benefit of 4% of the best three consecutive years of base salary for each year of service to a maximum of 15 years and 1% per year thereafter. These arrangements provide a maximum benefit guarantee of 60% of base salary after 15 years of service and 70% after 25 years of service. Normal retirement age is 60 years or 55 with company consent. M.A. Rhinelander and J.G. McLaughlin have Company consent to retire at age 55. Retirement benefits are payable as an annuity over the lifetime of the executive with a portion continuing to be paid to the executive's spouse after the death of the executive. Projected years of credited service at retirement for Messrs. Rhinelander, McLaughlin and Bertrand are 33 years, 24 years, and 33 years, respectively.

     Estimated annual benefits payable upon retirement of the specified compensation and years of credited service classifications are as shown in the following table:

                               PENSION PLAN TABLE

                                                            YEARS OF SERVICE AS AN EXECUTIVE
                                                   ---------------------------------------------------
              REMUNERATION (CDN$)                    15         20         25         30         35
              -------------------                    --         --         --         --         --
200,000........................................    120,000    130,000    140,000    140,000    140,000
250,000........................................    150,000    162,500    175,000    175,000    175,000
300,000........................................    180,000    195,000    210,000    210,000    210,000
350,000........................................    210,000    227,500    245,000    245,000    245,000
400,000........................................    240,000    260,000    280,000    280,000    280,000
450,000........................................    270,000    292,000    315,000    315,000    315,000

     J.D. Calkin and M.W. Durishan are not participants in these arrangements. J.D. Calkin is entitled to receive a deferred retirement contribution of 10% of salary, prior to August 2000, she received $100,000 per year. M.W. Durishan is a participant in a money purchase, 401(K) and deferred compensation plans established for U.S. executives.

     R.P. Knox was not a participant in these arrangements. Mr. Knox was a participant in money purchase, 401(K) and deferred compensation plans established for the Company's executives.

TERMINATION OF EMPLOYMENT AGREEMENTS

     J.D. Calkin has a termination of employment agreement that provides for 18 months' severance in the event of termination other than for cause.

     M.A. Rhinelander and J.G. McLaughlin each have a termination of employment agreement with Extendicare that provides for one month of salary for each year of service to a maximum of 24 months' severance.

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

     The Company entered into a capital lease in 1999 relating to computer equipment with an affiliated subsidiary of Extendicare. The 1999 consolidated statement of net earnings includes interest expense of $0.3 million related to this lease. The capital lease requires monthly payments of $70,000 through to October 2002 at an interest rate of 10%.

     At December 31, 1999, 1998 and 1997, the Company had a non-interest bearing payable to a subsidiary of Extendicare, in the amount of approximately $3.5 million with no specific due date.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) DOCUMENTS FILED AS PART OF THIS REPORT:

1. FINANCIAL STATEMENTS

     The following reports, financial statements and schedule are filed herewith on the pages indicated:

                                                                PAGES
                                                                -----
Independent Auditors' Report................................     28
Consolidated Balance Sheets at December 31, 2000 and 1999...     29
Consolidated Statements of Operations for Years 2000, 1999,
  and 1998..................................................     30
Consolidated Statements of Shareholder's Equity for Years
  2000, 1999 and 1998.......................................     31
Consolidated Statements of Cash Flows for Years 2000, 1999
  and 1998..................................................     32
Notes to Consolidated Financial Statements..................     33

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

Date: March 16, 2001

     Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and on the date indicated:

                   NAME                                      TITLE                          DATE
                   ----                                      -----                          ----
                                            Chairman and Chief Executive Officer       March 16, 2001
------------------------------------------  (Chief Executive Officer)
            Melvin Rhinelander

                                            President and Chief Operating Officer      March 16, 2001
------------------------------------------
            John G. McLaughlin

                                            Vice President, Chief Financial Officer,   March 16, 2001
------------------------------------------  Treasurer and Director (Principal
             Mark W. Durishan               Financial and Accounting Officer)

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     The Company has not sent an annual report covering its last fiscal year or proxy soliciting material to security holders and does not intend to do so.

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           2.1           Operating Lease between Kissimmee Care, LLC and Tandem
                         Health Care of Kissimmee, Inc. dated as of January 1,
                         2001(4)
           3.1           Certificate of Incorporation of Extendicare Health Services,
                         Inc.(1)
           3.2           By-Laws of Extendicare Health Services, Inc.(1)
           4.1           Indenture, dated as of December 2, 1997, by among the
                         Company, the Guarantors and the Bank of Nova Scotia Trust
                         Company of New York, as Trustee (Including form of the
                         Outstanding Exchange Notes)(1)
           4.2           Registration Rights Agreement, dated as of December 2, 1997,
                         By and among the Company, the Guarantor and the Initial
                         Purchasers(1)
          10.1           Credit Agreement dated as of November 26, 1997 among the
                         Company, Extendicare Holdings, Inc. and the subsidiary
                         Guarantor (as defined therein) and NationsBank, N.A., or
                         Agent, and the Lenders (as defined therein)(1)
          10.2           Amendment and Consent to Credit Agreement dated as of July
                         31, 1998(2)
          10.3           First Amendment to Credit Agreement dated as of April 28,
                         1999(3)
          10.4           Second Amendment to Credit Agreement dated as of March 16,
                         2000(5)
          10.5           Asset Purchase Agreement, dated as of July 29, 1998, between
                         Extendicare Health Service, Inc. and certain affiliate and
                         Omnicare, Inc. and its affiliates(2)
          10.6           Third Amendment to Credit Agreement dated as of August 11,
                         2000 (filed herewith)
          10.7           Fourth Amendment to Credit Agreement dated as of December
                         22, 2000 (filed herewith)
          10.8           Fifth Amendment to Credit Agreement dated as of December 22,
                         2000 (filed herewith)
          10.9           Sixth Amendment to Credit Agreement dated as of December 29,
                         2000 (filed herewith)
          21.1           Subsidiaries of the Company (filed herewith)
          99.1           Independent Auditors' Report (filed herewith)
                         Schedule II -- Valuation and Qualifying Accounts (filed
                         herewith)

---------------
(1) Incorporated by reference to the Company's Registration Statement on Form S-4 (Registration No. 333-43549).

(2) Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1998.

(3) Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1999.

(4) Incorporated by reference to the Company's Form 8-K filed on January 23,
    2001.

(5) Incorporated by reference to the Company's Form 10-K filed for the year ended December 31, 1999.