Form 10-Q
period 2001-03-31
EXTENDICARE HEALTH SERVICES INC
filed 2001-05-14
CIK 1052024

================================================================================
                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001        or

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

                        EXTENDICARE HEALTH SERVICES, INC.
                                      INDEX

     PART I.                                               FINANCIAL INFORMATION                                        Page
     -------                                               ---------------------                                        ----
  Item 1             Condensed Financial Statements:

                     Consolidated Statement of Operations for the three months ended March 31, 2001 and 2000........     3

                     Consolidated Balance Sheets March 31, 2001 and December 31, 2000...............................     4

                     Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2000.........   5

                     Notes to Condensed Consolidated Financial Statements...........................................     6


  Item 2             Management's Discussion and Analysis of Financial Condition and Results of Operations..........     8



  Item 3             Quantitative and Qualitative Disclosures about Market Risk.....................................     12


 PART II.            OTHER INFORMATION:

  Item 1             Legal Proceedings..............................................................................     14


  Item 2             Change in Securities...........................................................................     14


  Item 3             Defaults Upon Senior Securities................................................................     14


  Item 4             Submission of Matters to a Vote of Security Holders............................................     14


  Item 5             Other Information..............................................................................     14


  Item 6             Exhibits and Reports on Form 8-K...............................................................     14


                     Signatures.....................................................................................     15


                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        EXTENDICARE HEALTH SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                 THREE MONTHS       THREE MONTHS
                                                                     ENDED              ENDED
                                                                    MARCH 31,          MARCH 31,
                                                                      2001               2000
                                                                      ----               ----
         REVENUES:
           Nursing and assisted living centers...................  $ 186,556         $  223,403
           Medical supplies and outpatient therapy...............      2,322              2,566
           Other.................................................      4,554              1,921
                                                                   ---------         -----------
                                                                     193,432            227,890

         COSTS AND EXPENSES:
           Operating.............................................    169,484            205,278
           General and administrative............................      8,424             10,897
           Lease costs...........................................      4,397              4,418
           Depreciation and amortization.........................     10,298             11,419
           Interest expense......................................     10,283             12,338
           Interest income.......................................       (433)              (210)
           Loss on disposal of assets and other items............      1,409                195
                                                                   ---------         -----------
                                                                     203,862            244,335
                                                                   ---------         -----------

         LOSS BEFORE PROVISION FOR INCOME TAXES..................    (10,430)           (16,445)

         Income tax benefit......................................     (3,679)            (5,923)
                                                                   ---------         -----------

         NET LOSS................................................     (6,751)           (10,522)

         OTHER COMPREHENSIVE INCOME (LOSS):
           Unrealized gain (loss) on investments, before tax.....        (43)                15
           Loss on cash flow hedges, before tax..................     (1,412)                --
                                                                   ---------         -----------
           Other comprehensive income (loss), before tax.........     (1,455)                15

           Income tax expense (benefit) related to items of other
               comprehensive income (loss).......................       (511)                 6
                                                                   ---------         -----------

           Other comprehensive income (loss), net of tax.........       (944)                 9
                                                                   ---------         -----------

         COMPREHENSIVE LOSS......................................  $  (7,695)        $  (10,513)
                                                                   ==========        ===========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                        EXTENDICARE HEALTH SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2001 AND DECEMBER 31, 2000
                             (Dollars in Thousands)

                                ASSETS                                        MARCH 31, 2001             DECEMBER 31, 2000
                                                                              --------------             -----------------
                                                                                (Unaudited)
 CURRENT ASSETS:
   Cash and cash equivalents................................                       $    1,462                   $    1,641
   Accounts receivable, less allowances
          of $13,019 and $16,329, respectively..............                          106,881                      130,032
   Supplies, inventories and prepaid expenses...............                            7,546                        9,383
   Debt service trust funds.................................                              141                           71
   Due from shareholder:
       Federal income tax receivable........................                           24,235                       24,235
       Deferred federal income taxes........................                           11,156                       10,782
                                                                                   ----------                   ----------
       Total current assets.................................                          151,421                      176,144

 PROPERTY AND EQUIPMENT, NET................................                          501,733                      507,536
 GOODWILL AND OTHER INTANGIBLE ASSETS, NET..................                           80,383                       81,310
 DEFERRED STATE INCOME TAXES................................                            1,038                          386
 OTHER ASSETS...............................................                          106,476                      108,214
                                                                                   ----------                   ----------
      Total Assets..........................................                       $  841,051                   $  873,590
                                                                                   ==========                   ==========

                       LIABILITIES AND SHAREHOLDER'S EQUITY

 CURRENT LIABILITIES:
   Bank indebtedness........................................                       $    2,553                   $      538
   Current maturities of long-term debt.....................                           12,879                       12,706
   Accounts payable and accrued liabilities.................                          102,776                      107,585
   Income taxes payable.....................................                            1,476                        1,344
   Deferred state income taxes..............................                              382                          181
   Due to shareholders and affiliates.......................                            8,158                        9,317
                                                                                   ----------                   ----------
       Total current liabilities............................                          128,224                      131,671

 ACCRUAL FOR SELF-INSURED LIABILITIES.......................                           51,262                       50,087
 LONG-TERM DEBT.............................................                          419,305                      438,441
 OTHER LONG-TERM LIABILITIES................................                           40,767                       40,716

 DUE TO SHAREHOLDER AND AFFILIATES:
       Deferred federal income taxes and other..............                           24,998                       28,485

 MINORITY INTERESTS.........................................                               29                           29
                                                                                   ----------                   ----------
      Total liabilities.....................................                          664,585                      689,429
                                                                                   ----------                   ----------


 SHAREHOLDER'S EQUITY:
  Common stock, $1 par value, 1,000 shares authorized,
       947 shares issued and outstanding....................                                1                            1
  Additional paid-in capital................................                          208,787                      208,787
  Accumulated other comprehensive loss......................                           (2,647)                      (1,703)
  Accumulated deficit.......................................                          (29,675)                     (22,924)
                                                                                   ----------                   ----------
       Total Shareholder's Equity...........................                          176,466                      184,161
                                                                                   ----------                   ----------
       Total Liabilities and Shareholder's Equity...........                       $  841,051                   $  873,590
                                                                                   ==========                   ==========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                        EXTENDICARE HEALTH SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                         THREE MONTHS                   THREE MONTHS
                                                                             ENDED                          ENDED
                                                                        MARCH 31, 2001                 MARCH 31, 2000
                                                                        --------------                 --------------
     OPERATING ACTIVITIES:
     Net loss                                                               $ (6,751)                      $(10,522)
     Adjustments to reconcile net loss to net cash
           Provided from (used for) operating activities:
           Depreciation and amortization.....................                 10,828                         11,913
           Provision for uncollectible accounts receivable...                  2,246                          2,584
           Increase in self-insurance liabilities............                  1,175                         12,000
           Loss on disposal of assets and other items........                  1,409                            195
           Deferred income taxes.............................                 (3,802)                        (4,599)

     Changes in assets and liabilities:
           Accounts receivable...............................                 20,907                          3,553
           Supplies, inventories and prepaid expenses........                  1,837                          1,382
           Debt service trust funds..........................                    (70)                         1,794
           Accounts payable and accrued liabilities..........                 (6,696)                        (2,263)
           Income taxes payable or receivable................                 (1,027)                           608
                                                                           ----------                      ---------
              Cash provided from operating activities........                 20,056                         16,645

     INVESTING ACTIVITIES:
           Payments for purchase of property and equipment...                 (2,929)                        (3,412)
           Proceeds from sale of property and equipment......                      5                            509
           Changes in other non-current assets...............                    441                           (786)
                                                                           ----------                      ---------
               Cash used for investing activities............                 (2,483)                        (3,689)

     FINANCING ACTIVITIES:
           Proceeds from issuance of long-term debt..........                     --                          3,000
           Other long-term liabilities.......................                   (804)                          (183)
           Payments of long-term debt........................                (18,962)                       (11,711)
           Changes in bank indebtedness......................                  2,014                         (4,945)
           Distribution of minority interests' earnings......                     --                           (509)
                                                                           ----------                      ---------
     Cash used for financing activities......................                (17,752)                       (14,348)
                                                                           ----------                      ---------
     Decrease in cash and cash equivalents...................                   (179)                        (1,392)
     Cash and cash equivalents, beginning of period..........                  1,641                          2,941
                                                                           ----------                      ---------
     Cash and cash equivalents, end of period................              $   1,462                       $  1,549
                                                                           ==========                      =========

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

    The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such financial statements, have been included.

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000 contained in the Company's Annual Report in Form 10-K.


2- ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

    As of January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138 "Accounting for Derivative Instruments and Hedging Activities". Following are disclosures under SFAS No. 133 and SFAS No. 138.

Objectives and Strategies

    The Company uses variable-rate long-term debt to finance its operations. These debt obligations expose the Company to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases.

    Management believes that it is prudent to limit the variability of a portion of its interest payments. It is the Company's objective to hedge between 50% to 80% of total variable-rate debt. To meet this objective, management has entered into interest rate swaps. These swaps change the variable-rate cash flow exposure on variable-rate long-term debt to fixed-rate cash flows. Under the interest rate swaps, the Company receives variable interest rate payments and makes fixed interest rate payments.

    The Company does not enter into derivative instruments for any purpose other than cash flow hedging purposes. The Company does not speculate using derivative instruments.

Risk Management Policies

    The Company assesses interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The Company maintains risk management control systems to monitor interest rate cash flow risk attributable to both the Company's outstanding or forecasted debt obligations as well as the Company's offsetting hedge positions. The risk management control systems involve the use of analytical techniques, including cash flow sensitivity analysis, to estimate the expected impact of changes in interest rate rates on the Company's future cash flows.

Quantitative Disclosures

    As of March 31, 2001, the Company has interest rate swaps (used to hedge variable-rate cash flow exposure on variable-rate long-term debt) with notional amounts of $50 million maturing in February 2002 and $50 million maturing in February 2003.

    Interest expense for the three months ended March 31, 2001 includes $6,000 in net gains representing the cash flow hedge's ineffectiveness arising from differences between the terms of the interest rate swap and the hedged debt obligation.

    Changes in the fair value of interest rate swaps designated as hedging instruments of the variability of cash flows associated with floating-rate, long-term debt obligations are reported as Accumulated Other Comprehensive Income ("AOCI") as a component of Shareholder's Equity. These amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings.

    The impact as of January 1, 2001 arising from the adoption of the standards (relating to the fair value of interest rate swaps) was an increase of $195,000 in other long-term liabilities and a decrease of $195,000 in AOCI.

    As of March 31, 2001, the fair value of the interest rate swaps designated as hedging instruments is a liability recorded in other long-term liabilities of $1.4 million and the loss charged to AOCI (net of income tax effect) for the three months ended March 31, 2001 is $901,000.

    During the year ending December 31, 2001, approximately $238,000 of losses in AOCI (net of income tax effect) related to the interest rate swaps are expected to be reclassified into interest expense as a yield adjustment of the hedged debt obligation.


3- COMMITMENTS AND CONTINGENCIES

Capital Expenditures

    At March 31, 2001, the Company had capital expenditure purchase commitments outstanding of approximately $1.8 million.

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

Insurance

    The Company insures certain risks with affiliated insurance subsidiaries of Extendicare Inc. The cost of general and professional liability insurance premiums was the most significant insurance expense charged to the Company by the affiliates.

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


4- SUBSEQUENT EVENTS

    On April 18, 2001, the Company completed the sale of two leased nursing homes in Florida, with capacity for 240 beds, for gross proceeds of $11.4 million. The buyer was Tandem Health Care, Inc., which had operated the facilities under a lease agreement with a purchase option. Proceeds consisted of cash of $7.0 million, a $2.5 million interest bearing five-year note and $1.9 million in cumulative dividend preferred shares, mandatorily redeemable after five years. The Company's carrying value of the two facilities (including estimated sales costs) is approximately $9.4 million. The Company applied $4.0 million of the net cash proceeds to further reduce its term bank debt. Tandem continues to operate seven nursing homes under a lease agreement with the Company, with an option to purchase these facilities at anytime during the lease term.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION &
RESULTS OF OPERATION

    The Company is one of the largest providers of long-term care and related services in the United States. As of March 31, 2001, the Company operates for itself 156 nursing facilities (15,615 beds) and 36 assisted living and retirement facilities (1,763 units) located in 13 states. The Company also manages 17 nursing facilities (2,226 beds) and 5 assisted living and retirement facilities (156 units) and provides selected consulting services to 12 nursing facilities (1,258 beds). In total, the Company operates for itself, manages or provides selected consulting services to 226 long-term care facilities (21,018 beds) in 16 states, of which 185 are nursing facilities (19,099 beds) and 41 were assisted living and retirement facilities (1,919 units). The Company is one of the top ten operators of long-term care facilities in the United States in terms of both number of beds and revenues.

SIGNIFICANT EVENTS

    The following is a summary of significant events in the three months ended March 31, 2001 ("2001 quarter") and March 31, 2000 ("2000 quarter").

    The Company sold seven outpatient therapy facilities for $600,000 on February 19, 2000. The sale resulted in a pretax loss of $100,000.

    During the year ended December 31, 2000, the Company disposed of, or leased to third party lessees, all 32 of its facilities (3,427 beds) in the State of Florida through a series of transactions, two of which involved lease agreements with operators who have an option to purchase the properties, and one in which the Company retains an interest in the properties through the contingent consideration terms of the agreement. During the year ended December 31, 2000, the Company also sold two formerly closed facilities, which in conjunction to the Florida divestitures, resulted in cash proceeds of $37.7 million, of which $33.1 million was applied to reduce debt.

RESULTS FROM OPERATION

    The following table sets forth details of revenues and earnings as a percentage of total revenues:

                                                                                      THREE MONTHS
                                                                                          ENDED
                                                                                         MARCH 31
                                                                                     ---------------
                                                                                      2001     2000
                                                                                     ------   ------
                             Revenues
                               Nursing and assisted living centers.............        96.4%    98.0%
                               Outpatient therapy and medical supplies.........         1.2      1.1
                               Other...........................................         2.4      0.9
                                                                                     ------   ------
                                                                                      100.0    100.0
                             Operating and general and administrative costs....        92.0     94.9
                             Lease, depreciation and amortization..............         7.6      6.9
                             Interest, net.....................................         5.1      5.3
                             Loss on disposal of assets and other items........         0.7      0.1
                                                                                     ------   ------
                             Loss before taxes.................................        (5.4)    (7.2)
                             Benefit for income taxes..........................        (1.9)    (2.6)
                                                                                     ------   ------
                               Net loss........................................        (3.5)%   (4.6)%
                                                                                     ======   ======

REVENUES

    The Company's revenues are derived through the provision of healthcare services in its network of facilities, including long-term care services such as skilled nursing care, assisted living and other specialized medical services such as subacute care and rehabilitative therapy. Nursing and assisted living center revenues are derived from the provision of routine and ancillary services for the Company's residents. Outpatient therapy revenue and medical services are derived from providing outpatient therapy services at Company clinics, and to outside third parties, and other medical services. Medical services and outpatient therapy revenue decreased during 2001 compared to 2000 due to the disposal of operations in 2000.

The Company derives its revenue from Medicare, Medicaid and private pay sources. The following table sets forth the Company's private pay, Medicare and Medicaid sources of revenue by percentage of total revenue:

                                            THREE MONTHS
                                                ENDED
                                              MARCH 31
                                          ----------------
                                           2001      2000
                                          ------    ------
              Private Pay..........         25%       25%
              Medicare.............         24%       24%
              Medicaid.............         51%       51%

    Effective January 1, 1999 pursuant to the Balanced Budget Act of 1997 (BBA), all of the Company's skilled nursing facilities were on the Medicare Prospective Payment System (PPS), which changed significantly the manner in which the skilled nursing facilities are paid for inpatient services provided to Medicare beneficiaries. Unless a skilled nursing facility provider chooses to be reimbursed at 100% of the federally-determined acuity-adjusted rate allowed under Balanced Budget Refinement Act of 1999 (BBRA) the following applies: In year one (1999 for the Company), Medicare PPS rates were based on 75% of the 1995 facility-specific Medicare costs (as adjusted by inflation) and 25% of the federally-determined PPS rate based upon the acuity level of Medicare skilled nursing facility patients as defined by the federally mandated Resource Utilization Groupings (RUGs) patient classification system. In year two, Medicare PPS rates were based 50% on the 1995 facility-specific costs (as adjusted for inflation) and 50% on the federally-determined acuity-adjusted PPS rate; in year three, Medicare PPS rates will be based 25% on the 1995 facility-specific costs (as adjusted for inflation) and 75% on the federally-determined acuity-adjusted PPS rate; and in year four and thereafter, Medicare PPS rates will be based entirely on the federally-determined acuity-adjusted PPS rate. The decrease in operating revenues which would result from the BBA, based upon the skilled nursing facilities operated at January 1999, was estimated at approximately $50.0 million over the four year phase-in period.

    In November 1999, Congress and the President reached agreement on a package of Medicare program revisions that restored $2.7 billion in Medicare funding for skilled nursing providers over the next three years thereby restoring some of the funding that had been eliminated or excluded by the BBA. The Balanced Budget Refinement Act of 1999 (BBRA) made numerous revisions including: (1) the option for a skilled nursing provider to choose between the higher of current law, as described above, or 100% of the federally-determined acuity-adjusted PPS rate effective for cost reporting periods starting on or after January 1, 2000; (1) a temporary 20% increase in the revenue value for the Federal rate or the Federal components of the blended rate (homes subject to the full Federal rate would receive 100% of the enhancement) for 15 of the 44 Resource Utilization Groups (RUGs) to recognize the costs associated with the more medically complex patients, for the period April 1, 2000 through September 30, 2000 to allow HFCA to implement a refinement of RUGs rates; (3) a 4% increase in the federal component of the blended rate for all of the RUGs effective for each of the periods October 1, 2000 through September 30, 2001 and October 1, 2001 through September 30, 2002; and, (4) certain other Part A changes, of lesser significant to the Company, but included a two year moratorium effective January 1, 2000 on the $1,500 caps on speech and physical therapy, and occupational therapy which had a favorable impact on the Company" Part B Medicare revenue. The Company subsequently identified 18 facilities and filed the necessary applications in order to benefit from the full Federal PPS rate.

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

    Average occupancy in nursing facilities for the three months ended March 31, 2001 and 2000 was 87.1% and 86.7% respectively; and for assisted living facilities, 84.3% and 83.9% respectively.



THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2000

REVENUES

    Revenues in the 2001 quarter were $193.4 million, representing a decrease of $34.5 million (15.1%) from $227.9 million in the 2000 quarter. The decrease in revenues of $34.5 million includes a $41.4 million decrease from nursing and assisted living facility divestitures, a decrease of $400,000 from outpatient therapy and medical services divestitures in 2000 offset by an increase of $1.3 million from new management services contracts and an increase of $6.0 million in revenue from nursing and assisted living facilities operated during both the 2000 and the 2001 quarters ("same-facility operations").

    Revenues from same-facility operations increased $6.0 million due to: (1) favorable prior year Medicaid settlements in 2001 totaling $700,000; (2) a favorable ruling for the billing of blood glucose claims resulting in revenues in 2001 of $400,000; and (3) an additional $8.6 million (a 4.5% increase on a same-facility basis) due to increased Medicare or Medicaid rates, partially offset by a 0.1% decline in patient census. The Company's average daily Medicare rate increased to $314 during the 2001 quarter compared to $303 during the 2000 quarter and average daily Medicaid rate increased to $114 in the 2001 quarter compared to $109 in the 2000 quarter.

OPERATING AND GENERAL AND ADMINISTRATIVE COSTS

    Operating and general and administrative costs decreased $38.3 million, or 17.7%, between periods, of which $12.0 million was a decrease in expenses for insurance and liability claims primarily relating to the Company's disposition of its Florida operations. Operating and general and administrative costs (excluding expenses for insurance and liability claims) decreased $34.8 million relating to operations closed or nursing homes divested during 2000. The increase in operating and general and administrative costs on a same-facility basis (excluding expenses for insurance and liability claims) was $8.5 million (a 5.2% increase on a same-facility basis) and included: (1) an increase in wage and benefit costs of $5.9 million (a 5.1% increase on a same-facility basis),
(2) an increase in utility costs of $1.0 million due to higher rates in 2001;
(3) an increase in bad debt expense of $700,000; and (4) a net increase in other operating and administrative expenses of $900,000 (a 0.6% increase on a same-facility basis).

LEASE COSTS, DEPRECIATION AND AMORTIZATION

    Depreciation and amortization decreased $1.1 million to $10.3 million for the 2001 quarter compared to $11.4 million for the 2000 quarter. This decrease included a $400,000 decrease as a result of divestitures and a $700,000 decrease from same-facility operations as a result of assets becoming fully depreciated and as a result of reduced depreciation relating to losses recorded in 2000 for impairment of depreciable assets.

LEASE COSTS REMAINED CONSTANT BETWEEN PERIODS.

INTEREST

    Interest expense (net of interest income) decreased $2.3 million to $9.8 million in the 2001 quarter compared to $12.1 million in the 2000 quarter. The decrease was primarily due to a reduction in the average debt level to $439.7 million during the 2001 quarter compared to $526.7 million during the 2000 quarter resulting from the Company's use of divestiture proceeds and income tax refund during 2000 to reduce bank debt balances. The weighted average interest rate of all long-term debt decreased slightly to approximately 9.35% during the 2001 quarter compared to approximately 9.38% during the 2000 quarter.

LOSS ON DISPOSAL OF ASSETS AND OTHER ITEMS

    A loss of $1.4 million was recorded in the 2001 quarter for costs relating to the disposal or lease during 2000 of the Company's Florida operations.

    In the 2000 quarter, the company sold seven outpatient therapy facilities for $600,000 resulting in a loss of $100,000 before taxes. The sale of a Florida Certificate of Need resulted in a pretax gain of $300,000. Severance costs for non-essential personnel resulted in a loss of $400,000.

START-UP COSTS

    The Company had no pre-tax start-up losses associated with newly constructed facilities in the first quarter of 2001 compared to $400,000 in the first quarter of 2000. There were no new facilities opened during 2001 and 2000.

INCOME TAXES

    Income tax benefit in the 2001 quarter was $3.7 million compared to $5.9 million in the 2000 quarter. The Company's effective tax rate was 35.3% in 2001 as compared to 36.0% during the same period in 2000. The benefit decreased during the 2001 quarter compared to the 2000 quarter due to the reduction in the net loss before income taxes.

NET LOSS

    The net loss in the 2001 quarter was $6.8 million compared to a net loss of $10.5 million in the 2000 quarter. The net loss prior to loss on disposal of assets and other items (after applicable income tax effect) was $5.8 million for the 2001 quarter compared to a comparable net loss of $10.4 million for the 2000 quarter due to the changes noted above.



LIQUIDITY AND CAPITAL RESOURCES

    The Company had cash and cash equivalents of $1.5 million at March 31, 2001 and $1.6 million at December 31, 2000. Cash flow generated from operating activities was $20.1 million for the 2001 quarter compared with $16.6 million in the 2000 quarter.

    The Company experienced a decrease in working capital (excluding cash and borrowings included in current liabilities) of $18.9 million from $56.1 million at December 31, 2000 to $37.2 million at March 31, 2001. The decrease in working capital resulted primarily from a decrease in accounts receivable of $23.1 million and a $1.8 million decrease in inventories, supplies and prepaid expenses. These decreasing components of working capital were partially offset by a $4.8 million decrease in accounts payable and accrued liabilities and a decrease in due to shareholders and affiliates of $1.2 million.

    Accounts receivable at March 31, 2001 were $106.9 million compared with $130.0 million at December 31, 2000, representing a decrease of $23.1 million. The reduction in accounts receivable included a $23.4 million decrease within the nursing operations and an increase of $300,000 within the medical services and outpatient therapy operations. Within the nursing operations, billed patient care and other receivables decreased $21.0 million and third-party payor settlement receivables (based on Medicare and Medicaid cost reports) decreased $2.4 million. The decrease in billed patient care receivables of $21.0 million included a decrease of $10.6 million due to an improvement in collection efforts by the Company between periods. The remaining decrease of $10.4 million reflects a decrease of $14.4 million due to the sale or closure of nursing facilities and assisted living facilities, partially offset by an increase of $4.0 million due to rate increases.

    The decrease in settlement receivables of $2.4 million from December 31, 2000 to March 31, 2001 included decreases of $4.8 million from collection of a Pennsylvania Medicaid settlement recorded as revenue in 2000; (2) collections from Medicare of $700,000 of uncollectible co-insurance amounts recorded as revenue in 2000; and (3) $500,000 as a result of Medicare cost report settlements. These decreases were offset by increases of (1) $2.8 million in revenue recorded in 2001 as a result of Medicaid cost report settlements; and
(2) $800,000 in revenue recorded 2001 for anticipated Medicare reimbursement for uncollectible coinsurance amounts.

    Property and equipment decreased $5.8 million from December 31, 2000 to a total of $501.7 million at March 31, 2001. The decrease was primarily the result of depreciation expense of $9.4 million. This decrease was partially offset by capital expenditures of $2.9 million and an increase of $800,000 as a result of the reclassification of the net book value of property and equipment related to the disposal of nursing facilities to Greystone from "Other assets" to Property and equipment.

    Total borrowings, including bank indebtedness and both current and long-term maturities of debt, totaled $434.7 million at March 31, 2001 for a decrease of $16.9 million from December 31, 2000. The decrease was attributable to the use of cash from operating activities to reduce borrowings. The weighted average interest rate of all long-term debt was 8.28% at March 31, 2001 and such debt had maturities ranging from 2001 to 2014.

    At March 31, 2001 the Company had a $200 million Revolving Credit Facility, of which the Company waived access to $25 million, pursuant to an amendment to the borrowing agreement in the second quarter of 1999. Borrowing availability under this line of credit totaled $39.3 million at March 31, 2001 (net of outstanding borrowings of $98.0 million, letters of credit in the amount of $37.7 million and the $25.0 million waived under the amendment).



QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Qualitative Disclosures

    As discussed in Note 2 to the Financial Statements, the Company uses variable-rate debt to finance its operations and has entered into interest rate swaps to hedge the variable interest cash flow on this debt.

    The Company also has market risk relating to investments in stock and stock warrants obtained in connection with the 1998 sale of the Company's pharmacy operations. In effect, these holdings can be considered contingent purchase price whose value, if any, may not be realized for several years. These stock and warrant holdings are subject to various trading and exercise limitations and will be held until such time that management believes the market opportunity is appropriate to trade or exercise such holdings.

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

Quantitative Disclosures

    The table below presents principal (or notional) amounts and related weighted average interest rates by year of maturity for the Company's debt obligations and interest rate swaps (dollars in thousands).

                            ----------------------------------------------------------------------------------------------
                                                                                         AFTER                     FAIR
                                 2001        2002       2003       2004       2005        2005          TOTAL       VALUE
                            ----------------------------------------------------------------------------------------------
    LONG-TERM DEBT:
       Fixed Rate              5,297         674           675       710      700        206,554        214,610   227,356

       Average Interest Rate    7.71%       7.27%         7.42%     7.52%    7.65%          9.32%          9.26%

       Variable Rate           5,451       8,131       106,145    61,983      469         35,395        217,574   210,433

       Average Interest Rate    7.39%       7.07%         7.13%     7.86%    4.94%          3.97%          6.74%

    INTEREST RATE SWAPS:

       Notional Amount            --      50,000        50,000        --       --             --        100,000     1,412

       Average Pay Rate
          (fixed rate)            --        5.73%         5.53%       --       --             --           5.63%
       Average Receive Rate
       (variable rate)            --        5.30%         5.30%       --       --             --           5.30%

    The above table incorporates only those exposures that exist as of March 31, 2001 and does not consider those exposures or positions which could arise after that date or future interest rate movements. As a result, the information presented above has limited predictive value. The Company's ultimate results with respect to interest rate fluctuations will depend upon the exposures that arise during the period, the Company's hedging strategies at the time and interest rate movements.

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

    None

ITEM 5.     Other Information

    None

ITEM 6.    Exhibits and Reports on Form 8-K

(a)      List of Exhibits:

    None


(b)      Reports on Form 8-K

A Form 8-K was filed on January 23, 2001 disclosing that certain affiliates of the "Company") finalized a series of transactions under which affiliates of Tandem Health Care, Inc. agreed to lease nine nursing home facilities in Florida from certain affiliates of the Company for an 18-month term.

                        EXTENDICARE HEALTH SERVICES, INC.

                                  EXHIBIT INDEX

Exhibit No.                         Description


    None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTENDICARE HEALTH SERVICES, INC.

Date:  May 11, 2001           By:  /s/  Mark W. Durishan
                                   -----------------------
                                        Mark W. Durishan
                                        Vice President, Chief Financial Officer,
                                        Treasurer and Director (principal
                                        financial officer and principal
                                        accounting officer)