Form 10-Q
period 2001-06-30
EXTENDICARE HEALTH SERVICES INC
filed 2001-08-14
CIK 1052024

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C 20549

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001 OR

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

Yes |X| No | |

                        EXTENDICARE HEALTH SERVICES, INC.
                                      INDEX


PART I.    FINANCIAL INFORMATION                                                                           PAGE
-------    ---------------------                                                                           ----

Item 1     Condensed Financial Statements:
           Consolidated Statement of Operations for the three months and six months ended
              June 30, 2001 and 2000....................................................................       3
           Consolidated Balance Sheets, June 30, 2001 and December 31, 2000.............................       4
           Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and 2000........       5
           Notes to Condensed Consolidated Financial Statements.........................................       6
Item 2     Management's Discussion and Analysis of Financial Condition and Results of Operations........       8
Item 3     Quantitative and Qualitative Disclosures about Market Risk...................................      15

PART II.   OTHER INFORMATION:
--------   ------------------

Item 1     Legal Proceedings............................................................................      17
Item 2     Change in Securities.........................................................................      17
Item 3     Defaults Upon Senior Securities..............................................................      17
Item 4     Submission of Matters to a Vote of Security Holders..........................................      17
Item 5     Other Information............................................................................      17
Item 6     Exhibits and Reports on Form 8-K.............................................................      17
           Signatures...................................................................................      18

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

                        EXTENDICARE HEALTH SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                                                       THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                                          2001             2000            2001             2000
                                                                       ---------------------------       --------------------------
REVENUES:
  Nursing and assisted living centers ..........................       $ 194,069        $ 228,008        $ 380,625        $ 451,411
  Outpatient therapy ...........................................           2,592            2,414            4,914            4,980
  Other ........................................................           4,128            1,697            8,682            3,618
                                                                       ---------        ---------        ---------        ---------
                                                                         200,789          232,119          394,221          460,009
COSTS AND EXPENSES:
  Operating ....................................................         172,860          204,389          342,344          409,667
  General and administrative ...................................           8,915           11,186           17,339           22,083
  Lease costs ..................................................           4,354            4,145            8,751            8,563
  Depreciation and amortization ................................          10,197           11,466           20,495           22,885
  Interest expense .............................................           9,548           11,598           19,831           23,936
  Interest income ..............................................            (623)            (421)          (1,056)            (631)
  Loss (gain) on disposal of assets and other items ............           6,435            1,531            7,844            1,726
                                                                       ---------        ---------        ---------        ---------
                                                                         211,686          243,894          415,548          488,229
                                                                       ---------        ---------        ---------        ---------
LOSS BEFORE PROVISION FOR INCOME TAXES .........................         (10,897)         (11,775)         (21,327)         (28,220)

Income tax benefit .............................................          (2,198)          (3,892)          (5,877)          (9,815)
                                                                       ---------        ---------        ---------        ---------
LOSS BEFORE EXTRAORDINARY ITEM .................................          (8,699)          (7,883)         (15,450)         (18,405)
                                                                       ---------        ---------        ---------        ---------
Extraordinary loss on early retirement of
debt (net of income taxes, $30) ................................             (45)              --              (45)              --
                                                                       ---------        ---------        ---------        ---------
NET LOSS .......................................................          (8,744)          (7,883)         (15,495)         (18,405)
                                                                       ---------        ---------        ---------        ---------
OTHER COMPREHENSIVE INCOME (LOSS):
    Unrealized gain (loss) on investments, before tax ..........            (300)            (720)            (343)            (705)
    Loss on cash flow hedges, before tax .......................            (331)              --           (1,743)              --
                                                                       ---------        ---------        ---------        ---------
    Other comprehensive income (loss), before tax ..............            (631)            (720)          (2,086)            (705)
    Income tax expense (benefit) related to items of
       other comprehensive income (loss) .......................            (236)            (288)            (747)            (282)
                                                                       ---------        ---------        ---------        ---------

    Other comprehensive income (loss), net of tax ..............            (395)            (432)          (1,339)            (423)
                                                                       ---------        ---------        ---------        ---------
 COMPREHENSIVE LOSS ............................................       $  (9,139)       $  (8,315)       $ (16,834)       $ (18,828)
                                                                       =========        =========        =========        =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        EXTENDICARE HEALTH SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2001 AND DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)



                                ASSETS                                        JUNE 30, 2001
                                                                               (UNAUDITED)         DECEMBER 31, 2000
                                                                              -------------        -----------------
CURRENT ASSETS:
  Cash and cash equivalents ................................................    $     612              $   1,641
  Accounts receivable, less
       allowances of $15,883 and $16,329, respectively .....................      101,776                130,032
  Inventories, supplies and prepaid expenses ...............................        7,426                  9,383
  Debt service trust funds .................................................          158                     71
  Due from shareholder -
      Federal income taxes receivable ......................................        1,693                 24,235
      Deferred Federal income taxes ........................................       12,035                 10,782
                                                                                ---------              ---------
      Total current assets .................................................      123,700                176,144

PROPERTY AND EQUIPMENT, NET ................................................      487,083                507,536
GOODWILL AND OTHER INTANGIBLE ASSETS, NET ..................................       79,456                 81,310
DEFERRED STATE INCOME TAXES AND OTHER CHARGES ..............................          897                    386
OTHER ASSETS ...............................................................      110,382                108,214
                                                                                ---------              ---------
                                                                                $ 801,518              $ 873,590
                                                                                =========              =========

                      LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
  Bank indebtedness ........................................................    $   2,656              $     538

  Current maturities of long-term debt .....................................       12,358                 12,706
  Accounts payable and accrued liabilities .................................      105,516                107,585
  Income taxes payable .....................................................        1,728                  1,344
  Deferred state income taxes ..............................................          571                    181
  Due to shareholders and affiliates .......................................        7,101                  9,317
                                                                                ---------              ---------
      Total current liabilities ............................................      129,930                131,671

ACCRUAL FOR SELF-INSURED LIABILITIES .......................................       54,206                 50,087
LONG-TERM DEBT .............................................................      384,102                438,441
OTHER LONG-TERM LIABILITIES
DUE TO SHAREHOLDER AND AFFILIATES ..........................................       43,109                 40,716
      Deferred Federal income taxes and other ..............................       22,829                 28,485

MINORITY INTERESTS .........................................................           14                     29
                                                                                ---------              ---------
       Total liabilities ...................................................      634,190                689,429
                                                                                ---------              ---------
SHAREHOLDER'S EQUITY:
 Common stock, $1 par value, 1,000 shares authorized,
      947 shares issued and outstanding ....................................            1                      1
 Additional paid-in capital ................................................      208,787                208,787
 Accumulated other comprehensive loss ......................................       (3,042)                (1,703)
 Accumulated deficit .......................................................      (38,418)               (22,924)
                                                                                ---------              ---------
      Total Shareholder's Equity ...........................................      167,328                184,161
                                                                                ---------              ---------
  Total Liabilities and Shareholder's Equity ...............................    $ 801,518              $ 873,590
                                                                                =========              =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        EXTENDICARE HEALTH SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                                                                    SIX MONTHS ENDED JUNE 30,
                                                                                  2001                    2000
                                                                                ---------------------------------
OPERATING ACTIVITIES:
Net loss ................................................................       $(15,495)               $(18,405)
Adjustments to reconcile net loss to net cash
      Provided from operating activities:
      Depreciation and amortization .....................................         21,555                  23,863
      Provision for uncollectible accounts receivable ...................          4,203                   4,745

      Increase in self-insured liabilities ..............................          4,118                  23,702
      Loss on disposal of assets and other items ........................          7,844                   1,726
      Deferred income taxes .............................................         (6,254)                 (8,936)
      Extraordinary loss on early retirement of debt ....................             45                      --

Changes in assets and liabilities:
      Accounts receivable ...............................................         23,230                     106
      Inventories, supplies and prepaid expenses ........................          1,922                  (3,593)
      Debt service trust funds ..........................................            (87)                  1,782
      Due from shareholder-Federal income taxes .........................         22,542                  16,836
      Accounts payable and accrued liabilities ..........................        (11,075)                 (5,523)
      Income taxes payable/receivable ...................................            384                     646
                                                                                --------                --------
         Cash provided from operating activities ........................         52,932                  36,949

INVESTING ACTIVITIES:
      Payments for purchase of property and equipment ...................         (6,195)                 (6,110)
      Proceeds from sale of property and equipment ......................          6,912                   3,176
      Income taxes recovered on disposal of assets ......................             --                  29,000
      Changes in other non-current assets ...............................           (590)                 (1,787)
                                                                                --------                --------
         Cash provided from investing activities ........................            127                  24,279

FINANCING ACTIVITIES:
      Proceeds from issuance of long-term debt ..........................             --                   3,048
      Other long-term liabilities .......................................         (1,505)                   (745)
      Payments of long-term debt ........................................        (54,686)                (57,287)
      Changes in bank indebtedness ......................................          2,118                  (5,895)
      Distribution of minority interests' earnings ......................            (15)                   (559)
                                                                                --------                --------
         Cash used for financing activities .............................        (54,088)                (61,438)
                                                                                --------                --------

DECREASE IN CASH AND CASH EQUIVALENTS ...................................         (1,029)                   (210)
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD ...........................          1,641                   2,941
                                                                                --------                --------
CASH AND CASH EQUIVALENTS END OF PERIOD .................................       $    612                $  2,731
                                                                                ========                ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

         The accompanying condensed consolidated financial statements reflect the operations of Extendicare Health Services, Inc. and its subsidiaries ("Extendicare" or the "Company") in accordance with accounting principles generally accepted in the United States of America. Extendicare, a Delaware corporation is a wholly owned subsidiary of Extendicare Inc., a Canadian corporation.

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

         Certain reclassifications have been made to the 2000 consolidated financial statements to conform to the presentation for 2001.

         These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000 contained in the Company's Annual Report in Form 10-K.

2- NEW ACCOUNTING PRONOUNCEMENTS

         On July 20, 2001, the FASB issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets". Statement 141 requires that all business combinations be accounted for under a single method - the purchase method. Use of the pooling-of-interests method no longer is permitted. Statement 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. Statement 142 requires that goodwill and intangible assets with an indefinite life no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill and intangible assets with an indefinite life acquired in a transaction completed prior to June 30, 2001, ceases upon adoption of the Statement, which the Company is required to adopt no later than our fiscal year beginning January 1, 2002. Management cannot currently estimate the impact these impairment tests will have on our consolidated financial position or results of operations. The amortization provisions of Statement No. 142 are expected to benefit our results of operations by approximately $2.4 million on an annual basis.

3- ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

Quantitative Disclosures

         As of May 29, 2001, $25 million in interest rate swaps maturing February 27, 2003 were terminated in exchange for a cash payment of $0.5 million. This amount will be amortized to interest expense over the remaining term of the swap.

         As of June 30, 2001, the Company has interest rate swaps (used to hedge variable-rate cash flow exposure on variable-rate long-term debt) with notional amounts of $50 million maturing in February 2002 and $25 million maturing in February 2003.

         Interest expense for the six months ended June 30, 2001 includes $46,000 in net gains representing the cash flow hedge's ineffectiveness arising from differences between the terms of the interest rate swap and the hedged debt obligation.

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

         The impact as of January 1, 2001 arising from the adoption of the standards (relating to the fair value of interest rate swaps) was an increase of $0.2 million in other long-term liabilities and a decrease of $0.2 million in AOCI.

         As of June 30, 2001, the fair value of the interest rate swaps designated as hedging instruments is a liability recorded in other long-term liabilities of $1.3 million and the loss charged to AOCI (net of income tax effect) for the six months ended June 30, 2001 is $1.1 million.

         During the year ending December 31, 2001, approximately $0.6 million of losses in AOCI (net of income tax effect) related to the interest rate swaps are expected to be reclassified into interest expense as a yield adjustment of the hedged debt obligation.

4- COMMITMENTS AND CONTINGENCIES

Capital Expenditures

         At June 30, 2001, the Company had capital expenditure purchase commitments outstanding of approximately $4.4 million.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION & RESULTS OF
OPERATION

         The Company is one of the largest providers of long-term care and related services in the United States. As of June 30, 2001, the Company operates for itself 156 nursing facilities (15,642 beds) and 36 assisted living and retirement facilities (1,763 units) located in 13 states. The Company also manages 18 nursing facilities (2,326 beds) and 5 assisted living and retirement facilities (156 units) and provides selected consulting services to 12 nursing facilities (1,258 beds). In total, the Company operates for itself, manages or provides selected consulting services to 227 long-term care facilities (21,145 beds) in 16 states, of which 186 are nursing facilities (19,226 beds) and 41 were assisted living and retirement facilities (1,919 units). The Company is one of the top ten operators of long-term care facilities in the United States in terms of both number of beds and revenues.

SIGNIFICANT EVENTS

         The following is a summary of significant events in the six months ended June 30, 2001 and June 30, 2000.

         On April 18, 2001, the Company completed the sale of two leased nursing homes in Florida, with capacity for 240 beds, for gross proceeds of $11.4 million. The buyer was Tandem Health Care, Inc., which had operated the facilities under a lease agreement with a purchase option. Proceeds consisted of cash of $7.0 million, a $2.5 million interest bearing five-year note and $1.9 million in cumulative dividend preferred shares, mandatorily redeemable after five years. The Company's carrying value of the two facilities was $9.2 million. Tandem continues to operate seven nursing homes under a lease agreement with the Company, with an option to purchase these facilities at anytime during the lease term, thus, the gain on sale has been deferred until the balance of the transactions are completed or the options expire. The Company applied $4.0 million of the net cash proceeds to further reduce its term bank debt.

         The Company sold seven outpatient therapy facilities for $0.6 million on February 19, 2000. The sale resulted in a pretax loss of $0.1 million.

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

RESULTS FROM OPERATION

         The following table sets forth details of revenues and earnings as a percentage of total revenues:


                                                                     THREE MONTHS                SIX MONTHS
                                                                         ENDED                     ENDED
                                                                        JUNE 30,                  JUNE 30,
                                                               -----------------------    -----------------------
                                                                  2001           2000        2001          2000
                                                               ---------      --------    ---------      --------
    Revenues:
         Nursing and assisted living centers .................    96.7%          98.2%       96.6%          98.1%
         Outpatient therapy ..................................     1.3            1.0         1.2            1.1
         Other ...............................................     2.0            0.8         2.2            0.8
                                                                 -----          -----       -----          -----
                                                                 100.0          100.0       100.0          100.0
     Expenses:
         Operating and general and administrative
              costs ..........................................    90.5           92.9        91.2           93.8
         Lease, depreciation and amortization ................     7.3            6.7         7.4            6.8
         Interest, net .......................................     4.4            4.8         4.8            5.1
         Loss on disposal of assets and other items ..........     3.2            0.7         2.0            0.4
                                                                 -----          -----       -----          -----
         Loss before taxes ...................................    (5.4)          (5.1)       (5.4)          (6.1)
         Benefit for income taxes ............................    (1.1)          (1.7)       (1.5)          (2.1)
                                                                 -----          -----       -----          -----
         Loss before extraordinary item ......................    (4.3)          (3.4)       (3.9)          (4.0)
                                                                 -----          -----       -----          -----
         Extraordinary item ..................................      --             --          --             --
                                                                 -----          -----       -----          -----
              Net loss .......................................    (4.3)%         (3.4)%      (3.9)%         (4.0)%
                                                                 =====          =====       =====          =====

REVENUES

         The Company's revenues are derived through the provision of healthcare services in its network of facilities, including long-term care services such as skilled nursing care, assisted living and other specialized medical services such as subacute care and rehabilitative therapy. Nursing and assisted living center revenues are derived from the provision of routine and ancillary services for the Company's residents. Outpatient therapy revenue are derived from providing outpatient therapy services at Company clinics and to outside third parties. Outpatient therapy revenue decreased during 2001 compared to 2000 due to the disposal of operations in 2000.

         The Company derives its revenue from Medicare, Medicaid and private pay sources. The following table sets forth the Company's private pay, Medicare and Medicaid sources of revenue by percentage of total revenue:


                                                                       THREE MONTHS         SIX MONTHS
                                                                           ENDED              ENDED
                                                                         JUNE 30,            JUNE 30,
                                                                     ----------------    ----------------
                                                                      2001      2000      2001      2000
                                                                     ------    ------    ------    ------
               Private Pay.......................................      26%       25%       25%       25%
               Medicare..........................................      24%       24%       24%       24%
               Medicaid..........................................      50%       51%       51%       51%

         Effective January 1, 1999 pursuant to the Balanced Budget Act of 1997
(BBA), all of the Company's skilled nursing facilities were on the Medicare Prospective Payment System (PPS), which changed significantly the manner in which the skilled nursing facilities are paid for inpatient services provided to Medicare beneficiaries. Unless a skilled nursing facility provider chooses to be reimbursed at 100% of the federally-determined acuity-adjusted rate allowed under Balanced Budget Refinement Act of 1999 (BBRA) the following applies: In year one (1999 for the Company), Medicare PPS rates were based on 75% of the 1995 facility-specific Medicare costs (as adjusted by inflation) and 25% of the federally-determined PPS rate based upon the acuity level of Medicare skilled nursing facility patients as defined by the federally mandated Resource Utilization Groupings (RUGs) patient classification system. In year two (2000), Medicare PPS rates were based 50% on the 1995 facility-specific costs (as adjusted for inflation) and 50% on the federally-determined acuity-adjusted PPS rate; in year three (2001), Medicare PPS rates are based 25% on the 1995 facility-specific costs (as adjusted for inflation) and 75% on the federally-determined acuity-adjusted PPS rate; and in year four (2002) and thereafter, Medicare PPS rates will be based entirely on the federally-determined acuity-adjusted PPS rate. The decrease in operating revenues which would result from the BBA, based upon the skilled nursing facilities operated at January 1999, was estimated at approximately $50.0 million over the four year phase-in period.

         In November 1999, Congress and the President reached agreement on a package of Medicare program revisions that restored $2.7 billion in Medicare funding for skilled nursing providers over the next three years thereby restoring some of the funding that had been eliminated or excluded by the BBA. The Balanced Budget Refinement Act of 1999 (BBRA) made numerous revisions including: (1) the option for a skilled nursing provider to choose between the higher of current law, as described above, or 100% of the federally-determined acuity-adjusted PPS rate effective for cost reporting periods starting on or after January 1, 2000. The company subsequently identified 18 facilities and filed the necessary applications in order to benefit from the full Federal PPS rate; (2) a temporary 20% increase in the revenue value for the Federal rate or the Federal components of the blended rate (homes subject to the full Federal rate would receive 100% of the enhancement) for 15 of the 44 RUGs to recognize the costs associated with the more medically complex patients, for the period April 1, 2000 through September 30, 2000 to allow Centers for Medicare and Medicaid Services ("CMS") (formerly HCFA) to implement a refinement of RUGs rates; (3) a 4% increase in the federal component of the blended rate for all of the RUGs effective for each of the periods October 1, 2000 through September 30, 2001 and October 1, 2001 through September 30, 2002; and, (4) certain other Part A changes, of lesser significant to the Company; (5) for Part B services, a two year moratorium effective January 1, 2000 on the $1,500 caps on speech and physical therapy, and occupational therapy which had a favorable impact on the Company" Part B Medicare revenue.

         In December 2000, Congress and the President approved an additional $35 billion Medicare relief package through the Benefits Improvement and Protection Act of 2000 (BIPA). The BIPA will: (1) increase the nursing component of all RUGs categories by 16.66% over an 18 month period commencing April 1, 2001, and requires the Comptroller General to complete a study of nursing staff ratios by August 1, 2002; (2) modify the SNF PPS inflation adjustment to remove the negative 1% factor for the 2001 year and establish a minus 0.5% factor for years 2002 and 2003; (3) redistribute the 20% Part A enhancement, provided by the BBRA as applied to three rehabilitation RUGs categories across all 14 rehabilitation RUGs categories effective April 1, 2001; and, (4) continue the moratorium on the two $1,500 caps on speech and physical therapy, and occupational therapy through to 2002.; (5) eliminated the requirement for Part B consolidated billing except for therapy services. Also, the BIPA required HHS to issue a final regulation establishing a Medicaid "upper payment limit" by December 31, 2000 which will limit the amount of funds a state may raise through the process of intergovernmental fund transfers (IGTs). Following the enactment of BIPA, the Company filed the necessary applications in order to benefit from the full federal PPS rate. The applications were approved. The Company now has 38 skilled nursing facilities at the full federal rate.

         Average occupancy in nursing facilities for the six months ended June 30, 2001 and 2000 was 87.1%, and for assisted living facilities, 83.5% and 84.2%, respectively.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2000

REVENUES

         Revenues in the three months ended June 30, 2001 ("2001 quarter") were $200.8 million, representing a decrease of $31.3 million (13.5%) from $232.1 million in the three months ended June 30, 2000 ("2000 quarter"). The decrease in revenues includes a $41.0 million decrease from nursing and assisted living facility divestitures, offset by an increase of $0.9 million from new management services contracts, and an increase of $8.8 million in revenue from nursing and assisted living facilities and other business operated during both the 2000 and the 2001 quarters ("same-facility operations").

         Revenues from same-facility operations increased $8.8 million due to:
(1) favorable prior year Medicaid settlements in 2001 totaling $0.4 million; (2) $9.4 million (a 5.1% increase on a same-facility basis) due to increased rates, partially offset by a 1.4% decrease in patient census; (3) a decrease of $1.4 million due to the accrual in the second quarter of 2000 for blood glucose revenue for the period of October 1, 1997 through June 30, 2000 as a result of favorable litigation rulings; and (4) an increase of $0.4 million from other business operations.

         The Company's average daily Medicare rate increased to $340 during the 2001 quarter compared to $328 during the 2000 quarter and average daily Medicaid rate increased to $115 in the 2001 quarter compared to $110 in the 2000 quarter.

OPERATING AND GENERAL AND ADMINISTRATIVE COSTS

         Operating and general and administrative costs decreased $33.8 million, or 15.7%, between periods, of which $8.9 million was a decrease in expenses for insurance and liability claims primarily relating to the Company's disposition of its Florida operations. Operating and general and administrative costs (excluding expenses for insurance and liability claims) decreased $34.3 million relating to operations closed or nursing homes divested during 2000. The increase in operating and general and administrative costs on a same-facility basis (excluding expenses for insurance and liability claims) was $9.4 million (a 5.8% increase on a same-facility basis) and included: (1) an increase in wage and benefit costs of $8.4 million (a 7.3% increase on a same-facility basis),
(2) an increase in bad debt expense of $1.1 million; (3) and a net decrease in other operating and administrative expenses of $0.1 million (a 0.1% decrease on a same-facility basis).

LEASE COSTS, DEPRECIATION AND AMORTIZATION

         Depreciation and amortization decreased $1.3 million to $10.2 million for the 2001 quarter compared to $11.5 million for the 2000 quarter. This decrease included a $0.5 million decrease as a result of divestitures and a $0.8 million decrease from same-facility operations as a result of assets becoming fully depreciated and as a result of reduced depreciation relating to losses recorded in 2000 for impairment of depreciable assets.

         Lease costs increased $0.2 million when comparing periods.

INTEREST

         Interest expense (net of interest income) decreased $2.3 million to $8.9 million in the 2001 quarter compared to $11.2 million in the 2000 quarter. The decrease was primarily due to a reduction in the average debt level to $406.9 million during the 2001 quarter compared to $479.8 million during the 2000 quarter resulting from the Company's use of divestiture proceeds and income tax refund during 2001 to reduce bank debt balances. The weighted average interest rate of all long-term debt decreased to approximately 9.39% during the 2001 quarter compared to an increase of approximately 9.67% during the 2000 quarter.

LOSS ON DISPOSAL OF ASSETS AND OTHER ITEMS

         A loss of $5.5 million was recorded in the 2001 quarter for costs relating to the disposal or lease during 2000 of the Company's Florida operations. An additional loss of $0.9 million was recorded in the 2001 quarter for other nursing facilities closed in 2000 and the disposition of other non-core assets.

         In the 2000 quarter, the company sold a previously closed nursing facility and another previously closed nursing facility for $2.0 million and $0.7 million, respectively, resulting in a loss of $1.5 million before taxes.

START-UP COSTS

         The Company had no pre-tax start-up losses associated with newly constructed facilities in the second quarter of 2001 compared to $0.6 million in the second quarter of 2000. There were no new facilities opened during 2001 or 2000.

INCOME TAXES

         Income tax benefit in the 2001 quarter was $2.2 million compared to $3.9 million in the 2000 quarter. The Company's effective tax rate was 20.2% in 2001 as compared to 33.1% during the same period in 2000. The benefit decreased during the 2001 quarter compared to the 2000 quarter primarily due to changes in non-deductible items and change in prior period estimates.

NET LOSS

         The net loss in the 2001 quarter was $8.7 million compared to a net loss of $7.9 million in the 2000 quarter. The net loss prior to loss on disposal of assets and other items and extraordinary item (after applicable income tax effect) was $4.5 million for the 2001 quarter compared to a comparable net loss of $6.9 million for the 2000 quarter due to the changes noted above.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2000

REVENUES

         Revenues in the six months ended June 30, 2001 were $394.2 million, representing a decrease of $65.8 million (14.3%) from $460.0 million in the six months ended June 30, 2000. The decrease in revenues includes an $82.4 million decrease from nursing and assisted living facility divestitures, a decrease of $0.4 million from outpatient therapy divestitures in 2000 offset by an increase of $2.2 million from new management services contracts and an increase of $14.8 million in revenue from nursing and assisted living facilities and other business operated during both the first six months of 2001 and 2000 ("same-facility operations").

         Revenues from same-facility operations increased $14.8 million due to:
(1) favorable prior year Medicaid settlements in 2001 totaling $1.1 million; (2) $13.8 million (a 3.8% increase on a same-facility basis) due to increased rates, partially offset by a 1.1% decline in patient census: (3) a decrease of $0.9 million when comparing periods due to the accrual in the second quarter of 2000 for blood glucose revenue for the period of October 1, 1997 through June 30, 2000 due to favorable rulings regarding reimbursement litigation with the Company's intermediary; and (4) an increase of $0.8 million from other business operations.

         The Company's average daily Medicare rate increased to $327 during the first six months of 2001 compared to $315 during the first six months of 2000 and average daily Medicaid rate increased to $115 in the first six months of 2001 compared to $109 in the first six months of 2000.

OPERATING AND GENERAL AND ADMINISTRATIVE COSTS

         Operating and general and administrative costs decreased $72.1 million, or 16.7%, between periods, of which $20.9 million was a decrease in expenses for insurance and liability claims primarily relating to the Company's disposition of its Florida operations. Operating and general and administrative costs (excluding expenses for insurance and liability claims) decreased $69.1 million relating to operations closed or nursing homes divested during 2000. The increase in operating and general and administrative costs on a same-facility basis (excluding expenses for insurance and liability claims) was $17.9 million (a 5.5% increase on a same-facility basis) and included: (1) an increase in wage and benefit costs of $14.3 million (a 6.2% increase on a same-facility basis),
(2) an increase in utility costs of $1.1 million due to higher rates in 2001;
(3) an increase in bad debt expense of $1.8 million; and (4) a net increase in other operating and administrative expenses of $0.7 million (a 0.2% increase on a same-facility basis).

LEASE COSTS, DEPRECIATION AND AMORTIZATION

         Depreciation and amortization decreased $2.4 million to $20.5 million for the six months ended June 30, 2001 compared to $22.9 million for the six months ended June 30, 2000. This decrease included a $1.0 million decrease as a result of divestitures and a $1.4 million decrease from same-facility operations as a result of assets becoming fully depreciated and as a result of reduced depreciation relating to losses recorded in 2000 for impairment of depreciable assets.

         Lease costs increased $0.2 million when comparing periods.

INTEREST

         Interest expense (net of interest income) decreased $4.5 million to $18.8 million in the six months ended June 30, 2001 compared to $23.3 million in the six months ended June 30, 2000. The decrease was primarily due to a reduction in the average debt level to $423.3 million during the first six months of 2001 compared to $503.0 million during the first six months of 2000, resulting from the Company's use of divestiture proceeds and income tax refunds during 2000 and 2001 to reduce bank debt balances. The weighted average interest rate of all long-term debt decreased to approximately 9.37% during the first six months of 2001 compared to approximately 9.52% during the first six months of 2000.

LOSS ON DISPOSAL OF ASSETS AND OTHER ITEMS

         A loss of $6.9 million was recorded in the first six months of 2001 for costs relating to the disposal or lease during 2000 of the Company's Florida operations. An additional loss of $0.9 million was recorded in 2001 for nursing facilities closed in 2000 and the disposition of other non-core assets.

         During the first six months of 2000, the company sold two previously closed nursing facilities for $2.7 million resulting in losses of $1.6 million before taxes. The company sold seven outpatient therapy facilities for $0.6 million resulting in a loss of $0.1 million before taxes. The sale of a Florida Certificate of Need resulted in a pretax gain of $0.3 million. Severance costs for non-essential personnel resulted in a loss of $0.4 million.

START-UP COSTS

         The Company had no pre-tax start-up losses associated with newly constructed facilities in the first six months of 2001 compared to $1.0 million in the first six months of 2000. There were no new facilities opened during 2001 and 2000.

INCOME TAXES

         Income tax benefit in the six months ended June 30, 2001 was $5.9 million compared to $9.8 million in the 2000 quarter. The Company's effective tax rate was 27.6% in 2001 as compared to 34.8% during the same period in 2000. The benefit decreased during the first six months of 2001 compared to the first six months of 2000 primarily due to changes in non-deductible items and change in prior period estimates.

EXTRAORDINARY ITEM

         The extraordinary loss in 2001 of $45,000 (net of income tax effect) related to the write-off of deferred financing costs in connection with debt reduction upon the sale of nursing facilities.

NET LOSS

         The net loss in the six months ended June 30, 2001 was $15.5 million compared to a net loss of $18.4 million in the comparable period in 2000. The net loss prior to loss on disposal of assets and other items and extraordinary item (after applicable income tax effect) was $10.4 million for the six months ended June 30, 2001 compared to a comparable net loss of $17.3 million for the comparable period in 2000 due to the changes noted above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash and cash equivalents of $0.6 million at June 30, 2001 and $1.6 million at December 31, 2000. Cash flow generated from operating activities was $52.9 million for the six months ended June 30, 2001 compared with $36.9 million in the comparable period of 2000.

         The Company experienced a decrease in working capital (excluding cash and borrowings included in current liabilities) of $47.9 million from $56.1 million at December 31, 2000 to $8.2 million at June 30, 2001. The decrease in working capital resulted primarily from a decrease in taxes recoverable of $22.0 million, a decrease in accounts receivable of $28.3 million and a $1.9 million decrease in inventories, supplies and prepaid expenses. These decreasing components of working capital were partially offset by a $2.1 million decrease in accounts payable and accrued liabilities and a decrease in due to shareholders and affiliates of $2.2 million.

         Taxes recoverable (including current and deferred) decreased from $33.5 million at December 31, 2000 to $11.5 million at June 30, 2001, representing a decrease of $22.0 million. The decrease was due to a tax refund of $22.5 million, partially offset by a current year tax benefit of $0.5 million.

         Accounts receivable at June 30, 2001 were $101.7 million compared with $130.0 million at December 31, 2000, representing a decrease of $28.3 million. The reduction in accounts receivable included a $32.8 million decrease within the nursing operations, a decrease of $0.1 million within the outpatient therapy operations, and an increase within the managed facilities and consulting operations of $4.6 million. Within the nursing operations, billed patient care and other receivables decreased $25.8 million and third-party payor settlement receivables (based on Medicare and Medicaid cost reports) decreased $7.0 million. The decrease in billed patient care receivables of $25.8 million included a decrease of $11.8 million due to an improvement in collection efforts by the Company between periods. The remaining decrease of $14.0 million reflects a decrease of $16.6 million due to the sale or closure of nursing facilities and assisted living facilities, partially offset by an increase of $2.6 million due to rate increases.

         The decrease in settlement receivables of $7.0 million from December 31, 2000 to June 30, 2001 included decreases of $4.8 million from collection of a Pennsylvania Medicaid settlement recorded as revenue in 2000; (2) collection of $1.9 million as a result of Medicaid settlements; (3) collections from Medicare of $2.1 million of uncollectible co-insurance amounts recorded as revenue in 2000; and (4) $2.5 million as a result of Medicare cost report settlements. These decreases were offset by increases of (1) $2.6 million in revenue recorded in 2001 as a result of Medicaid cost report settlements; and
(2) $1.7 million in revenue recorded 2001 for anticipated Medicare reimbursement for uncollectible coinsurance amounts.

         Property and equipment decreased $20.5 million from December 31, 2000 to a total of $487.1 million at June 30, 2001. The decrease was the result of depreciation expense of $18.6 million and asset disposals of $9.5 million. These decreases were partially offset by capital expenditures of $6.2 million and an increase of $1.4 million as a result of the reclassification of the net book value of property and equipment related to the disposal of nursing facilities to Greystone from "Other assets" to Property and equipment.

         Total borrowings, including bank indebtedness and both current and long-term maturities of debt, totaled $399.1 million at June 30, 2001 for a decrease of $52.6 million from December 31, 2000. The decrease was attributable to the use of $22.5 million from a tax refund, $4.0 million from the sale of skilled nursing facilities, and the use of cash from operating activities to reduce borrowings. The weighted average interest rate of all long-term debt was 7.70% at June 30, 2001 and such debt had maturities ranging from 2001 to 2014.

         At June 30, 2001 the Company had a $200 million Revolving Credit Facility, of which the Company waived access to $25 million, pursuant to an amendment to the borrowing agreement in the second quarter of 1999. Borrowing availability under this line of credit totaled $69.3 million at June 30, 2001 (net of outstanding borrowings of $68.0 million, letters of credit in the amount of $37.7 million and the $25.0 million waived under the amendment).

         During the six months ended June 30, 2001, Extendicare Inc. and/or one of its wholly owned subsidiaries acquired and held $18.0 million of the Company's Senior Subordinated Notes. As of June 30, 2001, Extendicare Inc. and/or one of its wholly owned subsidiaries held $26.9 million (13.5%) of the outstanding Senior Subordinated Notes.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Qualitative Disclosures

         As discussed in Note 3 to the Financial Statements, the Company uses variable-rate debt to finance its operations and has entered into interest rate swaps to hedge the variable interest cash flow on this debt.

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


                                                                                            AFTER                  FAIR
                                    2001      2002        2003       2004         2005      2005       TOTAL       VALUE
                                    ----      ----        ----       ----         ----      ----       -----       -----
LONG-TERM DEBT:
Fixed Rate....................      5,131         674        675         710        700    206,554     214,444    218,670
Average Interest Rate.........       7.72%       7.27%      7.42%       7.52%      7.65%      9.32%       9.26%
Variable Rate.................      3,423       7,398     75,412      59,918        469     35,396     182,016    174,454
Average Interest Rate.........       6.09%       6.01%      6.08%       6.82%      3.66%      3.04%       5.72%
INTEREST RATE SWAPS:
Notional Amount...............         --      50,000     25,000          --         --         --      75,000      1,256
Average Pay Rate
  (fixed rate)................         --        5.73%      5.53%         --         --         --        5.63%
Average Receive Rate
  (variable rate).............         --        4.06%      4.06%         --         --         --        4.06%

         The above table incorporates only those exposures that exist as of June 30, 2001 and does not consider those exposures or positions which could arise after that date or future interest rate movements. As a result, the information presented above has limited predictive value. The Company's ultimate results with respect to interest rate fluctuations will depend upon the exposures that arise during the period, the Company's hedging strategies at the time and interest rate movements.

Forward-Looking Statements

         Statements contained in this report that are not historical facts are forward-looking statements. Forward-looking statements can be identified because they generally contain the words "anticipate", "believe", "estimate", "expect", "objective", "project", or a similar expression. Such forward-looking statements are necessarily estimates reflecting the best judgment of the party making such statements based upon current information and involve a number of risks and uncertainties and other factors that may cause actual results, performance or achievements of the Company to differ materially from those expressed or implied in the statements. In addition to the assumptions and other factors referred to specifically in connection with these statements, such factors are identified in the Company's filings with United States securities regulators and include, but are not limited to, the following: changes in the health care industry in general and the long-term care industry in particular because of political and economic influences; changes in regulations governing the industry and the Company's compliance with such regulations; changes in government funding levels for health care services; liabilities and other claims asserted against the Company; the Company's ability to attract and retain qualified personnel; the availability and terms of capital to fund the Company's capital expenditures; changes in competition; and demographic changes. Given these risks and uncertainties, readers are cautioned not to place undue reliance on the Company's forward-looking statements.

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

         None

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

EXTENDICARE HEALTH SERVICES, INC.

Date:        , 2001                    By:   /s/  MARK W. DURISHAN
      -------                                -----------------------------------
                                             Mark W. Durishan
                                             Vice President, Chief Financial
                                               Officer, Treasurer and Director
                                               (principal financial officer
                                               and principal accounting officer)