Form 10-Q
period 2001-09-30
EXTENDICARE HEALTH SERVICES INC
filed 2001-11-14
CIK 1052024

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C 20549

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001 OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes /X/       No / /

                        EXTENDICARE HEALTH SERVICES, INC.
                                      INDEX

PART I.    FINANCIAL INFORMATION                                                                                  PAGE
-------    ---------------------                                                                                  ----
Item 1     Condensed Financial Statements:
           Consolidated Statement of Operations for the three months and nine months ended
              September 30, 2001 and 2000..................................................................         3
           Consolidated Balance Sheets, September 30, 2001 and December 31, 2000...........................         4
           Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and 2000.....         5
           Notes to Condensed Consolidated Financial Statements............................................         6
Item 2     Management's Discussion and Analysis of Financial Condition and Results of Operations..........          8
Item 3     Quantitative and Qualitative Disclosures about Market Risk......................................        15

PART II.   OTHER INFORMATION:
--------   ------------------
Item 1     Legal Proceedings...............................................................................        17
Item 2     Change in Securities............................................................................        17
Item 3     Defaults Upon Senior Securities.................................................................        17
Item 4     Submission of Matters to a Vote of Security Holders.............................................        17
Item 5     Other Information...............................................................................        17
Item 6     Exhibits and Reports on Form 8-K................................................................        17
           Signatures......................................................................................        18

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

                        EXTENDICARE HEALTH SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                                                                THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                                                                2001           2000           2001           2000
                                                                             ---------      ---------      ---------      ---------
         REVENUES:
           Nursing and assisted living centers .........................     $ 197,753      $ 225,661      $ 578,378      $ 677,072
           Outpatient therapy ..........................................         2,357          2,478          7,271          7,458
           Other .......................................................         3,915          1,971         12,597          5,589
                                                                             ---------      ---------      ---------      ---------
                                                                               204,025        230,110        598,246        690,119
         COSTS AND EXPENSES:
           Operating ...................................................       179,637        215,130        523,021        625,736
           General and administrative ..................................         7,672         11,350         25,011         33,433
           Lease costs .................................................         3,641          3,955         11,352         11,579
           Depreciation and amortization ...............................         9,731         11,189         30,226         34,074
           Interest expense ............................................         9,106         11,285         28,937         35,221
           Interest income .............................................          (511)          (325)        (1,567)          (956)
           Loss on impairment of long-lived assets .....................         1,685             --          1,685             --
           Loss (gain) on disposal of assets and other items ...........        16,402           (940)        24,246            786
                                                                             ---------      ---------      ---------      ---------
                                                                               227,363        251,644        642,911        739,873
                                                                             ---------      ---------      ---------      ---------
         LOSS BEFORE PROVISION FOR INCOME TAXES ........................       (23,338)       (21,534)       (44,665)       (49,754)
         Income tax benefit ............................................        (9,249)        (7,786)       (15,126)       (17,601)
                                                                             ---------      ---------      ---------      ---------
         LOSS BEFORE EXTRAORDINARY ITEM ................................       (14,089)       (13,748)       (29,539)       (32,153)
                                                                             ---------      ---------      ---------      ---------
         Extraordinary loss on early retirement of debt (net of
                income taxes, $0, $246, $30, and $246, respectively) ...            --           (436)           (45)          (436)
                                                                             ---------      ---------      ---------      ---------
         NET LOSS ......................................................       (14,089)       (14,184)       (29,584)       (32,589)
                                                                             ---------      ---------      ---------      ---------
         OTHER COMPREHENSIVE INCOME (LOSS):
             Unrealized gain on investments, before tax ................           391          1,697             48            992
             Loss on cash flow hedges, before tax ......................          (271)            --         (2,014)            --
                                                                             ---------      ---------      ---------      ---------

             Other comprehensive income (loss),  before tax ............           120          1,697         (1,966)           992
             Income tax expense (benefit) related to items of
                other comprehensive income (loss) ......................            57            679           (690)           397
                                                                             ---------      ---------      ---------      ---------
             Other comprehensive income (loss), net of tax .............            63          1,018         (1,276)           595
                                                                             ---------      ---------      ---------      ---------
          COMPREHENSIVE LOSS ...........................................     $ (14,026)     $ (13,166)     $ (30,860)     $ (31,994)
                                                                             =========      =========      =========      =========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                        EXTENDICARE HEALTH SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)



                                    ASSETS                                              SEPTEMBER 30, 2001
                                                                                           (UNAUDITED)             DECEMBER 31, 2000
                                    ------                                              ------------------         -----------------
 CURRENT ASSETS:
   Cash and cash equivalents .................................................              $   4,114                  $   1,641
   Accounts receivable, less
       allowances of $16,259 and $16,329, respectively .......................                109,372                    130,032
   Inventories, supplies and prepaid expenses ................................                  9,474                      9,383
   Debt service trust funds ..................................................                    244                         71
   Deferred state income taxes ...............................................                    140                         --
   Due from shareholder -
       Federal income taxes receivable .......................................                  1,694                     24,235
       Deferred Federal income taxes .........................................                 11,758                     10,782
                                                                                            ---------                  ---------
       Total current assets ..................................................                136,796                    176,144

 PROPERTY AND EQUIPMENT, NET .................................................                479,721                    507,536
 GOODWILL AND OTHER INTANGIBLE ASSETS, NET ...................................                 78,518                     81,310
 DEFERRED STATE INCOME TAXES AND OTHER CHARGES ...............................                  1,532                        386
 OTHER ASSETS ................................................................                110,137                    108,214
                                                                                            ---------                  ---------
   Total Assets ..............................................................              $ 806,704                  $ 873,590
                                                                                            =========                  =========


                     LIABILITIES AND SHAREHOLDER'S EQUITY

 CURRENT LIABILITIES:
   Bank indebtedness .........................................................              $   2,380                  $     538
   Current maturities of long-term debt ......................................                 12,515                     12,706
   Accounts payable and accrued liabilities ..................................                122,660                    107,585
   Income taxes payable ......................................................                  1,983                      1,344
   Deferred state income taxes ...............................................                     --                        181
   Due to shareholders and affiliates ........................................                  5,930                      9,317
                                                                                            ---------                  ---------
       Total current liabilities .............................................                145,468                    131,671

 ACCRUAL FOR SELF-INSURED LIABILITIES ........................................                 72,540                     50,087
 LONG-TERM DEBT ..............................................................                377,139                    438,441
 OTHER LONG-TERM LIABILITIES .................................................                 43,737                     40,716

 DUE TO SHAREHOLDER AND AFFILIATES
       Deferred Federal income taxes and other ...............................                 14,505                     28,485

 MINORITY INTERESTS ..........................................................                     14                         29
                                                                                            ---------                  ---------
       Total liabilities .....................................................                653,403                    689,429
                                                                                            ---------                  ---------

 SHAREHOLDER'S EQUITY:
   Common stock, $1 par value, 1,000 shares authorized,
       947 shares issued and outstanding .....................................                      1                          1
   Additional paid-in capital ................................................                208,787                    208,787
   Accumulated other comprehensive loss ......................................                 (2,979)                    (1,703)
   Accumulated deficit .......................................................                (52,508)                   (22,924)
                                                                                            ---------                  ---------
       Total Shareholder's Equity ............................................                153,301                    184,161
                                                                                            ---------                  ---------
   Total Liabilities and Shareholder's Equity ................................              $ 806,704                  $ 873,590
                                                                                            =========                  =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        EXTENDICARE HEALTH SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                                                                                   Nine Months Ended September 30,
                                                                                                    2001                     2000
                                                                                                  --------                 --------
     OPERATING ACTIVITIES:
     Net loss ....................................................................                $(29,584)                $(32,589)
     Adjustments to reconcile net loss to net cash
           provided from operating activities:
           Depreciation and amortization .........................................                  31,799                   35,531
           Provision for uncollectible accounts receivable .......................                   7,302                    8,576
           Increase in self-insured liabilities ..................................                  22,453                   35,642
           Provision for punitive damages ........................................                      --                    9,000
           Loss on disposal of assets and other items ............................                  13,282                      786
           Loss on impairment of long-lived assets ...............................                   1,685                       --
           Deferred income taxes .................................................                 (15,704)                 (15,638)
           Extraordinary loss on early retirement of debt ........................                      45                      436

     Changes in assets and liabilities:
           Accounts receivable ...................................................                  12,407                   (3,923)
           Inventories, supplies and prepaid expenses ............................                    (126)                   1,633
           Debt service trust funds ..............................................                    (173)                   1,710
           Due from shareholder-Federal income taxes .............................                  22,542                   15,867
           Accounts payable and accrued liabilities ..............................                     290                  (17,864)
           Income taxes payable/receivable .......................................                     639                      412
                                                                                                  --------                 --------
              Cash provided from operating activities ............................                  66,857                   39,579

     INVESTING ACTIVITIES:
           Payments for purchase of property and equipment .......................                  (9,681)                  (9,850)
           Proceeds from sale of property and equipment ..........................                   7,292                    5,989
           Proceeds received from divestiture agreement ..........................                      --                   30,000
           Income taxes recovered on disposal of assets ..........................                      --                   29,000
           Changes in other non-current assets ...................................                  (1,085)                  (2,454)
                                                                                                  --------                 --------
              Cash (used for) provided from investing activities .................                  (3,474)                  52,685

     FINANCING ACTIVITIES:
           Proceeds from issuance of long-term debt ..............................                      --                    3,048
           Other long-term liabilities ...........................................                  (1,243)                  (1,471)
           Payments of long-term debt ............................................                 (61,493)                 (95,635)
           Changes in bank indebtedness ..........................................                   1,841                    1,859
           Distribution of minority interests' earnings ..........................                     (15)                    (589)
                                                                                                  --------                 --------
              Cash used for financing activities .................................                 (60,910)                 (92,788)
                                                                                                  --------                 --------

     INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ............................                   2,473                     (524)
     CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD ...............................                   1,641                    2,941
                                                                                                  --------                 --------
     CASH AND CASH EQUIVALENTS END OF PERIOD .....................................                $  4,114                 $  2,417
                                                                                                  ========                 ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

2-NEW ACCOUNTING PRONOUNCEMENTS

         On July 20, 2001, the FASB issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets". Statement 141 requires that all business combinations be accounted for under a single method - the purchase method. Use of the pooling-of-interests method no longer is permitted. Statement 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. Statement 142 requires that goodwill and intangible assets with an indefinite life no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill and intangible assets with an indefinite life acquired in a transaction completed prior to June 30, 2001, ceases upon adoption of the Statement, which the Company is required to adopt no later than our fiscal year beginning January 1, 2002. Management is currently researching the impact these impairment tests will have on the consolidated financial position or results of operations and will be able to estimate any impact in the Company's December 31, 2001 Annual Report.

3-ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

         Management believes that it is prudent to limit the variability of a portion of its interest payments. It is the Company's objective to hedge between 40% to 80% of total variable-rate debt. To meet this objective, management has entered into interest rate swaps. These swaps change the variable-rate cash flow exposure on variable-rate long-term debt to fixed-rate cash flows. Under the interest rate swaps, the Company receives variable interest rate payments and makes fixed interest rate payments.

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

Quantitative Disclosures

         As of May 29, 2001, $25 million in interest rate swaps maturing February 27, 2003 were terminated in exchange for a cash payment of $0.5 million. This amount will be amortized to interest expense over the remaining term of the swap. As of September 30, 2001, the Company has interest rate swaps (used to hedge variable-rate cash flow exposure on variable-rate long-term debt) with notional amounts of $50 million maturing in February 2002 and $25 million maturing in February 2003. Interest expense for the nine months ended September 30, 2001 includes $49,000 in net gains representing the cash flow hedge's ineffectiveness arising from differences between the terms of the interest rate swap and the hedged debt obligation.

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

         The impact as of January 1, 2001 arising from the adoption of the standards (relating to the fair value of interest rate swaps) was an increase of $0.2 million in other long-term liabilities and a decrease of $0.2 million in AOCI. As of September 30, 2001, the fair value of the interest rate swaps designated as hedging instruments is a liability recorded in other long-term liabilities of $1.6 million and the loss charged to AOCI (net of income tax effect) for the nine months ended September 30, 2001 is $1.3 million. During the year ending December 31, 2001, approximately $0.7 million of losses in AOCI (net of income tax effect) related to the interest rate swaps are expected to be reclassified into interest expense as a yield adjustment of the hedged debt obligation.

4-COMMITMENTS AND CONTINGENCIES

Capital Expenditures

         At September 30, 2001, the Company had capital expenditure purchase commitments outstanding of approximately $6.5 million.

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

Insurance and Self-Insured Liabilities

         The Company insures certain risks with affiliated insurance subsidiaries of Extendicare, Inc., and certain third-party insurers. The insurance policies cover comprehensive general and professional liability, property coverage, workers' compensation and employer's liability insurance in amounts and with such coverage and deductibles as the Company deems appropriate, based on the nature and risks of its business, historical experiences and industry standards. The Company also self-insures for health and dental claims, in certain states for workers' compensation and employers' liability and from January 2000, for general and professional liability claims. Self-insured liabilities with respect to general and professional liability claims are included within the Accrual for Self-Insured Liabilities.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION & RESULTS OF
OPERATION

         The Company is one of the largest providers of long-term care and related services in the United States. As of September 30, 2001, the Company operates for itself 138 nursing facilities (14,092 beds) and 36 assisted living and retirement facilities (1,756 units) located in 13 states. The Company also manages 18 nursing facilities (2,326 beds) and 5 assisted living and retirement facilities (156 units) and provides selected consulting services to 35 nursing facilities (3,269 beds). In total, the Company operates for itself, manages or provides selected consulting services to 232 long-term care facilities (21,599 beds) in 16 states, of which 191 are nursing facilities (19,687 beds) and 41 are assisted living and retirement facilities (1,912 units). The Company is one of the top ten operators of long-term care facilities in the United States in terms of both number of beds and revenues.

SIGNIFICANT EVENTS

         The following is a summary of significant events in the nine months ended September 30, 2001 and September 30, 2000.

         On September 30, 2001, subject to third party approvals including state licensure, the Company transferred the operations of all of its Texas nursing homes to Senior Health Properties - Texas, Inc. Under Texas law, governmental approvals are retroactively effective following successful completion of its facility-by-facility surveys under new management, of which nine have been finalized to date. The transaction involves 17 nursing homes, with a capacity of 1,421 residents, of which 13 facilities will be subleased and the remainder leased on a five-year term from the Company. Senior Health will operate the subleased facilities for their remaining lease terms, one of which expires on October 31, 2001, and the remainder until February 2012. The annual rental income is approximately $4.0 million, or $1.8 million in excess of the Company's current annual lease costs, and will escalate in alignment to the existing lease and in alignment with Medicaid rate increases for the owned facilities. Senior Health has the right of first refusal on the purchase of the four owned facilities.

         On April 18, 2001, the Company completed the sale of two leased nursing homes in Florida, with capacity for 240 beds, for gross proceeds of $11.4 million. The buyer was Tandem Health Care, Inc., which had operated the facilities under a lease agreement with a purchase option. Proceeds consisted of cash of $7.0 million, a $2.5 million interest bearing five-year note and $1.9 million in cumulative dividend preferred shares, mandatorily redeemable after five years. The Company's carrying value of the two facilities was $9.2 million. Tandem continues to operate seven nursing homes under a lease agreement with the Company, with an option to purchase these facilities at anytime during the lease term. The gain on sale of $ 2.2 million has been deferred in accordance with FASB Statement No. 66, "Accounting for Sales of Real Estate", when a significant portion of the proceeds has not been received, and the ultimate determination of the gain is dependent on Tandem exercising all remaining options. The Company applied $4.0 million of the net cash proceeds to further reduce its term bank debt.

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

RESULTS FROM OPERATION

         The following table sets forth details of revenues and earnings as a percentage of total revenues:

                                                                          THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                       SEPTEMBER 30,
                                                                      --------------------------          --------------------------
                                                                        2001              2000              2001              2000
                                                                      --------          --------          --------          --------
    Revenues:
         Nursing and assisted living centers ...............            96.9%             98.1%             96.7%             98.1%
         Outpatient therapy ................................             1.2               1.1               1.2               1.1
         Other .............................................             1.9               0.8               2.1               0.8
                                                                      ------            ------            ------            ------
                                                                       100.0             100.0             100.0             100.0
     Expenses:
         Operating and general and administrative
                costs ......................................            91.9              98.4              91.6              95.5
         Lease, depreciation and amortization ..............             6.5               6.6               6.9               6.6
         Interest, net .....................................             4.2               4.8               4.6               5.0
         Loss on impairment of long-lived assets ...........             0.8                --               0.3                --
         Loss on disposal of assets and other items ........             8.0              (0.4)              4.0               0.1
                                                                      ------            ------            ------            ------
         Loss before taxes .................................           (11.4)             (9.4)             (7.4)             (7.2)
         Benefit for income taxes ..........................            (4.5)             (3.4)             (2.5)             (2.5)
                                                                      ------            ------            ------            ------
         Loss before extraordinary item ....................            (6.9)             (6.0)             (4.9)             (4.7)
                                                                      ------            ------            ------            ------
         Extraordinary item ................................              --               0.2                --                --
                                                                      ------            ------            ------            ------
              Net loss .....................................            (6.9)%            (6.2)%            (4.9)%            (4.7)%
                                                                      ======            ======            ======            ======

REVENUES

         The Company's revenues are derived through the provision of healthcare services in its network of facilities, including long-term care services such as skilled nursing care, assisted living and other specialized medical services such as subacute care and rehabilitative therapy. Nursing and assisted living center revenues are derived from the provision of routine and ancillary services for the Company's residents. Outpatient therapy revenue is derived from providing outpatient therapy services at Company clinics and to outside third parties. Outpatient therapy revenue decreased during 2001 compared to 2000 due to the disposal of operations in 2000.

         The Company derives its revenue from Medicare, Medicaid and private pay sources. The following table sets forth the Company's private pay, Medicare and Medicaid sources of revenue by percentage of total revenue:


                                             THREE MONTHS          NINE MONTHS
                                                ENDED                 ENDED
                                            SEPTEMBER 30,         SEPTEMBER 30,
                                           ---------------       ---------------
                                           2001       2000       2001       2000
                                           ----       ----       ----       ----
               Private Pay .........        25%        25%        25%        25%
               Medicare ............        23%        23%        24%        24%
               Medicaid ............        52%        52%        51%        51%

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

         Average occupancy in nursing facilities for the nine months ended September 30, 2001 and 2000 was 87.4% and 87.5%, respectively; and for assisted living facilities, 83.2% and 84.5%, respectively.

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2000

REVENUES

         Revenues in the three months ended September 30, 2001 ("2001 quarter") were $204.0 million, representing a decrease of $26.1 million (11.3%) from $230.1 million in the three months ended September 30, 2000 ("2000 quarter"). The decrease in revenues includes a $37.6 million decrease from nursing and assisted living facility divestitures, offset by an increase of $0.9 million from new management services contracts, and an increase of $10.6 million in revenue from nursing and assisted living facilities and other business operated during both the 2000 and the 2001 quarters ("same-facility operations").

         Revenues from same-facility operations increased $10.6 million, including $11.0 million (a 6.4% increase on a same-facility basis) due to increased rates, partially offset by a 0.9% decrease in patient census. The increase was partially offset by a decrease in favorable prior year Medicaid settlements when comparing periods of $0.3 million and a decrease of $0.1 million from other business operations.

         The Company's average daily Medicare rate increased to $331 (4.7%) during the 2001 quarter compared to $316 during the 2000 quarter and the average daily Medicaid rate increased to $117 (3.5%) in the 2001 quarter compared to $113 in the 2000 quarter.

OPERATING AND GENERAL AND ADMINISTRATIVE COSTS

         Operating and general and administrative costs decreased $ 39.2 million, or 17.3%, between periods, of which $ 15.9 million was a decrease in expenses for insurance and liability claims primarily relating to the Company's disposition of its Florida operations. Operating and general and administrative costs (excluding expenses for insurance and liability claims) decreased $32.2 million relating to operations closed or nursing homes divested during 2000. The increase in operating and general and administrative costs on a same-facility basis (excluding expenses for insurance and liability claims) was $8.9 million (a 5.8% increase on a same-facility basis) and included: (1) an increase in wage and benefit costs of $6.8 million (a 6.2% increase on a same-facility basis),
(2) an increase in bad debt expense of $0.3 million; (3) and a net increase in other operating and administrative expenses of $1.8 million (a 1.2% increase on a same-facility basis).

LEASE COSTS, DEPRECIATION AND AMORTIZATION

         Depreciation and amortization decreased $1.5 million to $9.7 million for the 2001 quarter compared to $11.2 million for the 2000 quarter. This decrease included a $0.3 million decrease as a result of divestitures and a $1.2 million decrease from same-facility operations as a result of assets becoming fully depreciated and as a result of reduced depreciation relating to losses recorded in 2000 for impairment of depreciable assets.

         Lease costs decreased $0.3 million when comparing periods.



INTEREST

         Interest expense (net of interest income) decreased $2.4 million to $8.6 million in the 2001 quarter compared to $11.0 million in the 2000 quarter. The decrease was primarily due to a reduction in the average debt level to $392.4 million during the 2001 quarter compared to $461.8 million during the 2000 quarter resulting from the Company's use of divestiture proceeds and income tax refund during 2001 to reduce bank debt balances. The weighted average interest rate of all long-term debt decreased to approximately 9.28% during the 2001 quarter compared to approximately 9.78% during the 2000 quarter.



LOSS ON IMPAIRMENT OF LONG-LIVED ASSETS

         When management commits the organization to a plan for disposal, assets held for disposal are adjusted to the lower of the assets' carrying value or its fair value less costs to sell. In September 2001, the Company made a formal decision to lease all owned, and sublease all leased nursing facilities in Texas. As a result of the transaction, and based on the terms of the lease with Senior Health, the Company recorded in the 2001 quarter a provision of $1.7 million for impairment of Texas nursing properties in accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of".

LOSS ON DISPOSAL OF ASSETS AND OTHER ITEMS

         A loss of $16.4 million was recorded in the 2001 quarter for the disposal or closure of facilities and settlements of previously sold operations. On September 30, 2001, subject to third party approvals including state licensure, the Company transferred all Texas nursing homes to Senior Health Properties - Texas, Inc. Under Texas law, governmental approvals are retroactively effective following successful completion of a survey under new management. As a result of the Texas transaction, and the closure and sale of one nursing home and one other property in Wisconsin, the Company has made a provision of $3.3 million. The Company has also made additional provisions relating to previously sold operations, which total $2.1 million and relate to nursing homes in Florida. Based upon an actuarial review of resident care liability costs, the Company has recorded an $11.0 million additional provision related to Florida claims for years prior to 2001.

         In the 2000 quarter, the Company sold a nursing facility for $2.8 million, resulting in a pretax gain of $0.9 million before taxes.

INCOME TAXES

         Income tax benefit in the 2001 quarter was $ 9.2 million compared to $7.8 million in the 2000 quarter. The Company's effective tax rate was 39.6% in 2001 as compared to 36.2% during the same period in 2000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

NET LOSS

         Net loss in the 2001 quarter was $14.1 million compared to a net loss of $14.2 million in the 2000 quarter. The net loss prior to loss on disposal of assets and other items, loss on impairment of long-lived assets and extraordinary item (after applicable income tax effect) was $2.7 million for the 2001 quarter compared to a net loss of $14.3 million for the 2000 quarter due to the changes noted above.




NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2000

REVENUES

         Revenues in the nine months ended September 30, 2001 were $598.2 million, representing a decrease of $91.9 million (13.3%) from $690.1 million in the nine months ended September 30, 2000. The decrease in revenues includes an $119.9 million decrease from nursing and assisted living facility divestitures, a decrease of $0.4 million from outpatient therapy divestitures in

2000 offset by an increase of $3.1 million from new management services contracts and an increase of $25.3 million in revenue from nursing and assisted living facilities and other business operated during both the first nine months of 2001 and 2000 ("same-facility operations").

         Revenues from same-facility operations increased $25.3 million due to:
(1) favorable prior year Medicaid settlements in 2001 totaling $0.8 million; (2) $24.9 million (a 4.9% increase on a same-facility basis) due to increased rates, partially offset by a 1.0% decline in patient census: (3) a decrease of $1.3 million when comparing periods due to the accrual in 2000 for blood glucose revenue for the period of October 1, 1997 through September 30, 2000 due to favorable rulings regarding reimbursement litigation with the Company's intermediary; and (4) an increase of $0.9 million from other business operations.

         The Company's average daily Medicare rate increased to $328 (4.1%) during the first nine months of 2001 compared to $315 during the first nine months of 2000 and average daily Medicaid rate increased to $116 (5.5%) in the first nine months of 2001 compared to $110 in the first nine months of 2000.

OPERATING AND GENERAL AND ADMINISTRATIVE COSTS

         Operating and general and administrative costs decreased $111.2 million, or 16.9%, between periods, of which $36.8 million was a decrease in expenses for insurance and liability claims primarily relating to the Company's disposition of its Florida operations. Operating and general and administrative costs (excluding expenses for insurance and liability claims) decreased $100.5 million relating to operations closed or nursing homes divested during 2000. The increase in operating and general and administrative costs on a same-facility basis (excluding expenses for insurance and liability claims) was $26.1 million (a 5.7% increase on a same-facility basis) and included: (1) an increase in wage and benefit costs of $20.5 million (a 6.3% increase on a same-facility basis),
(2) an increase in utility costs of $1.2 million due to higher rates in 2001;
(3) an increase in bad debt expense of $1.7 million; and (4) a net increase in other operating and administrative expenses of $2.7 million (a 0.6% increase on a same-facility basis).

LEASE COSTS, DEPRECIATION AND AMORTIZATION

         Depreciation and amortization decreased $3.8 million to $30.2 million for the nine months ended September 30, 2001 compared to $34.0 million for the nine months ended September 30, 2000. This decrease included a $1.4 million decrease as a result of divestitures and a $2.4 million decrease from same-facility operations as a result of assets becoming fully depreciated and as a result of reduced depreciation relating to losses recorded in 2000 for impairment of depreciable assets.

         Lease costs decreased $0.2 million when comparing periods.

INTEREST

         Interest expense (net of interest income) decreased $6.9 million to $27.4 million in the nine months ended September 30, 2001 compared to $34.3 million in the nine months ended September 30, 2000. The decrease was primarily due to a reduction in the average debt level to $413.0 million during the first nine months of 2001 compared to $489.3 million during the first nine months of 2000, resulting from the Company's use of divestiture proceeds and income tax refunds during 2000 and 2001 to reduce bank debt balances. The weighted average interest rate of all long-term debt decreased to approximately 9.34% during the first nine months of 2001 compared to approximately 9.60% during the first nine months of 2000.



LOSS ON IMPAIRMENT OF LONG-LIVED ASSETS

         When management commits the organization to a plan for disposal, assets held for disposal are adjusted to the lower of the assets' carrying value or its fair value less costs to sell. In September 2001, the Company made a formal decision to lease all owned, and sublease all leased nursing facilities in Texas. As a result of the transaction, and based on the terms of the lease with Senior Health, the Company recorded in 2001 a provision of $1.7 million for impairment of Texas nursing properties in accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of".

LOSS ON DISPOSAL OF ASSETS AND OTHER ITEMS

         A loss of $24.2 million was recorded in 2001 for the disposal or closure of facilities and settlements of previously sold operations. On September 30, 2001, subject to third party approvals including state licensure, the Company transferred all Texas nursing homes to Senior Health Properties - Texas, Inc. Under Texas law, governmental approvals are retroactively effective following successful completion of a survey under new management. As a result of the Texas transaction, and the closure and sale of one nursing home and one other property in Wisconsin, the Company has made a provision of $3.7 million. The Company has also made additional provisions relating to previously sold operations, which total $9.5 million and relate primarily to nursing homes in Florida. Based upon an actuarial review of resident care liability costs, the Company has recorded an $11.0 million additional provision related to Florida claims for years prior to 2001.

         During the first nine months of 2000, the Company sold a nursing facility for $2.8 million resulting in a pretax gain of $0.9 million, and two previously closed nursing facilities for $2.7 million resulting in losses of $1.6 million before taxes. The Company sold seven outpatient therapy facilities for $0.6 million resulting in a loss of $0.1 million before taxes. The sale of a Florida Certificate of Need resulted in a pretax gain of $0.3 million. Severance costs for non-essential personnel resulted in a loss of $0.4 million.

INCOME TAXES

         Income tax benefit in the nine months ended September 30, 2001 was $15.1 million compared to $17.6 million in the 2000 quarter. The Company's effective tax rate was 33.9% in 2001 as compared to 35.4% during the same period in 2000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.


EXTRAORDINARY ITEM

         The extraordinary loss in 2001 of $45,000 (net of income tax effect) is related to the write-off of deferred financing costs in connection with debt reduction upon the sale of nursing facilities. The extraordinary loss in 2000 of $0.4 million (net of income tax effect) is related to the write-off of deferred financing costs in connection with debt reduction upon the sale of nursing and assisted living facilities and upon receipt of an income tax refund.

NET LOSS

         The net loss in the nine months ended September 30, 2001 was $29.6 million compared to a net loss of $32.6 million in the comparable period in 2000. The net loss prior to loss on disposal of assets and other items, loss on impairment of long-lived assets and extraordinary item (after applicable income tax effect) was $13.1 million for the nine months ended September 30, 2001 compared to a comparable net loss of $31.7 million for the comparable period in 2000 due to the changes noted above.


LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash and cash equivalents of $4.1 million at September 30, 2001 and $1.6 million at December 31, 2000. Cash flow generated from operating activities was $66.9 million for the nine months ended September 30, 2001 compared with $39.6 million in the comparable period of 2000.

         The Company experienced a decrease in working capital (excluding cash and borrowings included in current liabilities) of $54.0 million from $56.1 million at December 31, 2000 to $2.1 million at September 30, 2001. The decrease in working capital resulted primarily from a decrease in taxes recoverable of $21.9 million, a decrease in accounts receivable of $20.6 million and a $15.1 million increase in accounts payable and accrued liabilities. These decreasing components of working capital were partially offset by a $0.2 million increase in debt service trust funds and a decrease in due to shareholders and affiliates of $3.4 million.

         Taxes recoverable (including current and deferred) decreased from $33.5 million at December 31, 2000 to $11.6 million at September 30, 2001, representing a decrease of $21.9 million. The decrease was due to a tax refund of $22.5 million, partially offset by a current year tax benefit of $0.6 million.

         Accounts receivable at September 30, 2001 were $109.4 million compared with $130.0 million at December 31, 2000, representing a decrease of $20.6 million. The reduction in accounts receivable included a $26.6 million decrease within the nursing operations, an increase of $0.4 million within the outpatient therapy operations, and an increase within the managed facilities and consulting operations of $5.6 million. Within the nursing operations, billed patient care and other receivables decreased $18.4 million and third-party payor settlement receivables (based on Medicare and Medicaid cost reports) decreased $8.2 million. The decrease in billed patient care receivables of $18.4 million included a decrease of $3.2 million due to an improvement in collection efforts by the Company between periods. The remaining decrease of $15.2 million reflects a decrease of $18.0 million due to the sale or closure of nursing facilities and assisted living facilities, partially offset by an increase of $2.8 million due to rate increases.

         The decrease in settlement receivables of $8.2 million from December 31, 2000 to September 30, 2001 included decreases of (1) $4.8 million from collection of a Pennsylvania Medicaid settlement recorded as revenue in 2000;
(2) collection of $2.2 million as a result of Medicaid settlements; (3) collections from Medicare of $2.8 million of uncollectible co-insurance amounts recorded as revenue in 2000; and (4) $3.2 million as a result of Medicare cost report settlements. These decreases were offset by increases of (1) $2.0 million in revenue recorded in 2001 as a result of Medicaid cost report settlements; and
(2) $2.8 million in revenue recorded 2001 for anticipated Medicare reimbursement for uncollectible coinsurance amounts.

         Property and equipment decreased $27.8 million from December 31, 2000 to a total of $479.7 million at September 30, 2001. The decrease was the result of depreciation expense of $27.4 million, asset disposals of $10.5 million and asset writedowns of $1.7 million. These decreases were partially offset by capital expenditures of $9.7 million and an increase of $2.1 million as a result of the reclassification of the net book value of property and equipment related to the disposal of nursing facilities to Greystone from "Other assets" to Property and equipment.

         Total borrowings, including bank indebtedness and both current and long-term maturities of debt, totaled $392.0 million at September 30, 2001 for a decrease of $59.7 million from December 31, 2000. The decrease was attributable to the use of $22.5 million from a tax refund, $4.0 million from the sale of skilled nursing facilities, and the use of cash from operating activities to reduce borrowings. The weighted average interest rate of all long-term debt was 7.72% at September 30, 2001 and such debt had maturities ranging from 2001 to 2014.

         At September 30, 2001 the Company had a $200 million Revolving Credit Facility, of which the Company waived access to $25 million, pursuant to an amendment to the borrowing agreement in the second quarter of 1999. Borrowing availability under this line of credit totaled $74.3 million at September 30, 2001 (net of outstanding borrowings of $63.0 million, letters of credit in the amount of $37.7 million and the $25.0 million waived under the amendment).

         During the nine months ended September 30, 2001, Extendicare Inc. and/or one of its wholly owned subsidiaries acquired and held $19.0 million of the Company's Senior Subordinated Notes. As of September 30, 2001, Extendicare Inc, and/or one of its wholly owned subsidiaries held $27.9 million (14.0%) of the outstanding Senior Subordinated Notes.

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

                                                                                                    AFTER                     FAIR
                                    2001         2002          2003        2004          2005        2005        TOTAL        VALUE
                                    ----         ----          ----        ----          ----        ----        -----        -----
LONG-TERM DEBT:
Fixed Rate ..............          4,953           674           675         710          700      206,554      214,266      232,139
Average Interest Rate ...           7.73%         7.27%         7.42%       7.52%        7.65%        9.32%        9.26%
Variable Rate ...........          1,795         7,398        70,412      59,918          469       35,396      175,388      171,742
Average Interest Rate ...           5.96%         5.06%         5.10%       5.59%        3.66%        3.04%        4.84%
INTEREST RATE SWAPS:
Notional Amount .........             --        50,000        25,000          --           --           --       75,000        1,622
Average Pay Rate
  (fixed rate) ..........             --          5.73%         5.53%         --           --           --         5.63%
Average Receive Rate
  (variable rate) .......             --          3.51%         3.51%         --           --           --         3.51%

         The above table incorporates only those exposures that exist as of September 30, 2001 and does not consider those exposures or positions which could arise after that date or future interest rate movements. As a result, the information presented above has limited predictive value. The Company's ultimate results with respect to interest rate fluctuations will depend upon the exposures that arise during the period, the Company's hedging strategies at the time and interest rate movements.

Forward-Looking Statements

         Statements contained in this report that are not historical facts are forward-looking statements. Forward-looking statements can be identified because they generally contain the words "anticipate", "believe", "estimate", "expect", "objective", "project", or similar expression. Such forward-looking statements are necessarily estimates reflecting the best judgment of the party making such statements based upon current information and involve a number of risks and uncertainties and other factors that may cause actual results, performance or achievements of the Company to differ materially from those expressed or implied in the statements. In addition to the assumptions and other factors referred to specifically in connection with these statements, such factors are identified in the Company's filings with United States securities regulators and include, but are not limited to, the following: changes in the health care industry in general and the long-term care industry in particular because of political and economic influences; changes in regulations governing the industry and the Company's compliance with such regulations; changes in government funding levels for health care services; liabilities and other claims asserted against the Company; the Company's ability to attract and retain qualified personnel; the availability and terms of capital to fund the Company's capital expenditures; changes in competition; and demographic changes. Given these risks and uncertainties, readers are cautioned not to place undue reliance on the Company's forward-looking statements.

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

         None

ITEM 5.           OTHER INFORMATION

         None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      List of Exhibits:

         None

(b)      Reports on Form 8-K

         None

                        EXTENDICARE HEALTH SERVICES, INC.

                                  EXHIBIT INDEX

EXHIBIT NO.                        DESCRIPTION
-----------                        -----------
    None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTENDICARE HEALTH SERVICES, INC.

Date: November 14, 2001            By:  /s/ MARK W. DURISHAN
      -----------------                 -------------------------------------
                                            Mark W. Durishan
                                            Vice President, Chief Financial
                                              Officer, Treasurer and Director
                                              (principal financial officer and
                                              principal accounting officer)