Form 10-K405
period 2001-12-31
EXTENDICARE HEALTH SERVICES INC
filed 2002-03-29
CIK 1052024

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                            ------------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 333-43549

                       EXTENDICARE HEALTH SERVICES, INC.
             (Exact Name of Registrant as Specified in its Charter)

                   DELAWARE                                      98-0066268
       (State or other Jurisdiction of                        (I.R.S. Employer
        Incorporation or Organization)                     Identification Number)



           111 WEST MICHIGAN STREET                                53203
                MILWAUKEE, WI                                    (Zip Code)
   (Address of Principal Executive Offices)

                                 (414) 908-8000
              (Registrant's telephone number, including area code)

Common Stock -- Authorized 1,000 shares, $1.00 par value; Issued and Outstanding 947 shares (as at March 15, 2002) All shares of Common Stock are held indirectly by Extendicare Inc., a publicly traded Canadian company

Securities Registered Pursuant to Section 12(b) of the Act: None

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

                                Yes [X]    No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to the Form 10-K.               [X]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                              PAGE
                                                                              ----
                                         PART I
ITEM 1.       BUSINESS....................................................      1
ITEM 2.       PROPERTIES..................................................     15
ITEM 3.       LEGAL PROCEEDINGS...........................................     16
ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........     17
              PART II
ITEM 5        MARKET FOR REGISTRANTS COMMON STOCK AND RELATED STOCKHOLDER
              MATTERS.....................................................     18
ITEM 6.       SELECTED FINANCIAL DATA.....................................     18
ITEM 7        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATION....................................     19
ITEM 7A       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
              RISK........................................................     31
ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................     35
ITEM 9        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE....................................     66
              PART III
ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........     67
ITEM 11.      EXECUTIVE COMPENSATION......................................     69
ITEM 12       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT..................................................     73
ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............     73
              PART IV
ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
              8-K.........................................................     74

ITEM 1. BUSINESS

     Extendicare Health Services, Inc. and its subsidiaries (hereafter collectively referred to as the "Company") operate nursing and assisted living facilities throughout the United States. The Company was incorporated in Delaware in 1984 and is an indirect wholly owned subsidiary of Extendicare Inc. (hereafter referred to as "Extendicare"), a Canadian publicly traded company. The Company is subject to certain of the informational requirements of the Securities Exchange Act of 1934 due to its public offering of 9.35% Senior Subordinated Notes Due 2007, which have been registered under the Securities Act of 1933, as amended.

     The Company is one of the largest providers of long-term care and related medical specialty services in the United States. Through its geographically clustered facilities, the Company offers a continuum of healthcare services, including nursing care, assisted living and related medical specialty services, such as subacute care and rehabilitative therapy. The Company operates for itself 139 nursing facilities (14,164 beds) and 36 assisted living and retirement facilities (1,756 units) located in 13 states of which approximately 90% of its facilities are owned. The Company also manages 18 nursing facilities (2,326 beds) and 5 assisted living and retirement facilities (156 units) and provides selected consulting services to 35 nursing facilities (3,269 beds). In total, the Company operates for itself, manages or provides selected consulting services to 233 long-term care facilities (21,671 beds) in 16 states, of which 192 are nursing facilities (19,759 beds) and 41 are assisted living and retirement facilities (1,912 units). The Company is one of the ten largest operators of long-term care facilities in the United States in terms of both number of beds and revenues. Refer to Item 8 Financial Statements for the audited financial statements of the Company which includes the consolidated balance sheets as of December 31, 2001 and 2000, and the statements of operations, shareholder's equity, and cash flows for each of the years in the three-year period ended December 31, 2001.

     In addition, the Company owns long-term care properties, of which 17 are nursing facilities (1,862 beds) that are leased to and operated by unrelated nursing home providers (see note 13 to the Consolidated Financial Statements). Through the contingent consideration terms of the Greystone Divestiture Agreement (refer to note 4 of the Consolidated Financial Statements), the Company retains an interest in, but does not operate, 11 nursing properties (1,435 beds) and 4 assisted living properties (135 units). Refer to "Item 2. Properties" for a detailed summary of the Company's properties.

     For purposes of this report, the term "Company" includes or refers to Extendicare Health Services, Inc. and/or any or all of its direct and indirect wholly owned subsidiaries, if required by the context in which it is used.

     Certain of the matters discussed under Items 1 - 7A of this Annual Report of Form 10-K contain forward-looking statements of the Company's operations, economic performance and financial condition. Refer to the Special Cautionary Notice Regarding Forward Looking Statements on page 14 of this Annual Report.

INDUSTRY OVERVIEW

     Long-term care providers serve one of the fastest growing segments of the population, being the persons 65 years of age and over. In the United States, approximately 12.4% of the 2000 population are aged 65 or older, and the projected annual growth rate for persons over 65 is projected to be 1.8% (2.6% for persons over 85) during the period ending 2020. In 2000, approximately 2.1 million or 5.9% of all persons aged 65 and over were living in a nursing facility as compared to 5.0% in 1990. That percentage is expected to increase to 8.4% by 2050, when the population aged 65 or older is expected to be 20% of the total population in the United States. Information described above has come from a Health Care Industry Market Update report issued by the Centers for Medicare and Medicaid Services ("CMS", formerly Health Care Financing Administration or "HCFA" of the Department of Health and Human Services or "HHS") dated February 2002.

     The long-term care and post-acute care industries include nursing facilities, hospital-based facilities, assisted living facilities, intermediate care facilities, and home health services. The nursing facility industry comprises the largest part of the long-term care business, with spending of $92.2 billion in 2000. Approximately 66% of nursing facility beds are owned by for-profit entities, while the remainder are owned by not-for-profit organizations or government agencies. The industry is very fragmented, with no dominant providers; the 10 largest nursing facility companies account for 18.5% of the total facility beds in the sector as reported in CMS reports dated January 2002. Despite the growth in persons aged 65 or older, the number of nursing facilities has declined over the last 14 years from 17,100 in 1986 to 16,944 in 2000, according to CMS. While this has occurred, other segments have experienced rapid growth. For example, the number of rehabilitation hospitals grew 152% from 1986 to 1998 and the number of hospital-based nursing facilities has increased 108% over the same time period (1,145 to 2,385 facilities).

     A variety of assisted living facilities have been built over the past decade offering varying levels of services to the elderly in terms of personal assistance such as 24 hour oversight, housekeeping and meal services. However in 2000 and 2001, 30 of the top assisted living chains have reported a 5% decline in capacity; and only recently, according to a report issued in January 2002 by the National Investment Center for the Senior Housing & Care Industry, has the decline in census stabilized. Given the alternative forms of assisted living facilities or communities, it is difficult to quantify both the growth and current number of assisted living facilities in the United States. A National Academy for State Health Policy -- 2001 Report indicated that there are over 32,800 licensed assisted living facilities with over 795,000 units. The largest concentration of assisted living centers (36%) is in the States of California, Florida and Pennsylvania. Since 1998 the number of assisted living facilities has increased 30%, with the majority of the increase in the States of Delaware, Iowa, New Jersey and Wisconsin.

     According to the Health Care Industry Market Update report issued in February 2002 by CMS, long-term care spending (defined as nursing facility plus home care expenditures) was estimated at approximately $94.0 billion in 2000, or approximately 7.1% of total national health expenditures, with nursing facilities accounting for $92.2 billion of this total. As home healthcare and subacute care services become more accepted and demographics shift toward an aging population with increased long-term care needs, it is estimated that long-term care expenditures will grow to $250 billion by the year 2050, representing 7.0% of total national health expenditures.

GROWTH AND OPPORTUNITIES IN THE MARKETPLACE

     In addition to an aging population, the long-term care industry is changing as a result of several fundamental factors which the Company believes it is well positioned to capitalize on, including the following:

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

COST CONTAINMENT PRESSURES

     As the number of people over age 65 continues to grow and as advances in medicine and technology continue to increase life expectancies, healthcare costs are expected to rise faster than the availability of resources from government-sponsored healthcare programs. In response to such rising costs, governmental and private pay sources in the United States have adopted cost containment measures that encourage reduced lengths of stay in acute care hospitals. As a result, average acute care hospital stays have been shortened, and many patients are discharged despite a continuing need for nursing or specialty healthcare services, including therapy. This trend has increased demand for long-term care, home healthcare, outpatient facilities, hospices and assisted living facilities. Long-term care companies, like the Company, with information systems to process clinical and financial data, and an integrated network and a broad range of services, will be in a good position to contract with managed care companies and other payers.

CHANGING FAMILY DYNAMICS

     As a result of the growing number of two-income families, immediate family has become a less primary source of care-giving for the elderly. Women, who under more traditional roles were viewed as the primary caretakers of the family, have moved back into the workforce in increasing numbers as evidenced through their labor participation rates increasing from 38% in 1963 to 59% in 1998. At the same time, two-income families are better able to provide financial support for elderly parents to receive the care they need in a nursing or assisted living facility. The parent support ratio (the ratio of individuals over 85 to those over 50 to 64 years of age) has increased from 3 to 1 in 1950 to 10 to 1 in 2000 and is expected to reach 29 to 1 by the year 2050. The expected increase is partly due to the fact that, by 1990, approximately 26% of the baby boom generation was childless.

CHALLENGES FACING THE INDUSTRY

     Despite the opportunities in the marketplace, the industry has faced a number of challenges over the past several years. During 1999 and 2000, five of the largest eight publicly traded operators filed for bankruptcy protection under Chapter 11. Other smaller and privately held companies also filed for bankruptcy protection or had to take steps to restructure with their lenders. The combination of factors which have lead to the difficulties facing the industry include: the implementation of the Medicare Prospective Payment System
(PPS); inadequate funding levels in certain states or resident classifications in both the Medicaid and Medicare programs; fee pressures and slow payment practices exerted by health maintenance organizations (HMOs) and preferred provider organizations (PPOs); increased litigation settlements and insurance costs for general and professional liability claims; increased costs incurred as a result of increased regulatory requirements; the loss of margins earned within the therapy and other ancillary service business; increased wages and/or premiums paid to temporary agencies for professional nursing staff due to a national shortage; increased wages for nursing assistants and domestic staff due to the robust economy and general low unemployment; and increased competition in the marketplace for admissions from home care agencies, assisted living facilities and hospitals. Though two of the five publicly traded operators that filed for bankruptcy protection in 1999 and 2000 emerged from bankruptcy in 2001, the industry remains sensitive to the impact of Medicare and Medicaid funding as well as the factors outlined above.

     To counter the difficult environment, the Company and other industry leaders are actively lobbying through associations on both the federal and state level, as well as through regulatory and funding bodies, to ensure that the current difficulties are understood and positive steps are taken to address the problems. The amendments announced in the Balanced Budget Refinement Act of 1999 ("BBRA") as well as in the Benefits Improvement and Protection Act of 2000 ("BIPA") are examples of the positive results achieved through our associations (refer to discussion of Revenues in Item 7, Management Discussion and Analysis). Similar actions are currently being taken to reduce the litigious environment in certain states (for example, tort law reforms in Florida enacted during 2001 assisted to a degree to limit liability claims). However, more positive steps are required to both reduce the litigious environment and to improve the levels of Medicaid per diem rates in a number of states. Until September 11, 2001, a positive response from Congress was received in support for increased Medicaid funding; however the tragic events of this date have re-focused the Country's attention on homeland security and defense issues.

     Over the past two years, the 30 largest assisted living center chains have reported increased competition and higher operating costs, which have created financial difficulties within this sector of the industry. The primary reasons for the problems are: increased competition in the marketplace from both other providers and home care; increased wages for nursing assistants and domestic staff due to the robust economy and general low employment; increased wages and/or premiums to temporary agencies for professional nursing staff; increased regulatory requirements; and increased litigation settlements and professional liability insurance costs. And similar to nursing home operators, two assisted living center chains filed for bankruptcy protection over the past two years while others sold non-strategic assets and/or refinanced facilities through sale/leaseback arrangements.

BUSINESS STRATEGY AND STRENGTHS

     The Company has undertaken a number of steps over the past several years to address the challenges it faces. The primary strategy of the Company has been to: (i) divest non-core businesses and under-performing operations; (ii) divest its facilities and operations in states with unacceptable litigation risks;
(iii) reduce debt levels and maximize cash flow; (iv) expand through the provision of management and specialized consulting service contracts.

DISPOSITION OF NON-CORE BUSINESS OPERATIONS AND UNDER-PERFORMING ASSETS

     In 1998, the Company disposed of its pharmacy operation and in 1999 the Company disposed of its home health operation and closed down its contracted therapy operation. In 2000, the Company sold seven of its outpatient therapy clinics in Florida. The Company closed one nursing facility in 1998 and two nursing facilities in 1999; two of which were subsequently sold in 2000. The Company exercised its option not to renew the lease on two nursing facilities in 1999, and terminated operations at these facilities in 2000. In 2000, the Company exercised its option not to renew the lease at one nursing facility, made provisions for closure of another nursing facility and closed one assisted living facility. The Company continually reviews the performance of its facilities and over the past two years has improved the financial performance of a number of its facilities while determining that certain other facilities no longer meet the Company's criteria for financial or operational performance. These facilities have been identified to potential purchasers for possible divestiture.

DISPOSITION OF FACILITIES IN LITIGIOUS STATES

     In the State of Florida, the Company disposed of six nursing homes in 1999 due to the concern of increased general and professional liability claims, and the increased cost or lack of availability of general and professional liability insurance in the State. Throughout 2000, the Company continued to lobby through industry associations for legislative changes in Florida that would limit the cost of individual general and professional liability claims, including a cap on punitive damages. However, due to the uncertainty whether such legislative changes would be enacted quickly enough and achieve the required impact, the Company decided to divest all of its long-term care facilities in Florida. The Company was successful in the disposal or lease of all 32 of its remaining owned and operated Florida facilities through a series of five separate transactions during 2000.

     In the State of Texas, litigation risks escalated in 2000 which lead to the decision to divest all facilities in 2001. The Company was successful in the lease of all 4 owned and 13 leased facilities to an operator in one transaction in October 2001.

DEBT REDUCTION AND CASH FLOW MANAGEMENT

     Proceeds from divestitures have been used to pay down the Company's term bank debt and to pay to the required principal repayments pursuant to the Syndicated Bank Credit Facility Agreement (the "Credit Facility"). Since the acquisition of Arbor Health Care Company ("Arbor") in 1997, the Company has reduced its term bank debt by $328 million and debt-to-equity coverage from 2.5 to 1 to 2.4 to 1.

     The Company instituted a number of targets for the reduction of accounts receivable and improvement in days sales outstanding of accounts receivable. The majority of these targets were achieved in 2001, with a reduction of both accounts receivable on a same-facility basis, and an overall reduction on days sales outstanding from 48 to 41 days. New targets have been established for 2002.

GROWTH THROUGH MANAGEMENT AND SELECTED CONSULTING SERVICE ARRANGEMENTS

     The Company has considerable knowledge and expertise in the long-term care sector and has over the past several years through an affiliated company, Virtual Care Provider, Inc. ("VCP") developed a strong information technology group with the appropriate hardware and software platforms to enable both cost efficiencies and growth. During 2000, the Company was successful in expanding the number of facilities under full management agreements by 10 facilities (1,348 beds) and the number of facilities under consulting service arrangements by 18 facilities (1,848 beds); in 2001 the Company added 2 facilities (400 beds) under management contracts and 17 facilities (1,421 beds) under consulting service agreements.

FUTURE LONG-TERM STRATEGY

     Moving forward into 2002, the Company will continue with many of the same action plans as outlined above. All non-core business operations have been disposed of, however a review of assets held under lease arrangements and other under-performing assets will continue. And though the Company's exposure to litigation claims has been significantly reduced by exiting the States of Florida and Texas, the Company continues to monitor claim trends in specific facilities and states and manage the settlement of existing claims. In the short term, opportunities for growth will be limited to new management contracts and consulting arrangements. However, the Company's plans to continue to grow through a strategy based on its ongoing commitment to the provision of high-quality healthcare services while positioning itself to take advantage of the changing healthcare environment. The Company continues to seek out opportunities for alternative management services and consulting contracts with other providers in the industry.

     Unlike a number of other long-term care providers, the Company owns rather than leases a majority of its properties. This operating philosophy can be seen through the list of facilities identified in "Item 2. Properties." The Company believes ownership of such properties increases the Company's flexibility in utilizing facilities, refurbishing facilities to meet changing consumer demands, constructing additions for ancillary services such as for rehabilitative therapy and adding assisted living and retirement facilities adjacent to its skilled nursing facilities. In addition, ownership of facilities enables the Company to control costs without escalating lease payments.

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

     The Company's long-term plans also involve the active development and acquisition of assisted living and retirement facilities. Due to the rapidly increasing segment of the U.S. population seeking assisted living and retirement housing accommodations, the Company expects strong demand for these services in the future. The Company generally locates its assisted living and retirement facilities adjacent or in close proximity to its nursing facilities, enabling the Company to utilize existing land, personnel, management and marketing systems, as well as to take advantage of its established reputation. Assisted living facilities allow the Company to serve its communities better by providing a continuum of service and care that meets a wider variety of needs. In addition, assisted living and retirement facilities generate revenues with a significantly higher private pay component than revenues from nursing facilities.

     The Company intends to maintain its geographic focus on smaller urban communities. The Company believes that it has established a reputation as a community-oriented long-term care provider and has developed experience in serving and marketing to smaller urban communities. The Company also believes that operating in such community's results in a more stable workforce.

OPERATIONS

NURSING CARE

     Nursing facilities provide a broad range of long-term nursing care, including skilled nursing services, subacute care and rehabilitative therapy services, to assist patients in the recovery from acute illness or injury. The nursing care and therapy services are provided to persons who do not require the more extensive and specialized services of a hospital. The nursing facilities employ registered nurses, licensed practical nurses, therapists, certified nursing assistants and qualified healthcare aides who provide care as prescribed by each resident's attending physician. All nursing facilities provide daily dietary services, social services and recreational activities, as well as basic services such as housekeeping and laundry. The Company operated for itself 139 nursing facilities (14,164 beds) as of December 31, 2001.

ASSISTED LIVING AND RETIREMENT FACILITIES

     In its assisted living facilities, the Company provides residential accommodations, activities, meals, security, housekeeping, and assistance in the activities of daily living to seniors who require some support, but not the level of nursing care provided in a nursing facility. The Company's retirement communities provide activities, security, transportation, special amenities, comfortable apartments, housekeeping services and meals. An assisted living facility enhances the value of an existing nursing facility in those situations where the two facilities operate side by side, and allows the Company to better serve the communities in which it operates by providing a broader continuum of services. All of the Company's assisted living facilities are within close proximity to its nursing facilities. The Company operated for itself 36 assisted living and retirement facilities with resident capacity of 1,756 units as of December 31, 2001.

MANAGEMENT AND SELECTED CONSULTING SERVICES -- PARTNERS HEALTH GROUP AND FISCAL SERVICES GROUP

     The Company applies its operating expertise and knowledge in long-term care for other organizations by providing either full management services or selected consulting services.

     Through Partners Health Group, LLC (Partners Health Group), a wholly owned subsidiary, the Company provides full management services utilizing the experienced professionals employed by the Company who have considerable knowledge and expertise in both the operational and administrative aspects of the long-term care industry. For full management contracts, Partners Health Group provides consultants in all aspects of operating a long-term care facility, including the areas of nursing, dietary, laundry and housekeeping. Partners Health Group provided management services to 18 nursing facilities (2,326 beds) and 5 assisted living facilities (156 units) as of December 31, 2001.

     Through Fiscal Services Group, LLC (Fiscal Services Group), a wholly owned subsidiary, the Company provides selected consulting services which include selected accounting or cost reimbursement services. Accounting services can include billing, accounts receivable tracking, payroll, invoice processing, financial reporting, tax and cost reimbursement services. Fiscal Services Group provided selected consulting services for 35 nursing facilities (3,269 beds) as of December 31, 2001.

     In addition, VCP, a wholly owned subsidiary of Extendicare, provides information technology support in conjunction with the Company's management and consulting services.

GROUP PURCHASING -- UHF PURCHASING GROUP

     UHF Purchasing Group provides purchasing services for over 2,570 nursing facilities in 44 states, in addition to the facilities owned and managed by the Company. In addition, UHF Purchasing Group administers two separate food purchasing programs for two major long-term care groups which operate over 360 long-term care facilities. The purchasing group offers substantial cost reductions for its members through the contractual volume-based arrangements made with a variety of industry suppliers for food, supplies and capital equipment.

REHABILITATIVE THERAPY SERVICES -- PROSTEP CLINICS

     The Company also has rehabilitative therapy clinics that collectively operate within the Company's wholly owned subsidiary, The Progressive Step Corporation. As of December 31, 2001, the Company operated 20 clinics in the States of Pennsylvania (8), Ohio (1), Texas (1), and Wisconsin (10). These clinics provide services to outpatients requiring physical, occupational, and/or speech-language therapy. In addition, the Pennsylvania clinics provide respiratory and psychological and social services. And through a third party supplier, the Company also provides facial paralysis services in Chicago, Illinois. During 2001, the Company opened one clinic and closed one clinic.

     In addition, the Company provides rehabilitative therapy services on an inpatient and outpatient basis. The United States healthcare system is applying pressure on acute and managed care providers to discharge patients more rapidly to less intensive and low-cost care environments. The strong interdisciplinary approach to patient services, in conjunction with the support services that the patient and family receive, are important in optimizing clinical outcomes and level of satisfaction. All of the Company's nursing facilities have expanded their therapy units, some offering 1,500 to 5,000 square feet of therapy space, and developed therapy programs to provide patient-centered outcome-oriented subacute and rehabilitative care. At the majority of the Company's facilities, rehabilitative therapy services are provided by employed physical, occupational and/or speech-language therapists who provide services to both inpatient and outpatient clients who require physical, occupational, or speech-language therapy.

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

SOURCES OF REVENUE

     The Company derives its nursing home revenue from Medicare, Medicaid and private pay sources (refer to Item 8 -- "Financial Statements and Supplemental Data" for the full financial statements of the Company). During 2001 the Company derived approximately 24% (2000 -- 24%; 1999 -- 22%), 51% (2000 -- 51%;
1999 -- 50%) and 25% (2000 -- 25%; 1999 -- 28%) of its revenue from these sources, respectively.

MEDICARE

     Medicare is a health insurance program funded and administered by the federal government primarily for individuals entitled to Social Security who are age 65 or older. A nursing home, which is certified by the Medicare program to provide care to Medicare patients is referred to as skilled nursing facility
(SNF) and an operator may designate a specific number of beds within the nursing home as SNF beds. All but two of the Company's nursing homes are Medicare certified and as of December 31, 2001 the Company had 12,177 Medicare certified beds. Medicare covers the first 20 days of stay in a SNF in full, and the next 80 days above a daily coinsurance amount, after the individual has qualified by a three-day hospital stay. The Medicare program consists of two parts: Medicare Part A and Medicare Part B. Medicare Part A covers inpatient services for hospitals, nursing facilities, and certain other healthcare providers, and patients requiring daily professional skilled nursing and other rehabilitative care. Medicare Part B covers services for suppliers of certain medical items, outpatient services, and doctor's services.

     During 2001, the Company received Medicare Part A and Part B payments through two Medicare payment models which are the Medicare Prospective Payment System (PPS), subject to the phase-in provisions from the previous cost-based reimbursement model, and the Medicare Risk HMO model.

     The Balanced Budget Act (BBA), signed into law on August 5, 1997, made numerous changes to the Medicare program through the implementation of the PPS which established PPS rates for all skilled nursing facilities and their services. Under the PPS, SNFs are reimbursed for Medicare Part A services based on federally established per diem rates as defined by 44 Resource Utilization Groups (RUGs) which correspond to the patients acuity level under the PPS patient classification system. The patient's RUG classification dictates the amount that the SNF will receive to care for the patient on a daily basis. The BBA became effective for cost report periods commencing July 1, 1998 and thereafter, and replaced a former cost-based model, whereby SNFs received interim payments for each facility's expected reimbursable costs, which could be subject to adjustment based upon the submission of a year-end cost report and certain cost limits. For the majority of the Company's facilities, PPS became effective as of January 1, 1999 and on January 1, 2002 the last stage of the four-year phase down in Medicare rates occurred.

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

     Funds received by the Company under Medicare and Medicaid are subject to audit. Such audits can result in retroactive adjustments to revenue. The Company believes that all Medicare and Medicaid services have been properly billed.

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

MARKETING

     Most of the Company's long-term care facilities are located in smaller urban communities. The Company focuses its marketing efforts predominantly at the local level. The Company believes that the selection of a long-term care facility is strongly influenced by word-of-mouth and referrals from physicians, hospital discharge planners, community leaders, neighbors and family members. The administrator of each long-term care facility is, therefore, a key element of the Company's marketing strategy. Each administrator is responsible for developing relationships with potential referral sources. Administrators are supported through a regional team of marketing personnel, which establish the overall marketing strategy, develop relationships with HMO and PPO organizations, and provide marketing direction with training and community specific promotional materials. The Company aims to be the provider of choice in the communities it serves. The Company's average occupancy for 2001 was 88% which compares favorably to the average occupancy in the industry of 81% (based on a Health Care Industry Market Update report issued in February 2002 by CMS).

GOVERNMENT REGULATION

     The provision of institutional care through nursing facilities is subject to regulation by various federal, state and local governmental authorities in the United States. There can be no assurance that such authorities will not impose additional restrictions on the Company's activities that might adversely affect the Company's business.

GENERAL REGULATORY REQUIREMENTS

     Nursing facilities, assisted living facilities, and other healthcare businesses are subject to annual licensure and other regulatory requirements of state and local authorities. In addition, in order for a nursing facility to be approved for payment under the Medicare and Medicaid reimbursement programs, it must meet the participation requirements of the Social Security Act and the regulations there under. The regulatory requirements for nursing facility licensure and participation in Medicare and Medicaid generally prescribe standards relating to provision of services, resident rights, physical environment and administration. Nursing and assisted living facilities are generally subject to unannounced annual inspections by state or local authorities for purposes of re-licensure and nursing facilities for purposes of re-certification under Medicare and Medicaid.

ENVIRONMENTAL LAWS AND REGULATIONS

     Certain federal and state laws govern the handling and disposal of medical, infectious and hazardous waste. Failure to comply with those laws or the regulations promulgated thereunder could subject an entity covered by these laws to fines, criminal penalties and other enforcement actions. Federal regulations promulgated by the Occupational Safety and Health Administration (OSHA) impose additional requirements on the Company with regard to protecting employees from exposure to blood borne pathogens. The Company has developed policies with respect to the handling and disposal of medical, infectious and hazardous waste to assure compliance by each of its facilities with those laws and regulations. The Company incurs on-going operational costs to remain in compliance with the environmental laws and regulations. However, capital expenditures to remain in compliance with those laws and regulations have not been material to the Company. The Company believes that it is in substantial compliance with applicable laws and regulations governing these requirements.

HEALTH INSURANCE PORTABILITY AND ACCOUNTABILITY ACT ("HIPAA")

     The Administrative Simplification provisions of HIPAA mandate the promulgation of a set of interlocking regulations that will establish the uniform coding conventions and record formats across all payor types for all electronic transactions central to the processing of all healthcare claims and health plan enrollments. When implemented in October 2003, the provisions will profoundly change the handling and processing of information and, ultimately, the relationship between patients and their healthcare providers and insurers. And under the second regulation in the Administrative Simplication package, the implementation of Privacy Standards will be in effect on April 14, 2003 and will require operational changes throughout the healthcare industry in the handling of all patient information within healthcare organizations. The Company has established a HIPAA Work Task force to review and implement the standards required by the legislation and is currently on schedule to comply with the requirements.

NURSING FACILITY REGULATION

     The Omnibus Budget Reconciliation Act (OBRA) was passed in 1987 by the United States Congress and included extensive revisions to the Medicare and Medicaid statutory requirements for nursing facilities. These provisions prescribe an outcome-oriented approach to the provision of services and require that each resident receive the necessary care and services to attain or maintain the highest practicable physical, mental and psychosocial well-being in accordance with the resident's individualized assessment and plan of care. The rules also established requirements for survey, certification and enforcement procedures.

     In 1995, the CMS promulgated regulations to implement survey, certification and enforcement procedures. The survey process is intended to review the actual provision of care and services, with an emphasis on resident outcomes to determine whether the care provided meets the assessed needs of the individual residents. Surveys are generally conducted on an unannounced annual basis by state survey agencies. Remedies are assessed for deficiencies based upon the scope and severity of the cited deficiencies. The regulations specify that the remedies are intended to motivate facilities to return to compliance and to facilitate the removal of chronically poor performing facilities from the program. Remedies range from directed plans of correction, directed in-service training and state monitoring for minor deficiencies; denial of Medicare or Medicaid reimbursement for existing residents or new admissions and civil money penalties up to $3,000 per day for deficiencies that do not constitute immediate jeopardy to resident health and safety; and appointment of temporary management, termination from the program and civil money penalties of up to $10,000 for one or more deficiencies that constitute immediate jeopardy to resident health or safety. The regulations allow state survey agencies to identify alternative remedies that must be approved by CMS prior to implementation.

     Effective with the implementation of the 1995 regulation, CMS created a concept that allows facilities with acceptable regulatory histories to have an opportunity to correct their deficiencies by a "date certain" and not impose sanctions unless they do not return to compliance. Facilities with deficiencies constituting immediate jeopardy to resident health and safety and those that are classified as poor performing facilities are not given an opportunity to correct their deficiencies prior to the assessment of remedies. From time to time, the Company receives notices from federal and state regulatory agencies relating to alleged deficiencies for failure to comply with all components of the regulations. While the Company does not always agree with the positions taken by the agencies, the Company reviews all such notices and takes corrective action when appropriate. Due to the fact that the regulatory process provides the Company with limited appeal rights, many alleged deficiencies are not challenged even if the Company is not in agreement with the allegation. The industry as a whole has raised with CMS its serious concern that the new survey, certification and enforcement process does not appropriately measure performance against applicable requirements and that the process is being applied inconsistently among survey sites. Fundamental to the concern is the change in how surveyors perceive a deficient practice. Prior to July 1995, a deficiency would be identified only if a pattern of less than acceptable performance was observed. Under the present regulation, any lack of perfection produces an alleged deficiency.

     The July 1995 regulation mandates that facilities, which are not in substantial compliance and do not correct deficiencies within a certain time frame must be terminated from the Medicare and/or Medicaid programs. Generally, the facility has no more than six months from deficiency identification to correct the deficiency, but shorter time frames apply when immediate jeopardy to the health or safety of the residents is alleged by the survey agency. While the Company endeavors to comply with all applicable regulatory requirements, from time to time certain of the Company's nursing facilities have been subject to various sanctions and penalties as a result of deficiencies alleged by CMS or state survey agencies. In November 2000, the Company operated one facility in Indiana, which lost its certification under the Medicare and Medicaid system but has since been recertified under the Medicaid program and is proceeding to be recertified under Medicare. There can be no assurance that the Company will not be subject to similar sanctions and penalties in the future.

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

     Acquisition, construction and operation of assisted living facilities are subject to less stringent regulation than nursing facilities and, in the absence of uniform federal regulations, states develop their own regulations. However, since 1999 the term assisted living facility has been defined in 29 state regulations and statutes, and regulations are currently in effect or in draft in approximately half of the remaining states. Virtually every state has a licensure process and some form of regulation that may apply to the assisted living provider. If the assisted living provider supplies services that meet the definition of a licensed level of care in the state, the provider must be licensed. Licensure regulations can apply to admission and discharge criteria, and the variety and type of services provided. Many states require the submission of building plans and approval from the state prior to construction; however, the approval process is different from the CON procedure, being more of a clearance process than demand formula. In terms of construction and design, assisted living facilities must meet a stringent set of building regulations including the Life Safety Code (NFPA101). Inspections of assisted living facilities are conducted by state regulators on a periodic basis similar to nursing facilities in most cases.

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

     The BBA also includes numerous health fraud provisions, including: new exclusion authority for the transfer of ownership or control interest in an entity to an immediate family or household member in anticipation of, or following, a conviction, assessment, or exclusion; increased mandatory exclusion periods for multiple health fraud convictions, including permanent exclusion for the conviction of three health care-related crimes; authority for the Secretary to refuse to enter into Medicare agreements with convicted felons; new civil money penalties for contracting with an excluded provider or violating the federal anti-kickback statute; new surety bond and information disclosure requirements for certain providers and suppliers; and an expansion of the mandatory and permissive exclusions added by the HIPAA of 1996 to any Federal health care program (other than the Federal Employees Health Benefits Program).

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

OFFICE OF THE INSPECTOR GENERAL

     In 1995, a major anti-fraud demonstration project, "Operation Restore Trust" (ORT) was announced by the Office of the Inspector General (OIG). A primary purpose for the project is to scrutinize the activities of healthcare providers who are reimbursed under the Medicare and Medicaid programs. Initial investigation efforts have focused on skilled nursing facilities, home health and hospice agencies, and durable medical equipment suppliers in Texas, Florida, New York, Illinois and California. In May 1997, HHS announced that ORT would be expanded during the next two years to include 12 additional states (Arizona, Colorado, Georgia, Louisiana, Massachusetts, Missouri, New Jersey, Ohio, Pennsylvania, Tennessee, Virginia and Washington), as well as several other types of healthcare services. Over the longer term, ORT enforcement actions could include criminal prosecutions, suit for civil penalties, and/or Medicare, Medicaid or federal healthcare program exclusions. Prior to the November 1997 acquisition of Arbor, one of its subsidiary's facilities was charged for therapy services, which were inadequately documented. Following this investigation, Arbor adopted measures to strengthen its documentation relating to reimbursable services. While the Company does not believe that it is the target of any such investigation under ORT, there can be no assurance that substantial amounts will not be expended by the Company to cooperate with any such investigation or to defend allegations arising there from. If it were found that any of the Company's practices failed to comply with the anti-fraud provisions, the Company could be materially adversely affected.

COMPLIANCE PROGRAM

     Compliance with federal, state and local laws and regulations and Company policies has always been, and continues to be a Company priority. In 2000, the Company formalized its existing compliance efforts by issuing its Corporate Compliance Program. As part of the Compliance Program, employees are required to acknowledge their responsibility with respect to compliance.

COMPETITION

     The long-term care industry in the United States is highly competitive with companies offering a variety of similar services. The Company faces competition locally and regionally from other healthcare providers, including for-profit and not-for-profit organizations, hospital-based nursing units, rehabilitation hospitals, home health agencies, medical supplies and services agencies, and rehabilitative therapy providers. Significant competitive factors affecting the placement of residents in nursing and assisted living facilities include quality of care, services offered, reputation, physical appearance, location and, in the case of private-pay residents, cost of the services. The Company focuses on word-of-mouth reputation and referrals from each community's medical and healthcare professionals. There can be no assurance that the Company will not encounter increased competition, which could adversely affect its business, results of operations or financial condition.

     Assisted living facilities can be constructed in all but nine states without any CON being approved by the state. The newer built assisted living facilities can attract an element of the former private pay nursing facility admissions, which require a lesser degree of care. Since there is little price competition with respect to Medicaid and Medicare residents, a facility's competitive position in the marketplace is attributable to its reputation for quality of services and staff, the range of services offered and location. The Company's medical services and supplies operation and its group purchasing operation compete with other similar operations ranging from small local operators to companies that are national in scope and distribution capability.

     The Company competes with other providers in the acquisition and development of additional facilities. Other competitors may accept a lower rate of return and therefore, present significant price competition. Also, tax-exempt not-for-profit organizations may finance acquisitions and capital expenditures on a tax-exempt basis or receive charitable contributions unavailable to the Company.

LIABILITY, INSURANCE AND LEGAL PROCEEDINGS

     The Company and its subsidiaries are defendants in actions against them from time to time in connection with their operations and due to the nature of its business. The Company currently maintains insurance policies through both affiliated subsidiaries of Extendicare and third-party insurers. The insurance policies cover comprehensive general and professional liability, property coverage, workers' compensation and employer's liability insurance, in amounts and with such coverage and deductibles as it deems appropriate, based on the nature and risks of its business, historical experience and industry standards. The Company also self-insures for health and dental claims, for workers' compensation and employer's liability in certain states and from January 2000, for general and professional liability. In January 2000 the Company's retained risk for general and professional liability coverage increased significantly resulting in the Company providing accruals based upon past claims and actuarial estimates of the ultimate cost to settle claims. Those risks were significantly reduced by the ceasing of operation of all Florida facilities in 2000 and Texas nursing facilities in the fourth quarter of 2001. Of the risks that the Company self-insures, general and professional liability claims are the most volatile and significant.

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

EMPLOYEES

     As of December 31, 2001, the Company employed approximately 19,000 people, including approximately: 3,600 registered and licensed practical nurses; 7,200 nursing assistants; 1,600 therapists; 5,100 dietary, domestic, maintenance and other staff; and 1,300 administrative employees who work at corporate offices and facilities. There are approximately 38 collective bargaining agreements (20 of which expire within 12 months of March 31, 2002) among six unions covering approximately 2,260 employees. The Company believes that its relationship with its employees is good.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

     Certain of the matters discussed under Items 1-7A of this Annual Report on Form 10-K contain certain forward-looking statements concerning the Company's operations, economic performance and financial condition, including, among other things, the Company's business strategy and forecasts. Forward-looking statements can be identified because they generally contain the words "anticipate", "believe", "estimate", "expect", "objective", "project", or words of like import. These statements are based on the Company's expectations and are subject to various risks and uncertainties. Actual results could differ materially from those anticipated due to a number of factors, including those identified under items 1-7A and elsewhere in this document and the following:
Medicare and Medicaid reimbursement policies; the shortage (and the related costs) of hiring and retraining qualified staff and employees; federal and state regulations of the business; resident care litigations, including exposure for punitive damage claims and increased insurance costs which among other things caused the Company to exit the states of Florida and Texas; actions of the Company's competitors; fee pressures and slow payment practices by HMOs and PPOs.

     All forward-looking statements contained in this report are based upon information available at the time the statement is made and the Company assumes no obligation to update any forward-looking statement.

ITEM 2. PROPERTIES

     At December 31, 2001, the Company operated for itself, managed or provided specialized consulting services to 233 long-term care facilities (21,671 beds) in 16 states, of which 192 were nursing facilities (19,759 beds) and 41 were assisted living facilities (1,912 units). In addition, the Company owns long-term care properties of which 17 were nursing properties (1,862 beds) that were leased and operated by unrelated nursing home providers and retains an interest in, but does not operate, 11 nursing properties (1,435 beds) and 4 assisted living properties (135 units). The following table lists by state, the nursing, assisted living and retirement facilities owned, leased or managed by the Company at December 31, 2001:

                                         OWNED               LEASED(1)(2)             MANAGEMENT                 TOTAL
                                 ---------------------   ---------------------   ---------------------   ---------------------
                                              RESIDENT                RESIDENT                RESIDENT                RESIDENT
                                 FACILITIES   CAPACITY   FACILITIES   CAPACITY   FACILITIES   CAPACITY   FACILITIES   CAPACITY
                                 ----------   --------   ----------   --------   ----------   --------   ----------   --------
Ohio...........................      22         2,167        10        1,122          1           70         33         3,359
Pennsylvania...................      21         2,204        --           --         14        1,239         35         3,443
Wisconsin......................      34         2,646        --           --         --           --         34         2,646
Indiana........................      16         1,491         4          469         --           --         20         1,960
Washington.....................      19         1,504         4          356         --           --         23         1,860
Kentucky.......................      19         1,550        --           --         --           --         19         1,550
Texas..........................       2           110        --           --         --           --          2           110
Minnesota......................      11         1,310        --           --         --           --         11         1,310
Oregon.........................       5           296        --           --         --           --          5           296
Arkansas.......................       4           277        --           --         --           --          4           277
Idaho..........................       2           178        --           --         --           --          2           178
Delaware.......................       1           120        --           --         --           --          1           120
West Virginia..................       1           120        --           --         --           --          1           120
Louisiana......................      --            --        --           --          3          567          3           567
Massachusetts..................      --            --        --           --          5          606          5           606
                                    ---        ------       ---        -----        ---        -----        ---        ------
Total..........................     157        13,973        18        1,947         23        2,482        198        18,402
                                    ===        ======       ===        =====        ===        =====        ===        ======
Nursing........................     122        12,282        17        1,882         18        2,326        157        16,490
Assisted Living................      35         1,691         1           65          5          156         41         1,912
Consulting Services(3):
  Florida......................      --            --        --           --         --           --         18         1,848
  Texas........................      --            --        --           --         --           --         17         1,421
                                    ---        ------       ---        -----        ---        -----        ---        ------
TOTAL, INCLUDING CONSULTING SERVICES..................................................................      233        21,671
                                                                                                            ===        ======
Breakdown by type of facility:
  Nursing.............................................................................................      192        19,759
  Assisted Living.....................................................................................       41         1,912
                                                                                                            ---        ------
TOTAL, INCLUDING CONSULTING SERVICES..................................................................      233        21,671
                                                                                                            ===        ======
OTHER PROPERTIES:
  Nursing Facilities under Lease(4)...................................................................       17         1,862
  Properties under Divestiture Agreement(5):
    Nursing...........................................................................................       11         1,435
    Assisted Living...................................................................................        4           135
                                                                                                            ---        ------
      Total, Properties under Divestiture Agreement...................................................       15         1,570
                                                                                                            ---        ------
TOTAL OTHER PROPERTIES................................................................................       32         3,432
                                                                                                            ===        ======
Breakdown by type of facility:
  Nursing.............................................................................................       28         3,297
  Assisted Living.....................................................................................        4           135
                                                                                                            ---        ------
TOTAL OTHER PROPERTIES................................................................................       32         3,432
                                                                                                            ===        ======

---------------
(1) Except those referred to in note (2) below, the remaining life of the leases, including renewal options exercisable solely by the Company, ranges from eight months to 7 years, the average being three years. The Company retains an option to purchase the leased property for 12 of the 18 leased properties.

(2) As of December 31, 2001 seven leased facilities in the States of Ohio and Indiana are on a month-to-month lease arrangement. The Company has exercised its right to purchase the properties as of September 2000 but negotiations with the landlord to complete the transaction have not resolved all issues and may require arbitration to conclude the matter. The Company believes it has complied with all terms of the option and believes that the outstanding issues can be resolved.

(3) Consulting services provided to the facilities listed include accounting (billing, accounts receivable tracking, invoice processing, payroll and financial reporting) and cost reimbursements services.

(4) The Company owns 17 skilled nursing properties held under lease arrangements with three unrelated long-term care operators whose terms include an option to purchase the properties. Tandem Health Care Inc. leases seven of the properties whose term matures on June 30, 2002. Senior Health
    Properties -- South Inc. leases six properties whose term matures on December 31, 2006. Senior Health Properties, Texas -- Inc. leases 4 properties whose term matures on September 30, 2006. In addition, Senior Health Properties, Texas -- Inc. subleases 12 leased facilities whose term matures in February 2012. The facilities leased to Senior Health
    Properties -- South, Inc. and Senior Health Properties -- Texas, Inc., are included in the facilities for which the Company provides consulting services.

(5) The Company retains an interest in 11 nursing facilities (1,435 beds) and four assisted living facilities (135 units) in the State of Florida pursuant to the Greystone Divestiture Agreement. Pursuant to this agreement the Company retains contingent consideration in the form of a series of interest bearing notes which have an aggregate potential value of up to $30.0 million plus interest.

(6) The Company operates 20 rehabilitative clinics located in Pennsylvania (8), Ohio (1), Texas (1) and Wisconsin (10).

(7) The number of skilled nursing beds and assisted living units identified in the above table and throughout this report represents the approximate number of operational beds and units currently in use by the Company. The number of operational beds and units is subject to periodic changes and can be less than the licensed number of beds approved by the state due to market and other factors.

ITEM 3. LEGAL PROCEEDINGS

     The Company is a defendant in actions brought against it from time to time in connection with the business, which entails an inherent risk of liability. As a result, the Company is a party to various legal actions and administrative proceedings and is subject to various claims arising in the ordinary course of its business, including claims that its services have resulted in injury or death to the residents of its facilities. While it is not possible to estimate the final outcome of the various proceedings at this time, such actions are generally resolved within the amounts provided within the accounts (see notes 10 and 15 to the Consolidated Financial Statements).

     The Company has experienced an increasing trend in the number and severity of litigation claims asserted against the Company. The Company believes that this trend is endemic to the long-term care industry and is a result of the increasing number of large judgments, including large punitive damage awards, against long-term care providers in recent years resulting in an increased awareness by plaintiff's lawyers of potentially large recoveries. This has been particularly the case in the states of Florida and Texas where the Company has ceased to operate skilled nursing facilities within. As a result of the litigious environment, insurance coverage for general and professional liability claims has increased and in certain states become unavailable to operators, as insurance companies have refrained from providing insurance in certain states. There can be no assurance that the Company will not be liable for claims in excess of the amounts provided or for punitive damages awarded in such litigation cases. The Company also believes that there has been, and will continue to be, an increase in governmental investigations of long-term care providers, particularly in the area of Medicare/Medicaid false claims as well as an increase in enforcement actions resulting from these investigations. Adverse determination in legal proceedings or governmental investigations, whether currently asserted or arising in the future, could have a material adverse effect on the Company.

     As referred to in the Management Discussion and Analysis section, Item 7, the Company has entered into a Preferred Provider Agreement with Omnicare which contains a number of complex terms to determine the basis of charges for pharmacy supplies. In 2001, the Company and Omnicare brought two matters to arbitration to resolve issues of legal interpretation; provisions for settlement of the claims are included within the financial statements. The Company believes it has interpreted and has complied with the terms of the agreement, however there can be no assurance that other claims will not be made with respect to the agreement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Not applicable

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents selected financial data derived from the consolidated financial statements of the Company as audited by KPMG LLP, independent certified public accountants (together with the notes thereto and the independent auditors' report thereon, the "Consolidated Financial Statements"). The following information should be read in conjunction with the Consolidated Financial Statements included at Item 8 and Management's Discussion and Analysis of Financial Condition and Results of Operation included at Item 7 of this Annual Report on Form 10-K.

                                                                                YEAR ENDED DECEMBER 31,
                                                            ----------------------------------------------------------------
                                                               2001          2000          1999          1998         1997
                                                               ----          ----          ----          ----         ----
                                                                     (DOLLARS IN THOUSANDS UNLESS OTHERWISE NOTED)
INCOME STATEMENT DATA:
Revenues (note 1):
  Nursing and assisted living centers...................    $  766,952    $  904,847    $  916,195    $  990,066    $796,006
  Outpatient therapy and medical supplies...............         9,515         9,716        43,068       141,131     113,206
  Other.................................................        17,640         8,506         8,322         9,238       6,949
                                                            ----------    ----------    ----------    ----------    --------
                                                               794,107       923,069       967,585     1,140,435     916,161
                                                            ----------    ----------    ----------    ----------    --------
Costs and expenses:
  Operating.............................................       684,814       825,172       844,391       954,775     748,039
  General and administrative............................        32,387        46,507        45,524        45,432      40,510
  Lease costs...........................................        14,575        15,731        16,631        14,759       9,190
  Depreciation and amortization.........................        40,772        45,434        52,005        53,723      35,290
  Interest, net.........................................        35,560        45,155        51,267        55,831      24,002
  Loss on impairment of long-lived assets...............         1,685        20,753        38,173            --          --
  Loss (gain) on disposal of assets and other items.....        24,246         6,663        42,774       (93,337)         --
                                                            ----------    ----------    ----------    ----------    --------
                                                               834,039     1,005,415     1,090,765     1,031,183     857,031
                                                            ----------    ----------    ----------    ----------    --------
(Loss) earnings before income taxes, minority interests
  and extraordinary item................................    $  (39,932)   $  (82,346)   $ (123,180)   $  109,252    $ 59,130
Net (loss) earnings.....................................    $  (27,495)   $  (55,121)   $  (70,457)   $   27,264    $ 25,763
BALANCE SHEET DATA (AT PERIOD END):
Working capital.........................................    $    4,145    $   44,473    $   67,807    $   17,477    $ 95,184
Total assets............................................       795,836       873,590       974,448     1,135,477    1,229,249
Long-term debt..........................................       373,248       438,441       508,450       527,101     683,282
Shareholder's equity....................................       156,003       184,161       237,895       311,629     281,772
OTHER DATA:
Expenditures for acquisitions...........................    $       --    $       --    $       --    $   18,857    $372,582
Property and equipment capital expenditures.............    $   16,348    $   14,169    $   25,330    $   59,120    $ 57,686
OPERATING DATA:
Number of facilities (end of period)(2)
  Nursing...............................................           192           183           192           203         194
  Assisted living and retirement........................            41            41            45            43          38
Resident capacity (end of period)(2)
  Nursing (beds)........................................        19,759        18,753        20,143        21,718      20,971
  Assisted living and retirement (units)................         1,912         1,925         1,912         1,818       1,488
Average occupancy rate(3)
  Nursing...............................................           88%           88%           86%           87%         88%
  Assisted living and retirement........................            83            86            81            78          83
Payer source as a percentage of total revenue
  Private pay...........................................           25%           25%           28%           28%         23%
  Medicare..............................................            24            24            22            29          33
  Medicaid..............................................            51            51            50            43          44

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The Company is one of the largest providers of long-term care and related services in the United States. As of December 31, 2001, the Company operates for itself 139 nursing facilities (14,164 beds) and 36 assisted living and retirement facilities (1,756 units) located in 13 states. The Company also manages 18 nursing facilities (2,326 beds) and 5 assisted living and retirement facilities (156 units) and provides selected consulting services to 35 nursing facilities (3,269 beds). In total, the Company operates for itself, manages or provides selected consulting services to 233 long-term care facilities (21,671 beds) in 16 states, of which 192 were nursing facilities (19,759 beds) and 41 were assisted living and retirement facilities (1,912 units). The Company is one of the top ten operators of long-term care facilities in the United States in terms of both number of beds and revenues.

SIGNIFICANT EVENTS IN 2001 AND 2000

     A number of significant factors affected the Company during the past few years. These included inadequate funding levels in certain states or resident classifications in both the Medicaid and Medicare programs; fee pressures and slow payment practices exerted by HMOs and PPOs; increased litigation settlements and insurance costs for general and professional liability claims; increased costs incurred as a result of increased regulatory requirements; the loss of margins earned within the therapy and other ancillary service business; increased wages and/or premiums paid to temporary agencies for professional nursing staff due to a national shortage; increased wages for nursing assistants and domestic staff due to the robust economy and general low unemployment levels; and increased competition in the marketplace for admissions from home care, assisted living facilities and hospitals.

     The Company has undertaken a number of steps over the past several years to address the challenges it faced. The primary strategy of the Company has been to: (i) divest non-core businesses and under-performing operations; (ii) divest from states with unacceptable litigation risks; (iii) reduce debt levels of the Company and maximize cash flow; (iv) expand through the provision of management and specialized consulting service contracts.

2001 DISPOSITIONS

     In 2001, the Company transferred all of its Texas nursing home operations to Senior Health Properties-Texas, Inc. ("Senior Health-Texas"). The transaction involved 17 nursing homes, with a capacity of 1,421 residents, of which 13 facilities are now subleased by the Company and the remainder leased on a five-year term from the Company. Senior Health-Texas will operate the subleased facilities for their remaining lease terms, one of which expired on October 31, 2001 and the remainder of which will expire in February 2012. The owner of the property whose lease expired on October 31, 2001 subsequently assumed responsibility for the operations on this date and the Company is currently providing consulting services to the owner. The annual rental income is approximately $3.8 million, or $1.8 million in excess of the Company's current annual lease costs, and will escalate in alignment with the existing lease and in alignment with Medicaid rate increases for the owned facilities. Senior Health-Texas has the right of first refusal on the purchase of the four owned facilities.

     In April 2001, Tandem Health Care, Inc. ("Tandem") exercised its option to purchase two leased properties in Florida for gross proceeds of $11.4 million, consisting of cash of $7.0 million, a $2.5 million 8.5% interest bearing five-year note and $1.9 million in 9% cumulative dividend preferred shares, mandatorily redeemable after five years. The Company's carrying value of the two facilities was $9.2 million. Tandem continues to operate seven nursing homes under a lease agreement with the Company, with an option to purchase these facilities anytime during the lease term. The gain on sale of $2.1 million has been deferred in accordance with FASB Statement No. 66, "Accounting for Sales of Real Estate", because a significant portion of the proceeds has not been received, and the ultimate determination of the gain is dependent on Tandem exercising all remaining options. The Company applied $4.0 million of the net proceeds to reduce its bank debt.

2000 DISPOSITIONS

     In 2000, the Company disposed or leased all 32 of its facilities (3,427 beds) in the State of Florida through a series of transactions. The Company sold two Florida nursing facilities in separate transactions in July and December. In September, the Company entered into an agreement involving 15 facilities with Greystone Tribeca Acquisition LLC ("Greystone") in which the Company retains an interest in the properties through the contingent consideration terms of the agreement. This particular transaction, while not accounted for as a sale, resulted in initial net cash proceeds of $30.0 million. In December, the Company leased 15 Florida properties through two separate transactions with operators that have options to purchase the properties. Tandem acquired the nursing home operations of nine leased properties; and Senior Health Properties-South, Inc. ("Senior Health-South") acquired the nursing home operations of six leased properties. The ceasing of operations in Florida helped limit the Company's future exposure to litigation claims, which have been prevalent in Florida. During 2000, the Company provided $46.2 million in general and professional liability accruals. The Company also sold two formerly closed facilities, which together with the Florida divestitures, resulted in total cash proceeds of $37.7 million, of which $33.1 million was applied to reduce bank debt. The dispositions, in addition to provisions for the closure of two nursing and one assisted living facilities and provisions for other non-core assets, resulted in a total loss from the disposition of assets of $6.7 million in 2000.

     Through the disposal of facilities and non-core businesses, the Company has made provisions for all estimated future costs related to those operations. Those estimates are made at the time of disposition and can be subject to revisions which may impact the future earnings of the Company.

     As a result of the divestiture programs in Florida and Texas, the Company received, in addition to cash proceeds, notes and preferred shares, retained ownership of certain nursing home properties and entered into on-going consulting service agreements with operators in these two states. As of December 31, 2001, the Company (1) holds an aggregate of $8.4 million in notes and preferred shares collectively from Greystone and Tandem; (2) owns 13 leased nursing home properties in Florida and four leased nursing home properties in Texas with a net book value of $41.6 million; and (3) subleases 12 properties in Texas to another long-term care operator. For the leased properties, seven of the leases expire on June 30, 2002; six expire in December 2005. The subleased properties leases expire in February 2012. In addition, the Company provides on-going management and consulting services and earns rental income from other long-term care operators which contribute approximately $12.7 million in annual revenues. As of December 31, 2001, the Company has $9.2 million in accounts receivable due from long-term care operators for which the Company provides management and consulting services, which includes interim working capital advances related to the transfer of ownership. As a result, the Company's earnings and cash flow can be influenced by the financial stability of these unrelated companies.

OTHER ITEMS

     The Company is required to record a provision for asset impairment when indicators of impairment are present and the undiscounted cash flows from the assets do not appear to be sufficient to recover the assets' carrying value. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. Accordingly, management has estimated the future cash flows of each facility and reduced the corresponding carrying value to the estimated fair value, where appropriate. Such estimates are subject to change due to factors both within and outside the control of the Company. Should those changes reduce estimated future cash flows, a further impairment provision may be required in subsequent periods. The Company recorded provisions of $1.7 million in 2001 and $20.7 million in 2000, related to the impairment of assets.

     In April 2000, the Provider Reimbursement Review Board ("PRRB") heard the Company's first appeal involving the reimbursement of workers' compensation costs. In December 2000, the administrator for CMS confirmed the PRRB's September 2000 decision resulting in a favorable settlement of $12.4 million, including the recovery of $10.3 million of the general provision recorded in revenue in 1999. In addition, the Company reached a settlement on another staffing cost issue resulting in a recovery of $2.4 million, including a recovery of $1.7 million of the general provision recorded in 1999. In total, a recovery of $12.0 million was recorded in 2000 relating to the general provision recorded in 1999.

     At December 31, 2001 the Company is pursuing settlement of a number of outstanding Medicare and Medicaid receivables. Normally such issues are resolved during the audit process and no provisions are required. However, where differences exist between the Company and the Fiscal Intermediary ("FI"), a general provision may be recorded depending on the course of action taken to achieve resolution. For two specific Medicare issues totaling $22.1 million, agreement has been reached with the FI that should resolution not be made in early 2002, the matters will be reviewed through a mediator between the FI and the Company prior to either party proceeding to the PRRB. The two issues involve the allocation of overhead costs and a staffing cost issue. Though the Company remains confident on the successful settlement of the issue, an unsuccessful conclusion could impair earnings and anticipated cash flow for the Company.

     During 2000, the Company was successful in expanding the number of facilities under full management agreements by 10 facilities (1,348 beds) and the number of facilities under consulting service arrangements by 18 facilities (1,848 beds); in 2001 the Company added 2 facilities (400 beds) under management contracts and 17 facilities (1,421 beds) under consulting service agreements.

RESULTS FROM OPERATION:

     The following table sets forth details of revenues and earnings as a percentage of total revenues:

                                                                    YEAR ENDED DECEMBER 31
                                                                ------------------------------
                                                                 2001        2000        1999
                                                                 ----        ----        ----
                                                                (AS PERCENT OF TOTAL REVENUE)
Revenues
  Nursing and assisted living centers.......................     96.6%       98.0%       94.7%
  Outpatient therapy and medical supplies...................      1.2         1.1         4.5
  Other.....................................................      2.2         0.9         0.8
                                                                -----       -----       -----
                                                                100.0       100.0       100.0
Operating and general and administrative costs..............     90.3        94.5        92.0
Lease, depreciation and amortization........................      7.0         6.6         7.1
Interest, net...............................................      4.5         4.9         5.3
Loss on impairment of long-lived assets.....................      0.2         2.2         3.9
Loss on disposal of assets and other items..................      3.1         0.7         4.4
                                                                -----       -----       -----
Loss before taxes...........................................     (5.1)       (8.9)      (12.7)
Benefit from income taxes...................................     (1.6)       (3.0)       (5.5)
                                                                -----       -----       -----
Loss before minority interests and extraordinary item.......     (3.5)       (5.9)       (7.2)
Extraordinary item..........................................       --        (0.1)         --
                                                                -----       -----       -----
  Net Loss..................................................     (3.5)%      (6.0)%      (7.2)%
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

     The Company derives its revenue from Medicare, Medicaid and private pay sources. The following table sets forth the Company's Medicare, Medicaid and private pay sources of revenue by percentage of total revenue:

                                                                 YEAR ENDED DECEMBER 31
                                                                ------------------------
                                                                2001      2000      1999
                                                                ----      ----      ----
Medicare....................................................    24%       24%       22%
Medicaid....................................................    51%       51%       50%
Private.....................................................    25%       25%       28%

     Pursuant to the BBA, as of January 1, 1999 all of the Company's skilled nursing facilities were on the Medicare PPS, which changed significantly the manner in which skilled nursing facilities are paid for inpatient services provided to Medicare beneficiaries. In year one (1999 for the Company), Medicare PPS rates were based on 75% of the 1995 facility-specific Medicare costs (as adjusted by inflation) and 25% of the federally-determined PPS rate based upon the acuity level of Medicare skilled nursing facility patients, as defined by the federally mandated Resource Utilization Groupings III (RUGs) patient classification system. Unless a skilled nursing facility provider chooses to be reimbursed at 100% of the federally-determined acuity-adjusted rate allowed under the BBRA the following applies: in year two, Medicare PPS rates were based 50% on the 1995 facility-specific costs (as adjusted for inflation) and 50% on the federally-determined acuity-adjusted PPS rate; in year three, Medicare PPS rates were based 25% on the 1995 facility-specific costs (as adjusted for inflation) and 75% on the federally-determined acuity-adjusted PPS rate; and in year four and thereafter, Medicare PPS rates are based entirely on the federally-determined acuity-adjusted PPS rate. As of January 1, 2002, all facilities are reimbursed upon the full federally-determined acuity-adjusted PPS rate.

     In November 1999, Congress and the President reached agreement on a package of Medicare program revisions that restored $2.7 billion in Medicare funding for SNFs over the next three years thereby restoring some of the funding that had been eliminated or excluded by the BBA. The BBRA made numerous revisions including: (1) the option for a skilled nursing provider to choose between the higher of current law, as described above, or 100% of the federally-determined acuity-adjusted PPS rate effective for cost reporting periods starting on or after January 1, 2000; (2) a temporary 20% increase in the revenue value for the federal rate or the federal component of the blended rate (homes subject to the full federal rate would receive 100% of the enhancement) for 15 of the 44 RUGs to recognize the costs associated with the more medically complex patients, for the period April 1, 2000 through September 30, 2000 to allow HFCA to implement a refinement of RUGs rates; (3) a 4% increase in the federal component of the blended rate for all of the RUGs effective for each of the periods October 1, 2000 through September 30, 2001 and October 1, 2001 through September 30, 2002; and (4) certain other Part A changes, of lesser significance to the Company, but included a two year moratorium effective January 1, 2000 on the $1,500 caps on speech and physical therapy and occupational therapy (which had a favorable impact on the Company's Part B Medicare revenue). The Company subsequently identified 18 facilities and filed the necessary applications in order to benefit from the full Federal PPS rate.

     In December 2000, Congress and the President approved an additional $35 billion Medicare relief package through the BIPA of which approximately $2.0 billion was expected to benefit SNFs. The BIPA: (1) increased the nursing component of all RUGs categories by 16.66% over an 18-month period commencing April 1, 2001, and requires the Comptroller General to complete a study of nursing staff ratios by August 1, 2002; (2) modified the PPS inflation adjustment to remove the negative 1% factor for the 2001 year and establish a minus 0.5% factor for years 2002 and 2003; (3) redistributed the 20% Part A enhancement, provided by the BBRA and implemented for three RUGs categories across all 14 rehabilitation RUGs categories effective April 1, 2001; and (4) continued the moratorium on the two $1,500 caps on speech and physical therapy and occupational therapy through 2002. Also, the BIPA required HHS to issue a final regulation establishing a Medicaid "upper payment limit", which will limit the amount of funds a state may raise through the process of intergovernmental fund transfers (IGTs). Following the announcement, the Company identified 10 skilled nursing facilities and had filed the necessary applications in order to benefit from the full Federal PPS rate. The Company had 38 skilled nursing facilities at the full federal rate during 2001.

     The incremental Medicare relief packages received from BBRA and BIPA provide a total $2.7 billion in temporary Medicare funding enhancements to the long-term care industry. The funding enhancements implemented by the BBRA and BIPA fall into two categories. The first category is "Legislative Add-ons" which included the 16.66% add-on to the nursing component of the RUGs rate and the 4% base adjustment. The Legislative Add-ons are currently scheduled to sunset on September 30, 2002. Currently, no legislation has been introduced in Congress, nor have recommendations been made by CMS to continue this funding. The second category is "RUGs Refinements" which involved an initial 20% add-on for 15 RUGs categories identified as having high intensity, non-therapy ancillary services (20% add-ons from 3 RUGs categories were later redistributed to 14 Rehab categories at 6.7%). The RUGs Refinements continue until such time as CMS refines the RUGs categories. The Company has estimated the average per diem effect of the Legislative Add-ons to be $31.00 and RUGs Refinements to be $25.00. The amount of incremental Medicare funding related to the Legislative Add-ons and RUGs Refinements is estimated to be $16.0 million and $13.0 million, respectively. A decision to discontinue all or part of the enhancement could have a significant impact on the Company.

     Average occupancy in the Company's nursing facilities for 2001, 2000 and 1999 was 87.5%, 87.5% and 85.9%, respectively; and for assisted living facilities, 83.1%, 84.6% and 80.3%, respectively.

     Medical supplies revenue decreased $33.2 million resulting from the disposal of operations in 1999, 2000 and 2001. Outpatient therapy and other related services declines are outlined in the below summary:

                                                                YEAR ENDED DECEMBER 31
                                                               ------------------------
                                                                2001     2000     1999
                                                                ----     ----     ----
                                                                    (IN MILLIONS)
Medical supplies and outpatient therapy revenue:
  Medical supplies and services (sold November 1999)........   $  --    $  --    $33.2
  Therapy...................................................     9.5      9.7      9.9
                                                               -----    -----    -----
                                                               $ 9.5    $ 9.7    $43.1
                                                               =====    =====    =====

YEAR ENDED DECEMBER 31, 2001 COMPARED WITH YEAR ENDED DECEMBER 31, 2000

REVENUES

     Revenues in the year ended December 31, 2001 were $794.1 million, representing a decrease of $129.0 million (14.0%) from $923.1 million in the year ended December 31, 2000. The decrease in revenues is attributable to (1) the divestiture of nursing and assisted living facilities primarily in Florida and Texas, which accounted for a $154.6 million decrease, (2) the one-time recovery of $8.9 million in revenue in 2000 (same-facility basis) pertaining to the settlement of the workers compensation issue through the PRRB and the staffing cost issue with the FI ("Fiscal Intermediary"), (3) a decrease of $0.4 million from outpatient therapy divestitures in 2000, offset by an increase of $3.6 million from new management services contracts and an increase of $31.3 million in revenue from nursing and assisted living facilities and other business operated during both 2001 and 2000 ("same-facility operations").

     Revenues from same-facility operations increased $31.3 million due to: (1) $33.5 million (a 4.8% increase on a same-facility basis) due to increased rates, partially offset by a 0.9% decline in resident census from an average daily census (ADC) of 14,055 in 2000 to an ADC of 13,928 in 2001; (2) a decrease of $1.5 million when comparing years due to more favorable Medicaid cost settlements in 2000; (3) a decrease of $1.4 million when comparing periods as a result of the accrual in 2000 for blood glucose revenue for the period of October 1, 1997 through December 31, 2000 due to favorable rulings regarding reimbursement litigation with the Company's FI; and (4) an increase of $0.7 million from other business operations.

     For nursing operations, the Company's average daily Medicare rate increased to $334 (5.7%) during 2001 compared to $316 during 2000 on a same-facility basis. The percentage of Medicare residents increased to 11.4% in 2001 from 10.7% in 2000; the average daily census for Medicare residents was 1,427 in 2001 as compared to 1,341 in 2000 on a same-facility basis. Similarly, the Company's average daily Medicaid rate increased to $121 (4.5%) in 2001 compared to $115 in 2000 on a same-facility basis. The percentage of Medicaid residents decreased to 69.6% in 2001 from 70.2% in 2000; the average daily census for Medicaid residents was 8,676 in 2001 as compared to 8,812 in 2000 on a same-facility basis.

     Overall, the Company's average daily Medicare rate increased 3.7% to $333 during 2001 compared to $321 during 2000 and average daily Medicaid rate increased 4.5% to $117 in 2001 compared to $112 in 2000.

OPERATING AND GENERAL AND ADMINISTRATIVE COSTS

     Operating and general and administrative costs in 2001 decreased $154.5 million, or 17.7%, as compared to 2000, of which $49.5 million was a decrease in expenses for insurance and liability claims (primarily relating to the Company's disposition of its Florida operations) and $134.7 million relating to reduced operating costs (other than insurance and liability claims) attributable to operations closed or nursing facilities divested during 2001 and 2000. The increase in operating and general and administrative costs on a same-facility basis (excluding expenses for insurance and liability claims) was $29.7 million (a 4.7% increase on a same-facility basis) and included: (1) an increase in wage and benefit costs of $29.8 million (a 6.9% increase on a same-facility basis);
(2) an increase in drug expense of $2.4 million primarily due to settlement of 1999 contracted drug charges in 2001; (3) an increase in utility costs of $1.1 million due to higher rates in 2001; (4) a decrease in workers' compensation costs of $3.1 million due to favorable actuarial adjustments for prior years in 2001; (5) a decrease in bad debt expense of $2.4 million; and (6) a net increase in other operating and administrative expenses of $2.0 million (a 0.3% increase on a same-facility basis).

     The Company has recorded $70.3 million in accruals for known or potential general and professional liability claims at December 31, 2001 based upon claims experience and actuarial estimates. Though management regularly evaluates and believes these accruals are fairly stated, these accruals are subject to adjustment, which could have a material impact on earnings of the Company. The timing of the settlement of the claims could influence cash flow and the Company's ability to meet financial covenants under the Credit Facility.

     In 1998, the Company disposed of its pharmacy operations to Omnicare, Inc. pursuant to the Asset Purchase Agreement, dated as of July 29, 1998 (refer to Exhibit 10.5). In addition, the Company entered into a Preferred Provider Agreement with Omnicare (refer to Exhibit 10.10). Under the terms of this Preferred Provider Agreement, Omnicare pharmacies are to execute Pharmacy Service Agreements and Pharmacy Consulting Agreements to provide pharmacy supplies and services to all of the Company's skilled nursing facilities. The Company secured "per diem" pricing arrangements for pharmacy supplies for the first four years of the Agreement, which period expires in December 2002. The Preferred Provider Agreement contains a number of provisions which involve sophisticated calculations to determine the "per diem" pricing during this first four-year period. Under a "per diem" pricing agreement pharmacy costs fluctuate based upon occupancy levels in the facilities. The "per diem" rates were established assuming a declining "per diem" value over the initial four years of the contract to coincide with the phase-in of the Medicare PPS rates. Omnicare has subsequently asserted that "per diem" rates for managed care and Medicare beneficiaries are subject to an upward adjustment based upon a comparison of per diem rates to pricing models based on Medicaid rates.

     In 2001, the Company and Omnicare brought two matters to arbitration, neither of which involves material financial amounts. The first issue related to select pricing issues in one state which was resolved by settlement between the parties. The parties are in the process of resolving the remaining issue, which is related to the legal interpretation of the Medicaid adjustment provisions, and the impact of this provision on "per diem" pricing for managed care residents during 2001 and 2002. Omnicare has indicated that it intends to make similar claims for Medicare residents for a similar time period. Provisions for settlement of the claims are included within the financial statements. The Company believes it has interpreted and has complied with the terms of the Preferred Provider Agreement; however, there can be no assurance that other claims will not be made with respect to the agreement.

     The Company records a provision for bad debts in relation to revenues recorded based upon past experience and believes its reserves are adequate. The Company continually reviews and refines its reserves estimation process and the adequacy of its reserve but cannot guarantee that its estimates accurately reflect the future credit losses that it may incur and therefore its estimates can be subject to future adjustments.

LEASE COSTS, DEPRECIATION AND AMORTIZATION

     Depreciation and amortization decreased $4.7 million to $40.8 million in 2001 compared to $45.5 million in 2000. This decrease included a $1.4 million decrease as a result of divestitures and a $3.3 million decrease from same-facility operations as a result of assets becoming fully depreciated and reduced depreciation relating to losses recorded in 2001 and 2000 for impairment of depreciable assets.

     Lease costs decreased $1.2 million when comparing periods.

     The Company leases seven nursing homes in Indiana and Ohio and, in accordance with the lease agreement, exercised its right to purchase the properties in September 2000. However, negotiations with the landlord have not been successfully concluded and may require the matter to be resolved through arbitration. The Company remains confident in the successful settlement of this issue and the acquisition of these leased facilities. The net book value of the leased facilities is $4.2 million and the 2001 earnings from operations were approximately $2.2 million.

INTEREST

     Interest expense (net of interest income) decreased $9.6 million to $35.6 million in 2001 compared to $45.2 million in 2000. The decrease was primarily due to a reduction in the average debt level to $406.5 million during 2001 compared to $478.3 million during 2000, resulting from the Company's use of divestiture proceeds and income tax refunds during both years to reduce bank debt balances. The weighted average interest rate of all long-term debt decreased to approximately 9.31% during 2001 compared to approximately 9.73% during 2000 due to a decline in interest rates.

LOSS ON IMPAIRMENT OF LONG-LIVED ASSETS

     When management commits the Company to a plan for disposal, assets held for disposal are adjusted to the lower of the assets' carrying value or its fair value less costs to sell. In September 2001, the Company made a formal decision to lease all owned, and sublease all leased nursing facilities in Texas. As a result of the transaction, and based on the terms of the lease with Senior Health-Texas, in 2001, the Company recorded a provision of $1.7 million for impairment of Texas nursing properties in accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of".

     In December 2000, the Company made a formal decision to sell or lease all its remaining operations in Florida and completed two transactions to accomplish that decision. Both transactions resulted in providing the two operators with a first right to purchase the properties within the lease term. In December 2000, the Company recorded a provision of $15.9 million for impairment of Florida properties and reported (within the loss from disposal of assets) a provision of $1.1 million for costs related to the termination of its Florida operational staff. In addition, in December 2000, the Company determined that a $4.8 million adjustment was required for non-Florida properties resulting in a total impairment provision for 2000 (including Florida) of $20.7 million.

LOSS ON DISPOSAL OF ASSETS AND OTHER ITEMS

     A loss of $24.2 million was recorded in 2001 for the disposal or closure of facilities and settlements of previously ceased operations. On September 30, 2001, the Company transferred all Texas nursing homes to Senior Health-Texas. As a result of the Texas transaction, as well as the closure and sale of one nursing home and two other properties in Wisconsin, the Company has made a provision of $3.7 million. The Company has also made additional provisions of $20.5 million relating to previously ceased operations, of which $19.0 million relates to the nursing facilities in Florida. Based upon an actuarial review of resident care liability costs, the Company has recorded an $11.0 million additional provision related to Florida claims for years prior to 2001.

     In 2000, the Company disposed or leased all of its operations in Florida consisting of 32 facilities (3,427 beds) through a series of transactions, two of which involved lease agreements with operators who have an option to purchase the properties, and one in which the Company retains an interest in the properties through the contingent consideration terms of the agreement. In addition, the Company sold two formerly closed facilities. In the aggregate these five transactions, along with other asset sales, resulted in cash proceeds of $37.7 million, of which $33.1 million was applied to reduce debt balances. The sale or lease of the Florida facilities, associated costs in exiting Florida and the loss from the disposition of the two formerly closed facilities resulted in a pre-tax loss of $4.0 million. In addition, the Company provided $1.7 million for the closure of two nursing and one assisted living facilities and $1.0 million for the disposition of other non-core assets. Total losses for 2000 from the disposal of assets and other items totaled $6.7 million.

INCOME TAXES

     Income tax benefit in 2001 was $12.5 million compared to $27.7 million in 2000. The Company's effective tax rate was 31.3% in 2001 as compared to 33.6% in 2000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In 2001 and 2000, the Company recorded a valuation allowance of $2.8 million and $3.2 million, respectively.

     The Company has recorded a financial statement benefit for federal and state tax losses and other deferred tax assets based upon future anticipated taxable earnings of the Company. A valuation allowance of $6.9 million has been recorded primarily against state net operating losses to reflect limited carry forward periods and reductions in various states apportionment.

     The amount of the deferred tax assets considered realizable could be reduced if estimates of future taxable income during the carry forward period are reduced.

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

NET LOSS

     The net loss in 2001 was $27.5 million compared to a net loss of $55.1 million in 2000. The net loss prior to loss on disposal of assets and other items, loss on impairment of long-lived assets and extraordinary item (after applicable income tax effect) was $11.0 million for 2001 compared to a comparable net loss of $37.1 million for 2000 due to the changes noted above.

YEAR ENDED DECEMBER 31, 2000 COMPARED WITH YEAR ENDED DECEMBER 31, 1999

REVENUES

     Revenues in the year ended December 31, 2000 were $923.1 million, representing a decrease of $44.5 million (4.6%) from $967.6 million in the year ended December 31, 1999. The decrease in revenues of

$44.5 million includes a $33.4 million decrease in outpatient therapy revenues and medical supplies revenues due to the divestiture of the home health operations and contracted therapy operations in 1999 and 2000, a decrease of $85.1 million from nursing and assisted living facility divestitures (net of the opening of newly constructed facilities) offset by an increase of $74.0 million increase in revenue from facilities operated during each of the years 1999 and 2000 ("same-facility operations").

     Revenues from same-facility operations increased $74.0 million due to: (1) the $27.4 million provision (reduction in revenue) recorded in 1999 (which did not occur again in 2000) relating to a general provision for disputed Medicare receivables based on cost reports filed for 1995 to 1998; (2) a recovery of $12.0 million (increase in revenue) in 2000 relating to two of the disputed Medicare receivable issues, which were provided for in 1999 and settled in favor of the Company; (3) a favorable ruling for the billing of blood glucose claims for the period of October 1, 1997 through December 31, 2000, which resulted in $3.6 million; and (4) an additional $31 million (a 4.6% increase on a same-facility basis) due to improvements in census and increased Medicaid rates, partially offset by the decline in Medicare rates. The Company's average daily Medicaid rate increased to $112 in 2000 compared to $106 in 1999 and the percent of Medicaid-related revenue to total revenues increased slightly to 51% in 2000 from 50% in 1999. In 1999, the average rate for Medicare Part A services was approximately $323 per patient day as compared to the average of $304 per patient day in 2000. The percentage of Medicare patients in skilled nursing facilities increased to 10.91% in 2000 from 10.76% in 1999, and during 2000 the total number of Medicare patient days was 649,000. The percent of Medicare-related revenue to total revenues increased to 24% in 2000 from 22% in 1999.

OPERATING AND GENERAL AND ADMINISTRATIVE COSTS

     Operating and general and administrative costs in 2000 decreased $18.4 million or 2.1% compared to 1999, of which $47.7 million related to costs saved from the closing of operations or divestitures of nursing homes in 1999 and 2000, net of newly constructed facilities. The increase in operating and general and administrative costs on a same-facility basis was $29.3 million (a 4.7% increase on a same-facility basis) and included: (1) an increase in wage-related costs of $19.0 million; (2) an increase in workers' compensation costs of $5.7 million due to higher premiums in 2000 and more favorable actuarial adjustments in 1999 as compared to 2000; (3) an increase in insurance expense and liability claim provisions of $6.3 million due to increased premiums and adverse experience; and (4) an increase in bad debt expense of $2.2 million, offset partially by (5) a decrease of $3.9 million (a 0.6% decrease on a same-facility basis) in other operating and administrative expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

OVERALL STRATEGY

     The Company has undertaken a number of steps over the past several years to address the challenges it faces. The primary strategy of the Company has been to: (i) divest non-core businesses and under-performing operations; (ii) divest its facilities and operations in states with unacceptable litigation risks;
(iii) reduce debt levels and maximize cash flow; and (iv) expand through the provision of management and specialized consulting service contracts. As a result of these strategies, the Company has paid down $328 million of its term bank debt, since the acquisition of Arbor Health Care Company in 1997 (through proceeds raised from the divestiture program) and has reduced its debt-to-equity coverage from 2.5 to 1 to 2.4 to 1.

OVERVIEW OF CHANGES IN LIQUIDITY

     The Company had cash and cash equivalents of $1.0 million at December 31, 2001 and $1.6 million at December 31, 2000. Cash flow generated from operating activities was $75.9 million for 2001 compared with $32.8 million in 2000.

     The Company experienced a decrease in working capital (excluding cash and borrowings included in current liabilities) of $40.3 million from $56.1 million at December 31, 2000 to $15.8 million at December 31, 2001. The decrease in working capital resulted primarily from a decrease in taxes recoverable of $14.1 million, a decrease in accounts receivable of $25.8 million and a $2.6 million decrease in inventories, supplies and prepaid expense, the majority of which was converted to cash to reduce borrowings. These decreasing components of working capital were partially offset by a $1.7 million decrease in accounts payable and accrued liabilities and a $0.6 million decrease in due to shareholders and affiliates.

     Taxes recoverable (including current and deferred) decreased from $33.5 million at December 31, 2000 to $19.4 million at December 31, 2001, representing a decrease of $14.1 million. The decrease was due to a tax refund of $22.5 million, partially offset by a current year tax benefit of $0.6 million, a 2000 return versus close adjustment of $7.5 million and payments of $0.3 million.

     Accounts receivable at December 31, 2001 were $104.2 million compared with $130.0 million at December 31, 2000, representing a decrease of $25.8 million. The reduction in accounts receivable included a $32.3 million decrease within the nursing operations, a decrease of $1.8 million within the outpatient therapy operations, and an $8.3 million increase in receivables from long-term care operators for which management and consulting services are provided. The $8.3 million increase was primarily attributable to transitional working capital advances to the nursing facilities transferred to Senior Health-Texas and Senior Health-South. Within the nursing operations, billed patient care and other receivables decreased $28.5 million and third-party payor settlement receivables (based on Medicare and Medicaid cost reports) decreased $3.8 million. The decrease in billed patient care receivables of $28.5 million included a decrease of $17.3 million due to an improvement in collection efforts by the Company between periods. The remaining decrease of $11.2 million reflects a decrease of $17.1 million due to the sale or closure of nursing facilities and assisted living facilities, partially offset by an increase of $5.9 million due to rate increases.

     The decrease in settlement receivables of $3.8 million from December 31, 2000 to December 31, 2001 included decreases of (1) $4.8 million from collection of a Pennsylvania Medicaid settlement recorded as revenue in 2000; (2) collection of $2.2 million as a result of Medicaid settlements; (3) collections from Medicare of $3.7 million of uncollectible co-insurance amounts recorded as revenue in 2000; and (4) $1.8 million as a result of Medicare cost report settlements. These decreases were offset by increases of (1) $4.0 million in revenue recorded in 2001 as a result of Medicaid cost report settlements; (2) $3.9 million in revenue recorded 2001 for anticipated Medicare reimbursement for uncollectible coinsurance amounts; and (3) $0.8 million as a result of the reclassification of settlements from long-term accounts receivable to current.

     Property and equipment decreased $29.7 million from December 31, 2000 to a total of $477.8 million at December 31, 2001. The decrease was the result of depreciation expense of $36.6 million, asset disposals of $10.5 million and asset write-downs of $1.7 million. These decreases were partially offset by capital expenditures of $16.3 million and an increase of $2.8 million as a result of the reclassification of the net book value of property and equipment related to the disposal of nursing facilities to Greystone from other assets to property and equipment.

     Total borrowings, including bank indebtedness and both current and long-term maturities of debt, totaled $385.9 million at December 31, 2001 representing a decrease of $65.7 million from December 31, 2000. The decrease was attributable to the use of $22.5 million from a tax refund, $4.0 million from the sale of nursing facilities, and the use of cash from operating activities to reduce borrowings. The weighted average interest rate of all long-term debt was 6.92% at December 31, 2001 and such debt had maturities ranging from 2002 to 2014.

     During 2001, Extendicare Inc. and/or one of its wholly owned subsidiaries acquired $19.0 million of the Company's Senior Subordinated Notes. As of December 31, 2001, Extendicare Inc. and/or one of its wholly owned subsidiaries held $27.9 million (14.0%) of the outstanding Senior Subordinated Notes.

     Cash used by investing activities was $10.1 million for 2001 compared to $50.5 million provided by investing activities in 2000. The decrease was primarily due to: (1) a $29.0 million income tax recovery on sales of operations in 2000; (2) $30.0 million in proceeds received in 2000 from the divestiture agreement relating to Florida facilities; and (3) a $2.2 million increase in payments for the purchase of property and equipment.

     Cash used for financing activities decreased by $18.2 million to $66.5 million for 2001 compared to $84.7 million for 2000. The decrease is primarily due to: (1) a decrease of $14.5 million in payments of long-term debt; (2) a $5.4 million increase in cash provided by bank indebtedness; (3) a $1.3 million decrease in other liabilities; and (4) a $3.0 million decrease in proceeds from issuance of long-term debt.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2001, borrowings, including bank indebtedness and both current and long-term maturities of debt, totaled $385.9 million, representing a decrease of $65.7 million from December 31, 2000.

     The Company has a $200 million Revolving Credit Facility, of which $25 million has been waived by the Company pursuant to an amendment to the borrowing agreement in the second quarter of 1999. Borrowing availability under this line of credit totaled $74.3 million at December 31, 2001 (net of outstanding borrowings of $63.0 million, letters of credit in the amount of $37.7 million and the $25.0 million waived under the amendment).

     The Revolving Credit Facility matures on December 31, 2003, at which time all outstanding borrowings are due. The Tranche A Term Loan matures on December 31, 2003 with annual repayments of $6.6 million in 2002 and $6.1 million in 2003, payable in quarterly installments. The Tranche B Term Loan matures on December 31, 2004 with annual repayments, payable in quarterly installments, of $1.0 million in 2002 and $0.6 million in 2003, with the balance of $59.1 million due in 2004.

     The Credit Facility contains a number of covenants, such as: restrictions on the payment of dividends by the Company; redemption of the Company's common stock and change of control, as defined, of the

Company; as well as financial covenants, including fixed charge coverage, debt leverage, and net worth ratios. The Company is required to make mandatory prepayments of principal upon the occurrence of certain events, such as certain asset sales and certain issuances of securities. The Company is permitted to make voluntary prepayments at any time. Such prepayments may, under certain conditions, reduce the amounts available to be borrowed under the Credit Facility.

     The Company is in compliance with the financial covenants of its credit facility as of December 31, 2001. The financial covenants under this credit facility continue to become more stringent over the term of the facility. While management has a strategy to remain in compliance, there can be no assurance that the Company will meet future covenant requirements. The Company's available bank lines can be affected by its ability to remain in compliance, or if not, would depend upon management's ability to amend the covenants or refinance the debt.

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

     Principal payments on long-term debt due within the next five years and thereafter are as follows (dollars in thousands):

2002........................................................   $ 12,099
2003........................................................     70,597
2004........................................................     60,031
2005........................................................        920
2006........................................................        880
After 2006..................................................    240,820
                                                               --------
                                                               $385,347
                                                               ========

     In addition, as a lessee, the Company, at December 31, 2001, was committed under non-cancelable operating leases requiring future minimum rentals as follows (dollars in thousands):

2002........................................................   $12,169
2003........................................................     9,397
2004........................................................     8,987
2005........................................................     8,865
2006........................................................     6,325
After 2006..................................................    33,208
                                                               -------
  Total minimum payments....................................   $78,951
                                                               =======

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

BUSINESS RISKS AND UNCERTAINTIES

     As outlined more fully in the "Description of Revenues", the funding enhancements enacted through the BBRA of 1999 and BIPA of 2000 may sunset on or after September 30, 2002. The Medicare Legislative Add-ons expire on September 30, 2002. At this time, no legislation has been introduced in the Congress of the United States nor has CMS made any recommendation concerning the continuation of any or all portions of the incremental Medicare funding. The RUGs Refinement continues until such time as the CMS rebases the RUGs categories. However, CMS may or may not include the dollars related to the RUGs Refinements in the rebased RUGs categories and CMS has not published a date for completion of the rebasing. The annual amount of incremental Medicare funding for the Company is estimated to be $16.0 million for the Legislative Add-ons and $13.0 million for the RUGs Refinements. Any decision to discontinue all or part of the enhancements could have a significant impact to the Company.

     Through divestiture programs in Florida and Texas, the Company has taken back notes and preferred shares, retained ownership of certain nursing home properties and entered into on-going consulting service agreements with operators in these two States. As of December 31, 2001, the Company (1) holds an aggregate of $8.4 million in notes and preferred shares collectively from Greystone and Tandem; (2) owns 13 leased nursing home properties in Florida and four leased nursing home properties in Texas with a net book value of $41.6 million; and (3) subleases 12 properties in Texas to another long-term care operator. In addition, the Company provides on-going management and consulting services and earns rental income from other long-term care operators which contribute approximately $12.7 million in annual revenues. As of December 31, 2001, the Company has $9.2 million in accounts receivable due from long-term care operators for which the Company provides management and consulting services, the majority of which were interim working capital advances related to the transfer of ownership. As a result, the Company's earnings and cash flow can be influenced by the financial stability of these unrelated companies.

     The Company has recorded $70.3 million in accruals for known or potential general and professional liability claims at December 31, 2001 based upon claims experience and actuarial estimates. Though management regularly evaluates and believes these accruals are fairly stated, these accruals are subject to adjustment, which could have a material impact on earnings and the financial results of the Company. The timing of settlement of the claims could influence cash flow and the Company's ability to meet financial covenants under the Credit Facility.

     The Company leases seven nursing homes in Indiana and Ohio, and in accordance with the lease agreement, exercised its right to purchase the properties in September 2000. However, negotiations with the landlord have not been successfully concluded and may require the matter to be resolved through arbitration. The Company remains confident in the successful settlement of this issue and the acquisition of these leased facilities. The net book value of the leased facilities is $4.2 million and the 2001 earnings from operations were approximately $2.2 million.

     The Company is pursuing settlement of a number of outstanding Medicare and Medicaid receivables. Normally such issues are resolved during the audit process and no provisions are required. However, where differences exist between the Company and the FI, a general provision may be recorded depending on the course of action taken to achieve resolution. For two specific Medicare issues totaling $22.1 million, agreement has been reached with the FI, that should resolution not be made in early 2002, the matters will be reviewed through a mediator between the FI and the Company prior to either party proceeding to the PRRB. The two issues involve the allocation of overhead costs and a staffing cost issue. Though the Company remains confident on the successful settlement of the issue, an unsuccessful conclusion could impair earnings and anticipated cash flow for the Company.

     The Company has recorded financial statement benefit for federal and state tax losses and other deferred tax assets based upon future anticipated taxable earnings of the Company. A valuation allowance of $6.9 million has been recorded primarily against state net operating losses to reflect shorter reduced carry forward periods and reductions in various states apportionment. The amount of the deferred tax assets considered realizable could be reduced if estimates of future taxable income during the carry forward period are reduced.

     The Company is in compliance with the financial covenants of its credit facility as of December 31, 2001. The financial covenants under this credit facility continue to become more stringent over the term of the facility. While management has a strategy to remain in compliance, there can be no assurance that the Company will meet future covenant requirements. The Company's available bank lines can be affected by its ability to remain in compliance or if not, management's ability to amend the covenants or refinance the debt.

QUALITATIVE DISCLOSURES

OBJECTIVES AND CONTEXT

     The Company uses variable-rate debt to finance its operations. In particular, a portion of the Company's long-term debt obligation is based upon floating LIBOR rates. These debt obligations expose the Company to variability in interest payments due to changes in interest rates, which affect interest costs. Management believes that due to both the current divestiture strategy and interest rate environment that it is prudent to limit the variability of a portion of its interest payments. It is the Company's objective to hedge between 50 to 80% of total variable-rate debt.

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

QUANTITATIVE DISCLOSURES

     The Company is a party to several interest rate swap agreements to reduce the impact of changes in interest rates on certain of its floating rate long-term debt. The first agreement, entered into in 1995, effectively changed the Company's interest rate exposure on $32 million of floating rate Industrial Development Bonds due in 2014 to a fixed rate of 4.155% through expiration in October 2000. During 1998, the Company entered into five agreements (each $50 million of notional value) with three banks, which effectively changes the interest rates on LIBOR based borrowings to fixed rates ranging from 5.53% to 5.84% plus applicable margins, for periods over three to seven years. The differential between the fixed rates and the variable rate interest to be paid or received will be accrued as interest rates change and recognized over the life of the agreement. The Company may be exposed to credit loss in the event of non-performance by the banks under the swap agreements but does not anticipate such non-performance. In 1999, the Company terminated three agreements (each $50 million in notional value) reducing its hedging period from seven to four years. In 2001, the Company terminated an agreement with a notional value of $25 million for a cash payment of $520,000, which is being amortized over the original term of the swap. Management will continue to monitor the interest rate exposure and adjust hedging levels to reflect outstanding debt levels. Interest income (expense) related to such agreements amounted to ($877,000) and $871,000 for the years 2001 and 2000, respectively. The component of this amount relating to the hedges' ineffectiveness was not deemed material.

     The amounts reflected in AOCI for 2001 related to stock and warrant holdings is a loss of $1.3 million (net of income tax effect). The estimated net amount of the gains or losses that are expected to be reclassified into earnings within the next twelve months is uncertain due to the uncertainty of stock market conditions and the interest rate environment. The amounts reflected in AOCI for 2001 related to interest rate swaps is a loss of $1.1 million (net of income tax effect). The estimated net amount of losses that are expected to be reclassified into earnings within the next twelve months is $1.0 million.

     As of December 31, 2001, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with variable-rate, long-term debt is four years from the inception date of the swap agreement.

     The table below presents principal (or notional) amounts and related weighted average interest rates by year of maturity for the Company's debt obligations and interest rate swaps.

                                                                                                                 FAIR
                                 2002      2003        2004       2005      2006     THEREAFTER     TOTAL       VALUE
                                 ----      ----        ----       ----      ----     ----------     -----       -----
                                                                (DOLLARS IN THOUSANDS)
LONG-TERM DEBT:
  Fixed rate................    $4,365    $   674    $    710    $   701    $ 644     $205,910     $213,004    $232,638
  Average interest rate.....      7.89%      7.42%       7.52%      7.64%    7.43%        9.33%        7.89%
  Variable rate.............     7,734     69,923      59,321        219      236       34,910      172,343     151,264
  Average interest rate.....      4.39%      4.38%       4.87%      2.16%    2.16%        1.61%        4.39%
INTEREST RATE SWAPS:
  Variable to fixed.........    50,000     25,000          --         --       --           --       75,000      (1,403)
  Average pay rate..........      5.74%      5.53%         --         --       --           --         5.67%
  Average receive rate......      2.16%      2.16%         --         --       --           --         2.16%

     The above table incorporates only those exposures that exist as of December 31, 2001 and does not consider those exposures or positions that could arise after that date or future interest rate movements. As a result, the information presented above has limited predictive value. The Company's ultimate results with respect to interest rate fluctuations will depend upon the exposures that arise during the period, the Company's hedging strategies at the time and interest rate movements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Extendicare Health Services, Inc.:

     We have audited the accompanying consolidated balance sheets of Extendicare Health Services, Inc. and subsidiaries (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholder's equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Extendicare Health Services, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

[KPMG LLP LOGO]

Milwaukee, Wisconsin
February 6, 2002

                       EXTENDICARE HEALTH SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                2001       2000
                                                                ----       ----
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $    997   $  1,641
  Accounts receivable, less allowances of $14,577 and
     $16,329, respectively..................................   104,236    130,032
  Supplies, inventories and other current assets............     6,809      9,454
  Due from shareholder:
     Federal income taxes receivable........................     9,468     24,235
     Deferred federal income taxes..........................    11,474     10,782
                                                              --------   --------
     Total current assets...................................   132,984    176,144
Property and equipment (Note 5 )............................   477,830    507,536
Deferred state income taxes.................................        --        386
Goodwill and other intangible assets (Note 6)...............    77,592     81,310
Other assets (Note 7).......................................   107,430    108,214
                                                              --------   --------
     Total Assets...........................................  $795,836   $873,590
                                                              ========   ========
            LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES:
  Bank indebtedness.........................................  $    590   $    538
  Current maturities of long-term debt (Note 8 )............    12,099     12,706
  Accounts payable..........................................    23,172     22,211
  Accrued liabilities (Note 9 ).............................    82,736     85,374
  Income taxes payable......................................     1,556      1,344
  Deferred state income taxes...............................        --        181
  Due to shareholder and affiliates.........................     8,686      9,317
                                                              --------   --------
     Total current liabilities..............................   128,839    131,671
Accrual for self-insured liabilities (Note 10)..............    70,341     50,087
Long-term debt (Note 8).....................................   373,248    438,441
Other long-term liabilities (Note 11).......................    44,018     40,716
Due to shareholder and affiliates:
  Deferred federal income taxes.............................    19,904     25,001
  Other.....................................................     3,484      3,484
Minority interests..........................................        --         29
                                                              --------   --------
     Total Liabilities......................................   639,834    689,429
                                                              --------   --------
SHAREHOLDER'S EQUITY:
  Common stock, $1 par value, 1,000 shares authorized, 947
     shares issued and outstanding..........................         1          1
  Additional paid-in capital................................   208,787    208,787
  Accumulated other comprehensive loss......................    (2,367)    (1,703)
  Accumulated deficit.......................................   (50,419)   (22,924)
                                                              --------   --------
     Total Shareholder's Equity.............................   156,002    184,161
                                                              --------   --------
     Total Liabilities and Shareholder's Equity.............  $795,836   $873,590
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       EXTENDICARE HEALTH SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (IN THOUSANDS)

                                                              2001         2000         1999
                                                              ----         ----         ----
REVENUES:
  Nursing and assisted living centers (Note 12)..........  $  766,952   $  904,847   $  916,195
  Outpatient therapy and medical supplies................       9,515        9,716       43,068
  Other..................................................      17,640        8,506        8,322
                                                           ----------   ----------   ----------
                                                              794,107      923,069      967,585
                                                           ----------   ----------   ----------
COSTS AND EXPENSES (INCOME):
  Operating..............................................     684,814      825,172      844,391
  General and administrative.............................      32,387       46,507       45,524
  Lease costs............................................      14,575       15,731       16,631
  Depreciation and amortization..........................      40,772       45,434       52,005
  Interest expense.......................................      37,857       46,541       52,499
  Interest income........................................      (2,297)      (1,386)      (1,232)
  Loss on impairment of long-lived assets (Note 4).......       1,685       20,753       38,173
  Loss on disposal of assets and other items (Note 4)....      24,246        6,663       42,774
                                                           ----------   ----------   ----------
                                                              834,039    1,005,415    1,090,765
                                                           ----------   ----------   ----------
LOSS BEFORE INCOME TAXES, MINORITY INTERESTS AND
  EXTRAORDINARY ITEM.....................................     (39,932)     (82,346)    (123,180)
Benefit from income taxes (Note 17)......................     (12,482)     (27,667)     (52,841)
                                                           ----------   ----------   ----------
LOSS BEFORE MINORITY INTERESTS AND EXTRAORDINARY ITEM....     (27,450)     (54,679)     (70,339)
Minority interests.......................................          --           --          224
                                                           ----------   ----------   ----------
LOSS BEFORE EXTRAORDINARY ITEM...........................     (27,450)     (54,679)     (70,115)
Extraordinary loss on early retirement of debt (net of
  income taxes of $30, $257, and $240, respectively)
  (Note 8)...............................................         (45)        (442)        (342)
                                                           ----------   ----------   ----------
NET LOSS.................................................  $  (27,495)  $  (55,121)  $  (70,457)
                                                           ==========   ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                       EXTENDICARE HEALTH SERVICES, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                    ACCUMULATED      RETAINED
                                     COMMON STOCK     ADDITIONAL       OTHER         EARNINGS         TOTAL
                                    ---------------    PAID-IN     COMPREHENSIVE   (ACCUMULATED   SHAREHOLDER'S
                                    SHARES   AMOUNT    CAPITAL     INCOME (LOSS)     DEFICIT)        EQUITY
                                    ------   ------   ----------   -------------   ------------   -------------
BALANCES at
  DECEMBER 31, 1998...............   947       $1      $208,787       $   187        $102,654       $311,629
  Comprehensive income (loss):
     Unrealized loss on
       investments, net of income
       taxes......................    --       --            --        (3,277)             --         (3,277)
     Net loss.....................    --       --            --            --         (70,457)       (70,457)
                                     ---       --      --------       -------        --------       --------
  Total comprehensive income
     (loss).......................    --       --            --        (3,277)        (70,457)       (73,734)
                                     ---       --      --------       -------        --------       --------
BALANCES at
  DECEMBER 31, 1999...............   947        1       208,787        (3,090)         32,197        237,895
  Comprehensive income (loss):
     Unrealized gain on
       investments, net of income
       taxes......................    --       --            --         1,387              --          1,387
     Net loss.....................    --       --            --            --         (55,121)       (55,121)
                                     ---       --      --------       -------        --------       --------
  Total comprehensive income
     (loss).......................    --       --            --         1,387         (55,121)       (53,734)
                                     ---       --      --------       -------        --------       --------
BALANCES at
  DECEMBER 31, 2000...............   947        1       208,787        (1,703)        (22,924)       184,161
  Comprehensive income (loss):
     Unrealized gain on
       investments, net of income
       taxes......................    --       --            --           441              --            441
     Unrealized loss on cash flow
       hedges, net of income
       taxes......................    --       --            --        (1,105)             --         (1,105)
     Net loss.....................    --       --            --            --         (27,495)       (27,495)
                                     ---       --      --------       -------        --------       --------
  Total comprehensive income
     (loss).......................    --       --            --          (664)        (27,495)       (28,159)
                                     ---       --      --------       -------        --------       --------
BALANCES at
  DECEMBER 31, 2001...............   947       $1      $208,787       $(2,367)       $(50,419)      $156,002
                                     ===       ==      ========       =======        ========       ========

  The accompanying notes are an integral part of these consolidated financial statements

                       EXTENDICARE HEALTH SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (IN THOUSANDS)

                                                                2001       2000       1999
                                                                ----       ----       ----
OPERATING ACTIVITIES:
Net loss....................................................  $(27,495)  $(55,121)  $(70,457)
Adjustments to reconcile net loss to net cash provided from
  operating activities:
  Depreciation and amortization.............................    42,855     47,886     54,254
  Provision for self-insured liabilities....................    29,177     46,248      4,329
  Payment for self-insured liability claims.................    (8,924)      (490)        --
  Provision for punitive damages............................        --      9,000         --
  Provision for uncollectible accounts receivable...........     8,945     17,945     11,905
  (Recovery) reserve for settlements with third-party
     payors.................................................        --    (11,981)    27,400
  Loss on disposal of assets and other items................    13,282      6,663     13,774
  Loss on impairment of long-lived assets...................     1,685     20,753     38,173
  Deferred income taxes.....................................   (13,026)   (13,454)   (12,848)
  Extraordinary loss on early retirement of debt............        45        442        342
  Minority interests........................................        --         --       (224)
Changes in assets and liabilities:
  Accounts receivable.......................................    16,810     (2,362)     4,314
  Non-current accounts receivable...........................       804     (9,702)        --
  Supplies, inventories and prepaid expenses................     2,530        458        111
  Debt service trust funds..................................         1      1,863        100
  Accounts payable..........................................       962     (9,986)    (4,446)
  Accrued liabilities.......................................   (13,843)   (16,368)   (33,263)
  Income taxes payable......................................       212        169     (1,897)
  Current due to shareholder and affiliates.................    21,907        879    (12,924)
                                                              --------   --------   --------
     Cash provided from operating activities................    75,927     32,842     18,643
                                                              --------   --------   --------
INVESTING ACTIVITIES:
  Proceeds from sales of assets.............................     7,599      7,642     48,522
  Proceeds received from divestiture agreement..............        --     30,000         --
  Income taxes recovered (paid) on sale of operations.......        --     29,000    (25,000)
  Payments for purchases of property and equipment..........   (16,348)   (14,169)   (25,330)
  Changes in other non-current assets.......................    (1,307)    (1,945)     1,692
                                                              --------   --------   --------
     Cash (used in) provided by investing activities........   (10,056)    50,528       (116)
                                                              --------   --------   --------
FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt..................        --      3,048     58,051
  Payments of long-term debt................................   (65,797)   (80,337)   (75,606)
  Other long-term liabilities...............................      (742)    (1,435)    (4,959)
  Bank indebtedness.........................................        51     (5,357)     5,895
  Distribution of minority interests' earnings..............       (27)      (589)       (51)
                                                              --------   --------   --------
     Cash used in financing activities......................   (66,515)   (84,670)   (16,670)
                                                              --------   --------   --------
(Decrease) increase in cash and cash equivalents............      (644)    (1,300)     1,857
Cash and cash equivalents, beginning of year................     1,641      2,941      1,084
                                                              --------   --------   --------
Cash and cash equivalents, end of year......................  $    997   $  1,641   $  2,941
                                                              ========   ========   ========

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

     At December 31, 2001, the Company operated 157 nursing facilities with capacity for 16,490 beds and 41 assisted living facilities with 1,912 units. Through its nursing centers, the Company provides nursing, rehabilitative and other specialized medical services and, in the assisted living facilities, the Company provides varying levels of assistance with daily living activities to residents. The Company also provides consulting services to 35 facilities (3,269 beds).

     In addition at December 31, 2001, the Company owned 17 nursing facilities (1,862 beds), which were leased to and operated by three unrelated nursing home providers, and retained an interest in (but did not operate) 11 nursing facilities (1,435 beds) and 4 assisted living facilities (135 units) under a Divestiture Agreement (see note 4).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Principles of Consolidation

     The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management's most significant estimates include provision for bad debts, provision for Medicaid and Medicare revenue rate settlements, recoverability of long-lived assets, provision for general liability, facility closure accruals, workers compensation accruals and self-insured health and dental claims. Actual results could differ from those estimates.

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

Land improvements.....................  10 to 25 years
Buildings.............................  30 to 40 years
Building improvements.................  5 to 30 years
Furniture and equipment...............  Varying periods not exceeding 15 years
Leasehold improvements................  The shorter of the term of the applicable leases
                                        or the useful life of the improvement

     Leased nursing home assets held under Option Agreements are stated at cost less accumulated depreciation. Provisions for depreciation are computed as outlined above.

     Maintenance and repairs are charged to expense as incurred. When property or equipment is retired or disposed, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss is included in the results of operations. Approximately $1,118,000, $395,000 and $782,000 of costs included in furniture and equipment associated with developing or obtaining internal-use software were capitalized during the years ended December 31, 2001, 2000 and 1999, respectively, and are being amortized over three years.

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

f) Goodwill and Other Intangible Assets

     Goodwill represents the cost of acquired net assets in excess of their fair market values. Amortization of goodwill and other intangible assets is computed using the straight-line method over a period of no more than forty years in connection with the acquisitions of long-term care facilities. Other intangible assets, consisting of the costs of acquiring leasehold rights are deferred and amortized over the term of the lease including renewal options. Refer to note 3 for the new accounting policy effective January 1, 2002.

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

i) Investments

     Debt service trust funds and other investment holdings, which are comprised of fixed interest securities, equity securities, and liquid money market investments, are considered to be available-for-sale and accordingly, are reported at fair value. Fair values are based on quoted market prices. Unrealized gains and losses, net of related tax effects, are reported within Accumulated Other Comprehensive Income (AOCI) as a separate component of shareholder's equity. A decline in the market value of any security below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security. The cost basis of the debt service trust funds approximates fair value. Realized gains and losses for securities classified as available-for-sale are included in the results of operations and are derived using the specific identification method for determining the cost of securities sold. Interest income is recognized when earned.

j) Revenue Recognition

     Nursing facility revenue results from the payment for services and products from federal and state-funded cost reimbursement programs as well as private pay residents. Revenues are recorded in the period in which services and products are provided at established rates less contractual adjustments. Contractual adjustments include differences between the Company's established billing rates and amounts estimated by management as reimbursable under various reimbursement formulas or contracts in effect. Estimation differences between final settlements and amounts recorded in previous years are reported as adjustments to revenues in the period such settlements are determined. Refer also to note 12.

     Assisted living facility revenue is primarily derived from private pay residents in the period in which the services are provided and at rates established by the Company based upon the services provided and market conditions in the area of operation.

k) Derivative Instruments and Hedging Activities

     In June 1998 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities." In June 2000 the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133." SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. The Company adopted SFAS No. 133 and SFAS No. 138 on January 1, 2001. In accordance with the transition provisions of SFAS 133, the Company recorded a net-of-tax cumulative-effect-type adjustment of $195,000 in AOCI to recognize at fair value all derivatives that are designated as cash-flow hedging instruments.

     All derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, the Company designates the derivative as either a hedge of the fair value of a recognized asset or liability ("fair value hedge") or a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow hedge"). The Company assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedge items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues the hedge accounting prospectively.

                       EXTENDICARE HEALTH SERVICES, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair-value hedge, along with the loss or gain on the hedged asset or liability of the hedged item that is attributable to the hedged risk are recorded in earnings. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability in cash flows of the designated hedged item.

     The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised, or because management determines that designation of the derivative as a hedging instrument is no longer appropriate. When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair-value hedge, the Company continues to carry the derivative on the balance sheet at its fair value, and no longer adjusts the hedged asset or liability for changes in fair value. In all other situations in which hedge accounting is discontinued, the Company continues to carry the derivative at its fair value on the balance sheet, and recognizes any changes in its fair value in earnings.

     For years before 2001, prior to the adoption of SFAS No. 133, the Company entered into interest rate swap agreements to reduce its exposure to market risks from changing interest rates. For interest rate swaps, the differential to be paid or received is accrued and recognized in interest expense and may change as market interest rates change. If a swap was terminated prior to its maturity, the gain or loss is recognized over the remaining original life of the swap if the item hedged remains outstanding, or immediately, if the item hedged does not remain outstanding.

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

m) Reclassifications

     Certain reclassifications have been made to the 2000 and 1999 consolidated financial statements to conform to the presentation for 2001.

3. NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations" (SFAS No. 141), and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No.
142). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 and subsequently, SFAS No. 144 after its adoption.

     The company adopted the provisions of SFAS No. 141 as of July 1, 2001, and SFAS No. 142 is effective January 1, 2002. Goodwill and intangible assets determined to have an indefinite useful life acquired in a

                       EXTENDICARE HEALTH SERVICES, INC.

3. NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

purchase business combination completed after June 30, 2001, but before SFAS No. 142 is adopted in full, are not amortized. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001, continued to amortized and tested for impairment prior to the full adoption of SFAS No. 142.

     Upon adoption of SFAS No. 142, the Company is required to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill. The Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. If an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Impairment is measured as the excess of carrying value over the fair value of intangible asset with an indefinite life. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period. Based on current market conditions, which could change in the future, management currently expects that these impairment tests will not have a material impact on the Company's consolidated financial position or results from operations.

     As of January 1, 2002 the Company has unamortized goodwill in the amount of $72.1 million and unamortized identifiable intangible assets in the amount of $5.5 million, all of which will be subject to the transition provisions of SFAS No. 142. Amortization expense related to goodwill was $2.4 million, and $2.1 million for the years ended December 31, 2001, and 2000, respectively.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company is required to adopt SFAS No. 144 on January 1, 2002.

4. IMPAIRMENT OF LONG-LIVED ASSETS AND LOSS ON DISPOSAL OF ASSETS

     In response to the implementation of Medicare Prospective Payment System
(PPS), increased litigation and insurance costs in certain states, and increased operational costs resulting from changes in legislation and regulatory scrutiny, over the past several years the Company has focused on the divestiture of under-performing nursing and assisted living facilities and the divestiture of non-core health care assets.

                       EXTENDICARE HEALTH SERVICES, INC.

4. IMPAIRMENT OF LONG-LIVED ASSETS AND LOSS ON DISPOSAL OF ASSETS (CONTINUED)

     The following summarizes the components of the loss from asset impairment, disposals and other items.

                                                               2001                   2000      1999
                                                 ---------------------------------   -------   -------
                                                 PROCEEDS NET
                                                  OF SELLING    NET BOOK
                                                    COSTS        VALUE      LOSS      LOSS      LOSS
                                                 ------------   --------    ----      ----      ----
                                                                    (IN THOUSANDS)
Loss from dispositions:
  Nursing and assisted living facilities.......    $11,296      $11,296    $    --   $ 3,134   $38,279
                                                   -------      -------
Provision for closure and loss on disposals of facilities...............    12,996     3,274     4,495
Provision for adverse development of general and professional liability costs...  10,964      --      --
Other...................................................................       286       255        --
                                                                           -------   -------   -------
Loss on disposal of assets and other items..............................    24,246     6,663    42,774
                                                                           -------   -------   -------
Loss on impairment of long-lived assets.................................     1,685    20,753    38,173
                                                                           -------   -------   -------
Total Loss..............................................................   $25,931   $27,416   $80,947
                                                                           =======   =======   =======

     The following reconciles the loss from asset impairment, disposals and other items to that reported in the cash flow statements. The provision for general and professional liability costs is removed as it is already reflected in the line item provision for self-insured liabilities as an item not involving cash.

                                                                2001       2000       1999
                                                                ----       ----       ----
                                                                      (IN THOUSANDS)
Reconciliation of loss to cash flow statements:
  Loss from asset impairment, disposals and other items.....  $ 25,931   $ 27,416   $ 80,947
  Provision for general and professional liability costs....   (10,964)        --         --
  Current taxes related to dispositions.....................        --         --    (29,000)
                                                              --------   --------   --------
  Loss on disposal and impairment per cash flow statement...  $ 14,967   $ 27,416   $ 51,947
                                                              ========   ========   ========
  Loss on disposal..........................................  $ 13,282   $  6,663   $ 13,774
  Loss on impairment........................................     1,685     20,753     38,173
                                                              --------   --------   --------
  Total per cash flow statement.............................  $ 14,967   $ 27,416   $ 51,947
                                                              ========   ========   ========
Reconciliation of cash proceeds from dispositions:
  Proceeds, net of selling costs............................  $ 11,296   $  8,517   $ 56,222
  Cash held in escrow.......................................        --         --     (3,700)
  Notes receivable..........................................    (1,793)      (875)    (4,000)
  Preferred shares..........................................    (1,904)        --         --
                                                              --------   --------   --------
  Proceeds from sale of assets in cash flow.................  $  7,599   $  7,642   $ 48,522
                                                              ========   ========   ========

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

                       EXTENDICARE HEALTH SERVICES, INC.

4. IMPAIRMENT OF LONG-LIVED ASSETS AND LOSS ON DISPOSAL OF ASSETS (CONTINUED)

     In September 2001 the Company made a formal decision to divest of its nursing facilities (but not assisted living facilities) in Texas and completed a transaction through which the Company ceased operating these facilities. This transaction resulted in the Company leasing all four owned facilities and subleasing the remaining 13 nursing facilities to a third party operator. As a result of the transaction, the Company recorded a provision of $1.7 million for impairment of these remaining Texas properties of which all related to leasehold rights and leasehold improvements on the facilities. Refer to discussion in "Loss on Disposal of Assets and Other Items".

     In December 2000 the Company made a formal decision to divest of all remaining operations in Florida and completed two transactions through which the Company leased all of its remaining operations. Both transactions resulted in providing two operators with a first right to purchase the properties within the lease term. The Company recorded a provision of $15.9 million for impairment of these remaining Florida properties which included a provision of $1.1 million for costs related to the termination of its Florida operational staff. In addition, in December 2000, the Company determined that a $4.8 million adjustment was required for non-Florida properties, resulting in a total impairment provision for 2000 (including Florida) of $20.7 million applicable to goodwill, property and equipment, of which $2.0 million related to goodwill.

     In the fourth quarter of 1999, management recorded an aggregate provision for impairment of goodwill, property and equipment of $38.2 million, of which $25.5 million related to goodwill. Of this provision, all but $3.9 million related to facilities or assets located in Florida.

Loss on Disposal of Assets and Other Items

     A loss of $24.2 million was recorded in 2001 for the disposition or closure of facilities and settlements of previously sold operations as discussed below. In September 2001, the Company transferred all nursing facilities in Texas to Senior Health Properties-Texas, Inc. ("Senior Health-Texas") resulting in a pre-tax loss of $1.8 million. In addition, the Company recorded provisions totaling $2.0 million relating to the closure and/or sale of three nursing properties. The Company made additional provisions of $20.2 million relating to previously sold operations, of which $19.0 million relates to the nursing facilities in Florida. Based on an actuarial review of resident care liability costs, the Company has recorded an $11.0 million provision related to Florida claims for years prior to 2001.

     In September 2001, the Company transferred the operations of all its Texas nursing facilities to Senior Health-Texas. The transaction involved 17 skilled nursing facilities, with a capacity of 1,421 residents, of which 13 facilities are subleased and the remainder leased on a five-year term from the Company. Senior Health-Texas will operate the subleased facilities for their remaining lease terms, one of which expired in October 2001, and the remainder expiring through February 2012. In November 2001, the landlord of the subleased nursing facility for which the lease term expired in October 2001 assumed operational responsibility for the facility and the Company is currently providing consulting services to the landlord. The annual rental income from Senior Health-Texas is approximately $3.8 million per annum, or $1.8 million in excess of the Company's current annual lease costs, and will escalate in alignment to the existing lease and in alignment with Medicaid rate increases for the owned facilities. Senior Health-Texas has the right to first refusal on the purchase of the four owned facilities.

     In April 2001, the Company completed the sale of two leased nursing properties in Florida, with capacity for 240 residents, for gross proceeds of $11.4 million. The buyer was Tandem Health Care, Inc. ("Tandem") which had operated the facilities under a lease agreement with a purchase option. Proceeds consisted of cash of $7.0 million, a $2.5 million interest-bearing five-year note and $1.9 million in cumulative dividend preferred shares, mandatorily redeemable after five years. The Company's carrying value of the two facilities was $9.2 million. Tandem continues to operate seven nursing facilities under a lease agreement with the Company,

                       EXTENDICARE HEALTH SERVICES, INC.

4. IMPAIRMENT OF LONG-LIVED ASSETS AND LOSS ON DISPOSAL OF ASSETS (CONTINUED)

with an option to purchase these facilities at any time during the lease term. The gain on sale of $2.1 million has been deferred in accordance with FASB Statement No. 66, "Accounting for Sale of Real Estate", when a significant portion of the proceeds has not been received and the ultimate determination of the gain is dependent on Tandem exercising all remaining options. The Company applied $4.0 million of the net cash proceeds to further reduce its term bank debt.

     In 2000, the Company was successful in the disposition or lease of all of its operations in Florida consisting of 32 facilities (3,427 beds) through a series of transactions, two of which involved lease agreements with operators who have an option to purchase the properties, and one in which the Company retains an interest in the properties through the contingent consideration terms of the agreement. In addition, the Company sold two formerly closed facilities. In aggregate these five transactions, along with other asset sales, resulted in cash proceeds of $37.7 million, of which $33.1 million was applied to reduce debt. The sale or lease of Florida facilities, associated costs in exiting Florida, and the loss from the disposition of the two formerly closed facilities resulted in a pre-tax loss of $4.0 million. In addition, the Company provided $1.7 million for the closure of two nursing and one assisted living facilities and $1.0 million for the disposition of other non-core assets. Total losses for 2000 resulting from the disposal of assets and other items totaled $6.7 million.

     In December 2000, the Company leased nine Florida nursing facilities (1,033 beds) to Tandem for an 18-month term. In April 2001, Tandem exercised its right to acquire two of the facilities. Tandem has options to purchase the remaining facilities at any time during the term of the leases for up to $37.0 million, less related costs and other credits that may exist at the time the option is exercised. In 2002, if Tandem holds the remaining leases to term, the Company will receive rental fees of $3.5 million and incur associated costs in respect of the leases of approximately $2.0 million. Refer to note 13.

     In December 2000, the Company leased six nursing facilities (585 beds) to Senior Health Properties-South, Inc. ("Senior Health-South") for a 60-month term. Under the terms of the transaction, Senior Health-South has an option to purchase the properties for $10.7 million. The Company will earn rental income based upon the net operating cash flow of the properties, which cannot exceed on average $2.0 million per annum and has entered into a specific services consulting agreement over the term of the lease with Senior Health-South. Under the terms of transaction, the Company has retained a commitment to fund any cash flow deficiencies for one of the six properties, which the Company anticipates would not exceed $300,000 per annum. All operations and assets, other than the land, building and equipment, were transferred to the lessees at the commencement of the leases at no cost to the lessees. Refer to note 13.

     In December 2000, the Company sold one Florida nursing facility (120 beds) for $3.8 million. Consideration was comprised of notes totaling $1.2 million (before prepayment discounts) and $2.6 million in cash, of which $932,000 is held in escrow for settlement for potential claims. The two promissory notes contain certain prepayment discounts totaling $324,000, which the Company has assumed will be exercised and therefore the sale resulted in a pre-tax loss of $2.5 million. The Company applied the net proceeds from this transaction of $1.6 million to reduce debt. In December 2001, the Company sold the two promissory notes for $825,000 in cash, which was held in escrow until January 2002.

     In September 2000, the Company disposed of eleven Florida nursing facilities (1,435 beds) and four Florida assisted living facilities (135 units) to Greystone Tribeca Acquisition L.L.C. ("Greystone") for initial cash proceeds of $30.0 million and contingent consideration in the form of a series of interest bearing notes, which have an aggregate potential value of up to $30.0 million plus interest. The notes have a maximum term of three and one half years and may be retired at any time out of the proceeds from the sale or refinancing of the facilities by Greystone. During the term of the notes, the Company retains the right of first refusal and an option to repurchase the facilities in March 2004, which if not accepted, will trigger repayment of the balance of the notes. The option to repurchase, along with the significant portion of the sales price being contingent,

                       EXTENDICARE HEALTH SERVICES, INC.

4. IMPAIRMENT OF LONG-LIVED ASSETS AND LOSS ON DISPOSAL OF ASSETS (CONTINUED)

results in the disposition being accounted for as a deferred sale in accordance with Statement of Financial Accounting Standards No. 66 (SFAS 66). There was no gain or loss recorded on the initial transaction, and the Company will continue to depreciate the fixed assets on its records, which as of December 31, 2001 had a net book value of $38.8 million and have been classified under "Other Assets" as "Assets held under Divestiture Agreement". The initial cash proceeds have been classified within "Other Long Term Liabilities" in the balance sheet as "Deposits held under Divestiture Agreement". Additional payments received, including interest, will increase the deposits net of carrying costs paid. The Company applied the net after tax proceeds from this transaction of $27.5 million to reduce debt.

     In July 2000, the Company sold one Florida nursing facility (119 beds) for $2.8 million. The sale resulted in a pre-tax gain of $940,000. The Company applied the net after tax proceeds from this transaction of $2.0 million to reduce debt.

     In May and June, 2000 the Company sold two previously closed nursing facilities for $2.0 million and $700,000 respectively resulting in pre-tax losses of $453,000 and $1.1 million, respectively. In June and October 2000, leases at two of the Company's nursing homes in Oregon (135 operational beds) expired and were not renewed. Certain equipment assets of these Oregon homes were sold for $168,000. In February 2000, the Company sold seven outpatient therapy facilities resulting in a pre-tax loss of $71,000.

     In 1999, the Company sold nine nursing facilities, six of which were in the State of Florida, and its home health operation for $62.3 million resulting in a pre-tax loss of $37.0 million and made a number of provisions for the closure of nursing facilities, additional costs related to the sale of non-core assets, and severance of non-essential personnel to result in an overall pre-tax loss of $42.8 million. The Company applied the net after-tax proceeds from these dispositions to reduce debt by approximately $44.8 million. Of the facilities sold in 1999, six were through the sale of a subsidiary in the fourth quarter, which resulted in a pre-tax loss of $35.9 million and a current tax benefit of $29.0 million relating to the recovery of prior year's taxes. In two separate transactions, the Company sold three nursing facilities resulting in a pre-tax gain of $479,000. The Company also sold its home health operation in the fourth quarter, which resulted in a loss of $1.6 million. In addition, the Company made a provision of $3.2 million for the closure of two nursing facilities and two other nursing facilities for which notice had been given not to renew the leases upon their maturities in June 2000 and September 2000. For these latter two facilities, the Company concluded operations as planned in 2000. A further provision of $2.6 million was made in 1999 for additional reserves related to the sale of non-core assets and severance of non-essential personnel.

                       EXTENDICARE HEALTH SERVICES, INC.

5. PROPERTY AND EQUIPMENT

     Property and equipment and related accumulated depreciation and amortization as of December 31 is as follows:

                                                                2001       2000
                                                                ----       ----
                                                                (IN THOUSANDS)
Land and land improvements..................................  $ 44,788   $ 48,828
Buildings and improvements..................................   551,871    555,073
Furniture and equipment.....................................    78,226     88,315
Leasehold improvements......................................    12,229     18,280
Construction in progress....................................     1,335      5,506
                                                              --------   --------
Property and equipment before accumulated depreciation and
  amortization..............................................   688,449    716,002
Less accumulated depreciation and amortization..............   210,619    208,466
                                                              --------   --------
Total property and equipment................................  $477,830   $507,536
                                                              ========   ========

6. GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill and other intangible assets consisted of the following at December 31:

                                                                2001       2000
                                                                ----       ----
                                                                (IN THOUSANDS)
Goodwill....................................................  $ 83,353   $ 83,353
Leasehold rights............................................    11,709     12,347
                                                              --------   --------
Total goodwill and intangible assets before accumulated
  amortization..............................................    95,062     95,700
Less accumulated amortization...............................    17,470     14,390
                                                              --------   --------
Goodwill, net...............................................  $ 77,592   $ 81,310
                                                              ========   ========

7. OTHER ASSETS

     Other assets consisted of the following at December 31:

                                                                2001       2000
                                                                ----       ----
                                                                (IN THOUSANDS)
Assets held under Divestiture Agreement (see note 4)........  $ 38,812   $ 41,564
Non-current accounts receivable from Medicare and Medicaid
  programs, less allowance of $15,419 in 2001 and 2000 (see
  Note 12)..................................................    36,410     37,215
Deferred financing costs, net...............................     8,314      9,740
Notes receivable............................................     6,926      4,875
Indemnification escrow......................................     3,700      3,700
Common shares held for investment...........................     3,110      2,704
Warrants held for investment................................     2,820      2,490
Preferred shares held for investment........................     1,904         --
Security deposits...........................................     1,590      1,552
Debt service and capital expenditure trust funds............       943        902
Other.......................................................     2,901      3,472
                                                              --------   --------
                                                              $107,430   $108,214
                                                              ========   ========

                       EXTENDICARE HEALTH SERVICES, INC.

7. OTHER ASSETS (CONTINUED)


                                                                2001       2000
                                                                ----       ----
                                                                (IN THOUSANDS)
Assets held under divestiture agreement:
  Land......................................................  $  3,083   $  3,083
  Building..................................................    55,527     55,519
  Furniture and equipment...................................     9,835     11,468
                                                              --------   --------
Assets held under divestiture agreement before accumulated
  depreciation and amortization.............................    68,445     70,070
                                                              --------   --------
Accumulated depreciation and amortization...................    29,633     28,506
                                                              --------   --------
Total assets held under divestiture agreement...............  $ 38,812   $ 41,564
                                                              ========   ========

     As of December 2001, the Company is pursuing settlement of a number of outstanding Medicaid and Medicare receivables, with the long-term portion included in other assets. For two specific issues totaling $22.1 million, agreement has been reached with the Fiscal Intermediary ("FI"), that should resolution not be made in early 2002, the matters will be reviewed through a mediator between the FI and the Company prior to either party proceeding to the Provider Reimbursement Review Board ("PRRB"). The two issues involve the allocation of overhead costs and a staffing cost issue.

     Accumulated amortization of deferred financing costs as of December 31, 2001 and 2000 was $8,790 and $6,707, respectively.

8. LINE OF CREDIT AND LONG-TERM DEBT

     Long-term debt consisted of the following at December 31:

                                                                2001       2000
                                                                ----       ----
                                                                (IN THOUSANDS)
Tranche A Term Loan.........................................  $ 12,681   $ 20,272
Tranche B Term Loan.........................................    60,730     63,494
Senior Subordinated Notes...................................   200,000    200,000
Revolving Credit Facility at variable interest rates........    63,000    115,000
Industrial Development Bonds, variable interest rates
  ranging from 1.70% to 6.25%, maturing through 2014,
  secured by certain facilities.............................    37,467     39,300
Promissory notes payable, interest rates ranging from 3.0%
  to 10.0%, maturing through 2008...........................     4,950      6,356
Mortgages, interest rates ranging from 7.25% to 13.61%
  maturing through 2010.....................................     6,458      6,651
Other, primarily capital lease obligations..................        61         74
                                                              --------   --------
Long-term debt before current maturities....................   385,347    451,147
Less current maturities.....................................    12,099     12,706
                                                              --------   --------
Total long-term debt........................................  $373,248   $438,441
                                                              ========   ========

     The Company entered into a syndicated bank credit agreement (the "Credit Facility") dated November 26, 1997, which provided the Company with senior secured credit facilities of up to $600 million. The Credit Facility consisted of three term loans, each in the amount of $200 million, as follows: a six-year revolving credit facility (the "Revolving Credit Facility"); a six-year term loan (the "Tranche A Term Loan"); and a seven-year term loan (the "Tranche B Term Loan"). Borrowings under the Credit Facility are secured by the outstanding common shares and various assets of the Company and each of its existing and

                       EXTENDICARE HEALTH SERVICES, INC.

8. LINE OF CREDIT AND LONG-TERM DEBT (CONTINUED)

future domestic subsidiaries. As a result of the decline in financial results, amendments to the Company's Credit Facility in the second quarter of 1999 included revisions to the financial covenants, increased interest rates and asset securitization. The Credit Facility was further amended in the first quarter of 2000 for the 1999 general provision for Medicare settlements and non-cash provisions for general and professional liability costs.

     On December 2, 1997, the Company issued $200 million of 9.35% Senior Subordinated Notes due 2007 (the "Subordinated Notes"). The Subordinated Notes are unsecured senior subordinated obligations of the Company subordinated in right of payment to all existing and future senior indebtedness of the Company, which includes all borrowings under the Credit Facility as well as all indebtedness not refinanced by the Credit Facility. At December 31, 2001, Extendicare Inc. and/or one of its wholly owned subsidiaries held $27.9 million of the Senior Subordinated Notes.

     The Revolving Credit Facility matures on December 31, 2003, at which time all outstanding borrowings are due. As part of the amendments to the Credit Facility, the Company waived its right to $25 million of the Revolving Credit Facility. The unused portion of the Revolving Credit Facility at December 31, 2001, was $74.3 million (net of letters of credit of $37.7 million and the $25.0 million unavailable portion), which is available for working capital and general corporate purposes. The Tranche A Term Loan matures on December 31, 2003 with annual repayments of $6,576 in 2002 and $6,105 in 2003, payable in quarterly installments. The Tranche B Term Loan matures on December 31, 2004 with annual repayments, payable in quarterly installments, of $983 in 2002 and $629 in 2003 with the balance of $59,118 due in 2004.

     The Company incurred charges to earnings in 2001 and 2000 from the write-off of unamortized debt issuance costs incurred in connection with the reduction of Tranche A and Tranche B borrowings resulting from the recovery of prior year taxes, and the sale of nursing facilities. Similarly, in 1999 the Company incurred the write-off of unamortized debt issuance costs resulting from proceeds of the sale of the home health operations and nine nursing facilities. The extraordinary loss realized after income taxes totaled $45,000, $442,000 and $342,000 in 2001, 2000 and 1999, respectively.

     The Revolving Credit Facility, the Tranche A Term Loan and the Tranche B Term Loan bear interest at the Company's option at rates equal to the prime rate or LIBOR, plus applicable margins, depending upon the Company's leverage ratios. Applicable margins at December 31, 2001 under the Revolving Credit Facility and Tranche A Term Loan were 1.50% for prime rate loans and 2.25% for LIBOR based borrowings. The applicable margin at December 31, 2001 under the Tranche B Term Loan was 2.25% for prime rate borrowings and 3.00% for LIBOR based borrowings. The average interest rates outstanding for the Revolving Credit Facility, Tranche A Term Loan and Tranche B Term Loan at December 31, 2001 were 4.41%, 5.16%, and 4.19%, respectively. The weighted average interest rates were 7.03% and 9.17% for amounts outstanding on the Revolving Credit Facility during 2001 and 2000, respectively. The average interest rate at December 31, 2001 and 2000 for all outstanding debt was 6.92% and 8.67%, respectively. The Company pays a commitment fee on the unused portion of the Credit Facility at an annual rate of 0.50%.

     The Company is party to two interest rate swap agreements to reduce the impact of changes in interest rates on certain of its floating rate long-term debt with two banks. The swaps effectively change the interest rates on $75 million of LIBOR-based borrowings under the Credit Facility to fixed rates ranging from 5.53% to 5.74% (average of 5.67%), plus the applicable margins. One swap agreement, with notional amount of $50 million matures on February 27, 2002 and the remaining agreement matures on February 27, 2003. The Company may be exposed to credit loss in the event of non-performance by the banks under the swap agreements but does not anticipate such non-performance.

     The Credit Facility contains a number of covenants, such as: restrictions on the payment of dividends by the Company; redemption of the Company's common stock and change of control, as defined, of the Company; as well as financial covenants, including fixed charge coverage, debt leverage, and net worth ratios.

                       EXTENDICARE HEALTH SERVICES, INC.

8. LINE OF CREDIT AND LONG-TERM DEBT (CONTINUED)

The Company is required to make mandatory prepayments of principal upon the occurrence of certain events, such as certain asset sales and certain issuances of securities. The Company is permitted to make voluntary prepayments at any time. Such prepayments may, under certain conditions, reduce the amounts available to be borrowed under the Credit Facility.

     The Company is in compliance with the financial covenants of its credit facility as of December 31, 2001. The financial covenants under this credit facility continue to become more stringent over the term of the facility. While management has a strategy to remain in compliance, there can be no assurance that the Company will meet future covenant requirements. The Company's available bank lines can be affected by its ability to remain in compliance, or if not, would depend upon management's ability to amend the covenants, or refinance the debt.

     The Revolving Credit Facility matures on December 31, 2003, at which time all outstanding borrowings are due. The Tranche A Term Loan matures on December 31, 2003 and the Tranche B Term Loan matures on December 31, 2004, and are payable in quarterly installments as follows:

                                                              TRANCHE A   TRANCHE B
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
2002........................................................   $ 6,576     $   983
2003........................................................     6,105         629
2004........................................................        --      59,118
                                                               -------     -------
                                                               $12,681     $60,730
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

     Principal payments on long-term debt due within the next five years and thereafter are as follows (dollars in thousands):

2002........................................................   $ 12,099
2003........................................................     70,597
2004........................................................     60,031
2005........................................................        920
2006........................................................        880
After 2006..................................................    240,820
                                                               --------
                                                               $385,347
                                                               ========

     Interest paid in 2001, 2000 and 1999 was $35.5 million, $47.2 million and $49.5 million, respectively.

                       EXTENDICARE HEALTH SERVICES, INC.

9. ACCRUED LIABILITIES

     Accrued liabilities consisted of the following at December 31:

                                                                2001       2000
                                                                ----       ----
                                                                (IN THOUSANDS)
Salaries and wages, fringe benefits and payroll taxes.......  $ 34,791   $ 35,635
Workers' compensation and other claims......................    10,677     15,908
Medicaid reserves...........................................     8,046      7,935
Real estate, utilities and other taxes......................     6,070      7,741
Interest....................................................     2,700      2,773
Reserves for divested operations and facility closures......     8,002      3,514
Other.......................................................    12,450     11,868
                                                              --------   --------
                                                              $ 82,736   $ 85,374
                                                              ========   ========

10. ACCRUAL FOR SELF-INSURED LIABILITIES

     The Company insures certain risks with affiliated insurance subsidiaries of Extendicare, and certain third-party insurers. The insurance policies cover comprehensive general and professional liability, property coverage, workers' compensation and employer's liability insurance in amounts and with such coverage and deductibles as the Company deems appropriate, based on the nature and risks of its business, historical experiences and industry standards. The Company also self-insures for health and dental claims, in certain states for workers' compensation and employer's liability and from January 2000, for general and professional liability claims. Self-insured liabilities with respect to general and professional liability claims are included within the Accrual for Self-Insured Liabilities. The Company's accrual for self-insured health and dental claims, and workers' compensation are included within note 9.

     Management regularly evaluates the appropriateness of the carrying value of the self-insured liability through an independent actuarial review. Of the risks for which the Company self-insures, general and professional liability claims are the most volatile and significant. Management's estimate of the accrual for general and professional liability costs is significantly influenced by assumptions, which are limited by the uncertainty of predictions concerning future events, and assessments regarding expectations of several factors. Such factors include, but are not limited to: the frequency and severity of claims, which can differ materially by jurisdiction in which the Company operates; coverage limits of third-party reinsurance; the effectiveness of the claims management process; and uncertainty regarding the outcome of litigation.

     In 2000, the Company experienced adverse claims development resulting in an increase in the accrual for self-insured liabilities. Consequently, as of January 1, 2000 the Company's per claim retained risk increased significantly for general and professional liability coverage mainly due to the level of risks associated with Florida and Texas operations. In 2001, the Company no longer operated nursing and assisted living facilities in the State of Florida and as of October 1, 2001 ceased nursing operations in the State of Texas, thereby reducing the level of exposure to future potential litigation in these litigious states. However, as a result of an increase in the frequency and severity of claims the Company recorded an additional $11.0 million provision (refer to note
4) to increase its accrual for resident care liability in the third quarter of 2001. This additional accrual was based upon an independent actuarial review and was largely attributable to potential claims for incidents in Florida and Texas prior to the Company's cessation of operations in those states. Changes in the Company's level of retained risk, and other significant assumptions that underlie management's estimates of self-insured liabilities, could have a material effect on the future carrying value of the self-insured liabilities as well as the Company's operating results and liquidity.

                       EXTENDICARE HEALTH SERVICES, INC.

11. OTHER LONG-TERM LIABILITIES

     Other long-term liabilities consisted of the following at December 31:

                                                                2001       2000
                                                                ----       ----
                                                                (IN THOUSANDS)
Deposits held under Divestiture Agreement (see note 4)......  $ 30,000   $ 30,000
Deferred compensation.......................................     5,487      5,686
Indemnification escrow relating to sold facilities..........     3,700      3,700
Other.......................................................     4,831      1,330
                                                              --------   --------
Total other long-term liabilities...........................  $ 44,018   $ 40,716
                                                              ========   ========

     As noted in note 4, the Company disposed of eleven Florida nursing facilities (1,435 beds) and four Florida assisted living facilities (135 units) to Greystone for initial cash proceeds of $30.0 million and contingent consideration in the form of a series of interest bearing notes which have an aggregate potential value of up to $30.0 million plus interest. The disposition is being accounted for as a deferred sale in accordance with SFAS 66 and therefore, the initial cash proceeds have been classified as "Deposits held under the Divestiture Agreement". Greystone has not sold or refinanced the properties and therefore has not triggered the determination and payment of the contingent notes.

     The Company maintains an unfunded deferred compensation plan offered to all corporate employees defined as highly compensated by the Internal Revenue Service Code in which participants may defer up to 10% of their base salary. The Company will match up to 50% of the amount deferred. The Company also maintains non-qualified deferred compensation plans covering certain executive employees. Expense incurred for Company contributions under such plans were $278,000, $91,000 and $565,000 in 2001, 2000 and 1999, respectively.

     The Company maintains defined contribution retirement 401(k) savings plans, which are made available to substantially all of the Company's employees. The Company pays a matching contribution of 17% to 25% of every qualifying dollar contributed by plan participants, net of any forfeitures. Expenses incurred by the Company related to the 401(k) savings plans were $1.3 million, $1.4 million and $1.0 million in 2001, 2000 and 1999, respectively. The Company also maintains a money purchase plan for three facilities in which the Company pays amounts based upon the plan participants worked hours and an agreed fixed hourly rate. Expenses incurred by the Company related to the money purchase plan were $54,000, $65,000 and $45,000 in 2001, 2000 and 1999, respectively.

12. REVENUES

     The Company derived approximately 24%, 24% and 22% of its revenues from services provided under various federal (Medicare) and approximately 51%, 51% and 50% of its revenues from services provided under various state (Medicaid) medical assistance programs in 2001, 2000 and 1999, respectively. The Medicare program and most state Medicaid programs pay each participating facility on a prospectively-set per diem rate for each resident, which is based on the resident's acuity. Most Medicaid programs fund participating facilities using a case-mix system, paying prospectively set rates. Prior to 1999, the Medicare program was a cost-based reimbursement program.

a) Balanced Budget Act and the Prospective Payment System

     The Balanced Budget Act ("BBA"), signed into law in August 1997, made numerous changes to the Medicare and Medicaid programs. With respect to the Medicare program, the BBA established a Prospective Payment System (PPS) for skilled nursing facility funding certified under the Medicare program. All of the Company's skilled nursing facilities were funded under the provisions of the BBA during 1999 and 2000. The

                       EXTENDICARE HEALTH SERVICES, INC.

12. REVENUES (CONTINUED)

PPS establishes a Federal per diem rate for virtually all covered services and the provisions of the BBA provided that for skilled nursing facilities in operation prior to 1996, the federal per diem rate would be phased in over a four-year period. In November 1999, the Balanced Budget Relief Act ("BBRA") was passed to allow each skilled nursing facility to apply to adopt the full federal rate effective January 1, 2000 or to continue to phase in to the federal rate over the next three years. An evaluation was completed by the management of the Company, to determine the skilled nursing facilities that would benefit from adoption of the full federal rate, and where appropriate the Company applied and later received approval to have these facilities placed on the full federal rate. Effective January 2002, all skilled nursing facilities are reimbursed at the full federal rate.

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

b) Balanced Budget Refinement Act of 1999 ("BBRA") and Benefits Improvement and Protection Act of 2000 ("BIPA")

     As a result of the industry coming under financial pressure due to the implementation of PPS and other BBA of 1997 provisions, Congress passed two acts to provide some relief to the industry, namely the BBRA of 1999 and the BIPA of 2000. These laws contained additional funding provisions to assist providers as they adjusted to PPS for an interim period. The BBRA of 1999 increased the rate by 20% for 15 Resource Utilization Groups III ("RUGs") categories identified as having intensity non-therapy ancillary services deemed to be underfunded. The BBRA of 1999 also provided for a 4% increase to all RUGs categories on October 1, 2000. The BIPA of 2000 increased the nursing component of the federal rate by 16.66% and replaced the 20% add-on to the three RUGs categories with a 6.7% add-on for all 14 rehabilitative RUGs categories. As outlined in Note 19, certain funding enhancements contained within the BBRA of 1999 and BIPA of 2000 are scheduled to sunset on September 30, 2002 and others may not continue, subject to a rebasing of RUGs categories by The Centers for Medicare and Medicaid Services ("CMS", formerly the Health Care Financing Administration, or
HCFA). CMS is the government agency that administers the Medicare program and, at the present time CMS has made no formal announcements regarding the timing or methodology of any RUGs refinements. Nor has the Congress of the United States made a formal announcement on the extension of the BBRA of 1999 or BIPA of 2000 funding beyond the expiration.

c) Provision (Recovery) for Outstanding Medicare Receivable

     In the normal course of business, the Company has ongoing discussions with its FI regarding the treatment of various items related to prior years' cost reports. Normally items are resolved during the audit process and no provisions are required. For items involving differences of opinion between the Company and the FI regarding cost report methods, such items can be settled through a formal appeal process. Should this occur, a general provision for Medicare receivables may be provided for disagreements, which result in the provider filing an appeal with the Provider Reimbursement Review Board (PRRB) of the CMS.

     During 1999, the FI notified the Company of several adjustments for services rendered from 1995 through 1998. In the fourth quarter of 1999, the Company made a decision to file a formal appeal to the PRRB and based upon this decision, a general provision of $27.4 million was recorded as a reduction of revenues in 1999. In April 2000, the PRRB heard the Company's first appeal involving the reimbursement of workers' compensation costs and during September 2000, issued a decision that supported the Company's position. In December 2000, the Administrator for CMS confirmed the PRRB's decision resulting in a favorable settlement of $12.4 million, including a recovery recorded in revenue of $10.3 million of the general provision recorded in 1999. In addition, the Company reached a settlement on another staffing cost issue

                       EXTENDICARE HEALTH SERVICES, INC.

12. REVENUES (CONTINUED)

resulting in a recovery of $2.4 million including a recovery of $1.7 million of the general provision recorded in 1999. In total, a recovery of $12.0 million before tax was recorded in 2000 relating to the general provision recorded in 1999.

     Other adjustments relating to prior years' estimated settlements, including Medicare waiver requests set out above, increased revenues by $1.9 million in 1999.

d) Accounts receivable

     The Company had approximately 25%, 30% and 29% as of December 31, 2001, 2000 and 1999, respectively, in accounts receivable derived from services provided under various federal (Medicare) programs and 38%, 36% and 34% as of the same dates derived from services provided under various state (Medicaid) medical assistance programs. The differences between revenues derived under third-party payor programs and amounts received as payments are reflected as accounts receivable when revenue is greater than payments received or as accrued liabilities when payments have exceeded revenues that the Company ultimately expects to be realized. Accounts receivable at December 31, 2001 and 2000, which are expected to be substantially collected within one year, include estimated settlements from third-party payors of $11.8 million and $15.6 million, respectively.

13. LEASE COMMITMENTS

     As a lessee, the Company, at December 31, 2001, was committed under non-cancelable operating leases requiring future minimum rentals as follows (dollars in thousands):

2002........................................................  $ 12,169
2003........................................................     9,397
2004........................................................     8,987
2005........................................................     8,865
2006........................................................     6,325
After 2006..................................................    33,208
                                                              --------
Total minimum payments......................................  $ 78,951
                                                              ========

     Operating lease costs were $14.6 million, $18.0 million and $18.8 million in 2001, 2000 and 1999, respectively. These leases expire on various dates extending to the year 2013 and in many cases contain renewal options.

     As a lessor, at December 31, 2001 the Company leases 17 nursing properties (1,862 beds) to three unrelated operators in Florida and in Texas under the terms outlined in note 4. The Company will record future revenues as operating leases and all operators have an option to purchase the facilities during the term. The lease of seven nursing properties in Florida to Tandem expires in June 2002 and the current annual rental income is $7.0 million. The lease of six nursing properties to Senior Health-South expires in December 2005, and the Company earns rental income (based upon the net operating cash flow of the properties) which on average cannot exceed $2.0 million per annum. Rental income earned during 2001 totaled $467,000. Senior Health-Texas leases four nursing properties for a term which expires in October 2006, and subleases another 12 properties until February 2012, all in the state of Texas. The annual rental income is $3.8 million or $1.8 million in excess of the Company's annual lease cost. The cost and accumulated depreciation of facilities

                       EXTENDICARE HEALTH SERVICES, INC.

13. LEASE COMMITMENTS (CONTINUED)

under operating lease arrangements included in Property and Equipment (refer to note 5) as of December 31, 2001 is as follows:

                                                              (IN THOUSANDS)
                                                              --------------
Land and land improvements..................................     $ 10,910
Buildings and improvements..................................       50,677
Furniture and equipment.....................................       15,072
                                                                 --------
Total property and equipment before accumulated depreciation
  and amortization..........................................       76,659
Less accumulated depreciation and amortization..............       32,374
                                                                 --------
Total property and equipment, net...........................     $ 44,285
                                                                 ========

14. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Objectives and Strategies

     The Company uses variable-rate long-term debt to finance its operations. These debt obligations expose the Company to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases.

     Management believes that it is prudent to limit the variability of a portion of its interest payments and therefore hedges a portion of total variable-rate debt. To meet this objective, management has entered into interest rate swaps. These swaps change the variable-rate cash flow exposure on variable-rate long-term debt to fixed-rate cash flows. Under the interest rate swaps, the Company receives variable interest rate payments and makes fixed interest rate payments.

     The Company does not enter into derivative instruments for any purpose other than cash flow hedging purposes. The Company does not speculate using derivative instruments.

Risk Management Policies

     The Company assesses interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The Company maintains risk management control systems to monitor interest rate cash flow risk attributable to both the Company's outstanding or forecasted debt obligations as well as the Company's offsetting hedge positions. The risk management control systems involve the use of analytical techniques, including cash flow sensitivity analysis, to estimate the expected impact of changes in interest rates on the Company's future cash flows.

Quantitative Disclosures

     As of May 29, 2001, $25 million in interest rate swaps maturing February 27, 2003 were terminated in exchange for a cash payment of $0.5 million. This amount will be amortized to interest expense over the remaining term of the swap.

     As of December 31, 2001, the Company has interest rate swaps (used to hedge variable-rate cash flow exposure on variable-rate long-term debt) with notional amounts of $50 million maturing in February 2002 and $25 million maturing in February 2003.

     Interest expense for 2001 includes $22,000 in net gains representing the cash flow hedge's ineffectiveness arising from differences between the terms of the interest rate swap and the hedged debt obligation.

                       EXTENDICARE HEALTH SERVICES, INC.

14. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (CONTINUED)

     Changes in the fair value of interest rate swaps designated as hedging instruments of the variability of cash flows associated with floating-rate, long-term debt obligations are reported as AOCI as a component of Shareholder's Equity. These amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings.

     The impact as of January 1, 2001 arising from the adoption of the standards (relating to the fair value of interest rate swaps) was an increase of $0.2 million in other long-term liabilities and a decrease of $0.2 million in AOCI.

     As of December 31, 2001, the fair value of the interest rate swaps designated as hedging instruments is a liability recorded in other long-term liabilities of $1.4 million and the loss charged to AOCI (net of income tax effect) for 2001 is $1.1 million.

     During the year ending December 31, 2002, approximately $1.0 million of losses in AOCI (net of income tax effect) related to the interest rate swaps are expected to be reclassified into interest expense as a yield adjustment of the hedged debt obligation.

15. COMMITMENTS AND CONTINGENCIES

Capital Expenditures

     The Company as of December 31, 2001 had capital expenditure purchase commitments outstanding of approximately $5.4 million.

Insurance

     The Company insures certain risks with affiliated insurance subsidiaries of Extendicare. The cost of general and professional liability insurance premiums was the most significant insurance expense charged to the Company by the affiliates. In 2000 and 1999, the premiums charged to the Company for this general and professional liability coverage increased significantly due to adverse claims development experienced by the affiliates. Refer to note 9.

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

Omnicare Preferred Provider Agreement

     In 1998, the Company disposed of its pharmacy operations to Omnicare, Inc. In addition, the Company entered into a Preferred Provider Agreement, the terms of which enabled Omnicare to execute Pharmacy Service Agreements and Consulting Service Agreements with all of the Company's skilled nursing facilities. Under the terms of the agreement, the Company secured "per diem" pricing arrangements for pharmacy supplies for the first four years of the Agreement, which period expires December 2002. The Preferred Provider Agreement contains a number of provisions which involve sophisticated calculations to determine the "per diem" pricing during this first four-year period. Under the "per diem" pricing arrangement, pharmacy costs fluctuate based upon occupancy levels in the facilities. The "per diem" rates were established assuming a

                       EXTENDICARE HEALTH SERVICES, INC.

15. COMMITMENTS AND CONTINGENCIES (CONTINUED)

declining "per diem" value over the initial four years of the contract to coincide with the phase-in of the Medicare PPS rates. Omnicare has subsequently asserted that "per diem" rates for managed care and Medicare beneficiaries are subject to an upward adjustment based upon a comparison of per diem rates to pricing models based on Medicaid rates.

     In 2001, the Company and Omnicare brought two matters to arbitration, neither of which involves material financial amounts. The first issue related to select pricing issues in one state which was resolved by settlement between the parties. The parties are in the process of resolving the remaining issue, which is related to the legal interpretation of the Medicaid adjustment provisions, and the impact of this provision on "per diem" pricing for managed care residents during 2001 and 2002. Omnicare has indicated that it intends to make similar claims for Medicare residents for a similar time period. Provisions for settlement of the claims are included within the financial statements. The Company believes it has interpreted and has complied with the terms of the Preferred Provider Agreement; however, there can be no assurance that other claims will not be made with respect to the agreement.

Option to Purchase

     The Company exercised its right to purchase seven nursing facilities in the States of Ohio and Indiana prior to the expiration of the lease in September 2000. Since this date, the Company continues to lease and operate the facilities in good faith and has held on-going negotiations with the landlord to conclude issues involved in completing the transaction. Negotiations have to date not resolved all issues to complete the transaction and may require arbitration to conclude. The Company believes it has complied fully with the terms of the option and believes that settlement of outstanding issues can be resolved, however, there is no assurance that the transaction will be completed. Should the matters be resolved, approximately $6.4 million of the purchase price would be paid in cash. As of December 31, 2001 the Company had $4.2 million in leasehold improvements and equipment relating to these facilities.

Contingent Consideration

     The Company received $30.0 million in initial cash proceeds and hold contingent consideration in the form of a series of interest-bearing notes, which have an aggregate potential value of up to $30.0 million plus interest. Refer to note 4 for further details. As of December 31, 2001, Greystone has not sold or refinanced any of the nursing properties and therefore has not triggered the determination of the value of the notes and interest or payment of the notes.

16. TRANSACTIONS WITH SHAREHOLDER AND AFFILIATES

     The following is a summary of the Company's transactions with Extendicare and its affiliates in 2001, 2000 and 1999:

Insurance

     The Company insures certain risks with affiliated insurance subsidiaries of Extendicare. The cost of general and professional liability premiums was the most significant insurance expense charged to the Company by the affiliates. In 2001, 2000 and 1999, the premiums charged to the Company for this general and professional liability coverage increased significantly, due to the adverse claims development experienced by the affiliates. The consolidated statements of operations for 2001, 2000 and 1999 include intercompany insurance premium expenses of $5.7 million, $20.7 million and $13.9 million, respectively. These figures are net of favorable actuarial adjustments for prior years under its retroactively-rated workers' compensation coverage in the amounts of $0.9 million, $1.3 million and $1.9 million in 2001, 2000 and 1999, respectively. As

                       EXTENDICARE HEALTH SERVICES, INC.

16. TRANSACTIONS WITH SHAREHOLDER AND AFFILIATES (CONTINUED)

noted within note 10, the Company's departure from the State of Florida and the State of Texas will likely reduce future general and professional liability coverage expenditures.

Computer Services

     In January 2001, the Company established a formal agreement for computer hardware and software support services with an affiliated subsidiary of Extendicare. The annual cost of services was $6.5 million and resulted in savings to the Company of approximately $2.3 million in 2001.

Leases

     In 1999, the Company entered into a capital lease relating to computer equipment with an affiliated subsidiary of Extendicare. In the first quarter of 2000, the Company exercised its option to purchase the equipment for $1.3 million. The consolidated statement of operations includes interest expense of $110,000 and $319,000 related to this lease for 2000 and 1999, respectively.

Other Payables

     At December 31, 2001, 2000 and 1999 the Company had a non-interest bearing payable with no specific due date to a subsidiary company of Extendicare of $3.5 million as of all dates.

Due to Shareholders and Affiliates

     Transactions affecting these accounts were general and professional liability insurance charges, accrued liability claims from an affiliate and working capital advances to an affiliate in 2001, 2000 and 1999, and charges (payments) from (to) shareholder and affiliates for income taxes in each of the three years.

Capital and Other Transactions

     During 2001 and 2000, Extendicare and/or one of its wholly-owned subsidiaries acquired $19.0 million and $8.9 million, respectively of the Company's Senior Subordinated Notes. As of December 31, 2001, Extendicare and/or one of its wholly-owned subsidiaries held $27.9 million (14.0%) of the outstanding Senior Subordinated Notes.

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

     Total income taxes for the years ended December 31, 2001, 2000 and 1999 were allocated as follows:

                                                         2001       2000       1999
                                                         ----       ----       ----
                                                               (IN THOUSANDS)
Loss from continuing operations......................  $(12,482)  $(27,667)  $(52,841)
Extraordinary item...................................       (30)      (257)      (240)
Shareholders' equity for
  unrealized gain or (loss) on investments...........       295        925     (2,185)
  unrealized loss on cash flow hedges................      (596)        --         --
                                                       --------   --------   --------
                                                       $(12,813)  $(26,999)  $(55,266)
                                                       ========   ========   ========

                       EXTENDICARE HEALTH SERVICES, INC.

17. INCOME TAXES (CONTINUED)

     The income tax expense (benefit) on losses before extraordinary item consists of the following for the year ended December 31:

                                                         2001       2000       1999
                                                         ----       ----       ----
                                                               (IN THOUSANDS)
Federal:
  Current............................................  $     --   $(14,507)  $(42,729)
  Deferred...........................................   (13,193)   (12,184)    (9,225)
                                                       --------   --------   --------
Total Federal........................................   (13,193)   (26,691)   (51,954)
State:
  Current............................................       544        294      2,736
  Deferred...........................................       167     (1,270)    (3,623)
                                                       --------   --------   --------
Total State..........................................       711       (976)      (887)
                                                       --------   --------   --------
Total income tax benefit.............................  $(12,482)  $(27,667)  $(52,841)
                                                       ========   ========   ========

     The differences between the effective tax rates on earnings before provision for income taxes and the United States Federal income tax rate are as follows:

                                                              2001    2000    1999
                                                              ----    ----    ----
Statutory Federal income tax rate...........................  35.0%   35.0%   35.0%
Increase (reduction) in tax rate resulting from:
  State income taxes, net of Federal income tax benefit.....   0.8     0.8     0.4
  Goodwill and other items..................................  (2.9)   (1.5)   (1.5)
  Impairment of long-lived assets...........................    --      --    (6.8)
  Increase in valuation allowance...........................  (3.1)     --      --
  Recovery of prior year's taxes............................    --      --    19.1
  Work opportunity credit...................................   1.4     0.6     0.5
  Other, net................................................    --    (1.3)   (3.8)
                                                              ----    ----    ----
Effective tax rate..........................................  31.2%   33.6%   42.9%
                                                              ====    ====    ====

     The Company received payments of $22.5 and $47.3 million for federal income taxes from its U.S. parent in 2001 and 2000, respectively. The Company made payments of $24.5 million for federal income taxes to its U.S. parent in 1999.

                       EXTENDICARE HEALTH SERVICES, INC.

17. INCOME TAXES (CONTINUED)

     The components of the net state deferred tax assets and liabilities as of December 31 are as follows:

                                                               2001     2000
                                                               ----     ----
                                                              (IN THOUSANDS)
Deferred tax assets:
  Employee benefit accruals.................................  $1,473   $1,516
  Accrued liabilities.......................................   3,695    2,642
  Accounts receivable reserves..............................   1,310    1,819
  Operating loss carryforwards..............................   6,354    4,819
  Other assets..............................................   1,648    1,396
                                                              ------   ------
  Subtotal..................................................  14,480   12,192
  Valuation allowance.......................................   6,944    4,149
                                                              ------   ------
       Total deferred tax assets............................   7,536    8,043
Deferred tax liabilities:
  Depreciation..............................................   5,777    6,239
  Goodwill..................................................     465      389
  Leasehold rights..........................................     285      349
  Miscellaneous.............................................   1,009      861
                                                              ------   ------
       Total deferred tax liabilities.......................   7,536    7,838
                                                              ------   ------
Net deferred tax assets.....................................  $   --   $  205
                                                              ======   ======

     The Company paid state income taxes of $326,000, $98,000 and $4.8 million in 2001, 2000 and 1999, respectively. As of December 31, 2001 the Company had $95.8 million of total net operating loss carry forwards available for state income tax financial reporting purposes which expire from 2002 to 2021. Because the realizability of these losses is uncertain, the operating loss carry forwards are offset by a valuation allowance.

     The valuation allowance for state deferred tax assets as of December 31, 2001 and 2000 was $6.9 million and $4.1 million, respectively. The net change in the total valuation allowance for the years ended December 31, 2001 and 2000 was an increase of $2.8 million and an increase of $3.2 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the valuation allowances.

                       EXTENDICARE HEALTH SERVICES, INC.

18. COMPREHENSIVE INCOME

     The accumulated balances for each classification of comprehensive income are as follows:

                                                                                ACCUMULATED
                                                UNREALIZED GAINS                   OTHER
                                                  (LOSSES) ON      CASH FLOW   COMPREHENSIVE
                                                   SECURITIES       HEDGES        INCOME
                                                ----------------   ---------   -------------
Balance at December 31, 1998..................      $   187         $    --       $   187
Net current period change.....................       (3,277)                       (3,277)
                                                    -------         -------       -------
Balance at December 31, 1999..................       (3,090)             --        (3,090)
Net current period change.....................        1,387                         1,387
                                                    -------         -------       -------
Balance December 31, 2000.....................       (1,703)             --        (1,703)
Cumulative effect of change in accounting for
  hedging activities..........................           --            (913)         (913)
Net current period change.....................          441            (192)          249
                                                    -------         -------       -------
Balance at December 31, 2001..................      $(1,262)        $(1,105)      $(2,367)
                                                    =======         =======       =======

     The related tax effects allocated to each component of other comprehensive income are as follows:

                                                     BEFORE-TAX   TAX (EXPENSE)   NET-OF-TAX
                                                       AMOUNT      OR BENEFIT       AMOUNT
                                                     ----------   -------------   ----------
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising during
     the period....................................   $   736         $(295)       $   441
                                                      -------         -----        -------
Cash flow hedges:
  Cumulative effect of a change in accounting for
     derivative instruments and hedging
     activities....................................    (1,405)          492           (913)
  Net derivative gains (losses)....................      (296)          104           (192)
                                                      -------         -----        -------
  Net current period change........................    (1,701)          596         (1,105)
                                                      -------         -----        -------
Other comprehensive income (loss)..................   $  (965)        $ 301        $  (664)
                                                      =======         =====        =======

19. UNCERTAINTIES AND CERTAIN SIGNIFICANT RISKS

     The Company's earnings are highly contingent on Medicare and Medicaid funding rates, and the effective management of staffing and other costs of operations which are strictly monitored through State and Federal regulatory authorities. The Company is unable to predict whether the federal or any state government will adopt changes in their reimbursement systems, or if adopted and implemented, what effect such initiatives would have on the Company. Limitations on Medicare and Medicaid reimbursement for health care services are continually proposed. Changes in applicable laws and regulations could have an adverse effect on the levels of reimbursement from governmental, private and other sources.

     As outlined in Note 12 (b), the incremental Medicare relief packages received from BBRA and BIPA provide a total $2.7 billion in temporary Medicare funding enhancements to the long-term care industry. The funding enhancements implemented by the BBRA and BIPA fall into two categories. The first category is "Legislative Add-ons" which included the 16.66% add-on to the nursing component of the RUGs rate and the 4% base adjustment. The Legislative Add-ons are currently scheduled to sunset on September 30, 2002. Currently, no legislation has been introduced in the United States Congress, nor have recommendations been made by CMS to continue this funding. The second category is "RUGs Refinements" which involved an initial 20% add-on for 15 RUGs categories identified as having high intensity, non-therapy ancillary services (later redistributed the 20% add-ons from 3 RUGs categories to 14 Rehab categories at 6.7%). The RUGs

                       EXTENDICARE HEALTH SERVICES, INC.

19. UNCERTAINTIES AND CERTAIN SIGNIFICANT RISKS (CONTINUED)

Refinements continue until such time as CMS refines the RUGs categories. The Company has estimated the average per diem effect of the Legislative Add-ons to be $31.00 and RUGs Refinements to be $25.00. The amount of incremental Medicare funding related to the Legislative Add-ons and RUGs Refinements is estimated to be $16.0 million and $13.0 million, respectively. A decision to discontinue all or part of the enhancement could have a significant impact on the Company.

     Through the divestiture program in Texas and Florida, the Company has assumed notes and preferred shares from the purchasers and retained ownership of certain nursing home properties. In aggregate, as of December 31, 2001, the Company has $8.8 million in notes and preferred shares and owns $44.3 million in nursing home properties in Texas and Florida. In 2001, the Company earned $5.3 million in annual management and consulting fees from unrelated long-term operators. As a result, the earnings and cash flow of the Company can be influenced by the financial stability of these unrelated long-term operators.

     The Company has $70.3 million in accruals for self-insured liabilities as of December 31, 2001. Though the Company has been successful in exiting from the two litigious states of Texas and Florida and limiting future exposure to general liability claims in these states, the timing and eventual settlement costs for these claims cannot be precisely defined.

     The Company has a high level of indebtedness with debt service obligations totaling $385.3 million in borrowings at December 31, 2001 representing 63.4% of total capitalization, compared to a similar ratio of 64.0% at December 31, 2000. As a result, the degree to which the Company is leveraged could have important consequences, including, but not limited to the following:

     1. A substantial portion of the Company's cash flow from operations would be dedicated to the payment of principal and interest on the Company's indebtedness, thereby reducing the funds available for other purposes;

     2. The Company's ability to obtain additional financing within its current Credit Facility for working capital, capital expenditures, acquisitions or other purposes may be limited;

     3. Certain of the Company's borrowings are at variable rates of interest, which exposes the Company to the risk of higher interest rates.

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

     The Company is in compliance with the financial covenants of its Credit Facility as of December 31, 2001. The financial covenants under this credit facility continue to become more stringent over the term of the facility. While management has a strategy to remain in compliance, there can be no assurance that the Company will meet future covenant requirements. The Company's available bank lines can be affected by its ability to remain in compliance, or if not, would depend upon management's ability to amend the covenant or refinance the debt.

                       EXTENDICARE HEALTH SERVICES, INC.

20. DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

     The estimated fair values of the Company's financial instruments at December 31 are as follows:

                                                     2001                    2000
                                             ---------------------   ---------------------
                                             CARRYING   ESTIMATED    CARRYING   ESTIMATED
                                              VALUE     FAIR VALUE    VALUE     FAIR VALUE
                                             --------   ----------   --------   ----------
                                                           (IN THOUSANDS)
Non-current accounts receivable............  $ 36,410    $ 35,173    $ 37,215    $ 34,644
Other assets...............................    21,575      21,575      17,213      17,213
Interest rate swaps (liability)............     1,403       1,403          --         216
Long-term debt.............................   385,347     383,902     451,147     461,710
Deferred compensation......................     5,487       5,487       5,686       5,686
Other long-term liabilities................     4,831       4,831       1,330       1,330
Long-term due to affiliate.................     3,484       3,484       3,484       3,484

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

     The fair value of the interest rate swaps from various financial institutions is based on the quoted market prices as provided by the financial institutions which are counter-parties to the swaps.

     The fair value of long-term debt is estimated based on approximate borrowing rates currently available to the Company for debt equal to the existing debt maturities. For other long-term liabilities, principally refundable escrows, it is not practicable to estimate fair value.

21. SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of the quarterly results of operations for the years ended December 31, 2001 and 2000 (in thousands):

                                                                  2001
                                          ----------------------------------------------------
                                            1ST        2ND        3RD        4TH       TOTAL
                                            ---        ---        ---        ---       -----
Total revenues..........................  $193,432   $200,789   $204,025   $195,861   $794,107
                                          ========   ========   ========   ========   ========
Loss on impairment of long-lived
  assets................................  $     --   $     --   $ (1,685)  $     --   $ (1,685)
Loss on disposal of assets and other
  items.................................    (1,409)    (6,435)   (16,402)        --    (24,246)
Earnings (loss) before provision for
  income taxes and extraordinary
  items.................................   (10,430)   (10,897)   (23,338)     4,733    (39,932)
Provision (benefit) for income taxes....    (3,679)    (2,198)    (9,249)     2,644    (12,482)
                                          --------   --------   --------   --------   --------
Earnings (loss) before extraordinary
  items.................................    (6,751)    (8,699)   (14,089)     2,089    (27,450)
Extraordinary items.....................        --        (45)        --         --        (45)
                                          --------   --------   --------   --------   --------
Net earnings (loss).....................  $ (6,751)  $ (8,744)  $(14,089)  $  2,089   $(27,495)
                                          ========   ========   ========   ========   ========

                       EXTENDICARE HEALTH SERVICES, INC.

21. SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)


                                                                  2000
                                          ----------------------------------------------------
                                            1ST        2ND        3RD        4TH       TOTAL
                                            ---        ---        ---        ---       -----
Total revenues..........................  $227,890   $232,119   $230,110   $232,950   $923,069
                                          ========   ========   ========   ========   ========
Loss on impairment of long-lived
  assets................................  $     --   $     --   $     --   $(20,753)  $(20,753)
Gain (loss) on disposal of assets and
  other items...........................      (195)    (1,531)       940     (5,877)    (6,663)
Loss before provision for income taxes
  and extraordinary items...............   (16,445)   (11,775)   (21,534)   (32,592)   (82,346)
Benefit from income taxes...............    (5,923)    (3,892)    (7,786)   (10,066)   (27,667)
                                          --------   --------   --------   --------   --------
Loss before extraordinary items.........   (10,522)    (7,883)   (13,748)   (22,526)   (54,679)
Extraordinary items.....................        --         --       (436)        (6)      (442)
                                          --------   --------   --------   --------   --------
Net loss................................  $(10,522)  $ (7,883)  $(14,184)  $(22,532)  $(55,121)
                                          ========   ========   ========   ========   ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the names, ages and positions of certain key executive officers of Extendicare Inc., effective March 1, 2002:

NAME                                   POSITION                                                  AGE
----                                   --------                                                  ---
Mel Rhinelander......................  President and Chief Executive Officer                     51
Mark W. Durishan.....................  Vice President, Finance and Chief Financial Officer       53
Philip W. Small......................  Senior Vice President, Strategic Planning and
                                       Investor Relations                                        45

DIRECTORS AND EXECUTIVE OFFICERS

     Set forth below are the names, positions and ages of the directors and executive officers of the Company effective March 1, 2002:

Mel Rhinelander......................  Chairman and Chief Executive Officer                      51
John G. McLaughlin...................  President and Chief Operating Officer                     54
Mark W. Durishan.....................  Vice President, Chief Financial Officer, Treasurer and
                                       Director                                                  53
Richard L. Bertrand..................  Senior Vice President, Development                        53
Philip W. Small......................  Senior Vice President, Strategic Planning and Investor
                                       Relations and Director                                    45
Roch Carter..........................  Vice President, General Counsel and Assistant Secretary   62
Douglas J. Harris....................  Vice President and Controller                             46
L. William Wagner....................  Vice President, Human Resources                           53

     Mel Rhinelander, Mark Durishan and Phil Small are the directors of the Company. They receive no compensation in this directorship role. The respective terms of office of the directors of the Company are for three years and until their respective successors are elected. All executive officers of Extendicare and the Company serve at the discretion of the respective board of directors of such corporations. Messrs. Rhinelander, Small and Durishan do not hold directorships in any company outside of the Extendicare group of companies.

     MEL RHINELANDER has been with the Extendicare group of companies since 1977 and has served in a number of senior positions. In August 2000, he was appointed Chief Executive Officer of Extendicare Inc., following his appointment as President in August 1999. Mr. Rhinelander was elected to the Extendicare Inc. Board of Directors in May 2000. He has been an officer of the Company since 1989 and a Director since 1998. In December 1999, he was appointed Chief Executive Officer of the Company and in August 2000 he was appointed Chairman of the Company. In addition, he serves as Chief Executive Officer of Extendicare (Canada) Inc.

     JOHN G. MCLAUGHLIN joined the Company in 1999 as President. Prior to his appointment with the Company, Mr. McLaughlin served as President of Extendicare (Canada) Inc., and had previously served in a number of roles since joining Extendicare (Canada) Inc. in 1984. Mr. McLaughlin has over 29 years of experience in the healthcare industry.

     MARK W. DURISHAN joined Extendicare Inc. and the Company in August 1999 in his current position. Prior to that, Mr. Durishan served with Blue Cross and Blue Shield of Minnesota as Senior Vice-President for Finance and Operations from 1995 to 1998; and from 1991 to 1995, held the position of Chief Financial Officer of Graduate Health System of Philadelphia, a healthcare corporation encompassing seven hospitals, a 100,000-member HMO, a captive insurance company and a home health agency. During his career, Mr. Durishan was a partner at Coopers & Lybrand responsible for the Philadelphia and Washington healthcare consulting offices. Mr. Durishan has over 32 years experience in the healthcare industry.

     RICHARD L. BERTRAND joined the Company in 1995 as Senior Vice President. Mr. Bertrand has been with the Extendicare group of companies in various financial capacities since 1976.

     PHILIP W. SMALL joined Extendicare Inc. and the Company in June 2001 in his current position. He was appointed a Director of the Company on December 31, 2001. Prior to joining Extendicare, Mr. Small served 15 years at Beverly Enterprises Corporation, Fort Smith, Arkansas, in various financial capacities, the most recent being Executive Vice President, Strategic Planning and Operations Support and acting Chief Financial Officer. His prior experience includes serving as Director, Reimbursement for HCA Management Company of Atlanta, Georgia. Mr. Small has over 20 years experience in the healthcare industry.

     ROCH CARTER joined the Company in 1974 as Legal Counsel. In 1985 he was appointed General Counsel and in January 1998, he was appointed Vice President, General Counsel and Assistant Secretary. Mr. Carter was formerly an attorney with the United States Attorney's office in Milwaukee. Mr. Carter was also an attorney with the City of Milwaukee and was in practice with Young and McManus, S.C. Mr. Carter has over 28 years experience in healthcare law and practice.

     DOUGLAS J. HARRIS joined the Company in December 1999 in his current position. Mr. Harris has been with the Extendicare group since 1981, and has held positions in various financial capacities, and was more recently the Managing Director of Extendicare (U.K.) Limited for the period 1994 through 1999. Prior to joining Extendicare, Mr. Harris was an audit supervisor with KPMG.

     L. WILLIAM WAGNER joined the Company in 1987 as Vice President of Human Resources. Prior to that he served as Vice President of Human Resources for ARA Living Centers and Director of Personnel for General Foods Corp. Mr. Wagner has 17 years of experience in healthcare and over 23 years of human resources experience.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF NAMED EXECUTIVE OFFICERS

     The summary Compensation Table details compensation information for the three fiscal years ended December 31, 2001 for each of the Chief Executive Officer and the four other most highly compensated executive officers (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE
                 (AMOUNTS IN U.S. DOLLARS, EXCEPT WHERE NOTED)

                                                                                            LONG-TERM
                                                      ANNUAL COMPENSATION                  COMPENSATION
                                          -------------------------------------------   ------------------
       NAME AND PRINCIPAL                                              OTHER ANNUAL         SECURITIES          ALL OTHER
        POSITION WITH THE                   SALARY         BONUS      COMPENSATION(1)   UNDERLYING OPTIONS   COMPENSATION(2)
             COMPANY               YEAR       ($)           ($)             ($)                (#)                 ($)
       ------------------          ----     ------         -----      ---------------   ------------------   ---------------
M.A. Rhinelander.................  2001       400,000       200,000          38,420          100,000                9,073
President and Chief Executive      2000       370,832       200,000          46,303           75,000                7,917
Officer, Extendicare Inc.;         1999       225,000            --              --           50,000                3,654
Chairman and Chief
Executive Officer
Extendicare Health Services, Inc.
J.G. McLaughlin(3)...............  2001       275,000        75,000              --           20,000                8,686
President and Chief Operating      2000       275,000        40,000              --           20,000                9,036
Officer                            1999       216,666/           --                           50,000                4,587/
                                           Cdn 37,500                                                           Cdn 2,088
M.W. Durishan(4).................  2001       250,000        80,000              --           20,000               12,377
Vice-President, Finance and        2000       250,000        40,000              --           20,000               13,125
Chief Financial Officer,           1999       104,165            --              --           50,000                4,635
Extendicare Inc.; Vice President
and Chief Financial Officer and
Treasurer, Extendicare Health
Services, Inc.
R.L. Bertrand....................  2001       215,000        80,000              --           15,000               40,282
Senior Vice President,             2000       215,000       100,000              --           15,000               38,957
Development                        1999       210,000            --              --            5,000               38,105
P.W. Small(5)....................  2001       145,833        55,000              --           50,000               12,500
Senior Vice-President,             2000            --            --              --               --                   --
Development of Extendicare Inc.,
  and                              1999            --            --              --               --                   --
Extendicare Health Services, Inc.

---------------

NOTES:

(1) The aggregate amount of perquisites and other benefits for each named executive officer is less than the lesser of $50,000 or 10% of total annual salary and bonus. In the case of M.A. Rhinelander, the amount is comprised of car allowance and flexible account.

(2) For M.A. Rhinelander and J.G. McLaughlin these amounts reflect premiums paid by the Company for term life insurance and long-term disability. All other compensation, in the case of R.L. Bertrand, P.W. Small and M.W. Durishan, includes payments for life insurance and long-term disability premiums and contributions to a deferred compensation and defined contribution retirement plan.

(3) J.G. McLaughlin was appointed President and Chief Operating Officer in March 1999. Prior to his relocation to the United States in March, his salary was in Canadian dollars.

(4) M.W. Durishan commenced employment with the Company in August 1999.

(5) P.W. Small commenced employment with the Company in June 2001.

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

STOCK OPTION PLANS

     Extendicare's Stock Option Plan (the "Plan") provides for the granting, from time to time, at the discretion of the Board of Directors of Extendicare (the "Extendicare Board of Directors"), to certain directors, officers and employees of the Extendicare group of companies, of options to purchase Subordinate Voting Shares of Extendicare (the "Subordinate Voting Shares") for cash. The Plan provides that the exercise price of any options granted shall not be less than the closing price (or, if there is no closing price, the simple average of the bid and ask price) for the Subordinate Voting Shares as quoted on The Toronto Stock Exchange on the trading day prior to the date of grant. It also permits options to be exercised for a period not to exceed either five or ten years from the date of grant, as determined by the Extendicare Board of Directors at the time the option is granted. The options vest equally over the first four years and the Plan contains provisions for appropriate adjustments in the event of corporate reorganizations of Extendicare.

     At December 31, 2001, a total of 4,776,350 Subordinate Voting Shares of Extendicare were reserved under the Plan, of which 2,342,875 Subordinate Voting Shares were under option and 2,433,475 were available for option.

     The following table outlines stock options granted during 2001 to the Named Executive Officers under the plan:

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                        NUMBER OF     PERCENT OF TOTAL                        POTENTIAL REALIZABLE
                        SECURITIES      OPTIONS/SARS                            VALUE AT ASSUMED
                        UNDERLYING       GRANTED TO         EXERCISE OR       ANNUAL RATES OF STOCK
                       OPTIONS/SARS     EMPLOYEES IN        BASE PRICE       PRICE APPRECIATION FOR
        NAME             GRANTED        FISCAL YEAR      (CDN $ PER SHARE)     OPTION TERM (CDN $)     EXPIRATION DATE
        ----           ------------   ----------------   -----------------   -----------------------   ---------------
                                                                                 5%          10%
M.A. Rhinelander.....    100,000           13.26%              $3.70          $102,224     $225,889    Feb. 20, 2006
J.G. McLaughlin......     20,000            2.65                3.70            20,445       45,178    Feb. 20, 2006
M.W. Durishan........     20,000            2.65                3.70            20,445       45,178    Feb. 20, 2006
R.L. Bertrand........     15,000            1.99                3.70            15,334       33,883    Feb. 20, 2006
P.W. Small...........     50,000            6.63                5.70            78,740      173,995    May 31, 2006

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

     The following table outlines stock options exercised during 2001 and option values at December 31, 2001 for the Named Executive Officers.

              AGGREGATED OPTION/SAR EXERCISED IN LAST FISCAL YEAR
                     AND FISCAL YEAR-END OPTION/SAR VALUES

                                                         NUMBER OF SECURITIES
                                                              UNDERLYING               VALUE OF UNEXERCISED
                                                          UNEXERCISED OPTIONS        IN-THE-MONEY OPTIONS/SAR
                               SHARES                     AT FISCAL YEAR-END            AT FISCAL YEAR-END
                              ACQUIRED      VALUE                 (#)                           ($)
                             ON EXERCISE   REALIZED   ---------------------------   ---------------------------
           NAME                  (#)         ($)      EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
           ----              -----------   --------   -----------   -------------   -----------   -------------
M.A. Rhinelander...........      --           --        68,750         181,250        72,188         326,563
J.G. McLaughlin............      --           --        80,000          60,000        35,750          93,250
M.W. Durishan..............      --           --        30,000          60,000        14,500          72,000
R.L. Bertrand..............      --           --        26,250          28,750         9,938          53,063
P.W. Small.................      --           --            --          50,000            --              --

---------------
Note: The closing price of the Extendicare Subordinate Voting Shares on The
      Toronto Stock Exchange on December 31, 2001 was Cdn $5.25.

RETIREMENT ARRANGEMENTS

     M.A. Rhinelander, J.G. McLaughlin and R.L. Bertrand are covered by a retirement arrangement established by Extendicare. It provides for a benefit of 4% of the best three consecutive years of base salary for each year of service to a maximum of 15 years and 1% per year thereafter. The base salary for determination of the Retirement Arrangements, as outlined in the Pension Plan Table hereto, is based upon the salary, as identified in the Summary Compensation Table. These arrangements provide a maximum benefit guarantee of 60% of base salary after 15 years of service and 70% after 25 years of service. Normal retirement age is 60 years or 55 with company consent. M.A. Rhinelander and J.G. McLaughlin have Company consent to retire at age 55. Retirement benefits are payable as an annuity over the lifetime of the executive with a portion continuing to be paid to the executive's spouse after the death of the executive. Projected years of credited service at retirement for Messrs. Rhinelander, McLaughlin and Bertrand are 33 years, 24 years, and 33 years, respectively.

     Estimated annual benefits payable upon retirement of the specified compensation and years of credited service classifications are as shown in the following table:

                               PENSION PLAN TABLE

                                                            YEARS OF SERVICE AS AN EXECUTIVE
                                                   ---------------------------------------------------
REMUNERATION ($)                                     15         20         25         30         35
----------------                                     --         --         --         --         --
200,000........................................    120,000    130,000    140,000    140,000    140,000
250,000........................................    150,000    162,500    175,000    175,000    175,000
300,000........................................    180,000    195,000    210,000    210,000    210,000
350,000........................................    210,000    227,500    245,000    245,000    245,000
400,000........................................    240,000    260,000    280,000    280,000    280,000
450,000........................................    270,000    292,000    315,000    315,000    315,000

     M.W. Durishan and P.W. Small are not participants in these arrangements. Messrs. Durishan and Small are participants in a money purchase, 401(K) and deferred compensation plans established for U.S. executives.

TERMINATION OF EMPLOYMENT AGREEMENTS

     M.A. Rhinelander and J.G. McLaughlin each have a termination of employment agreement with Extendicare that provides for one month of salary for each year of service to a maximum of 24 months' severance.

COMPENSATION COMMITTEE INTERLOCKS & INSIDER PARTICIPATION

     The Human Resources Committee of the Extendicare Board of Directors is comprised of six directors. The Committee determines compensation matters for Extendicare and its subsidiaries, including the Company, and consists of: Derek H.L. Buntain, Sir Graham Day, David M. Dunlap, Michael J.L. Kirby, Frederick B. Ladly and J. Thomas MacQuarrie, Q.C. None of these committee members are directors or officers of the Company or any subsidiary of the Company.

     The compensation philosophy of the Company is to be competitive with service sector and health care companies in North America in order to attract, retain and motivate a highly qualified workforce and provide career opportunities within the Company. U.S. data has been used as a market indicator for salary comparison for the Chief Executive Officer ("C.E.O.") and other Senior Officers of the Company. The compensation practices for executives are built around reward systems that recognize financial results and individual performance. Currently, three primary components comprise the executive compensation program: base salary, short-term incentives achieved through annual incentive or bonus payments, and long-term incentives provided through periodic stock option grants.

     Base Salary: Base salaries are established by salary ranges developed with the assistance of external consultants. The ranges are intended to be competitive in the markets applicable to the Company's business units and are intended to allow the organization to recruit and retain qualified employees. The Company uses various compensation surveys purchased from independent consultants to provide data to support the development of competitive compensation plans. Proxy circulars from public U.S. health care companies are also reviewed. Movement through these ranges is a function of individual performance, financial results and external market changes.

     Short-term Incentives: The Company also provides an incentive program that is formula-based and is measured against pre-determined performance targets. Awards are granted on the basis of profit center results, corporate results and individual performance as measured against pre-established objectives. The design of the incentive plan was developed with the assistance of independent consultants. Incentive potential or levels for each executive are established based on the individual's ability to contribute to the overall goals and performance of the Company.

     Long-term Incentives: Long-term compensation is comprised of stock options, which are granted periodically at the discretion of the Board under Extendicare Inc.'s Stock Option Plan. These options are intended to focus executives on the long-term goals of the Company and the interests of Extendicare's shareholders. Options are granted to provide employees who have responsibility for the management, growth and future success of the Company with an opportunity for rewards as a result of stock price increases. By this approach, executive and shareholder interests will be closely aligned. (For more information, see "Executive Compensation -- Stock Option Plans.")

     On an annual basis, the Committee reviews the C.E.O.'s performance, salary and incentive. In addition to financial results, the Committee considers factors important to the business sector, such as strategic positioning, quality of service, human resources planning and the overall public image of the Company. The evaluation against these criteria is directly related to the incentive payments awarded.

     Report presented by the Human Resources Committee of Extendicare:

    Michael J.L. Kirby (Chairman)
     Derek H.L. Buntain
     Sir Graham Day
     David M. Dunlap
     Frederick B. Ladly
     J. Thomas MacQuarrie, Q.C.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Company is an indirect wholly owned subsidiary of Extendicare. Extendicare's principal executive offices are located at 3000 Steeles Avenue East, Markham, Ontario, Canada L3R 9W2.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATED PARTY TRANSACTIONS

     The Company is an indirect wholly owned subsidiary of Extendicare and insures certain risks, including comprehensive general liability, property coverage and excess workers' compensation/employer's liability insurance, with affiliated insurance subsidiaries of Extendicare. Expenses of approximately $5.7 million, $20.7 million and $13.9 million were recorded by the Company for this purpose in the fiscal years ended December 31, 2001, 2000 and 1999, respectively.

     The Company entered into a capital lease in 1999 relating to computer equipment with an affiliated subsidiary of Extendicare. In the first quarter of 2000, the Company exercised its option to purchase the equipment for $1.3 million. The consolidated statement of operations includes interest expense of $0.1 million and $0.3 million related to this lease for 2000 and 1999, respectively.

     The Company entered into a formal agreement in January 2001 for computer hardware and software support services with an affiliated subsidiary of Extendicare. The annual cost of services was $6.5 million in 2001.

     At December 31, 2001, 2000 and 1999, the Company had a non-interest bearing payable to a subsidiary of Extendicare, in the amount of approximately $3.5 million with no specific due date.

     During 2001 and 2000, Extendicare and/or one of its wholly-owned subsidiaries acquired $19.0 million and $8.9 million, respectively of the Company's Senior Subordinated Notes. As of December 31, 2001, Extendicare and/or one of its wholly-owned subsidiaries held $27.9 million (14.0%) of the outstanding Senior Subordinated Notes.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) DOCUMENTS FILED AS PART OF THIS REPORT:

1. FINANCIAL STATEMENTS

     The following reports, financial statements and schedule are filed herewith on the pages indicated:

                                                              PAGES
                                                              -----
Independent Auditors' Report................................   35
Consolidated Balance Sheets at December 31, 2001 and 2000...   36
Consolidated Statements of Operations for Years 2001, 2000,
  and 1999..................................................   37
Consolidated Statements of Shareholder's Equity for Years
  2001, 2000 and 1999.......................................   38
Consolidated Statements of Cash Flows for Years 2001, 2000
  and 1999..................................................   39
Notes to Consolidated Financial Statements..................   40

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

Date: March 22, 2002

     Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and on the date indicated:

                   NAME                                      TITLE                          DATE
                   ----                                      -----                          ----
          /s/ MELVIN RHINELANDER            Chairman and Chief Executive Officer       March 22, 2002
------------------------------------------  (Chief Executive Officer)
            Melvin Rhinelander

          /s/ JOHN G. MCLAUGHLIN            President and Chief Operating Officer      March 22, 2002
------------------------------------------
            John G. McLaughlin

           /s/ MARK W. DURISHAN             Vice President, Chief Financial Officer,   March 22, 2002
------------------------------------------  Treasurer and Director (Principal
             Mark W. Durishan               Financial and Accounting Officer)

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

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           2.1           Operating Lease between Kissimmee Care, LLC and Tandem
                         Health Care of Kissimmee, Inc. dated as of January 1,
                         2001(4)
           2.2           Form of Operations Transfer Agreement, dated as of October
                         1, 2001, by and among Extendicare Homes, Inc., Extendicare
                         Health Facilities, Inc., Senior Health Properties -- Texas,
                         Inc. and certain affiliates of Senior Health
                         Properties -- Texas, Inc. (Certain exhibits of the
                         Operations Transfer Agreement and certain exhibits of the
                         exhibits have been omitted based on Item 601(b)(2) of
                         Regulation S-K. Such exhibits are described in the
                         Operations Transfer Agreement and the exhibits thereto. The
                         Company agrees to furnish to the Commission, upon its
                         request, any or all of such omitted exhibits.)(7)
           3.1           Certificate of Incorporation of Extendicare Health Services,
                         Inc.(1)
           3.2           By-Laws of Extendicare Health Services, Inc.(1)
           4.1           Indenture, dated as of December 2, 1997, by among the
                         Company, the Guarantors and the Bank of Nova Scotia Trust
                         Company of New York, as Trustee (Including form of the
                         Outstanding Exchange Notes)(1)
           4.2           Registration Rights Agreement, dated as of December 2, 1997,
                         By and among the Company, the Guarantor and the Initial
                         Purchasers(1)
          10.1           Credit Agreement dated as of November 26, 1997 among the
                         Company, Extendicare Holdings, Inc. and the subsidiary
                         Guarantor (as defined therein) and NationsBank, N.A., or
                         Agent, and the Lenders (as defined therein)(1)
          10.2           Amendment and Consent to Credit Agreement dated as of July
                         31, 1998(2)
          10.3           First Amendment to Credit Agreement dated as of April 28,
                         1999(3)
          10.4           Second Amendment to Credit Agreement dated as of March 16,
                         2000(5)
          10.5           Asset Purchase Agreement, dated as of July 29, 1998, between
                         Extendicare Health Service, Inc. and certain affiliate and
                         Omnicare, Inc. and its affiliates(2)
          10.6           Third Amendment to Credit Agreement dated as of August 11,
                         2000(6)
          10.7           Fourth Amendment to Credit Agreement dated as of November 8,
                         2000(6)
          10.8           Fifth Amendment to Credit Agreement dated as of December 22,
                         2000(6)
          10.9           Sixth Amendment to Credit Agreement dated as of December 29,
                         2000(6)
          10.10          Preferred Provider Agreement dated as of July 29, 1998
                         between the Company and Omnicare, Inc. (filed herewith)
          21.1           Subsidiaries of the Company (filed herewith)
          99.1           Independent Auditors' Report (filed herewith)
                         Schedule II -- Valuation and Qualifying Accounts (filed
                         herewith)

---------------
NOTES:

(1) Incorporated by reference to the Company's Registration Statement on Form S-4 (Registration No. 333-43549).

(2) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1998.

(3) Incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 1999.

(4) Incorporated by reference to the Company's Form 8-K filed on January 23,
    2001.

(5) Incorporated by reference to the Company's Form 10-K filed for the year ended December 31, 1999.

(6) Incorporated by reference to the Company's Form 10-K filed for the year ended December 31, 2000.

(7) Incorporated by reference to the Company's Form 8-K filed on January 4,
    2002.