Form 10-Q
period 2002-03-31
EXTENDICARE HEALTH SERVICES INC
filed 2002-05-13
CIK 1052024

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
                                       OR

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

Yes [X] No [ ]

                        EXTENDICARE HEALTH SERVICES, INC.
                                      INDEX


PART I.     FINANCIAL INFORMATION                                                                                PAGE
------      ---------------------
Item 1     Condensed Financial Statements:
           Consolidated Statement of Operations for the three months ended March 31, 2002 and 2001.........         3
           Consolidated Balance Sheets, March 31, 2002 and December 31, 2001...............................         4
           Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001........         5
           Notes to Condensed Consolidated Financial Statements............................................         6
Item 2     Management's Discussion and Analysis of Financial Condition and Results of Operations...........        10
Item 3     Quantitative and Qualitative Disclosures about Market Risk......................................        15

PART II.   OTHER INFORMATION:
-------    -----------------

Item 1     Legal Proceedings...............................................................................        17
Item 2     Change in Securities............................................................................        17
Item 3     Defaults Upon Senior Securities.................................................................        17
Item 4     Submission of Matters to a Vote of Security Holders.............................................        17
Item 5     Other Information...............................................................................        17
Item 6     Exhibits and Reports on Form 8-K................................................................        17
           Signatures......................................................................................        18


                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

                        EXTENDICARE HEALTH SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                             (DOLLARS IN THOUSANDS)


                                                         THREE MONTHS ENDED           THREE MONTHS ENDED
                                                           MARCH 31, 2002               MARCH 31, 2001
                                                         ---------------------      -------------------
REVENUES:
  Nursing and assisted living centers ................         $ 190,998                 $ 186,556
  Outpatient therapy .................................             2,452                     2,322
  Other ..............................................             4,791                     4,554
                                                               ---------                 ---------
                                                                 198,241                   193,432


COSTS AND EXPENSES (INCOME):
  Operating ..........................................           166,604                   170,064
  General and administrative .........................             8,211                     8,424
  Lease costs ........................................             3,034                     3,817
  Depreciation and amortization ......................             9,434                    10,298
  Interest expense ...................................             8,330                    10,283
  Interest income ....................................              (342)                     (433)
  Loss on disposal of assets and other items .........                 -                     1,409
                                                               ---------                 ---------
                                                                 195,271                   203,862
                                                               ---------                 ---------
EARNINGS (LOSS) BEFORE INCOME TAXES ..................             2,970                   (10,430)
Income tax expense (benefit) .........................             1,313                    (3,679)
                                                               ---------                 ---------
NET EARNINGS (LOSS) ..................................         $   1,657                 $  (6,751)
                                                               =========                 =========








The accompanying notes are an integral part of these condensed consolidated financial statements.

                        EXTENDICARE HEALTH SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2002 AND DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)


                              ASSETS


                                                                                         MARCH 31, 2002          DECEMBER 31, 2001
                                                                                         -----------------     ---------------------
CURRENT ASSETS:
  Cash and cash equivalents ..............................................................   $   2,993              $      997
  Accounts receivable, less allowances of $15,295 and $14,577, respectively ..............      99,990                 104,236
  Supplies, inventories and other current assets .........................................       7,127                   6,809
  Deferred state income taxes ............................................................          91                       -
  Due from shareholder:
      Federal income taxes receivable ....................................................       9,478                   9,468
      Deferred federal income taxes ......................................................      11,949                  11,474
                                                                                             ---------              ----------
      Total current assets ...............................................................     131,628                 132,984

PROPERTY AND EQUIPMENT ...................................................................     471,586                 477,830
GOODWILL AND OTHER INTANGIBLE ASSETS .....................................................      77,277                  77,592
OTHER ASSETS .............................................................................     105,234                 107,430
                                                                                             ---------              -----------
      Total Assets .......................................................................   $ 785,725              $  795,836
                                                                                             =========              ===========


                      LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:

  Bank indebtedness ......................................................................   $   4,457              $      590
  Current maturities of long-term debt ...................................................       7,223                  12,099
  Accounts payable and accrued liabilities ...............................................     113,792                 105,908
  Income taxes payable ...................................................................       1,592                   1,556
  Due to shareholders and affiliates .....................................................       4,026                   8,686
                                                                                             ---------              -----------
    Total current liabilities ............................................................     131,090                 128,839

ACCRUAL FOR SELF-INSURED LIABILITIES .....................................................      62,472                  70,341
LONG-TERM DEBT ...........................................................................     365,301                 373,248
OTHER LONG-TERM LIABILITIES ..............................................................      44,256                  44,018
DEFERRED STATE INCOME TAXES ..............................................................         358                       -
DUE TO SHAREHOLDER AND AFFILIATES:
      Deferred Federal income taxes and other ............................................      24,611                  23,388
                                                                                             ---------              -----------
       Total liabilities .................................................................     628,088                 639,834
                                                                                             ---------              -----------

SHAREHOLDER'S EQUITY:
 Common stock, $1 par value, 1,000 shares authorized,
       947 shares issued and outstanding .................................................           1                       1
 Additional paid-in capital ..............................................................     208,787                 208,787
 Accumulated other comprehensive loss ....................................................      (2,389)                 (2,367)
 Accumulated deficit .....................................................................     (48,762)                (50,419)
                                                                                             ---------                ---------
      Total Shareholder's Equity .........................................................     157,637                 156,002
                                                                                             ---------                ---------
 Total Liabilities and Shareholder's Equity ..............................................   $ 785,725              $  795,836
                                                                                             =========              ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        EXTENDICARE HEALTH SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                             (DOLLARS IN THOUSANDS)


                                                            THREE MONTHS ENDED  THREE MONTHS ENDED
                                                               MARCH 31, 2002     MARCH 31, 2001
                                                            ------------------  ------------------
OPERATING ACTIVITIES:
Net earnings (loss) ....................................       $  1,657           $ (6,751)
Adjustments to reconcile net earnings (loss) to net cash
      provided from operating activities:
      Depreciation and amortization ....................          9,937             10,828
      Provision for uncollectible accounts receivable ..          2,957              2,246
      Provision for self-insured liabilities ...........          1,313              1,875
      Payment of self-insured liability claims .........         (9,181)              (700)
      Loss on disposal of assets and other items .......              -              1,409
      Deferred income taxes ............................          1,106             (3,802)

Changes in assets and liabilities:
      Accounts receivable ..............................           (927)            20,907
      Supplies, inventories and prepaid expenses .......           (248)             1,837
      Debt service trust funds .........................            (69)               (70)
      Accounts payable and accrued liabilities .........          3,807             (6,696)
      Income taxes payable/receivable ..................             36             (1,027)
                                                               --------           --------
        Cash provided from operating activities ........         10,388             20,056

INVESTING ACTIVITIES:
      Payments for purchase of property and equipment ..         (3,130)            (2,929)
      Proceeds from sale of property and equipment .....          1,729                  5
      Changes in other non-current assets ..............          1,060                441
                                                               --------           --------

         Cash used for investing activities ............           (341)            (2,483)

FINANCING ACTIVITIES:
      Proceeds from issuance of long-term debt .........         11,000                  -
      Other long-term liabilities ......................            903               (804)
      Payments of long-term debt .......................        (23,822)           (18,962)
      Changes in bank indebtedness .....................          3,868              2,014
                                                               --------           --------
         Cash used for financing activities ............         (8,051)           (17,752)
                                                               --------           --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .......          1,996               (179)
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD ..........            997              1,641
                                                               --------           --------
CASH AND CASH EQUIVALENTS END OF PERIOD ................       $  2,993           $  1,462
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

         The accompanying condensed consolidated financial statements as of March 31, 2002 and 2001 and for the quarters ended March 31, 2002 and 2001 are unaudited and have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and the footnotes required by generally accepted accounting principles for complete statements. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements, have been included. The condensed consolidated balance sheet information as of December 31, 2001 has been derived from audited financial statements.

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

         Certain reclassifications have been made to the 2001 consolidated financial statements to conform to the presentation for 2002.

         These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001 contained in the Company's Annual Report on Form 10-K.


2- ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS

         As of July 1, 2001, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations", and, as of January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". Statement 141 requires that all business combinations be accounted for under a single method -- the purchase method. Use of the pooling-of-interests method no longer is permitted. Statement 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. Statement 142 requires that goodwill and intangible assets with an indefinite life no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill and intangible assets with an indefinite life, acquired in a transaction completed prior to June 30, 2001, ceased upon adoption of the Statement as of January 1, 2002. Under SFAS No. 142, the Company is required to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill. The Company is required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. If an intangible asset is identified as having an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Impairment is measured as the excess of carrying value over the fair value of intangible asset with an indefinite life. Any impairment loss is measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

         As of January 1, 2002, the Company had unamortized goodwill in the amount of $72.1 million (cost of $83.3 million less accumulated amortization of $11.2 million) which is subject to the provisions of SFAS No. 142. Amortization expense related to goodwill was $0 and $612,000 for the three months ended March 31, 2002 and 2001, respectively. The Company has reviewed goodwill for impairment under SFAS No. 142 and these tests indicate that no impairment currently exists but no assurance can be given that impairment will not exist in the future.

         The following table shows what net income would have been had SFAS No. 142 been applied in the comparable prior year period:


                                           FOR THE THREE MONTHS ENDED MARCH 31,
                                           -------------------------------------
                                                  2002                 2001
                                                  ----                 ----
           Net income (loss), as reported      $ 1,657               $(6,751)
           Add back: goodwill amortization          --                   612
                                               -------               --------
           Adjusted net income (loss)          $ 1,657               $(6,139)
                                               =======               ========



3- ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     As of January 1, 2001, the Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138 "Accounting for Derivative Instruments and Hedging Activities". Following are disclosures under SFAS No. 133 and SFAS No. 138.

Objectives and Strategies

         The Company uses variable-rate long-term debt to finance its operations. These debt obligations expose the Company to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases.

         Management believes that it is prudent to limit the variability of a portion of its interest payments. It is the Company's objective to hedge a portion of total variable-rate debt. To meet this objective, management has entered into interest rate swaps. These swaps change the variable-rate cash flow exposure on variable-rate long-term debt to fixed-rate cash flows. Under the interest rate swaps, the Company receives variable interest rate payments and makes fixed interest rate payments.

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

Quantitative Disclosures

         As of March 31, 2002, the Company has an interest rate swap (used to hedge variable-rate cash flow exposure on variable-rate long-term debt) with a notional amount of $25 million maturing in February 2003. Interest expense for the three months ended March 31, 2002 includes $7,000 in net gains representing the cash flow hedge's ineffectiveness arising from differences between the terms of the interest rate swap and the hedged debt obligation.

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

         As of March 31, 2002, the fair value of the interest rate swap designated as hedging instruments is a liability recorded in other long-term liabilities of $0.7 million and the gain charged to AOCI (net of income tax effect) for the three months ended March 31, 2002 was $0.6 million. During the year ending December 31, 2002, approximately $0.7 million of losses in AOCI (net of income tax effect) related to the interest rate swaps are expected to be reclassified into interest expense as a yield adjustment of the hedged debt obligation.


4- ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

         As of January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement amends SFAS No. 121, which the Company previously adopted, to provide that goodwill and other intangible assets be evaluated for impairment under SFAS No. 142 (see Note 2) rather than under SFAS No. 121 or SFAS No. 144. SFAS No. 144 requires that tangible long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.


5- COMMITMENTS AND CONTINGENCIES

Capital Expenditures

         At March 31, 2002, the Company had capital expenditure purchase commitments outstanding of approximately $2.4 million.

Insurance and Self-Insured Liabilities

         The Company insures certain risks with affiliated insurance subsidiaries of Extendicare Inc. and certain third-party insurers. The insurance policies cover comprehensive general and professional liability, property coverage, workers' compensation and employer's liability insurance in amounts and with such coverage and deductibles as the Company deems appropriate, based on the nature and risks of its business, historical experiences and industry standards. The Company also self-insures for health and dental claims, in certain states for workers' compensation and employers' liability and from January 2000, for general and professional liability claims. Self-insured liabilities with respect to general and professional liability claims are included within the accrual for self-insured liabilities.

Litigation

         The Company and its subsidiaries are defendants in actions brought against them from time to time in connection with their operations. While it is not possible to estimate the final outcome of the various proceedings at this time, such actions generally are resolved within amounts provided.

         The U.S. Department of Justice and other Federal agencies are increasing resources dedicated to regulatory investigations and compliance audits of health-care providers. The Company is diligent to address these regulatory matters.


6- COMPREHENSIVE EARNINGS (LOSS)

 Comprehensive Earnings (Loss) is as follows for the periods shown:



                                                                THREE MONTHS ENDED        THREE MONTHS ENDED
                                                                  MARCH 31, 2002            MARCH 31, 2001
                                                                ------------------         -----------------
         NET EARNINGS (LOSS)................................. $       1,657              $     (6,751)


         OTHER COMPREHENSIVE INCOME (LOSS):
             Unrealized loss on investments, before                    (858)                      (43)
             tax.............................................
             Gain (loss) on cash flow hedges, before tax.....           758                    (1,412)
                                                              --------------             -------------

             Other comprehensive loss, before tax............          (100)                   (1,455)

             Income tax benefit related to items of
               other comprehensive loss......................            78                       511
                                                              --------------             -------------

             Other comprehensive loss, net of tax............           (22)                     (944)
                                                              --------------             ------------
         COMPREHENSIVE EARNINGS (LOSS)....................... $       1,635              $     (7,695)
                                                              ==============             =============


7- UNCERTAINTIES AND CERTAIN SIGNIFICANT RISKS

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

         The incremental Medicare relief packages received from the Balanced Budget Refinement Act of 1999 ("BBRA") and the Benefit Improvement and Protection Act of 2000 ("BIPA") provide a total of $2.7 billion in temporary Medicare funding enhancements to the long-term care industry. The funding enhancements implemented by the BBRA and BIPA fall into two categories. The first category is "Legislative Add-ons" which included the 16.66% add-on to the nursing component of the Resource Utilization Groupings III ("RUGs") rate and the 4% base adjustment. The Legislative Add-ons are currently scheduled to sunset on September 30, 2002. The Company has estimated the average per diem effect of the Legislative Add-ons to be $32.00, or $19.0 million annually. Currently, no legislation has been introduced in the United States Congress, nor have recommendations been made by Centers for Medicare and Medicaid Services ("CMS") to continue this funding. A decision to discontinue all or part of the Legislative Add-ons could have a significant impact on the Company.

         The second category is "RUGs Refinements", which involved an initial 20% add-on for 15 RUGs categories identified as having high intensity, non-therapy ancillary services (CMS later redistributed the 20% add-ons from 3 RUGs categories to 14 Rehab categories at 6.7%). The RUGs Refinements continue until such time as CMS refines the RUGs categories. The Company has estimated the average per diem effect of the RUGs Refinements to be $25.00, or $15.0 million annually. On April 23, 2002, the CMS announced that it would delay the implementation of the RUGs Refinements, thereby extending the related add-ons for at least one additional government fiscal year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATION

         The Company is a provider of long-term care and related services in the United States. As of March 31, 2002, the Company operates for itself 139 nursing facilities (14,090 beds) and 36 assisted living and retirement facilities (1,756 units) located in 13 states. The Company also manages 18 nursing facilities (2,326 beds) and 5 assisted living and retirement facilities (156 units) and provides selected consulting services to 34 nursing facilities (3,195 beds). In total, the Company operates for itself, manages or provides selected consulting services to 232 long-term care facilities (21,523 beds) in 16 states, of which 191 are nursing facilities (19,611 beds) and 41 are assisted living and retirement facilities (1,912 units).


SIGNIFICANT EVENTS IN 2002 AND 2001

         The following is a summary of significant events in 2002 and 2001.

         As of October 1, 2001, the Company transferred all of its Texas nursing home operations to Senior Health Properties-Texas, Inc. ("Senior Health-Texas"). The transaction involved 17 nursing homes, with a capacity of 1,421 residents, of which 13 facilities are now subleased by the Company and the remainder leased on a five-year term from the Company. Senior Health-Texas will operate the subleased facilities for their remaining lease terms, one of which expired on October 31, 2001 and the remainder of which will expire in February 2012. The owner of the property whose lease expired on October 31, 2001 subsequently assumed responsibility for the operations on this date. The annual rental income is approximately $3.8 million, or $1.8 million in excess of the Company's current annual lease costs, and will escalate in alignment with the existing lease and in alignment with Medicaid rate increases for the owned facilities. Senior Health-Texas has the right of first refusal on the purchase of the four owned facilities.

         In April 2001, Tandem Health Care, Inc. ("Tandem") exercised its option to purchase two leased properties in Florida for gross proceeds of $11.4 million, consisting of cash of $7.0 million, a $2.5 million 8.5% interest bearing five-year note and $1.9 million in 9% cumulative dividend preferred shares, mandatorily redeemable after five years. The Company's carrying value of the two facilities was $9.2 million. Tandem continues to operate seven nursing homes under a lease agreement with the Company, with an option to purchase these facilities anytime during the lease term. The gain on sale of $2.1 million has been deferred in accordance with SFAS No. 66, "Accounting for Sales of Real Estate", because a significant portion of the proceeds has not been received, and the ultimate determination of the gain is dependent on Tandem exercising all remaining options. The Company applied $4.0 million of the net proceeds to reduce its bank debt.

RESULTS FROM OPERATION

         The following table sets forth details of revenues and earnings as a percentage of total revenues:

                                                                     THREE MONTHS
                                                                        ENDED
                                                                      MARCH 31,
                                                         ---------------------------------
                                                               2002               2001
                                                         ---------------     -------------
      Revenues:
         Nursing and assisted living centers...........         96.3%            96.4%
         Outpatient therapy............................          1.2              1.2
         Other.........................................          2.5              2.4
                                                         ---------------     -------------
                                                               100.0            100.0
     Expenses:
         Operating and general and administrative
              costs....................................         88.2             92.3
         Lease, depreciation and amortization..........          6.3              7.3
         Interest, net.................................          4.0              5.1
         Loss on disposal of assets and other items....            -              0.7
                                                         ---------------     -------------
         Earnings (loss) before taxes..................          1.5             (5.4)
         Provision (benefit) for income taxes..........          0.7             (1.9)
                                                         ---------------     -------------
              Net earnings (loss)......................          0.8%            (3.5)%
                                                         ===============     =============


REVENUES

         The Company's revenues are derived through the provision of healthcare services in its network of facilities, including long-term care services such as nursing care, assisted living and other specialized medical services such as subacute care and rehabilitative therapy. Nursing and assisted living facility revenues are derived from the provision of routine and ancillary services for the Company's residents. Outpatient therapy revenue is derived from providing outpatient therapy services at Company clinics, and to outside third parties. Outpatient therapy revenue increased during 2002 compared to 2001.


         The Company derives its revenue from Medicare, Medicaid and private pay sources. The following table sets forth the Company's Medicare, Medicaid and private pay sources of revenue by percentage of total revenue:

                                                           THREE MONTHS ENDED MARCH 31,
                                                           ---------------------------
                                                               2002        2001
                                                               ----        ----
         Medicare....................................           26%         24%
         Medicaid....................................           49%         51%
         Private Pay.................................           25%         25%


         Pursuant to the Balanced Budget Act of 1997 ("BBA"), as of January 1, 1999 all of the Company's skilled nursing facilities were on the Medicare Prospective Payment System ("PPS"), which changed significantly the manner in which skilled nursing facilities are paid for inpatient services provided to Medicare beneficiaries. In year one (1999 for the Company), Medicare PPS rates were based on 75% of the 1995 facility-specific Medicare costs (as adjusted by inflation) and 25% of the federally-determined PPS rate based upon the acuity level of Medicare skilled nursing facility patients, as defined by the federally mandated RUGs patient classification system. Unless a skilled nursing facility provider chose to be reimbursed at 100% of the federally-determined acuity-adjusted rate allowed under the BBRA the following applied: in year two, Medicare PPS rates were based 50% on the 1995 facility-specific costs (as adjusted for inflation) and 50% on the federally-determined acuity-adjusted PPS rate; in year three, Medicare PPS rates were based 25% on the 1995 facility-specific costs (as adjusted for inflation) and 75% on the federally-determined acuity-adjusted PPS rate; and in year four and thereafter, Medicare PPS rates are based entirely on the federally-determined acuity-adjusted PPS rate. As of January 1, 2002, all facilities are reimbursed upon the full federally-determined acuity-adjusted PPS rate.

         In November 1999, Congress and the President reached agreement on a package of Medicare program revisions that restored $2.7 billion in Medicare funding for skilled nursing facilities ("SNFs") over the next three years thereby restoring some of the funding that had been eliminated or excluded by the BBA. The BBRA made numerous revisions including: (1) the option for a skilled nursing provider to choose between the higher of current law, as described above, or 100% of the federally-determined acuity-adjusted PPS rate effective for cost reporting periods starting on or after January 1, 2000; (2) a temporary 20% increase in the revenue value for the federal rate or the federal component of the blended rate (homes subject to the full federal rate would receive 100% of the enhancement) for 15 of the 44 RUGs to recognize the costs associated with the more medically complex patients, for the period April 1, 2000 through September 30, 2000 to allow CMS to implement a refinement of RUGs rates; (3) a 4% increase in the federal component of the blended rate for all of the RUGs effective for each of the periods October 1, 2000 through September 30, 2001 and October 1, 2001 through September 30, 2002; and (4) certain other Part A changes, of lesser significance to the Company, but included a two year moratorium effective January 1, 2000 on the $1,500 caps on speech and physical therapy and occupational therapy (which had a favorable impact on the Company's Part B Medicare revenue). The Company subsequently identified 18 facilities and filed the necessary applications in order to benefit from the full Federal PPS rate.

         In December 2000, Congress and the President approved an additional $35 billion Medicare relief package through the BIPA of which approximately $2.0 billion was expected to benefit SNFs. The BIPA: (1) increased the nursing component of all RUGs categories by 16.66% over an 18-month period commencing April 1, 2001, and requires the Comptroller General to complete a study of nursing staff ratios by August 1, 2002; (2) modified the PPS inflation adjustment to remove the negative 1% factor for the 2001 year and establish a minus 0.5% factor for years 2002 and 2003; (3) redistributed the 20% Part A enhancement, provided by the BBRA and implemented for three RUGs categories across all 14 rehabilitation RUGs categories effective April 1, 2001; and (4) continued the moratorium on the two $1,500 caps on speech and physical therapy and occupational therapy through 2002. Also, the BIPA required the Department of Health and Human Services ("HHS") to issue a final regulation establishing a Medicaid "upper payment limit", which will limit the amount of funds a state may raise through the process of intergovernmental fund transfers (IGTs). Following the announcement, the Company identified 10 skilled nursing facilities and had filed the necessary applications in order to benefit from the full Federal PPS rate. The Company had 38 skilled nursing facilities at the full federal rate during 2001.

         The incremental Medicare relief packages received from BBRA and BIPA provide a total $2.7 billion in temporary Medicare funding enhancements to the long-term care industry. The funding enhancements implemented by the BBRA and BIPA fall into two categories. The first category is "Legislative Add-ons" which included the 16.66% add-on to the nursing component of the RUGs rate and the 4% base adjustment. The Legislative Add-ons are currently scheduled to sunset on September 30, 2002. The Company has estimated the average per diem effect of the Legislative Add-ons to be $32.00, or $19.0 million annually. Currently, no legislation has been introduced in Congress, nor have recommendations been made by the CMS to continue this funding. A decision to discontinue all or part of the Legislative Add-ons could have a significant impact on the Company.

         The second category is "RUGs Refinements" which involved an initial 20% add-on for 15 RUGs categories identified as having high intensity, non-therapy ancillary services (20% add-ons from 3 RUGs categories were later redistributed to 14 Rehab categories at 6.7%). The RUGs Refinements continue until such time as CMS refines the RUGs categories. The Company has estimated the average per diem effect of the RUGs Refinements to be $25.00, or $15.0 million annually. On April 23, 2002, the CMS announced that it would leave in place the current classification system which will result in the continuation of funding received from the RUGs Refinements.

         Average occupancy in nursing facilities for the three months ended March 31, 2002 and 2001 was 89.5% and 87.1%; and for assisted living facilities, 81.8% and 84.3%, respectively.

THREE MONTHS ENDED MARCH 31, 2002 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2001

REVENUES

         Revenues in the three months ended March 31, 2002 ("2002 quarter") were $198.2 million, representing an increase of $4.8 million (2.5%) from $193.4 million in the three months ended March 31, 2001 ("2001 quarter"). The increase in revenues includes a $15.4 million increase in revenues from nursing and assisted living facilities and other business operated during both the 2002 and the 2001 quarters ("same-facility operations") and an increase of $0.4 million from lease revenue, partially offset by a decrease of $11.0 million in revenues from divested nursing facilities.

         Revenues from same-facility operations increased $15.4 million due to:
(1) $15.0 million (an 8.6% increase on a same-facility basis) due to a higher percentage of Medicare residents and increased rates, aided by a 0.9% increase in resident census from an average daily census ("ADC") of 13,931 in 2001 to an ADC of 14,054 in 2002; (2) an increase of $0.3 million when comparing periods due to more favorable Medicaid cost settlements in 2002; and (3) an increase of $0.1 million from other business operations.

         For nursing operations, the Company's average daily Medicare rate increased to $337 (7.0%) in the 2002 quarter compared to $315 in the 2001 quarter on a same-facility basis. The percentage of Medicare residents, on a same-facility basis, increased to 13.0% in the 2002 quarter from 11.7% in the 2001 quarter; the average daily census for Medicare residents was 1,640 in the 2002 quarter as compared to 1,455 in the 2001 quarter on a same-facility basis. Similarly, the Company's average daily Medicaid rate increased to $125 (5.9%) in the 2002 quarter compared to $118 in the 2001 quarter on a same-facility basis. The percentage of Medicaid residents decreased to 68.6% in the 2002 quarter from 69.3% in the 2001 quarter; the average daily census for Medicaid residents was 8,653 in the 2002 quarter as compared to 8,617 in the 2001 quarter on a same-facility basis.


OPERATING AND GENERAL AND ADMINISTRATIVE COSTS

         Operating and general and administrative costs decreased $3.7 million, or 2.1%, between periods. Operating and general and administrative costs decreased $10.8 million relating to operations closed or nursing homes divested. The increase in operating and general and administrative costs on a same-facility was $7.1 million (a 4.2% increase on a same-facility basis) and included: (1) an increase in wage and benefit costs of $5.2 million (a 4.6% increase on a same-facility basis), (2) an increase in contracted food and laundry services totaling $1.3 million relating to services that were formerly provided by employees; (3) and a net increase in other operating and administrative expenses of $0.6 million.

LEASE COSTS, DEPRECIATION AND AMORTIZATION

         Depreciation and amortization decreased $0.9 million to $9.4 million for the 2002 quarter compared to $10.3 million for the 2001 quarter. This decrease included a $0.4 million decrease as a result of divestitures and a $0.6 million decrease relating to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", which requires that goodwill no longer be amortized to earnings.

         Lease costs decreased $0.8 million when comparing periods, including $0.6 million as a result of divestitures and $0.2 million as a result of continuing operations.

INTEREST

         Interest expense (net of interest income) decreased $1.8 million to $8.0 million in the 2002 quarter compared to $9.8 million in the 2001 quarter. The decrease was primarily due to a reduction in the average debt level to $384.0 million during the 2002 quarter compared to $439.7 million during the 2001 quarter resulting from the Company's use of divestiture proceeds and income tax refund during 2001 to reduce bank debt balances. The weighted average interest rate of all long-term debt decreased to 7.82% during the 2002 quarter compared to approximately 8.58% during the 2001 quarter.

GAIN (LOSS) ON DISPOSAL OF ASSETS AND OTHER ITEMS

         A loss of $1.4 million was recorded in the 2001 quarter for costs relating to the disposal or lease during 2000 of the Company's Florida operations.

INCOME TAXES

         Income tax expense in the 2002 quarter was $1.3 million compared to an income tax benefit of $3.7 million in the 2001 quarter. The Company's effective tax rate was 43.9% in 2002 as compared to 35.3% in 2001. The increase is due to an increase in effective state income tax rates. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

NET EARNINGS (LOSS)

         Net earnings in the 2002 quarter were $1.7 million compared to a net loss of $6.8 million in the 2001 quarter. The net loss prior to loss on disposal of assets and other items was $5.8 million for the 2001 quarter. The fluctuation is for the reasons noted above.


LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW OF CHANGES IN LIQUIDITY

         The Company had cash and cash equivalents of $3.0 million at March 31, 2002 and $1.0 million at December 31, 2001. Cash flow generated from operating activities was $10.4 million for the three months ended March 31, 2002 compared with $20.1 million in the comparable period of 2001.

         The Company experienced a decrease in working capital (excluding cash and borrowings included in current liabilities) of $6.6 million from $15.8 million at December 31, 2001 to $9.2 million at March 31, 2002. The decrease in working capital resulted primarily from a decrease in accounts receivable of $4.2 million and a $7.9 million increase in accounts payable and accrued liabilities. These decreasing components of working capital were partially offset by a $0.5 million increase in taxes recoverable, a $0.3 million increase in supplies, inventories and prepaid expense and a $4.7 million decrease in due to shareholders and affiliates.

         Accounts receivable at March 31, 2002 were $100.0 million compared with $104.2 million at December 31, 2001, representing a decrease of $4.2 million. The reduction in accounts receivable included a $6.0 million decrease within the nursing operations, an increase of $0.7 million within the outpatient therapy operations, and a $1.1 million increase in receivables from long-term care operators for which management and consulting services are provided. The $1.1 million increase was primarily attributable to transitional working capital advances to the nursing facilities transferred to Senior Health-Texas and Senior Health-South. Within the nursing operations, billed patient care and other receivables decreased $7.4 million while third-party payor settlement receivables (based on Medicare and Medicaid cost reports) increased $1.4 million. The decrease in billed patient care receivables of $7.4 million included a decrease of $10.5 million due to an improvement in collection efforts by the Company between periods. The remaining increase of $3.1 million reflects an increase of $4.2 million due to rate increases, partially offset by a decrease of $1.1 million due to the sale or closure of nursing facilities and assisted living facilities.

         The increase in settlement receivables of $1.4 million from December 31, 2001 to March 31, 2002 included increases of (1) $1.2 million in revenue recorded in 2002 as a result of Medicaid cost report settlements; and (2) $1.0 million in revenue recorded in 2002 for anticipated Medicare reimbursement for uncollectible co-insurance amounts. These increases were partially offset by a decrease of $0.8 million for collections from Medicare of uncollectible co-insurance amounts recorded as revenue in 2001.

         Property and equipment decreased $6.2 million from December 31, 2001 to a total of $471.6 million at March 31, 2002. The decrease was the result of depreciation expense of $9.1 million and asset disposals of $0.9 million. These decreases were partially offset by capital expenditures of $3.1 million and an increase of $0.7 million as a result of the reclassification of the net book value of property and equipment related to the disposal of nursing facilities to Greystone from other assets to Property and equipment.

         Total borrowings, including bank indebtedness and both current and long-term maturities of debt, totaled $377.0 million at March 31, 2002 representing a decrease of $8.9 million from December 31, 2001. The decrease was attributable to the use of $0.8 million from the collection of notes receivables, $1.5 million from the sale of property, and the use of cash from operating activities to reduce borrowings. The weighted average interest rate of all long-term debt was 7.15% at March 31, 2002 and such debt had maturities ranging from 2002 to 2014.

     As of March 31, 2002, Extendicare Inc. and/or one of its wholly owned subsidiaries held $27.9 million (14.0%) of the outstanding Senior Subordinated Notes.

         Cash used by investing activities was $0.3 million for the three months ended March 31, 2002 compared to $2.5 million in the comparable period of 2001. The decrease was primarily due to: (1) $1.7 million in proceeds from the sale of property and equipment in 2002 and (2) $0.9 million from the collection of notes receivable in 2002.

         Cash used for financing activities decreased by $9.7 million to $8.1 million for the three months ended March 31, 2002 compared to $17.8 million in the comparable period of 2001. The decrease is primarily due to: (1) an $11.0 million increase in proceeds from issuance of long-term debt; (2) a $1.9 million increase in cash provided by bank indebtedness; (3) a $1.7 million increase in other liabilities in 2002; and (4) an increase of $4.9 million in payments of long-term debt in 2002.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has a $200 million Revolving Credit Facility, of which $25 million has been waived by the Company pursuant to an amendment to the borrowing agreement in the second quarter of 1999. Borrowing availability under this line of credit totaled $76.9 million at March 31, 2002 (net of outstanding borrowings of $58.0 million, letters of credit in the amount of $40.1 million and the $25.0 million waived under the amendment). The Company is in compliance with the financial covenants of its credit facility as of March 31, 2002.


ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                                                                                            AFTER                  FAIR
                                    2002      2003        2004         2005       2006      2006       TOTAL       VALUE
                                    ----      ----        ----         ----       ----      ----       -----       -----
LONG-TERM DEBT:
Fixed Rate....................       $560       $674       $710        $701       $644   $205,910    $209,199   $216,622
Average Interest Rate.........       7.24%      7.42%      7.52%       7.64%      7.43%      9.33%       9.30%
Variable Rate.................     $4,861    $64,552    $58,547        $219       $236    $34,910    $163,325   $141,990
Average Interest Rate.........       4.18%      4.16%      4.89%       2.00%      2.00%      1.46%       3.84%
INTEREST RATE SWAPS:
Notional Amount...............         --    $25,000        --          --         --         --      $25,000       $737
Average Pay Rate
  (fixed rate)................         --       5.53%       --          --         --         --         5.53%
Average Receive Rate
  (variable rate).............         --       1.90%       --          --         --         --         1.90%


         The above table incorporates only those exposures that exist as of March 31, 2002 and does not consider those exposures or positions which could arise after that date or future interest rate movements. As a result, the information presented above has limited predictive value. The Company's ultimate results with respect to interest rate fluctuations will depend upon the exposures that arise during the period, the Company's hedging strategies at the time and interest rate movements.

Forward-Looking Statements

         Statements contained in this report that are not historical facts are forward-looking statements. Forward-looking statements can be identified because they generally contain the words "anticipate", "believe", "estimate", "expect", "objective", "project", or similar expression. Such forward-looking statements are necessarily estimates reflecting the best judgment of the party making such statements based upon current information and involve a number of risks and uncertainties and other factors that may cause actual results, performance or achievements of the Company to differ materially from those expressed or implied in the statements. In addition to the assumptions and other factors referred to specifically in connection with these statements, such factors are identified in the Company's filings with United States securities regulators and include, but are not limited to, the following: changes in the health care industry in general and the long-term care industry in particular because of political and economic influences; changes in regulations governing the industry and the Company's compliance with such regulations; changes in government funding levels for health care services; resident care litigation and other claims asserted against the Company; the Company's ability to attract and retain qualified personnel; the availability and terms of capital to fund the Company's capital expenditures; changes in competition; and demographic changes. Given these risks and uncertainties, readers are cautioned not to place undue reliance on the Company's forward-looking statements.

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

         None

ITEM 5.           OTHER INFORMATION

         None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      List of Exhibits:

         None

(b)      Reports on Form 8-K

         On January 4, 2002, the Company filed Form 8-K relating to its withdrawal from the Texas nursing home market through a transaction with Senior Health Properties -- Texas, Inc. The transaction involved the transfer of operations of 17 of the Company's skilled nursing centers with 1,421 beds.

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

EXTENDICARE HEALTH SERVICES, INC.

Date: May 13, 2002                  By:   /s/  MARK W. DURISHAN
      ------------                        -------------------------------------
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