Form 10-Q
period 2002-06-30
EXTENDICARE HEALTH SERVICES INC
filed 2002-08-14
CIK 1052024

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 333-43549 AND 333-97293

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

Yes [X] No [ ]

                        EXTENDICARE HEALTH SERVICES, INC.
                                      INDEX


PART I.    FINANCIAL INFORMATION                                                                                 PAGE
-------    ---------------------                                                                                 ----
Item 1     Financial Statements:
           Consolidated Statements of Operations for the three months and six months ended
                   June 30, 2002 and 2001........................................................................   3
           Consolidated Balance Sheets, June 30, 2002 and December 31, 2001......................................   4
           Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001.................   5
           Notes to Consolidated Financial Statements............................................................   6
Item 2     Management's Discussion and Analysis of Financial Condition and Results of Operations.................  11
Item 3     Quantitative and Qualitative Disclosures about Market Risk............................................  18

PART II.   OTHER INFORMATION:
--------   ------------------
Item 1     Legal Proceedings.....................................................................................  20
Item 2     Change in Securities..................................................................................  20
Item 3     Defaults Upon Senior Securities.......................................................................  20
Item 4     Submission of Matters to a Vote of Security Holders...................................................  20
Item 5     Other Information.....................................................................................  20
Item 6     Exhibits and Reports on Form 8-K......................................................................  20
           Signatures............................................................................................  21

           Exhibit Index.........................................................................................  22
           Certification Pursuant to 18 U.S.C. Section 1350 -- Chairman of the Board and Chief Executive Officer.  23
           Certification Pursuant to 18 U.S.C. Section 1350 -- Vice President, Chief Financial Officer and
                 Treasurer.......................................................................................  24

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

                        EXTENDICARE HEALTH SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                             (DOLLARS IN THOUSANDS)

                                                                    THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                                       2002              2001              2002              2001
                                                                    ---------------------------         ---------------------------
REVENUES:
  Nursing and assisted living  centers .....................        $ 194,906         $ 194,069         $ 385,904         $ 380,625
  Outpatient therapy .......................................            2,642             2,592             5,094             4,914
  Other ....................................................            4,230             4,128             9,021             8,682
                                                                    ---------         ---------         ---------         ---------
                                                                      201,778           200,789           400,019           394,221
COSTS AND EXPENSES:
  Operating ................................................          169,904           173,320           336,508           343,384
  General and administrative ...............................            8,332             8,915            16,543            17,339
  Lease costs ..............................................            2,680             3,894             5,714             7,711
  Depreciation and amortization ............................            9,411            10,197            18,845            20,495
  Interest expense .........................................            7,640             9,548            15,970            19,831
  Interest income ..........................................             (468)             (623)             (810)           (1,056)
  Loss on disposal of assets and other items ...............               --             6,435                --             7,844
                                                                    ---------         ---------         ---------         ---------
                                                                      197,499           211,686           392,770           415,548
                                                                    ---------         ---------         ---------         ---------
EARNINGS (LOSS) BEFORE INCOME TAXES ........................            4,279           (10,897)            7,249           (21,327)
Income tax expense (benefit) ...............................            2,063            (2,198)            3,376            (5,877)
                                                                    ---------         ---------         ---------         ---------
EARNINGS (LOSS) BEFORE EXTRAORDINARY
ITEM .......................................................            2,216            (8,699)            3,873           (15,450)
                                                                    ---------         ---------         ---------         ---------
Extraordinary loss on early retirement of debt (net of
      income taxes, $1,140, $30, $1,140 and $30,
      respectively) ........................................           (1,709)              (45)           (1,709)              (45)
                                                                    ---------         ---------         ---------         ---------
NET EARNINGS (LOSS) ........................................        $     507         $  (8,744)        $   2,164         $ (15,495)
                                                                    =========         =========         =========         =========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                        EXTENDICARE HEALTH SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2002 AND DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)

                              ASSETS
                                                                                                JUNE 30, 2002    DECEMBER 31, 2001
                                                                                                -------------    -----------------
CURRENT ASSETS:
  Cash and cash equivalents ..................................................................    $  28,867          $     997
  Accounts receivable, less allowances of $13,644 and $14,577, respectively ..................       94,577            104,236
  Supplies, inventories and other current assets .............................................        7,190              6,809
  Due from shareholder:
      Federal income taxes receivable ........................................................        9,488              9,468
      Deferred federal income taxes ..........................................................       11,202             11,474
                                                                                                  ---------          ---------
      Total current assets ...................................................................      151,324            132,984

PROPERTY AND EQUIPMENT .......................................................................      442,349            477,830
GOODWILL AND OTHER INTANGIBLE ASSETS .........................................................       76,963             77,592
OTHER ASSETS .................................................................................      121,299            107,430
                                                                                                  ---------          ---------
       Total Assets ..........................................................................    $ 791,935          $ 795,836
                                                                                                  =========          =========


                      LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES:
  Bank indebtedness ..........................................................................    $      --          $     590
  Current maturities of long-term debt .......................................................          674             12,099
  Accounts payable and accrued liabilities ...................................................      114,860            105,908
  Income taxes payable .......................................................................        1,538              1,556
  Deferred state income taxes ................................................................           44                 --
  Due to shareholders and affiliates .........................................................        2,972              8,686
                                                                                                  ---------          ---------
      Total current liabilities ..............................................................      120,088            128,839
ACCRUAL FOR SELF-INSURED LIABILITIES .........................................................       58,470             70,341
LONG-TERM DEBT ...............................................................................      390,039            373,248
OTHER LONG-TERM LIABILITIES ..................................................................       39,876             44,018
DEFERRED STATE INCOME TAXES ..................................................................          795                 --
DUE TO SHAREHOLDER AND AFFILIATES:
      Deferred Federal income taxes and other ................................................       24,196             23,388
                                                                                                  ---------          ---------

       Total liabilities .....................................................................      633,464            639,834
                                                                                                  ---------          ---------
SHAREHOLDER'S EQUITY:
 Common stock, $1 par value, 1,000 shares authorized,
      947 shares issued and outstanding ......................................................            1                  1
 Additional paid-in capital ..................................................................      208,787            208,787
 Accumulated other comprehensive loss ........................................................       (2,062)            (2,367)
 Accumulated deficit .........................................................................      (48,255)           (50,419)
                                                                                                  ---------          ---------
      Total Shareholder's Equity .............................................................      158,471            156,002
                                                                                                  ---------          ---------
  Total Liabilities and Shareholder's Equity .................................................    $ 791,935          $ 795,836
                                                                                                  =========          =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        EXTENDICARE HEALTH SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                             (DOLLARS IN THOUSANDS)

                                                                                     SIX MONTHS ENDED JUNE   SIX MONTHS ENDED JUNE
                                                                                           30, 2002                 30, 2001
                                                                                     ---------------------   ---------------------
OPERATING ACTIVITIES:
Net earnings (loss) ..................................................................    $   2,164                $ (15,495)
Adjustments to reconcile net earnings (loss) to net cash
      provided from operating activities:
      Depreciation and amortization ..................................................       19,873                   21,555
      Provision for uncollectible accounts  receivable ...............................        5,349                    4,203
      Provision for self-insured liabilities .........................................        2,625                    6,750
      Payment of self-insured liability claims .......................................      (14,496)                  (2,632)
      Loss on disposal of assets and other items .....................................           --                    7,844
      Deferred income taxes ..........................................................        2,988                   (6,254)
      Extraordinary loss on early retirement of debt .................................        1,709                       45

Changes in assets and liabilities:
      Accounts receivable ............................................................        2,122                   23,230
      Supplies, inventories and prepaid expenses .....................................         (512)                   1,922
      Debt service trust funds .......................................................          (91)                     (87)
      Due from shareholder-Federal income taxes ......................................          (20)                  22,542
      Accounts payable and accrued liabilities .......................................       (1,510)                 (11,075)
      Income taxes payable/receivable ................................................          (18)                     384
                                                                                          ---------                ---------
         Cash provided from operating activities .....................................       20,183                   52,932

INVESTING ACTIVITIES:
      Payments for purchase of property and equipment ................................       (7,445)                  (6,195)
      Proceeds from sale of property and equipment ...................................       14,267                    6,912
      Changes in other non-current assets ............................................        1,459                     (590)
                                                                                          ---------                ---------
         Cash provided from investing activities .....................................        8,281                      127
FINANCING ACTIVITIES:
      Proceeds from issuance of long-term debt .......................................      160,625                       --
      Payments of deferred financing costs ...........................................       (7,090)                      --
      Other long-term liabilities ....................................................        1,720                   (1,505)
      Payments of long-term debt .....................................................     (155,259)                 (54,686)
      Changes in bank indebtedness ...................................................         (590)                   2,118
      Distribution of minority interests' earnings ...................................           --                      (15)
                                                                                          ---------                ---------
         Cash used for financing activities ..........................................         (594)                 (54,088)
                                                                                          ---------                ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .....................................       27,870                   (1,029)
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD ........................................          997                    1,641
                                                                                          ---------                ---------
CASH AND CASH EQUIVALENTS END OF PERIOD ..............................................    $  28,867                $     612
                                                                                          =========                =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

         The accompanying condensed consolidated financial statements reflect the operations of Extendicare Health Services, Inc. and its subsidiaries ("Extendicare" or the "Company") in accordance with accounting principles generally accepted in the United States of America. Extendicare, a Delaware corporation, is a wholly owned subsidiary of Extendicare Inc., a Canadian corporation.

BASIS OF PRESENTATION

         The accompanying financial statements include the accounts of the Company and its majority-owned subsidiaries. All transactions between Extendicare and its majority-owned subsidiaries have been eliminated.

         The accompanying condensed consolidated financial statements as of June 30, 2002 and 2001 and for the periods ended June 30, 2002 and 2001 are unaudited and have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and the footnotes required by generally accepted accounting principles in the United States of America for complete statements. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. The condensed consolidated balance sheet information as of December 31, 2001 has been derived from audited financial statements.

         The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management's most significant estimates include provision for bad debts, provision for Medicaid and Medicare revenue rate settlements, recoverability of long-lived assets, provision for self-insured general and professional liability, facility closure accruals, workers compensation accruals and self-insured health and dental claims. Actual results could differ from those estimates.

         Certain reclassifications have been made to the 2001 consolidated financial statements to conform to the presentation for 2002.

         These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001 contained in the Company's Annual Report on Form 10-K.

2- NEW ACCOUNTING PRONOUNCEMENTS

         In May 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections". The most significant provision of SFAS No. 145 addresses the termination of extraordinary item treatment for gains and losses on early retirement of debt. The Company will be required to adopt the provisions of this standard beginning on January 1, 2003. The Company plans to adopt the provisions of this standard in the first quarter of 2003 and will be required to modify the presentation of its year 2002 and 2001 results by recording the loss on early retirement of debt in earnings before income taxes.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Exit and Disposal Activities". The provisions of SFAS No. 146 modify the accounting for the costs of exit and disposal activities by requiring that liabilities for these activities be recognized when the liability is incurred. Previous accounting literature permitted recognition of some exit and disposal liabilities at the date of commitment to an exit plan. The provisions of this statement will be effective for exit or disposal activities initiated after December 31, 2002.

3- ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS

         As of July 1, 2001, the Company adopted SFAS No. 141, "Business Combinations", and, as of January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". Statement 141 requires that all business combinations be accounted for under a single method -- the purchase method. Statement 142 requires that goodwill and intangible assets with an indefinite life no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill and intangible assets with an indefinite life ceased upon adoption of the Statement. Under SFAS No. 142, the Company is required to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill. The Company was required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. If an intangible asset is identified as having an indefinite useful life, the Company was required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Impairment is measured as the excess of carrying value over the fair value of intangible asset with an indefinite life.

         As of January 1, 2002, the Company had unamortized goodwill in the amount of $72.1 million (cost of $83.3 million less accumulated amortization of $11.2 million) which is subject to the provisions of SFAS No. 142. Upon adoption of SFAS No. 142, the Company reviewed goodwill for impairment and these tests indicated that no impairment existed but no assurance can be given that impairment will not exist in the future.

         The following table shows what net income would have been had SFAS No. 142 been applied in the comparable prior year period (dollars in thousands):

                                                     THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                                     ---------------------------            ---------------------------
                                                       2002                2001               2002               2001
                                                     --------           --------            --------           --------
Net income (loss), as reported ...............       $    507           $ (8,744)           $  2,164           $(15,495)
Add back: goodwill amortization ..............             --                612                  --              1,224
                                                     --------           --------            --------           --------
Adjusted net income (loss) ...................       $    507           $ (8,132)           $  2,164           $(14,271)
                                                     ========           ========            ========           ========

4- ISSUANCE OF SENIOR NOTES

         On June 28, 2002, the Company completed a private placement of $150 million in 9.5% Senior Notes due July 1, 2010 (the "Senior Notes") in accordance with Rule 144A and Regulation S of the Securities Act of 1933. The Senior Notes are generally guaranteed by all existing and future active subsidiaries of the Company. The Senior Notes were issued at a price of 99.75% of par to yield 9.54%.

         The Company used the proceeds of $149.6 million from the Senior Notes to pay related fees and expenses of $7.1 million, to retire $127.5 million of indebtedness outstanding under its previous credit facility, to refinance $6.3 million of other debt, and for general corporate purposes. Also on June 28, 2002, the Company entered into an interest rate swap agreement and an interest rate cap agreement. See note 5 for details.

         Concurrent with the sale of the Senior Notes, the Company established a new five-year $105 million senior secured revolving credit facility (the "Credit Facility") that is used to back letters of credit and for general corporate purposes. Borrowings under the Credit Facility bear interest, at the Company's option, at the Eurodollar rate or the prime rate, plus applicable margins, depending upon the Company's leverage ratio.

         The Senior Notes and the Credit Facility contain a number of covenants, including: restrictions on the payment of dividends by the Company; limitations on capital expenditures, investments, redemptions of the Company's common stock and changes of control of the Company; as well as financial covenants, including fixed charge coverage, debt leverage, and tangible net worth ratios. The Company is required to make mandatory prepayments of principal upon the occurrence of certain events, such as certain asset sales and certain issuances of securities. The Company is permitted to make voluntary prepayments at any time under the Credit Facility. The Senior Notes are redeemable at the option of the Company starting on July 1, 2006. The redemption prices, if redeemed during the 12-month period beginning on July 1 of the year indicated, are as follows:

                 YEAR                                PERCENTAGE
                 2006............................    104.750%
                 2007............................    102.375%
                 2008 and thereafter.............    100.000%

The Company is in compliance with the financial covenants as of June 30, 2002.

5- ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Prior to Issuance of Senior Notes

         Prior to the issuance of the Senior Notes in June 2002 (see Note 4), the Company had variable-rate long-term debt of approximately $127 million which it used to finance its operations. These debt obligations exposed the Company to variability in interest payments due to changes in interest rates. The Company hedged a portion of its variable-rate debt through interest rate swaps designated as cash-flow hedges with a notional amount of $25 million maturing in February 2003 under which the Company received variable interest rate payments and made fixed rate interest rate payments. When the Company issued the fixed-rate Senior Notes, the proceeds were used to payoff the variable-rate debt which was being hedged by the interest rate swaps. These interest rate swaps were terminated by the Company in June 2002 with a cash payment of $635,000.

After Issuance of Senior Notes

         After the issuance of the Senior Notes, all but $32 million of the Company's outstanding debt obligations have fixed interest rates. The market value of these fixed-rate debt obligations vary based on changes in interest rates.

         Management believes that it is prudent to limit the variability of the market value of its fixed-rate debt obligations. To meet this objective, the Company has entered into an interest rate swap in June 2002. This swap effectively changes the fixed-rate cash flows on fixed-rate long-term debt to variable-rate cash flows. Under the interest rate swap, the Company pays variable interest rate payments and receives fixed interest rate payments. In addition, the Company uses an interest rate cap to offset possible increases in interest payments under the interest rate swap caused by increases in market interest rates over a certain level and also as a cash flow hedge to effectively limit increases in interest payments under its variable-rate debt obligations.

         The Company does not speculate using derivative instruments.

Quantitative Disclosures

         In June 2002, the Company entered into an interest rate swap (used to hedge the fair value of fixed-rate debt obligations) with a notional amount of $150 million maturing in December 2007. Under this swap, the Company pays a variable rate of interest equal to the one month London Interbank Borrowing rate ("LIBOR") (1.84% as of June 30, 2002), adjustable monthly, plus a spread of 4.805% and receives a fixed rate of 9.35%. This swap is designated as a fair value hedge and had no impact on the income statement during the three months ended June 30, 2002.

          Also in June 2002, the Company entered into an interest rate cap with a notional amount of $150 million maturing in December 2007. Under this cap, the Company pays a fixed rate of interest equal to 0.24% and receives a variable rate of interest equal to the excess, if any, of the one month LIBOR rate, adjusted monthly, over the cap rate of 7%. A portion of the interest rate cap with a notional amount of $32 million is designated as a hedging instrument (cash-flow hedge) to effectively limit possible increases in interest payments under variable-rate debt obligations. The remainder of the interest rate cap with a notional amount of $118 million is used to offset increases in variable-rate interest payments under the interest rate swap to the extent one month LIBOR exceeds 7%. This portion of the interest rate cap is not designated as hedging instruments under FAS 133.

         Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair-value hedge, along with the loss or gain on the hedged asset or liability of the hedged item that is attributable to the hedged risk are recorded in earnings. Changes in the fair value of cash flow hedges are reported as Accumulated Other Comprehensive Income ("AOCI") as a component of Shareholder's Equity. Changes in the fair value of the portion of the interest rate cap not designated as a hedging instrument is reported in net income or loss. As of June 30, 2002, the fair value of the interest rate swap designated as a fair value hedge is a liability recorded in other long-term liabilities of $0.1 million. The fair value of the cash-flow hedges is a liability recorded in other long-term liabilities of $0.1 million and the gain credited to AOCI (net of income tax effect) for the three months ended June 30, 2002 was $0.5 million. The fair value of the portion of the interest rate cap not designated as a hedging instrument is a liability recorded in other long-term liabilities of $0.1 million. During the year ending December 31, 2002, none of the gains or losses in AOCI (net of income tax effect) related to the interest rate cap are expected to be reclassified into interest expense as a yield adjustment of the hedged debt obligation.

6- ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

         As of January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement amends SFAS No. 121, which the Company previously adopted, to provide that goodwill and other intangible assets be evaluated for impairment under SFAS No. 142 (see Note 3) rather than under SFAS No. 121 or SFAS No. 144. SFAS No. 144 requires that tangible long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.


7- COMMITMENTS AND CONTINGENCIES

Capital Expenditures

         At June 30, 2002, the Company had capital expenditure purchase commitments outstanding of approximately $4.0 million.

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

Litigation

         The Company and its subsidiaries are defendants in actions brought against them from time to time in connection with their operations. While it is not possible to estimate the final outcome of the various proceedings at this time, such actions generally are resolved within amounts accrued.

         The U.S. Department of Justice and other Federal agencies are increasing resources dedicated to regulatory investigations and compliance audits of health care providers. The Company is diligent to address these regulatory matters.

8- COMPREHENSIVE EARNINGS (LOSS)

 Comprehensive Earnings (Loss) is as follows for the periods shown (dollars in thousands):

                                                                  THREE MONTHS    THREE MONTHS    SIX MONTHS      SIX MONTHS
                                                                     ENDED           ENDED           ENDED           ENDED
                                                                 JUNE 30, 2002   JUNE 30, 2001   JUNE 30, 2002   JUNE 30, 2001
                                                                 -------------   -------------   -------------   -------------
NET EARNINGS (LOSS) ......................................         $    507        $ (8,744)        $  2,164       $(15,495)

OTHER COMPREHENSIVE INCOME (LOSS):

    Unrealized loss on investments, before tax ...........             (342)           (300)          (1,200)          (343)
    Gain (loss) on cash flow  hedges, before tax .........              818            (331)           1,576         (1,743)
                                                                   --------        --------         --------       --------
    Other comprehensive income (loss), before tax ........              476            (631)             376         (2,086)
    Income tax (provision) benefit related to items of
         other comprehensive income (loss) ...............             (149)            236              (71)           747
                                                                   --------        --------         --------       --------
    Other comprehensive income (loss), net of tax ........              327            (395)             305         (1,339)
                                                                   --------        --------         --------       --------
 COMPREHENSIVE EARNINGS (LOSS) ...........................         $    834        $ (9,139)        $  2,469       $(16,834)
                                                                   ========        ========         ========       ========



9- UNCERTAINTIES AND CERTAIN SIGNIFICANT RISKS

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

         The incremental Medicare relief packages received from the Balanced Budget Refinement Act of 1999 ("BBRA") and the Benefit Improvement and Protection Act of 2000 ("BIPA") provide a total of $2.7 billion in temporary Medicare funding enhancements to the long-term care industry. The funding enhancements implemented by the BBRA and BIPA fall into two categories. The first category is "Legislative Add-ons" which included the 16.66% add-on to the nursing component of the Resource Utilization Groupings III ("RUGs") rate and the 4% base adjustment. The Legislative Add-ons are currently scheduled to sunset on September 30, 2002. The Company has estimated the average per diem effect of the Legislative Add-ons to be $32.00, or $19.0 million annually. Currently there is extensive discussions and negotiations within the U. S. House of Representatives and Senate regarding these Legislative Add-ons. It is not possible to predict the final outcome of any legislation. A decision to discontinue all or part of the Legislative Add-ons could have a significant impact on the Company.

         The second category is "RUGs Refinements", which involved an initial 20% add-on for 15 RUGs categories identified as having high intensity, non-therapy ancillary services. Under BIPA, the Center for Medicare and Medicaid Services ("CMS") later redistributed the 20% add-ons from three RUGs categories to 14 Rehab categories at 6.7%. On April 23, 2002, the CMS announced that it would delay the implementation of the RUGs Refinements, thereby extending the related add-ons for at least one additional government fiscal year (September 30, 2003).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATION

         The Company is a provider of long-term care and related services in the United States. As of June 30, 2002, the Company operates 139 nursing facilities (14,091 beds) and 36 assisted living and retirement facilities (1,756 units) located in 13 states. The Company also manages 18 nursing facilities (2,326 beds) and five assisted living and retirement facilities (156 units) and provides selected consulting services to 34 nursing facilities (3,195 beds) owned by third parties. In total, the Company operates, manages or provides selected consulting services to 232 long-term care facilities (21,524 beds) in 16 states, of which 191 are nursing facilities (19,612 beds) and 41 are assisted living and retirement facilities (1,912 units).

FORWARD-LOOKING STATEMENTS

         Statements contained in this report that are not historical facts are forward-looking statements. Forward-looking statements can be identified because they generally contain the words "anticipate", "believe", "estimate", "expect", "objective", "project", or similar expression. Such forward-looking statements are necessarily estimates reflecting the best judgment of the party making such statements based upon current information and involve a number of risks and uncertainties and other factors that may cause actual results, performance or achievements of the Company to differ materially from those expressed or implied in the statements. In addition to the assumptions and other factors referred to specifically in connection with these statements, such factors are identified in the Company's filings with United States securities regulators and include, but are not limited to, the following: changes in the health care industry in general and the long-term care industry in particular because of political and economic influences; changes in regulations governing the industry and the Company's compliance with such regulations; changes in government funding levels for health care services; resident care litigation and other claims asserted against the Company; the Company's ability to attract and retain qualified personnel; the availability and terms of capital to fund the Company's capital expenditures; changes in competition; and demographic changes. Given these risks and uncertainties, readers are cautioned not to place undue reliance on the Company's forward-looking statements.
SIGNIFICANT ASSET DIVESTITURES IN 2002 AND 2001

         The following is a summary of significant events in 2002 and 2001.

         On May 31, 2002, Tandem Health Care, Inc. ("Tandem") exercised its option to purchase seven leased properties in Florida for gross proceeds of $28.6 million, consisting of cash of $15.6 million and $13.0 million in 8.5% interest-bearing, five-year notes. The Company's carrying value of the seven facilities was $25.3 million. The Company applied $12.4 million of the net proceeds to reduce its bank debt. No gain or loss was recognized on the sale as this transaction is part of the provision for the Company's previously announced plans to dispose of its Florida operations.

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

         In April 2001, Tandem exercised its option to purchase two leased properties in Florida for gross proceeds of $11.4 million, consisting of cash of $7.0 million, a $2.5 million 8.5% interest bearing five-year note and $1.9 million in 9% cumulative dividend preferred shares, mandatorily redeemable after five years. The Company's carrying value of the two facilities was $9.2 million. Tandem continued to operate seven nursing homes under a lease agreement with the Company, with an option to purchase these facilities anytime during the lease term. The gain on sale of $2.1 million was deferred as the ultimate determination of the gain was dependent on Tandem exercising all remaining options and the transaction is part of the provision for the Company's previously announced plans to dispose of its Florida operations. The Company applied $4.0 million of the net proceeds to reduce its bank debt. See discussion of the May 31, 2002 transaction above.

RESULTS FROM OPERATION

         The following table sets forth details of revenues and earnings as a percentage of total revenues:

                                                                             THREE MONTHS                     SIX MONTHS
                                                                                ENDED                            ENDED
                                                                               JUNE 30,                         JUNE 30,
                                                                         --------------------            ---------------------
                                                                          2002           2001             2002            2001
                                                                         -----          -----            -----           -----
Revenues:
    Nursing and assisted living centers .....................             96.6%          96.7%            96.5%           96.6%
    Outpatient therapy ......................................              1.3            1.3              1.3             1.2
    Other ...................................................              2.1            2.0              2.2             2.2
                                                                         -----          -----            -----           -----
                                                                         100.0          100.0            100.0           100.0
Expenses:
    Operating and general and administrative costs ..........             88.3           90.8             88.3            91.5
    Lease, depreciation and amortization ....................              6.0            7.0              6.1             7.1
    Interest, net ...........................................              3.6            4.4              3.8             4.8
    Loss on disposal of assets and other items ..............               --            3.2               --             2.0
                                                                         -----          -----            -----           -----
    Earnings (loss) before taxes ............................              2.1           (5.4)             1.8            (5.4)
    Provision (benefit) for income taxes ....................              1.0           (1.1)             0.8            (1.5)
                                                                         -----          -----            -----           -----
    Earnings (loss) before extraordinary item ...............              1.1           (4.3)             1.0            (3.9)
    Extraordinary item, net of tax ..........................              0.8             --              0.4              --
                                                                         -----          -----            -----           -----
       NET EARNINGS (LOSS) ..................................              0.3%          (4.3)%            0.6%           (3.9)%
                                                                         =====          =====            =====           =====


REVENUES

         The Company's revenues are derived through the provision of healthcare services in its network of facilities, including long-term care services such as nursing care, assisted living and other specialized medical services such as subacute care and rehabilitative therapy. Nursing and assisted living facility revenues are derived from the provision of routine and ancillary services for the Company's residents. Outpatient therapy revenue is derived from providing outpatient therapy services at Company clinics, and to outside third parties. Outpatient therapy revenue increased in the six months ended June 30, 2002 compared to the same period in 2001.


         The Company derives its revenue from Medicare, Medicaid and private pay sources. The following table sets forth the Company's Medicare, Medicaid and private pay sources of revenue by percentage of total revenue:

                                                             THREE MONTHS ENDED JUNE 30          SIX MONTHS ENDED JUNE 30,
                                                             --------------------------          -------------------------
                                                                 2002          2001                2002            2001
                                                                 ----          ----                ----            ----
    Medicare ..................................................  25.5%         24.3%               25.5%           23.9%
    Medicaid ..................................................  50.1%         50.2%               49.8%           50.7%
    Private Pay ...............................................  24.4%         25.5%               24.7%           25.4%


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

         The incremental Medicare relief packages received from BBRA and BIPA provide a total $2.7 billion in temporary Medicare funding enhancements to the long-term care industry. The funding enhancements implemented by the BBRA and BIPA fall into two categories. The first category is "Legislative Add-ons" which included the 16.66% add-on to the nursing component of the RUGs rate and the 4% base adjustment. The Legislative Add-ons are currently scheduled to sunset on September 30, 2002. The Company has estimated the average per diem effect of the Legislative Add-ons to be $32.00, or $19.0 million annually. Currently there is extensive discussions and negotiations within the U. S. House of Representatives and Senate regarding these Legislative Add-ons. It is not possible to predict the final outcome of any legislation. A decision to discontinue all or part of the Legislative Add-ons could have a significant impact on the Company.

         The second category is "RUGs Refinements" which involved an initial 20% add-on for 15 RUGs categories identified as having high intensity, non-therapy ancillary services (20% add-ons from three RUGs categories were later redistributed to 14 Rehab categories at 6.7%). On April 23, 2002, the CMS announced that it would leave in place the current classification system which will result in the continuation of funding received from the RUGs Refinements.

         Average occupancy in nursing facilities for the six months ended June 30, 2002 and 2001 was 89.7% and 87.1%; and for assisted living facilities, 82.4% and 83.5%, respectively.

THREE MONTHS ENDED JUNE 30, 2002 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2001

REVENUES

         Revenues in the three months ended June 30, 2002 ("2002 quarter") were $201.8 million, representing an increase of $1.0 million (0.5%) from $200.8 million in the three months ended June 30, 2001 ("2001 quarter"). The increase in revenues includes a $13.0 million increase in revenues from nursing and assisted living facilities and other business operated during both the 2002 and the 2001 quarters ("same-facility operations") and an increase of $0.2 million from other revenue, partially offset by a decrease of $12.2 million in revenues from divested nursing facilities.

         Revenues from same-facility nursing and assisted living operations increased $13.0 million due to: (1) a 1.7% increase in resident census (average daily census or "ADC" increased from 13,878 in 2001 to 14,110 in 2002), a higher Medicare ADC (ADC increased from 1,423 in 2001 to 1,645 in 2002), and increased Medicaid rates, collectively which increased revenues by $12.5 million or 6.9% increase on a same-facility basis; and (2) an increase of $0.5 million when comparing periods due to more favorable Medicaid cost settlements in 2002.

         For nursing operations, the Company's average daily Medicare rate decreased to $337 (0.9%) in the 2002 quarter compared to $340 in the 2001 quarter on a same-facility basis. The percentage of Medicare residents, on a same-facility basis, increased to 13.0% in the 2002 quarter from 11.5% in the 2001 quarter. The Company's average daily Medicaid rate increased to $127 (6.7%) in the 2002 quarter compared to $119 in the 2001 quarter on a same-facility basis. The percentage of Medicaid residents decreased to 68.8% in the 2002 quarter from 69.8% in the 2001 quarter; the average daily census for Medicaid residents was 8,710 in the 2002 quarter as compared to 8,668 in the 2001 quarter on a same-facility basis.


OPERATING AND GENERAL AND ADMINISTRATIVE COSTS

         Operating and general and administrative costs decreased $4.0 million or 2.2% between periods, of which $4.1 million was a decrease in expenses for insurance and liability claims (primarily related to the Company's divestiture of its Texas nursing facilities), and $10.8 million related to reduced operating costs (other than insurance and liability claims) attributable to nursing facilities divested during 2001. The increase in operating and general and administrative costs on a same-facility basis (excluding expenses for insurance and liability claims) was $10.9 million (a 6.7% increase on a same-facility basis) and included: (1) an increase in wage and benefit costs of $4.3 million (a 3.7% increase on a same-facility basis); (2) an increase in contracted food and laundry services totaling $2.5 million related to services that were formerly provided by employees; (3) an increase in drug expense of $1.7 million primarily due to escalating drug costs; (4) an increase in outside therapy services of $1.0 million; (5) an increase in bad debt expense of $0.5 million; and (6) a net increase in other operating and general and administrative expenses of $0.9 million (a 0.6% increase on a same-facility basis).

LEASE COSTS, DEPRECIATION AND AMORTIZATION

         Depreciation and amortization decreased $0.8 million to $9.4 million for the 2002 quarter compared to $10.2 million for the 2001 quarter. This decrease included a $0.3 million decrease as a result of divestitures and a $0.6 million decrease relating to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", which requires that goodwill no longer be amortized to earnings.

         Lease costs decreased $1.2 million when comparing periods, including $0.6 million as a result of divestitures and $0.6 million as a result of continuing operations.

INTEREST

         Interest expense (net of interest income) decreased $1.7 million to $7.2 million in the 2002 quarter compared to $8.9 million in the 2001 quarter. The decrease was primarily due to a decrease in the weighted average interest rate of all long-term debt to 7.17% during the 2002 quarter compared to approximately 8.47% during the 2001 quarter, as well as a reduction in the average debt level to $377.5 million during the 2002 quarter compared to $406.9 million during the 2001 quarter resulting from the Company's use of divestiture proceeds and an income tax refund during 2001 to reduce bank debt balances.

LOSS ON DISPOSAL OF ASSETS AND OTHER ITEMS

         A loss of $5.5 million was recorded in the 2001 quarter for costs relating to the disposal or lease during 2000 of the Company's Florida operations. An additional loss of $0.9 million was recorded in the 2001 quarter for other nursing facilities closed in 2000 and the disposition of other non-core assets.

INCOME TAXES

         Income tax expense in the 2002 quarter was $2.1 million compared to an income tax benefit of $2.2 million in the 2001 quarter. The Company's effective tax rate was 48.2% in 2002 as compared to 20.2% in 2001. The increase in the effective tax rate results from the reversal of current and prior year state deferred income tax benefits. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, and accordingly records a valuation allowance if required. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

EXTRAORDINARY ITEM

         The extraordinary loss in 2002 of $1.7 million (net of income tax effect) was due to the early extinguishment in June 2002 of the Company's debt using proceeds from the issuance of the Senior Notes. The extraordinary loss in 2001 of $45,000 (net of income tax effect) was related to the write-off of deferred financing costs in connection with debt reduction upon the sale of nursing facilities.

NET EARNINGS (LOSS)

         Net earnings in the 2002 quarter were $0.5 million compared to a net loss of $8.7 million in the 2001 quarter. The net earnings prior to loss on disposal of assets and other items and extraordinary item (after applicable income tax effect) was $2.2 million in the 2002 quarter compared to a net loss of $4.5 million for the 2001 quarter. The fluctuation is for the reasons noted above.


SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2001

REVENUES

         Revenues in the six months ended June 30, 2002 were $400.0 million, representing an increase of $5.8 million (1.5%) from $394.2 million in the six months ended June 30, 2001. The increase in revenues includes a $28.4 million increase in revenues from nursing and assisted living facilities and other business operated during the six months ended June 30, 2002 and 2001 ("same-facility operations") and an increase of $0.5 million from other revenue, partially offset by a decrease of $23.1 million in revenues from divested nursing facilities.

         Revenues from same-facility nursing and assisted living operations increased $28.4 million due to: (1) a 1.3% increase in resident census (average daily census or `ADC" increased from 13,906 in 2001 to 14,081 in 2002), a higher Medicare ADC (ADC increased from 1,439 in 2001 to 1,643 in 2002), and increased Medicaid rates, collectively which increased revenues by $27.5 million or 7.7% increase on a same-facility basis; and (2) an increase of $0.9 million when comparing periods due to more favorable Medicaid cost settlements in 2002.

         For nursing operations, the Company's average daily Medicare rate increased to $337 (2.8%) in the first six months of 2002 compared to $328 in the first six months of 2001 on a same-facility basis. The percentage of Medicare residents, on a same-facility basis, increased to 13.0% in the first six months of 2002 from 11.6% in the first six months of 2001. Similarly, the Company's average daily Medicaid rate increased to $126 (6.2%) in the first six months of 2002 compared to $119 in the first six months of 2001 on a same-facility basis. The percentage of Medicaid residents decreased to 68.7% in the first six months of 2002 from 69.6% in the first six months of 2001; the average daily census for Medicaid residents was 8,681 in the first six months of 2002 as compared to 8,643 in the first six months of 2001 on a same-facility basis.


OPERATING AND GENERAL AND ADMINISTRATIVE COSTS

         Operating and general and administrative costs decreased $7.7 million or 2.1% between periods, of which $5.5 million was a decrease in expenses for insurance and liability claims (primarily related to the Company's divestiture of its Texas nursing facilities), and $21.6 million related to reduced operating costs (other than insurance and liability claims) attributable to nursing facilities divested during 2001. The increase in operating and general and administrative costs on a same-facility basis (excluding expenses for insurance and liability claims) was $19.4 million (a 6.0% increase on a same-facility basis) and included: (1) an increase in wage and benefit costs of $9.5 million (a 4.1% increase on a same-facility basis); (2) an increase in contracted food and laundry services totaling $3.9 million related to services that were formerly provided by employees; (3) an increase in drug expense of $2.5 million primarily due to escalating drug costs; (4) an increase in outside therapy services of $1.6 million; (5) an increase in bad debt expense of $1.3 million; and (6) a net increase in other operating and general and administrative expenses of $0.6 million (a 0.2% increase on a same-facility basis).

LEASE COSTS, DEPRECIATION AND AMORTIZATION

         Depreciation and amortization decreased $1.7 million to $18.8 million for the first six months of 2002 compared to $20.5 million for the first six months of 2001. This decrease included a $0.7 million decrease as a result of divestitures and a $1.2 million decrease relating to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", which requires that goodwill no longer be amortized to earnings.

         Lease costs decreased $2.0 million when comparing periods, including $1.3 million as a result of divestitures and $0.7 million as a result of continuing operations.

INTEREST

         Interest expense (net of interest income) decreased $3.6 million to $15.2 million in the first six months of 2002 compared to $18.8 million in the first six months of 2001. The decrease was primarily due to a reduction in the average debt level to $380.8 million during the first six months of 2002 compared to $423.3 million during the first six months of 2001 resulting from the Company's use of divestiture proceeds and an income tax refund during 2001 to reduce bank debt balances, as well as a decrease in the weighted average interest rate of all long-term debt to 7.49% during the first six months of 2002 compared to approximately 8.53% during the first six months of 2001.

LOSS ON DISPOSAL OF ASSETS AND OTHER ITEMS

         A loss of $6.9 million was recorded in the first six months of 2001 for costs relating to the disposal or lease during 2000 of the Company's Florida operations. An additional loss of $0.9 million was recorded in 2001 for nursing facilities closed in 2000 and the disposition of other non-core assets.

INCOME TAXES

         Income tax expense in the first six months of 2002 was $3.4 million compared to an income tax benefit of $5.9 million in the first six months of 2001. The Company's effective tax rate was 46.6% in the first six months of 2002 as compared to 27.6% in the first six months of 2001. The increase in the effective tax rate results from the reversal of current and prior year state deferred income tax benefits. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, and accordingly records a valuation allowance if required. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

EXTRAORDINARY ITEM

         The extraordinary loss in 2002 of $1.7 million (net of income tax effect) was due to the early extinguishment in June 2002 of the Company's debt using proceeds from the issuance of the Senior Notes. The extraordinary loss in 2001 of $45,000 (net of income tax effect) was related to the write-off of deferred financing costs in connection with debt reduction upon the sale of nursing facilities.

NET EARNINGS (LOSS)

         Net earnings in the first six months of 2002 were $2.2 million compared to a net loss of $15.5 million in the first six months of 2001. The net loss prior to loss on disposal of assets and other items and extraordinary items was $3.9 million for the first six months of 2002 and was $10.4 million for the first six months of 2001. The fluctuation is for the reasons noted above.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW OF CHANGES IN LIQUIDITY

         The Company had cash and cash equivalents of $28.9 million at June 30, 2002 and $1.0 million at December 31, 2001. Cash flow generated from operating activities was $20.2 million for the six months ended June 30, 2002 compared with $52.9 million in the comparable period of 2001. The $32.7 million reduction in cash flow from operations was the result of the 2001 tax refund of $22.5 million, a $11.5 million reduction in accounts receivable net of changes in accounts payable (primarily relating to divested operations) and increased payments of self-insured general liability claims of $11.9 million, partly offset by improved cash flow from operations of $13.2 million.

         The Company experienced a decrease in working capital (excluding cash and borrowings included in current liabilities) of $12.8 million from $15.8 million at December 31, 2001 to $3.0 million at June 30, 2002. The decrease in working capital resulted primarily from a decrease in accounts receivable of $9.6 million and a $9.0 million increase in accounts payable and accrued liabilities. These decreasing components of working capital were partially offset by a $5.7 million decrease in amounts due to shareholders and affiliates.

         Accounts receivable at June 30, 2002 were $94.6 million compared with $104.2 million at December 31, 2001, representing a decrease of $9.6 million. The reduction in accounts receivable included an $11.0 million decrease within the nursing operations, an increase of $0.4 million within the outpatient therapy operations, and a $1.0 million increase in receivables from long-term care operators for which management and consulting services are provided. The $1.0 million increase was primarily attributable to transitional working capital advances to the nursing facilities transferred to Senior Health-Texas and Senior Health-South. Within the nursing operations, billed patient care and other receivables decreased $9.4 million and third-party payor settlement receivables (based on Medicare and Medicaid cost reports) decreased $1.6 million. The decrease in billed patient care receivables of $9.4 million included a decrease of $11.7 million due to an improvement in collection efforts by the Company between periods. The remaining increase of $2.3 million reflects an increase of $5.9 million due to rate increases, partially offset by a decrease of $3.6 million due to the sale or closure of nursing facilities and assisted living facilities.

         The decrease in settlement receivables of $1.6 million from December 31, 2001 to June 30, 2002 included decreases of (1) $1.5 million from collections of Medicare settlements; (2) $1.5 million for collections from Medicare of uncollectible co-insurance amounts recorded as revenue in 2002 and 2001; and (3) $0.5 million for collection of Medicaid cost report settlements. These decreases were partially offset by an increase of $1.9 million in revenue recorded in 2002 for anticipated Medicare reimbursement for uncollectible co-insurance amounts.

         Property and equipment decreased $35.5 million from December 31, 2001 to a total of $442.3 million at June 30, 2002. The decrease was the result of depreciation expense of $18.2 million and asset disposals with net book values of $26.0 million, primarily relating to the sale of seven Florida leased properties to Tandem as discussed earlier. These decreases were partially offset by capital expenditures of $7.4 million and an increase of $1.3 million (included in depreciation expense) relating to the reclassification of the net book value of property and equipment related to the disposal of nursing facilities to Greystone from Property and equipment to other assets.

         Total borrowings, including bank indebtedness and both current and long-term maturities of debt, totaled $390.7 million at June 30, 2002 representing an increase of $4.8 million from December 31, 2001. The increase resulted from the issuance of new debt as discussed above, partially offset by the use of $0.8 million from the collection of notes receivable, $19.4 million from the sale of property, and the use of cash from operating activities to reduce borrowings. The weighted average interest rate of all long-term debt was 8.76% at June 30, 2002 and such debt had maturities ranging from 2002 to 2014.

         As of June 30, 2002, Extendicare Inc. and/or one of its wholly owned subsidiaries held $27.9 million (14.0%) of the Company's outstanding senior subordinated notes.

         Cash provided from investing activities was $8.3 million for the six months ended June 30, 2002 compared to $0.1 million in the comparable period of 2001. The increase was primarily due to: (1) a $7.3 million increase in proceeds from the sale of property and equipment in 2002; (2) $1.0 million from the collection of notes receivable in 2002; and (3) a $1.2 million increase from changes in other non-current assets. These increases were partially offset by a decrease of $1.2 million as a result of increased purchases of property and equipment.

         Cash used for financing activities decreased by $53.5 million to $0.6 million for the six months ended June 30, 2002, compared to a use of funds of $54.1 million in the comparable period in 2001. The decrease is primarily due to: (1) a $160.6 million increase in proceeds from issuance of long-term debt of which $149.6 million was from the issuance of the Senior Notes; (2) a $3.2 million increase in cash from other liabilities in 2002; (3) a $2.7 million decrease from cash used for bank indebtedness; (4) a decrease of $100.5 million from increased payments of long-term debt in 2002; and (5) a $7.1 million decrease from cash used for the payment of deferred financing costs associated with the issuance of the Senior Notes.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has a $105 million Revolving Credit Facility. Borrowing availability under this line of credit totaled $64.6 million at June 30, 2002 (net of letters of credit in the amount of $40.4 million). The Company is in compliance with the financial covenants of its credit facility as of June 30, 2002.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Qualitative Disclosures

         As discussed in Note 5 to the Financial Statements, the Company uses interest rate swaps to hedge the fair value of its debt obligations and interest rate caps as a cash flow hedge of its variable-rate debt and also to offset possible increases in variable-rate payments on its interest rate swap related to increases in market interest rates over the cap rate.

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

Quantitative Disclosures

         The table below presents principal (or notional) amounts and related weighted average interest rates by year of maturity for the Company's debt obligations and interest rate swaps and caps (dollars in thousands).

                                                                                                    AFTER                    FAIR
                                       2002        2003        2004        2005        2006         2006        TOTAL        VALUE
                                       ----        ----        ----        ----        ----         ----        -----        -----
LONG-TERM DEBT:
Fixed Rate .......................    $   436     $   674     $   710     $   700     $   644     $355,549     $358,713     $362,204
Average Interest Rate ............       6.48%       6.59%       6.69%       6.74%       6.40%        9.41%        9.39%
Variable Rate ....................         --          --          --          --          --     $ 32,000     $ 32,000     $ 19,310
Average Interest Rate ............                                                                    1.60%        1.60%
INTEREST RATE SWAPS:
Notional Amount ..................         --          --          --          --          --     $150,000     $150,000     $    106
Average Pay Rate
  (variable rate) ................         --          --          --          --          --           --         6.65%
Average Receive Rate
  (fixed rate) ...................         --          --          --          --          --           --         9.35%
INTEREST RATE CAPS:
Notional Amount ..................         --          --          --          --          --     $150,000     $150,000     $     88


         The above table incorporates only those exposures that exist as of June 30, 2002 and does not consider those exposures or positions which could arise after that date or future interest rate movements. As a result, the information presented above has limited predictive value. The Company's ultimate results with respect to interest rate fluctuations will depend upon the exposures that arise during the period, the Company's hedging strategies at the time and interest rate movements.

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

         None

ITEM 5.           OTHER INFORMATION

         None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      List of Exhibits:

         99.1 Certification Pursuant to 18 U.S.C. Section 1350 -- Chairman of the Board and Chief Executive Officer

         99.2 Certification Pursuant to 18 U.S.C. Section 1350 -- Vice President, Chief Financial Officer and Treasurer

(b)      Reports on Form 8-K

         On July 2, 2002, the Company filed Form 8-K relating to its issuance on June 28, 2002 of $150 million of 9.5% Senior Notes due July 1, 2010 in a private placement. The Senior Notes were issued at a price of 99.75% of par to yield 9.54%.

                        EXTENDICARE HEALTH SERVICES, INC.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       EXTENDICARE HEALTH SERVICES, INC.

Date: August 14, 2002               By:   /s/  MARK W. DURISHAN
      ---------------                     -------------------------------------
                                          Mark W. Durishan
                                          Vice President, Chief Financial
                                           Officer and Treasurer
                                           (principal financial officer and
                                           principal accounting officer)

                        EXTENDICARE HEALTH SERVICES, INC.
                                  EXHIBIT INDEX



99.1 Certification Pursuant to 18 U.S.C. Section 1350 -- Chairman of the Board and Chief Executive Officer

99.2 Certification Pursuant to 18 U.S.C. Section 1350 -- Vice President, Chief Financial Officer and Treasurer