Form 10-Q
period 2002-09-30
EXTENDICARE HEALTH SERVICES INC
filed 2002-11-14
CIK 1052024

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
                                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBERS 333-43549 AND 333-97293

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

Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)


Yes[ ] No [x]

                        EXTENDICARE HEALTH SERVICES, INC.
                                      INDEX

PART I      FINANCIAL INFORMATION:                                                                                PAGE

Item 1     Financial Statements:
           Consolidated Statements of Operations for the Three Months and Nine Months Ended
                   September 30, 2002 and 2001.............................................................         3
           Consolidated Balance Sheets, September 30, 2002 and December 31, 2001...........................         4
           Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2002 and 2001.....         5
           Notes to Consolidated Financial Statements......................................................         6
Item 2     Management's Discussion and Analysis of Financial Condition and Results of Operations...........        12
Item 3     Quantitative and Qualitative Disclosures About Market Risk......................................        22
Item 4     Controls and Procedures........................................................................         23

PART II    OTHER INFORMATION:
Item 1     Legal Proceedings...............................................................................        24
Item 2     Changes in Securities and Use of Proceeds.......................................................        24
Item 3     Defaults Upon Senior Securities.................................................................        24
Item 4     Submission of Matters to a Vote of Security Holders.............................................        24
Item 5     Other Information...............................................................................        24
Item 6     Exhibits and Reports on Form 8-K................................................................        24

SIGNATURES ................................................................................................        25

CERTIFICATIONS.............................................................................................        26

EXHIBIT INDEX..............................................................................................        28

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

                        EXTENDICARE HEALTH SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                             (DOLLARS IN THOUSANDS)


                                                       THREE MONTHS ENDED         NINE MONTHS ENDED
                                                         SEPTEMBER 30,              SEPTEMBER 30,
                                                       2002         2001          2002        2001
                                                       ----         ----          ----        ----
REVENUES:
  Nursing and assisted living centers ............   $ 200,368    $ 197,753    $ 586,272    $ 578,378
  Outpatient therapy .............................       2,491        2,357        7,585        7,271
  Other ..........................................       3,906        3,915       12,927       12,597
                                                     ---------    ---------    ---------    ---------

                                                       206,765      204,025      606,784      598,246
COSTS AND EXPENSES:
  Operating ......................................     174,941      179,637      511,449      523,021
  General and administrative .....................       7,786        7,672       24,329       25,011
  Lease costs ....................................       2,697        3,641        8,411       11,352
  Depreciation and amortization ..................       9,383        9,731       28,228       30,226
  Interest expense ...............................       8,784        9,106       24,754       28,937
  Interest income ................................         (23)        (511)        (833)      (1,567)
  Loss on impairment of long-lived assets ........        --          1,685         --          1,685
  Loss on disposal of assets and other items .....        --         16,402         --         24,246
                                                     ---------    ---------    ---------    ---------
                                                       203,568      227,363      596,338      642,911
                                                     ---------    ---------    ---------    ---------
EARNINGS (LOSS) BEFORE INCOME TAXES ..............       3,197      (23,338)      10,446      (44,665)
Income tax expense (benefit) .....................       1,192       (9,249)       4,568      (15,126)
                                                     ---------    ---------    ---------    ---------
EARNINGS (LOSS) BEFORE EXTRAORDINARY ITEM ........       2,005      (14,089)       5,878      (29,539)
                                                     ---------    ---------    ---------    ---------
Extraordinary loss on early retirement of
      debt (net of income taxes,  $1,140, and $30,
      respectively) ..............................        --           --         (1,709)         (45)
                                                     ---------    ---------    ---------    ---------
NET EARNINGS (LOSS) ..............................      $2,005     $(14,089)      $4,169     $(29,584)
                                                     =========    =========    =========    =========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                        EXTENDICARE HEALTH SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)



                              ASSETS
                                                                 SEPTEMBER 30, 2002    DECEMBER 31, 2001
                                                                 ------------------    -----------------
 CURRENT ASSETS:
  Cash and cash equivalents ..................................   $           29,710    $              997
  Accounts receivable, less allowances of $11,834 and $14,577,
    respectively .............................................               99,371               104,236
  Supplies, inventories and other current assets .............                7,405                 6,809
  Due from shareholder and affiliates:
      Federal income taxes receivable ........................                9,488                 9,468
      Deferred federal income taxes ..........................               10,763                11,474
      Other ..................................................                3,004                  --
                                                                 ------------------    ------------------
      Total current assets ...................................              159,741               132,984

PROPERTY AND EQUIPMENT .......................................              439,095               477,830
GOODWILL AND OTHER INTANGIBLE ASSETS .........................               76,648                77,592
OTHER ASSETS .................................................              119,320               107,430
                                                                 ------------------    ------------------

       Total Assets ..........................................   $          794,804    $          795,836
                                                                 ==================    ==================


                      LIABILITIES AND SHAREHOLDER'S EQUITY

 CURRENT LIABILITIES:
  Bank indebtedness ..........................................   $                4    $              590
  Current maturities of long-term debt .......................                  608                12,099
  Accounts payable and accrued liabilities ...................              124,296               105,908
  Income taxes payable .......................................                1,495                 1,556
  Deferred state income taxes payable ........................                  239                  --
  Due to shareholders and affiliates .........................                 --                   8,686
                                                                 ------------------    ------------------
      Total current liabilities ..............................              126,642               128,839

ACCRUAL FOR SELF-INSURED LIABILITIES .........................               55,713                70,341
LONG-TERM DEBT ...............................................              387,442               373,248
OTHER LONG-TERM LIABILITIES ..................................               40,351                44,018
DEFERRED STATE INCOME TAXES ..................................                  783                  --
DUE TO SHAREHOLDER AND AFFILIATES:
      Deferred Federal income taxes and other ................               24,211                23,388
                                                                 ------------------    ------------------
       Total liabilities .....................................              635,142               639,834
                                                                 ------------------    ------------------

SHAREHOLDER'S EQUITY:
 Common stock, $1 par value, 1,000 shares authorized,
      947 shares issued and outstanding ......................                    1                     1
 Additional paid-in capital ..................................              208,787               208,787
 Accumulated other comprehensive loss ........................               (2,876)               (2,367)
 Accumulated deficit..........................................              (46,250)              (50,419)
                                                                 ------------------    ------------------
      Total Shareholder's Equity .............................              159,662               156,002
                                                                 ------------------    ------------------

  Total Liabilities and Shareholder's Equity .................   $          794,804    $          795,836
                                                                 ==================    ==================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        EXTENDICARE HEALTH SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                             (DOLLARS IN THOUSANDS)



                                                                   NINE MONTHS ENDED   NINE MONTHS ENDED
                                                                  SEPTEMBER 30, 2002  SEPTEMBER 30, 2001
                                                                  ------------------  ------------------
OPERATING ACTIVITIES:
Net earnings (loss) ........................................         $        4,169         $   (29,584)
Adjustments to reconcile net earnings (loss) to net cash
      provided from operating activities:
      Depreciation and amortization ........................                 29,596              31,799
      Provision for uncollectible accounts receivable ......                  7,874               7,302
      Provision for self-insured liabilities ...............                  3,937              27,552
      Payment of self-insured liability claims .............                (18,565)             (5,099)
      Loss on disposal of assets and other items ...........                   --                13,282
      Loss on impairment of long-lived assets ..............                   --                 1,685
      Deferred income taxes ................................                  4,166             (15,704)
      Extraordinary loss on early retirement of debt .......                  1,709                  45

Changes in assets and liabilities:
      Accounts receivable ..................................                 (5,086)             12,407
      Supplies, inventories and prepaid expenses ...........                   (646)               (126)
      Debt service trust funds .............................                   (171)               (173)
      Due from shareholder-Federal income taxes ............                    (20)             22,542
      Accounts payable and accrued liabilities .............                  2,400                 290
      Income taxes payable/receivable ......................                    (60)                639
                                                                     --------------         ------------
         Cash provided from operating activities ...........                 29,303              66,857

INVESTING ACTIVITIES:
      Payments for purchase of property and equipment ......                 (12,638)             (9,681)
      Proceeds from sale of property and equipment .........                  14,291               7,292
      Changes in other non-current assets ..................                   1,012              (1,085)
                                                                      --------------         ------------
         Cash provided from (used in) investing activities .                   2,665              (3,474)

FINANCING ACTIVITIES:
      Proceeds from issuance of long-term debt..............                 160,625                --
      Payments of deferred financing costs .................                  (7,090)               --
      Other long-term liabilities ..........................                   1,726              (1,243)
      Payments of long-term debt ...........................                (157,931)            (61,493)
      Changes in bank indebtedness .........................                    (585)              1,841
      Distribution of minority interests' earnings .........                    --                   (15)
                                                                      --------------         ------------
         Cash used in financing activities .................                  (3,255)            (60,910)
                                                                      --------------         ------------

INCREASE IN CASH AND CASH EQUIVALENTS ......................                  28,713               2,473
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .............                     997               1,641
                                                                      --------------         ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD ...................          $       29,710         $     4,114
                                                                      ==============         ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

         The accompanying condensed consolidated financial statements reflect the operations of Extendicare Health Services, Inc. and its subsidiaries ("Extendicare" or the "Company") in accordance with accounting principles generally accepted in the United States of America. Extendicare, a Delaware corporation, is an indirect wholly owned subsidiary of Extendicare Inc., a Canadian corporation.

BASIS OF PRESENTATION

         The accompanying financial statements include the accounts of the Company and its majority-owned subsidiaries. All transactions between Extendicare and its majority-owned subsidiaries have been eliminated.

         The accompanying condensed consolidated financial statements as of September 30, 2002 and 2001 and for the periods ended September 30, 2002 and 2001 are unaudited and have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and the footnotes required by generally accepted accounting principles in the United States of America for complete statements. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. The condensed consolidated balance sheet information as of December 31, 2001 has been derived from audited financial statements.

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

         Certain reclassifications have been made to the 2001 condensed consolidated financial statements to conform to the presentation for 2002.

         These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001 contained in the Company's Annual Report on Form 10-K.

2-NEW ACCOUNTING PRONOUNCEMENTS

         In May 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections". The most significant provision of SFAS No. 145 addresses the termination of extraordinary item treatment for gains and losses on early retirement of debt. The Company will be required to adopt the provisions of this standard beginning on January 1, 2003. Upon adoption, the Company will be required to modify the presentation of its year 2002 and 2001 results by recording the loss on early retirement of debt in earnings before income taxes.

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

3-ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS

         As of July 1, 2001, the Company adopted SFAS No. 141, "Business Combinations", and, as of January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". Statement 141 requires that all business combinations be accounted for under a single method the purchase method. Statement 142 requires that goodwill and intangible assets with an indefinite life no longer be amortized to earnings, but instead be reviewed for impairment at least annually. The amortization of goodwill and intangible assets with an indefinite life ceased upon adoption of the Statement. Under SFAS No. 142, the Company is required to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill. The Company was required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. If an intangible asset is identified as having an indefinite useful life, the Company was required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Impairment is measured as the excess of carrying value over the fair value of intangible asset with an indefinite life.

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

         The following table shows what net income would have been had SFAS No. 142 been applied in the comparable prior year period (dollars in thousands):

                                                   THREE MONTHS ENDED SEPTEMBER 30,         NINE MONTHS ENDED SEPTEMBER 30,
                                                   --------------------------------         -------------------------------
                                                      2002             2001                   2002                2001
                                                     -------        ---------                -------           ---------
           Net income (loss), as reported            $ 2,005        $ (14,089)               $ 4,169           $ (29,584)
           Add back: goodwill amortization                 -              612                      -               1,836
                                                     -------        ---------                -------           ---------

           Adjusted net income (loss)                $ 2,005        $ (13,477)               $ 4,169           $ (27,748)
                                                     =======        ==========               =======           ==========


4-ISSUANCE OF SENIOR NOTES

         On June 28, 2002, the Company completed a private placement of $150 million of its 9.5% Senior Notes due July 1, 2010 (the "Senior Notes") in accordance with Rule 144A and Regulation S of the Securities Act of 1933. The Senior Notes are guaranteed by all existing and future subsidiaries of the Company. The Senior Notes were issued at a discount of 0.25% from par to yield 9.54%.

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

         Concurrent with the sale of the Senior Notes, the Company established a new five-year $105 million senior secured revolving credit facility (the "Credit Facility") that is used to support letters of credit and for general corporate purposes. Borrowings under the Credit Facility bear interest, at the Company's option, at the Eurodollar rate or the prime rate, plus applicable margins, depending upon the Company's leverage ratio.

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

                 YEAR                                  PERCENTAGE
                 2006................................  104.750%
                 2007................................  102.375%
                 2008 and thereafter.................  100.000%

         The Company is in compliance with the financial covenants as of September 30, 2002.

         The Company has no independent assets or operations, the guarantees of the Senior Notes are full and unconditional, and joint and several, and any of the Company's subsidiaries that do not guarantee the Senior Notes are minor.

5-ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

     Management believes that it is prudent to limit the variability of the market value of its fixed-rate debt obligations. To meet this objective, the Company entered into interest rate swap and interest rate cap agreements in June 2002, which are fully described under Quantitative Disclosures of this note.

         The Company does not speculate using derivative instruments.

Risk Management Policies

         The Company assesses interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposure that may adversely impact expected cash flows and by evaluating hedging opportunities. The Company maintains risk management control systems to monitor interest rate cash flow risk attributable to both the Company's outstanding or forecasted debt obligations as well as the Company's offsetting hedge positions. The risk management control systems involve the use of analytical techniques, including cash flow sensitivity analysis, to estimate the expected impact of changes in interest rates on the Company's future cash flows.

Quantitative Disclosures

         In June 2002, the Company entered into an interest rate swap (used to hedge the fair value of fixed-rate debt obligations) with a notional amount of $150 million maturing in December 2007. Under this swap, the Company pays a variable rate of interest equal to the one month London Interbank Borrowing rate ("LIBOR") (1.82% as of September 30, 2002), adjustable monthly, plus a spread of 4.805% and receives a fixed rate of 9.35%. This swap is designated as a fair value hedge and changes in market value of the swap are offset by changes in market value of the hedged item (fixed-rate debt obligations). Therefore, changes in market value of the swap had no impact on the income statement during the three months ended September 30, 2002.

          Also in June 2002, the Company entered into an interest rate cap with a notional amount of $150 million maturing in December 2007. Under this cap, the Company pays a fixed rate of interest equal to 0.24% and receives a variable rate of interest equal to the excess, if any, of the one month LIBOR rate, adjusted monthly, over the cap rate of 7%. A portion of the interest rate cap with a notional amount of $32 million is designated as a hedging instrument (cash-flow hedge) to effectively limit possible increases in interest payments under variable-rate debt obligations. The remainder of the interest rate cap with a notional amount of $118 million is used to offset increases in variable-rate interest payments under the interest rate swap to the extent one month LIBOR exceeds 7%. This portion of the interest rate cap is not designated as hedging instruments under SFAS 133.

         Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair-value hedge, along with the loss or gain on the hedged asset or liability of the hedged item that is attributable to the hedged risk, are recorded in earnings. Changes in the fair value of cash flow hedges are reported as Accumulated Other Comprehensive Income ("AOCI") as a component of Shareholder's Equity. Changes in the fair value of the portion of the interest rate cap not designated as a hedging instrument is reported in earnings. As of September 30, 2002, the fair value of the interest rate swap designated as a fair value hedge is an asset of $7.5 million and is offset by a liability of $7.5 million relating to the change in market value of the hedged item (long-term debt obligations). The fair value of the cash-flow hedges is a liability recorded in other long-term liabilities of $0.2 million and the loss charged to AOCI (net of income tax effect) for the three months ended September 30, 2002 was $0.1 million. The fair value of the portion of the interest rate cap not designated as a hedging instrument is a liability recorded in other long-term liabilities of $0.5 million. During the year ending December 31, 2002, none of the gains or losses in AOCI (net of income tax effect) related to the interest rate cap are expected to be reclassified into interest expense as a yield adjustment of the hedged debt obligation.

6-ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

         As of January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement amends SFAS No. 121, which the Company previously adopted, to provide that goodwill and other intangible assets be evaluated for impairment under SFAS No. 142 (see Note 3) rather than under SFAS No. 121 or SFAS No. 144. SFAS No. 144 requires that tangible long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company expects that the adoption of SFAS No. 144 will have no material effect on the Company's consolidated financial position or results of operations.

         The following summarizes the components of the loss from asset impairment, disposals and other items:

                                                                                    2001
                                                                ------------------------------------------
                                                                 PROCEEDS, NET
                                                                OF SELLING COSTS      NET BOOK
                                                                                        VALUE        LOSS
                                                                ------------------------------------------
                                                                             (IN THOUSANDS)

Loss from dispositions:
    Skilled nursing and assisted living facilities ..........   $        11,296     $   12,064     $   768
    Other ...................................................               394            680         286
                                                                ---------------     ----------     -------
                                                                $        11,690     $   12,744     $ 1,054
Provision for closure and exit costs ........................                                       12,228
Provision for adverse development of general and professional
    liability costs .........................................                                       10,964
                                                                                                   -------
    Subtotal ................................................                                       24,246
Loss on impairment of long-lived assets .....................                                        1,685
                                                                                                   -------
                                                                                                   $25,931
                                                                                                   =======

         Below is a summary of activity of the accrued liabilities balance relating to disposed operations (in thousands):


                                                        RESIDENT
                                      EMPLOYEE        LIABILITY AND          RENT          OTHER
                                     TERMINATION       OTHER CLAIMS        EXPENSE        EXPENSES(1)   TOTAL
                                    ------------      -----------          -------        --------      -------
Balance December 31, 2000 .......   $         32      $     --             $   698        $ 2,784      $ 3,514
    Cash Payments ...............         (1,377)         (1,113)             (234)        (5,016)      (7,740)
    Provisions ..................          1,399           3,163              (464)         8,130       12,228
                                    ------------      -----------          -------        -------      -------

Balance December 31, 2001 .......             54           2,050              --            5,898        8,002
    Cash Payments ...............           --              (295)             --           (2,094)      (2,389)
    Provisions (1) ..............           --               295              --            6,860        7,155
                                    ------------      -----------          -------        -------      -------
Balance September 30, 2002 ......   $         54      $    2,050           $  --          $10,664      $12,768
                                    ============      ===========          =======        =======      =======


(1) "Other Expenses" consists of amounts reserved for cost report and other settlements with the States of Florida and Texas and other Medicare fiscal intermediaries, collection of receivables and settlement of claims with suppliers and employees.

(2) In May 2002, Tandem exercised its option to purchase seven properties. Based upon facts known in 2002, the Company increased the overall provision and accrued liabilities balance relating to Florida disposed operations for defined claims and expenses in an amount equal to the gross sales proceeds over the adjusted carrying value of the assets sold to Tandem to cover these claims.

7- COMMITMENTS AND CONTINGENCIES

Capital Expenditures

         At September 30, 2002, the Company had capital expenditure purchase commitments outstanding of approximately $4.5 million.

Insurance and Self-Insured Liabilities

         The Company insures certain risks with affiliated insurance subsidiaries of Extendicare Inc. and certain third-party insurers. The insurance policies cover comprehensive general and professional liability (including malpractice insurance for the Company's health providers, assistants and other staff as it relates to their respective duties performed on the Company's behalf), property coverage, workers' compensation and employer's liability insurance in amounts and with such coverage and deductibles determined by the Company, based on the nature and risks of its business, historical experiences, availability and industry standards. The Company also self-insures for health and dental claims, in certain states for workers' compensation and employers' liability and for general and professional liability claims. Self-insured liabilities with respect to general and professional liability claims are included within the accrual for self-insured liabilities.

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

Omnicare Preferred Provider Agreement

         In connection with its agreements to provide pharmacy services to the Company, Omnicare, Inc. has requested arbitration for a lost profits claim related to the Company's disposition of assets, primarily in Florida. Damage amounts, if any, cannot be reasonably estimated based on information available at this time. An arbitration hearing has not yet been scheduled.

8- COMPREHENSIVE EARNINGS (LOSS)

          Comprehensive Earnings (Loss) is as follows for the periods shown (dollars in thousands):

                                               THREE MONTHS        THREE MONTHS          NINE MONTHS           NINE MONTHS
                                                   ENDED              ENDED                 ENDED                 ENDED
                                              SEPTEMBER 30,       SEPTEMBER 30,        SEPTEMBER 30,         SEPTEMBER 30,
                                              -------------       -------------        -------------         -------------
                                                   2002                2001                 2002                  2001


NET EARNINGS (LOSS) ......................     $       2,005      $     (14,089)       $       4,169         $     (29,584)

OTHER COMPREHENSIVE INCOME (LOSS):
    Unrealized gain (loss) on investments,
        before tax .......................            (1,338)               391               (2,538)                   48
    Gain (loss) on cash flow hedges,
        before tax .......................               (17)              (271)               1,559                (2,014)
                                               -------------      -------------        -------------         -------------
    Other comprehensive income (loss),
        before tax .......................            (1,355)               120                 (979)               (1,966)
    Income tax (provision) benefit related
        to items  of other comprehensive
        income (loss) ....................               541                (57)                 469                   690
                                               -------------      -------------        -------------         -------------
    Other comprehensive income (loss), net
        of tax ...........................              (814)                63                 (510)               (1,276)
                                               -------------      -------------        -------------         -------------
 COMPREHENSIVE EARNINGS (LOSS) ...........     $       1,191      $     (14,026)       $       3,659         $     (30,860)
                                               =============      =============        =============         =============



9-UNCERTAINTIES AND CERTAIN SIGNIFICANT RISKS

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

         Prior to October 1, 2002, Medicare funding included temporary incremental funding enhancements enacted by Congress in 1999 and 2000. These funding enhancements fell into two categories: (i) "Legislative Add-ons", which included a 16.66% add-on to the nursing component of the Resource Utilization Groupings III (RUGs) rate and a 4% base adjustment; and (ii) "RUGs Refinements", which included the initial 20% add-on for 15 RUGs categories, and subsequent redistribution of the 20% add-on from three RUGs categories to 14 rehabilitation categories at 6.7%.

         The Legislative Add-ons expired on September 30, 2002 and the Company's Medicare funding has been reduced pending additional legislation. Based upon the Medicare case mix and census over the nine month period ended September 30, 2002 the Company estimates that it received an average rate of $31.22 per resident day relating to the Legislative Add-ons. However, on October 1, 2002 long-term care providers received a 2.6% market basket increase in Medicare rates. Based on the Medicare case mix and census for the nine months of 2002, the impact of these two items is a net decline in the average rate of $26.47 per resident day, which on an annualized basis going forward amounts to revenue of approximately $16.1 million. Extensive discussions and negotiations are underway within the U.S. House of Representatives and Senate regarding the Legislative Add-ons. It is not possible to predict the outcome of these deliberations. A decision not to restore all or part of the enhancements could have a significant negative effect on the Company.

         With respect to the RUGs Refinements, on April 23, 2002 the Centers for Medicare and Medicaid Services announced its intention to delay the refinement of the RUGs categories, thereby extending the related funding enhancements for at least one additional year to September 30, 2003. Based upon the Medicare case mix and census over the past nine month period ended September 30, 2002, the Company estimates that it received an average rate of $24.59 per resident day, which on an annualized basis amounts to revenue of approximately $14.9 million related to the RUGs Refinements. A decision to discontinue all or part of the enhancements could have a significant negative effect on the Company.


10-SUBSEQUENT EVENT

         On October 18, 2002 the Company purchased seven previously leased nursing facilities in Ohio and Indiana for $17.9 million. The purchase price included cash of $7.4 million and a $10.5 million 10-year note which bears an interim interest rate of 10.5% which is subject to arbitration.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

         Based on number of beds, the Company is one of the largest providers of long-term care and related services in the United States. As of September 30, 2002, the Company operates 139 nursing facilities (14,082 beds) and 36 assisted living and retirement facilities (1,756 units) located in 13 states. The Company also manages 18 nursing facilities (2,326 beds) and five assisted living and retirement facilities (147 units) and provides selected consulting services to 38 nursing facilities (4,097 beds) and 1 assisted living facility (116 beds) owned by third parties. In total, the Company operates, manages or provides selected consulting services to 237 long-term care facilities (22,524 beds) in 16 states, of which 195 are nursing facilities (20,505 beds) and 42 are assisted living and retirement facilities (2,019 units).

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

REVENUES

         The Company's revenues are derived through the provision of healthcare services in its network of facilities, including long-term care services such as nursing care, assisted living and other related medical services such as subacute care and rehabilitative therapy. Nursing and assisted living facility revenues are derived from the provision of routine and ancillary services for the Company's residents. Outpatient therapy revenue is derived from providing outpatient therapy services at Company clinics, and to outside third parties.


         The Company derives its revenue from Medicare, Medicaid and private pay sources. The following table sets forth the Company's Medicare, Medicaid and private pay sources of revenue by percentage of total revenue:

                                                              THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                     SEPTEMBER 30,
                                                               -------------------              --------------------
                                                               2002           2001               2002           2001
                                                               ----           ----               ----           ----

    Medicare                                                  26.1%           23.4%             25.7%          23.7%
    Medicaid.............................................     49.4%           51.7%             49.7%          51.0%
    Private Pay..........................................     24.5%           24.9%             24.6%          25.3%

LEGISLATIVE ACTIONS AFFECTING REVENUES

         Prior to October 1, 2002 the incremental Medicare relief packages received from the Balanced Budget Refinement Act and the Benefits Improvement and Protection Act provided a total of $2.7 billion in temporary Medicare funding enhancements to the long-term care industry. The funding enhancements implemented by the Balanced Budget Refinement Act and Benefits Improvement and Protection Act fall into two categories: (i) "Legislative Add-ons," which included a 16.66% add-on to the nursing component of the Resource Utilization Groupings III (RUGs) rate and a 4% base adjustment; and (ii) "RUGs

Refinements", which included the initial 20% add-on for 15 RUGs categories, and the subsequent redistribution of the 20% add-on from three RUGs categories to 14 rehabilitation categories at 6.7%.

         The Legislative Add-ons expired on September 30, 2002 and the Company's Medicare funding has been reduced pending additional legislation. Based upon the Medicare case mix and census over the nine month period ended September 30, 2002 the Company estimates that it received an average rate of $31.22 per resident day relating to the Legislative Add-ons. However, on October 1, 2002 long-term care providers received a 2.6% market basket increase in Medicare rates. Based on the Medicare case mix and census for the nine months of 2002, the impact of these two items is a net decline in the average rate of $26.47 per resident day, which on an annualized basis going forward amounts to revenue of approximately $16.1 million. Extensive discussions and negotiations are underway within the U.S. House of Representatives and the Senate regarding the Legislative Add-ons. It is not possible to predict the outcome of these deliberations. A decision not to restore all or part of the enhancements could have a significant negative effect on the Company.

         With respect to the RUGs refinements, on April 23, 2002 the Centers for Medicare and Medicaid Serviced announced its intention to delay the refinement of the RUGs categories, thereby extending the related funding enhancements for at least one additional year to September 30, 2003. Based upon the Medicare case mix and census over the past nine month period ended September 30, 2002, the Company estimates that it received an average rate of $24.59 per resident day, which on an annualized basis amounts to revenue of approximately $14.9 million related to the RUGs Refinements. A decision to discontinue all or part of the enhancements could have a significant negative effect on the Company.


SIGNIFICANT EVENTS IN 2002 AND 2001

ASSET DIVESTITURES

     On May 31, 2002, Tandem Health Care, Inc. ("Tandem") exercised its option to purchase seven properties that it leased from the Company in Florida for gross proceeds of $28.6 million, consisting of cash of $15.6 million and $13.0 million in 8.5% five-year notes. The Company's carrying value of the seven facilities was $25.3 million. At the time of this transaction the Company reviewed the levels of its overall reserves for losses related to its Florida operations, which reserves were initially established when the Company decided to exit Florida. The Company concluded, based on the facts known to it, that it should increase the overall reserve for Florida divestitures for defined claims and expenses in an amount equal to the excess of the gross sale proceeds over the adjusted carrying value of the assets sold to Tandem in order to cover these claims. Consequently, the Company did not recognize any income to its statement of operations as a result of this transaction. The Company applied $12.4 million of the proceeds to reduce its bank debt.

         As of October 1, 2001, the Company transferred all of its Texas nursing home operations to affiliates of Senior Health Properties-Texas, Inc. ("Senior Health-Texas"). The transaction involved 17 nursing homes, with a capacity of 1,421 residents. The Company now leases four of these facilities to Senior Health-Texas under a five-year lease, which will expire in September 2006, and subleases 12 of these facilities to Senior Health-Texas under an eleven-year sublease, which will expire in February 2012. The final property was sublet for one month to a Senior Health-Texas affiliate until October 31, 2001, the remainder of the lease term. The Senior Health-Texas affiliate transferred the operations of this final property to an unrelated third party and terminated its leasehold interest on November 1, 2001. The Company receives annual rental income from the properties of approximately $3.8 million, which is $1.8 million more than the Company's current annual lease costs. The Company's annual rental income will escalate in alignment with the increases in rent expense under the existing leases and in alignment with improvements in operating income for the owned facilities. Senior Health-Texas has a right of first refusal with respect to any offer to purchase one or more of the four owned facilities.

         In April 2001, Tandem exercised its option to purchase two leased properties in Florida for gross proceeds of $11.4 million, consisting of cash of $7.0 million, a $2.5 million 8.5% five-year note and $1.9 million in 9% cumulative dividend preferred shares, mandatorily redeemable after five years. The Company's carrying value of the two facilities was $9.2 million. The Company did not recognize any gain or loss on the sale as a significant portion of the proceeds had not been received (FASB No. 66) and since the ultimate determination of the gain was dependent on Tandem exercising some or all of the remaining purchase options available to it. The Company applied $4.0 million of the net proceeds to reduce its bank debt.

OTHER ITEMS


         At September 30, 2002 the Company was attempting to settle a number of outstanding Medicare and Medicaid receivables. Normally such issues are resolved during an annual audit process and no provisions are required. However, where differences exist between the Company and the fiscal intermediary, the Company may record a general provision. For two specific Medicare issues, totaling an estimated $22.1 million, the Company and the fiscal intermediary are working to resolve the issues, however, failure to resolve such matters will result in the issues being settled by proceeding to the Provider Reimbursement Review Board in the first quarter of 2003. The two issues involve the allocation of overhead costs and a staffing cost issue. Though the Company remains confident that it will successfully settle the issues, an unsuccessful conclusion could impair the Company's earnings and anticipated cash flow. As of September 30, 2002, the Company had $62.2 million of gross Medicare and Medicaid settlement receivables with a related allowance for doubtful accounts of $15.4 million. The net amount receivable represents the Company's estimate of the amount collectible on Medicare and Medicaid prior period cost reports.

         The Company entered into a Preferred Provider Agreement with Omnicare Inc. pursuant to the disposition of its pharmacy operations in 1998. The terms of the Preferred Provider Agreement enabled Omnicare to execute Pharmacy Service Agreements and Consulting Service Agreements with all of the Company's skilled nursing facilities. In 2001, the Company and Omnicare brought a matter to arbitration involving the "per diem" pricing rates billed for managed care residents. This matter was subsequently settled and amounts reflected within the financial results. The parties continue to negotiate the pricing of Medicare residents and should this matter not be settled, the matter will be taken to arbitration. In addition, in connection with its agreements to provide pharmacy services, Omnicare, has requested arbitration for a lost profits claim related to the Company's disposition of assets, primarily in Florida. Damage amounts, if any, cannot be reasonably estimated based on information available at this time. An arbitration hearing for this matter has not yet been scheduled. The Company believes it has interpreted and has complied with the terms of the Preferred Provider Agreement; however, there can be no assurance that other claims will not be made with respect to the Agreement.

RESULTS FROM OPERATION

         The following table sets forth details of revenues and earnings as a percentage of total revenues:

                                                        THREE MONTHS       NINE MONTHS
                                                           ENDED              ENDED
                                                        SEPTEMBER 30,      SEPTEMBER 30,
                                                        -------------      -------------
                                                        2002     2001      2002      2001
                                                        ----     ----      ----      ----
Revenues:
    Nursing and assisted living centers ..........      96.9%    96.9%     96.6%    96.7%

    Outpatient therapy ...........................       1.2      1.2       1.3      1.2

    Other ........................................       1.9      1.9       2.1      2.1
                                                       -----    -----     -----    -----

                                                       100.0    100.0     100.0    100.0
Expenses:
    Operating and general and administrative costs      88.4     91.9      88.3     91.6
    Lease, depreciation and amortization .........       5.8      6.5       6.0      6.9

    Interest, net ................................       4.2      4.2       3.9      4.6

    Loss on impairment of long-lived assets ......       --       0.8       --       0.3
    Loss on disposal of assets and other items ...       --       8.0       --       4.0
                                                       -----    -----     -----    -----
    Earnings (loss) before taxes .................       1.6    (11.4)      1.8     (7.4)

    Provision (benefit) for income taxes .........       0.6     (4.5)      0.8     (2.5)
                                                       -----    -----     -----    -----

    Earnings (loss) before extraordinary item ....       1.0     (6.9)      1.0     (4.9)
    Extraordinary item, net of tax ...............       --       --        0.3      --
                                                       -----    -----     -----    -----
       NET EARNINGS (LOSS) .......................       1.0%    (6.9)%     0.7%    (4.9)%
                                                       =====    =====     =====    =====



Average occupancy in the Company's long-term care facilities was as follows:


                                                              THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                     SEPTEMBER 30,
                                                              ------------------                 -----------------
                                                               2002           2001               2002           2001
                                                               ----           ----               ----           ----

    Skilled nursing facilities...........................     90.8%           87.9%             90.0%          87.4%
    Assisted living facilities...........................     84.5%           82.5%             83.1%          83.2%

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2001

REVENUES

         Revenues in the three months ended September 30, 2002 ("2002 quarter") were $206.8 million, representing an increase of $2.8 million (1.3%) from $204.0 million in the three months ended September 30, 2001 ("2001 quarter"). The increase in revenues includes a $15.1 million increase in revenues from nursing and assisted living facilities and other business operated during both the 2002 and the 2001 quarters ("same-facility operations") and an increase of $0.2 million from other revenue, partially offset by a decrease of $12.5 million in revenues from divested nursing facilities.

         Revenues from same-facility nursing and assisted living operations increased $15.1 million due to:

         - an increase of $15.8 million or 8.6%, as a result of an overall higher percentage of Medicare residents and increased Medicaid rates

         - an increase of 2.0% in resident census from an average daily census of 13,974 in 2001 to 14,259 in 2002; and offset by,

         - a decrease of $0.7 million when comparing periods due to less favorable Medicaid cost settlements in 2002.

         The Company's key Medicare and Medicaid results and statistics for the nursing operations on a same-facility basis in the third quarter of 2002 and 2001 are summarized as follows:


                                                       MEDICARE                           MEDICAID
                                           --------------------------------   --------------------------------
                                           THREE MONTHS ENDED SEPTEMBER 30,   THREE MONTHS ENDED SEPTEMBER 30,
                                           --------------------------------   --------------------------------
                                                                INCREASE                                INCREASE
                                         2002        2001      (DECREASE)       2002         2001       (DECREASE)
                                         ----        ----      ----------       ----         ----       ----------
Average daily rate .................   $   338    $   332            1.8%     $   126    $   121           4.1%
Residents as a percentage of total .      13.3%      11.3%          17.7%        68.5%      69.9%         (2.0%)
Average daily census ...............     1,702      1,415           20.3%       8,746      8,756          (0.1%)


OPERATING AND GENERAL AND ADMINISTRATIVE COSTS

         Operating and general and administrative costs decreased $4.6 million or 2.5% between periods, of which $6.5 million was a decrease in expenses for insurance and liability claims, primarily related to the Company's divestiture of its Texas nursing facilities, and $12.5 million related to reduced operating costs attributable to nursing facilities divested during 2001. Operating and general and administrative costs on a same-facility basis increased $14.4 million, or an 8.7% increase on a same-facility basis, and included:

         - an increase in wage and benefit costs of $8.4 million, or a 7.1% increase;

         - an increase in contracted food and laundry services totaling $3.3 million relating to services that were formerly provided by employees;

         - a $1.3 million increase in drug expense due to higher resident census and drug prices;

         - an increase in outside therapy services purchased of $0.8 million relating to increased therapy ; and

         - a net increase in other operating and administrative expenses of $0.6 million.

LEASE COSTS, DEPRECIATION AND AMORTIZATION

         Depreciation and amortization decreased $0.3 million to $9.4 million for the 2002 quarter compared to $9.7 million for the 2001 quarter. This decrease was net of a $0.6 million decrease relating to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", which requires that goodwill no longer be amortized to earnings.

         Lease costs decreased $0.9 million when comparing periods, including $0.6 million as a result of divestitures and $0.3 million as a result of facilities that the Company continues to operate.

INTEREST

         Interest expense (net of interest income) increased $0.2 million to $8.8 million in the 2002 quarter compared to $8.6 million in the 2001 quarter. The 2002 quarter included a $0.5 million unrealized loss relating to the change in market value of an interest rate cap which did not qualify for hedge accounting treatment. The weighted average interest rate of all long-term debt decreased to 8.11% during the 2002 quarter (which includes the effect of net receipts of $0.9 million under an interest rate swap and cap) compared to approximately 8.41% during the 2001 quarter (which includes the effect of net payments of $0.3 million under interest rate swaps). The average debt level decreased to $388.9 million during the 2002 quarter compared to $392.4 million during the 2001 quarter resulting from the Company's use of divestiture proceeds and an income tax refund during 2001 to reduce bank debt balances.

LOSS ON IMPAIRMENT OF LONG-LIVED ASSETS

         When management commits the organization to a plan for disposal, assets held for disposal are adjusted to the lower of the assets' carrying value or the fair value less selling costs. In September 2001, the Company made a formal decision to lease all owned, and sublease all leased, nursing facilities in Texas. As a result of the transaction, and based on the terms of the lease with Senior Health-Texas, the Company recorded in the 2001 quarter a provision of $1.7 million for impairment of Texas nursing properties in accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

LOSS ON DISPOSAL OF ASSETS AND OTHER ITEMS


         A loss of $ 16.4 million was recorded in the 2001 quarter for the disposal or closure of facilities and settlements of previously ceased operations. On September 30, 2001, subject to third party approvals including state licensure, the Company transferred all Texas nursing homes to Senior Health-Texas. Under Texas law, governmental approvals are retroactively effective following successful completion of a survey under new management. As a result of the Texas transaction, and the closure and sale of one nursing home and one other property in Wisconsin, the Company made a provision of $3.3 million for related disposal and closure costs. The Company also made additional provisions relating to previously sold operations, which totalled $2.1 million and related to nursing homes in Florida and its former pharmacy operation. Based upon an actuarial review of resident liability costs, the Company recorded an $11.0 million additional provision related to Florida claims for years prior to 2001.


INCOME TAXES

         Income tax expense in the 2002 quarter was $1.2 million compared to an income tax benefit of $9.2 million in the 2001 quarter. The Company's effective tax rate was 37.3% in 2002 as compared to 39.6% in 2001.


NET EARNINGS (LOSS)

         Net earnings in the 2002 quarter were $2.0 million compared to a net loss of $14.1 million in the 2001 quarter. The net earnings, excluding loss on disposal of assets and other items, loss on impairment of long-lived assets and extraordinary item, after applicable income tax effect, were $2.0 million in the 2002 quarter compared to a net loss of $2.7 million for the 2001 quarter.

RELATED PARTY TRANSACTIONS

         The Company insures certain risks, including comprehensive general liability, property coverage and excess workers' compensation/employer's liability insurance, with Laurier Indemnity Company and Laurier Indemnity, Ltd., affiliated insurance subsidiaries of Extendicare Inc. The Company recorded approximately $2.5 million of expenses for this purpose in the 2002 quarter, and a credit to expense of $0.6 million in the 2001 quarter due to an adjustment for prior 2001 quarterly periods.

         The Company purchases computer hardware and software support services from Virtual Care Provider, Inc., an affiliated subsidiary of Extendicare Inc. Expenses related to these services were $2.1 million in the 2002 quarter and $1.6 million in the 2001 quarter.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2001

REVENUES

         Revenues in the nine months ended September 30, 2002 were $606.8 million, representing an increase of $8.6 million (1.4%) from $598.2 million in the nine months ended September 30, 2001. The increase in revenues includes a $43.5 million increase in revenues from nursing and assisted living facilities and other business operated during the nine months ended September 30, 2002 and 2001 ("same-facility operations") and an increase of $0.7 million from other revenue, partially offset by a decrease of $35.6 million in revenues from divested nursing facilities.

         Revenues from same-facility nursing and assisted living operations increased $43.5 million due to:

         - an increase of $43.4 million or 8.0%, as a result of an overall higher percentage of Medicare residents and increased Medicaid rates, and

         - an increase of 1.5% in resident census from an average daily census of 13,925 in 2001 to 14,141 in 2002; and

         - an increase of $0.1 million when comparing periods due to more favorable Medicaid cost settlements in 2002.

         The Company's key Medicare and Medicaid results and statistics for the nursing operations on a same-facility basis in the nine months of 2002 and 2001 are summarized as follows:


                                                       MEDICARE                                       MEDICAID
                                           -------------------------------                -------------------------------
                                           NINE MONTHS ENDED SEPTEMBER 30,                NINE MONTHS ENDED SEPTEMBER 30,
                                           -------------------------------                -------------------------------
                                                                    INCREASE                                      INCREASE
                                            2002         2001      (DECREASE)             2002        2001       (DECREASE)
Average daily rate ....................   $  337       $  329          2.4%             $  126       $  120         5.0%
Residents as a percentage of total ....     13.1%        11.5%        13.9%               68.6%        69.7%       (1.6%)
Average daily census ..................    1,663        1,431         16.2%              8,703        8,681         0.3%



OPERATING AND GENERAL AND ADMINISTRATIVE COSTS

         Operating and general and administrative costs decreased $12.3 million or 2.2% between periods, of which $11.9 million was a decrease in expenses for insurance and liability claims, primarily related to the Company's divestiture of its Texas nursing facilities, and $34.1 million related to reduced operating costs attributable to nursing facilities divested during 2001. Operating and general and administrative costs on a same-facility basis increased $33.7 million, or a 6.9% increase on a same-facility basis, and included:

         - an increase in wage and benefit costs of $17.8 million, or a 5.1% increase;

         - an increase in contracted food and laundry services totaling $6.9 million relating to services that were formerly provided by employees;

         - a $3.9 million increase in drug expense due to higher resident census and higher drug prices;

         - an increase in outside therapy services purchased of $2.5 million relating to increased therapy revenues;

         -    a $1.3 million increase in bad debt expense; and

         - a net increase in other operating and administrative expenses of $1.3 million.

LEASE COSTS, DEPRECIATION AND AMORTIZATION

         Depreciation and amortization decreased $2.0 million to $28.2 million for the first nine months of 2002 compared to $30.2 million for the first nine months of 2001. This decrease included a $1.8 million decrease relating to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", which requires that goodwill no longer be amortized to earnings. The remaining $0.2 million decrease is primarily a result of divestitures.

         Lease costs decreased $2.9 million when comparing periods, including $1.9 million as a result of divestitures and $1.0 million as a result of continuing operations.

INTEREST

         Interest expense (net of interest income) decreased $3.5 million to $23.9 million in the first nine months of 2002 compared to $27.4 million in the first nine months of 2001. The decrease was primarily due to a reduction in the average debt level to $383.5 million during the first nine months of 2002 compared to $413.0 million during the first nine months of 2001 resulting from the Company's use of divestiture proceeds and an income tax refund during 2001 to reduce bank debt balances. The weighted average interest rate of all long-term debt decreased to 7.70% for the first nine months of 2002 compared to approximately 8.49% for the first nine months of 2001. This decrease was primarily due to lower market interest rates during 2002 prior to the issuance of the fixed-rate Senior Notes on June 28, 2002, the proceeds of which were used to refinance floating-rate debt.

LOSS ON IMPAIRMENT OF LONG-LIVED ASSETS

         When management commits the organization to a plan for disposal, assets held for disposal are adjusted to the lower of the assets' carrying value or the fair value less selling costs. In September 2001, the Company made a formal decision to lease all owned, and sublease all leased, nursing facilities in Texas. As a result of the transaction, and based on the terms of the lease with Senior Health-Texas, the Company recorded in 2001 a provision of $1.7 million for impairment of Texas nursing properties in accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

LOSS ON DISPOSAL OF ASSETS AND OTHER ITEMS

         A loss of $24.2 million was recorded in 2001 for the disposal or closure of facilities and settlements of previously ceased operations. On September 30, 2001, the Company transferred all Texas nursing homes to Senior Health-Texas. As a result of the Texas transaction, as well as the closure and sale of one nursing home and two other property in Wisconsin, the Company provided $3.7 million for related disposal and closure costs. The Company also made additional provisions of $20.5 million relating to previously ceased operations, including $19.0 million related to the nursing facilities in Florida. This $19.0 million consists of an $11.0 million provision related to Florida claims for years prior to 2001 based upon an actuarial review of resident liability costs, and an $8.0 million provision for Florida closure and exit costs.

INCOME TAXES

         Income tax expense in the first nine months of 2002 was $4.6 million compared to an income tax benefit of $15.1 million in the first nine months of 2001. The Company's effective tax rate was 43.7% in the first nine months of 2002 as compared to 33.9% in the first nine months of 2001. The increase in the effective tax rate results from the impact of certain permanent adjustments which increased the effective rate when applied to pre-tax earnings compared to decreasing the effective rate when applied to pre-tax loss for 2001 and the reversal of current and prior year state deferred income tax benefits. In assessing the value of deferred tax assets, the Company considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

EXTRAORDINARY ITEM

         The extraordinary loss in 2002 of $1.7 million, net of income tax effect, was due to the early extinguishment in June 2002 of the Company's debt using proceeds from the issuance of the Senior Notes. The extraordinary loss in 2001 of $45,000, net of income tax effect, was related to the write-off of deferred financing costs in connection with debt reduction upon the sale of nursing facilities.

NET EARNINGS (LOSS)

         Net earnings in the first nine months of 2002 were $4.2 million compared to a net loss of $29.6 million in the first nine months of 2001. The net earnings, excluding loss on disposal of assets and other items, loss on impairment of long-lived assets and extraordinary items, after applicable income tax effect, was $5.9 million for the first nine months of 2002 compared to a net loss of $13.1 million for the first nine months of 2001.

RELATED PARTY TRANSACTIONS

         The Company insures certain risks, including comprehensive general liability, property coverage and excess workers' compensation/employer's liability insurance, with Laurier Indemnity Company and Laurier Indemnity, Ltd., affiliated insurance subsidiaries of Extendicare Inc. The Company recorded approximately $7.4 million and $4.7 million of expenses for this purpose for the nine months ended September 30, 2002 and 2001, respectively.

         The Company purchases computer hardware and software support services from Virtual Care Provider, Inc., an affiliated subsidiary of Extendicare Inc. Expenses related to these services were $5.9 million and $5.0 million for the nine months ended September 30, 2002 and 2001, respectively.


LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash and cash equivalents of $29.7 million at September 30, 2002 and $1.0 million at December 31, 2001. Cash flow generated from operating activities was $29.3 million for the nine months ended September 30, 2002 compared with $66.9 million in the comparable period of 2001. The $37.6 million reduction in cash flow from operations was the result of the 2001 tax refund of $22.5 million, a $15.4 million reduction in cash flow relating to accounts receivable net of changes in accounts payable (primarily relating to divested operations) and increased payments of self-insured general liability claims of $13.5 million, partly offset by improved cash flow from other operations of $13.8 million.

         The Company's working capital, excluding cash and borrowings included in current liabilities, decreased $11.8 million from $15.8 million at December 31, 2001 to $4.0 million at September 30, 2002. The decrease resulted primarily from a decrease in accounts receivable of $4.8 million and a $18.4 million increase in accounts payable and accrued liabilities. These decreasing components of working capital were partially offset by an $8.7 million decrease in amounts due to shareholder and affiliates and a $3.0 million increase in amounts due from shareholder and affiliates.

         Accounts receivable at September 30, 2002 were $99.4 million compared with $104.2 million at December 31, 2001, representing a decrease of $4.8 million. The reduction in accounts receivable included a $6.5 million decrease within the nursing operations, an increase of $0.4 million within the outpatient therapy operations, and a $1.3 million increase in receivables from long-term care operators for which management and consulting services are provided. The $1.3 million increase was primarily attributable to transitional working capital advances to the nursing facilities transferred to Senior Health-Texas and Senior Health-South. Within the nursing operations, billed patient care and other receivables decreased $5.1 million and third-party payor settlement receivables, based on Medicare and Medicaid cost reports, decreased $1.4 million. The decrease in billed patient care receivables of $5.1 million included a decrease of $8.7 million due to an improvement in collection efforts by the Company between periods. The remaining increase of $3.6 million reflects an increase of $9.6 million due to rate increases, partially offset by a decrease of $6.0 million due to the sale or closure of nursing facilities and assisted living facilities.

         The decrease in settlement receivables of $1.4 million from December 31, 2001 to September 30, 2002 included decreases of (1) $1.0 million from collections of Medicare settlements; (2) $2.3 million for collections from Medicare of uncollectible co-insurance amounts recorded as revenue in 2002 and 2001; and (3) $1.4 million for collection of Medicaid cost report settlements. These decreases were partially offset by an increase of $3.3 million in revenue recorded in 2002 for anticipated Medicare reimbursement for uncollectible co-insurance amounts.

         Property and equipment decreased $38.7 million from December 31, 2001 to a total of $439.1 million at September 30, 2002. The decrease was the result of depreciation expense of $27.3 million and asset disposals of $26.1 million primarily relating to the sale of seven Florida leased properties to Tandem. These decreases were partially offset by capital expenditures of $12.7 million and an increase of $1.9 million (included in depreciation expense) relating to the reclassification of the net book value of property and equipment related to the disposal of nursing facilities to Greystone from "Property and Equipment" to "Other Assets."

         Total borrowings, including bank indebtedness and both current and long-term maturities of debt, totaled $388.1 million at September 30, 2002 representing an increase of $2.1 million from December 31, 2001. The increase resulted from the issuance of new debt as discussed above, partially offset by the use of $0.8 million from the collection of notes receivable, $19.4 million from the sale of property, and the use of cash from operating activities to reduce borrowings. The weighted average interest rate of all long-term debt was 8.74% at September 30, 2002 and such debt had maturities ranging from 2002 to 2014.

         As of September 30, 2002, the Company's parent, Extendicare Inc. held $27.9 million (14.0%) of the Company's outstanding senior subordinated notes.

         Cash provided from investing activities was $2.7 million for the nine months ended September 30, 2002 compared to $3.5 million used for investing activities in the comparable period of 2001. The increase was primarily due to:
(1) a $7.0 million increase in proceeds from the sale of property and equipment in 2002; (2) $1.0 million from the collection of notes receivable in 2002; and
(3) a $1.2 million increase from changes in other non-current assets. These increases were partially offset by a decrease of $3.0 million as a result of increased purchases of property and equipment.

         Cash used for financing activities decreased by $57.6 million to $3.3 million for the nine months ended September 30, 2002, compared to a use of funds of $60.9 million in the comparable period in 2001. The decrease is primarily due to: (1) a $160.6 million increase in proceeds from issuance of long-term debt of which $149.6 million was from the issuance of the Senior Notes; (2) a $2.9 million increase in cash from other liabilities in 2002; (3) a $2.4 million decrease from cash used for bank indebtedness; (4) a decrease of $96.4 million from increased payments of long-term debt in 2002; and (5) a $7.1 million decrease from cash used for the payment of deferred financing costs associated with the issuance of the Senior Notes.

         The Company has a $105 million Revolving Credit Facility. Borrowing availability under this line of credit totaled $65.1 million at September 30, 2002 (net of letters of credit in the amount of $39.9 million). The Company is in compliance with the financial covenants of its credit facility as of September 30, 2002.


ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

QUALITATIVE DISCLOSURES

         As discussed in note 5 to the condensed consolidated financial statements, the Company uses interest rate swaps to hedge the fair value of its debt obligations and interest rate caps as a cash flow hedge of its variable-rate debt and also to offset possible increases in variable-rate payments on its interest rate swap related to increases in market interest rates over the cap rate.

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


                                                                                                              FAIR
                                                                                                            VALUE OF
                                                                                     AFTER                  LIABILITY
                          2002      2003        2004       2005         2006         2006         TOTAL      (ASSET)
                          ----      ----        ----       ----         ----         ----         -----      -------

LONG-TERM DEBT:
Fixed Rate ............ $   287    $   624    $   654    $   620    $     573      $ 353,292    $ 356,050    $ 376,280
Average Interest Rate..    6.22%      6.26%      6.34%      6.24%        5.86%          9.41%        9.38%
Variable Rate .........      --         --         --         --           --      $  32,000    $  32,000    $  24,472
Average Interest Rate..      --         --         --         --           --           1.63%        1.63%
INTEREST RATE SWAPS:
Notional Amount .......      --         --         --         --           --      $ 150,000    $ 150,000    $  (7,471)
Average Pay Rate
  (variable rate) .....      --         --         --         --           --           --           6.63%
Average Receive Rate
  (fixed rate) ........      --         --         --         --           --           --           9.35%
INTEREST RATE CAPS:
Notional Amount .......      --         --         --         --           --      $ 150,000    $ 150,000    $     664


         The above table incorporates only those exposures that exist as of September 30, 2002 and does not consider those exposures or positions which could arise after that date or future interest rate movements. As a result, the information presented above has limited predictive value. The Company's ultimate results with respect to interest rate fluctuations will depend upon the exposures that arise during the period, the Company's hedging strategies at the time and interest rate movements.


ITEM 4.                CONTROLS AND PROCEDURES

         Within 90 days of the date of this report, an evaluation was conducted under the supervision and participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a 14 (c) under the Securities and Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

         No significant changes were made in the Company's internal controls or were there other factors that could significantly affect these controls subsequent to the date of that evaluation.

                                     PART II
                                OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         There are no material pending legal proceedings other than litigation arising in the ordinary course of business. Management believes, on the basis of information furnished by legal counsel, that none of these actions will have a material effect on the financial position or results of operations of the Company. Refer to the paragraphs which discuss litigation and the Omnicare Preferred Provider Agreement in note 7 of the condensed consolidated financial statements.

ITEM 2.           CHANGE IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.           OTHER INFORMATION

         None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      List of Exhibits:

         99.1 Certification Pursuant to 18 U.S.C. Section 1350 Chairman of the Board and Chief Executive Officer
         99.2 Certification Pursuant to 18 U.S.C. Section 1350 Vice President, Chief Financial Officer and Treasurer

(b)      Reports on Form 8-K

         On July 2, 2002, the Company filed a Form 8-K reporting under Item 5 the issuance, on June 28, 2002, of $150 million of 9.5% Senior Notes due July 1, 2010 in a private placement. The Senior Notes were issued at a discount of 0.25% from par to yield 9.54%.

                        EXTENDICARE HEALTH SERVICES, INC.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               EXTENDICARE HEALTH SERVICES, INC.

Date: November 14, 2002            By:   /s/ Mark W. Durishan
                                         ----------------------------------
                                         Mark W. Durishan
                                         Vice President, Chief Financial
                                           Officer and Treasurer
                                           (principal financial officer and
                                            principal accounting officer)

                                  CERTIFICATION

I, Melvin A. Rhinelander, Chairman of the Board and Chief Executive Officer of Extendicare Health Services, Inc., certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Extendicare Health Services, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Melvin A. Rhinelander
-------------------------

Melvin A. Rhinelander
Chairman of the Board and Chief Executive Officer

November 14, 2002

                                  CERTIFICATION

I, Mark W. Durishan, Vice-President, Chief Financial Officer and Treasurer of the Extendicare Health Services, Inc., certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Extendicare Health Services, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Mark W. Durishan
--------------------

Mark W. Durishan
Vice President, Chief Financial Officer and Treasurer

November 14, 2002

                        EXTENDICARE HEALTH SERVICES, INC.
                                  EXHIBIT INDEX



99.1 Certification Pursuant to 18 U.S.C. Section 1350 Chairman of the Board and Chief Executive Officer
99.2 Certification Pursuant to 18 U.S.C. Section 1350 Vice President, Chief Financial Officer and Treasurer