Form 10-K
period 2002-12-31
EXTENDICARE HEALTH SERVICES INC
filed 2003-03-26
CIK 1052024

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                            ------------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBERS 333-43549; 333-97293

                       EXTENDICARE HEALTH SERVICES, INC.
             (Exact Name of Registrant as Specified in its Charter)

                  DELAWARE                                      98-0066268
       (State or Other Jurisdiction of                       (I.R.S. Employer
       Incorporation or Organization)                     Identification Number)
          111 WEST MICHIGAN STREET                            (414) 908-8000
             MILWAUKEE, WI 53203                      (Registrant's Telephone Number,
   (Address of Principal Executive Office                  Including Area Code)
             Including Zip code)

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

                                Yes [X]    No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act)

                               Yes __     No [X]

     Common Stock -- authorized 1,000 shares, $1.00 par value; issued and outstanding 947 shares as of March 15, 2003. All issued and outstanding shares of Common Stock were, on June 28, 2002, and continue to be held indirectly by Extendicare Inc., a publicly traded Canadian company.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Cautionary Notice Regarding Forward Looking Statements................    1
ITEM 1.   BUSINESS....................................................    2
          General.....................................................    2
          The Long-term Care Industry.................................    2
          Competitive Strengths.......................................    3
          Business Strategy...........................................    5
          Risk Factors in the Industry................................    6
          Operations..................................................   12
          Sources of Revenue..........................................   14
          Quality of Care and Employee Training.......................   14
          Marketing...................................................   15
          Competition.................................................   15
          Government Regulation.......................................   15
          Corporate Compliance Program................................   20
          Insurance...................................................   20
          Legal Proceedings...........................................   21
          Employees...................................................   21
ITEM 2.   PROPERTIES..................................................   22
ITEM 3.   LEGAL PROCEEDINGS...........................................   23
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   24

                                  PART II
ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS.....................................................   25
ITEM 6.   SELECTED FINANCIAL DATA.....................................   25
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATION....................................   26
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK........................................................   42
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   44
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE....................................   77

                                  PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   78
ITEM 11.  EXECUTIVE COMPENSATION......................................   80
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS..................   83
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   83
ITEM 14.  CONTROLS AND PROCEDURES.....................................   84

                                  PART IV
ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
          8-K.........................................................   86

           CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

     This Form 10-K report contains forward-looking statements that are intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding anticipated financial performance, business strategy and management's plans and objectives for future operations, are forward-looking statements. These forward-looking statements can be identified as such because the statements generally include words such as "expect," "intend," "believe," "anticipate," "estimate," "plan" or "objective" or other similar expressions. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, these statements. Some, but not all, of the risks and uncertainties include those described in the "Risk Factors of the Industry" section of this Form 10-K and include the following:

     - Medicare and Medicaid reimbursement policies;

     - resident care litigation, including exposure for punitive damage claims and increased insurance costs, which among other things caused us to exit Florida and Texas markets;

     - the shortage of, and related costs of hiring and retraining qualified staff and employees;

     - federal and state regulation of our business;

     - actions by our competitors; and

     - fee pressures and slow payment practices by health maintenance organizations and preferred provider organizations.

All forward-looking statements contained in this report are based upon information available at the time the statement is made and the Company assumes no obligation to update any forward-looking statement.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Extendicare Health Services Inc. was incorporated in Delaware in 1984 and is an indirect wholly owned subsidiary of Extendicare Inc. (hereafter referred to as "Extendicare"), a Canadian publicly traded company. As used herein, unless the context otherwise specifies or requires, the "Company", "we", or "us" refers to Extendicare Health Services, Inc. and its subsidiaries on a combined basis. We are subject to certain of the informational requirements of the Securities Exchange Act due to our public offerings of 9.35% Senior Subordinated Notes Due 2007, and 9.5% Senior Notes Due 2010, which have been registered under the Securities Act of 1933, as amended.

     Based upon number of beds, we are one of the largest providers of long-term care and related services in the United States. Through our network of geographically clustered facilities, we offer a continuum of healthcare services, including skilled nursing care, assisted living and related medical specialty services, such as subacute care and rehabilitative therapy. As of December 31, 2002, we operated or managed 197 long-term care facilities with 18,269 beds in 15 states, of which 156 were skilled nursing facilities with 16,357 beds and 41 were assisted living and retirement facilities with 1,912 units. In addition, we operated 22 outpatient rehabilitation clinics in four states. We also provided consulting services to 39 facilities with 4,213 beds in two states. We receive payment for our services from Medicare, Medicaid, private insurance, self pay residents and other third party payors.

     We focus on our core skilled nursing facility operations, while continuing to grow our complementary long-term care services. By emphasizing quality care of patients and by clustering several long-term care facilities together within the geographic areas we serve, our goal is to build upon our reputation as a leading provider of a full range of long-term care services in our communities.

     The principal elements of our business strategy are to:

     - provide quality, clinically based services;

     - increase our total and Medicare census through strategies such as focused marketing efforts, standardized admissions protocols and streamlined admitting procedures.

     - leverage presence in small urban markets to improve operating efficiencies and to offer our customers a broad range of long-term care and related health services, including assisted living facilities;

     - expand management and consulting services;

     - increase our operating efficiency; and

     - proactively manage our asset portfolio so that we upgrade our facilities to meet the demands of the local market and customer base, or exit markets or sell facilities which do not meet our performance goals.

THE LONG-TERM CARE INDUSTRY

     The long-term care industry is changing as a result of several fundamental factors, which we believe we can capitalize on. The factors include:

     Aging Population. According to the Health Care Industry Market Update report issued in February 2002 by the Centers for Medicare and Medicaid Services, or CMS (formerly the Health Care Financing Administration), long-term care spending related to nursing facilities was estimated at approximately $92.2 billion in 2000. The aging of the U.S. population is a leading driver of demand for long-term care services. According to the U.S. Census Bureau, there are approximately 35 million Americans aged 65 or older, representing 12.4% of the total U.S. population. CMS has projected the annual growth rate through 2020 for persons over 65 will be 1.8%, and 2.6% for persons over 85. In 2000, approximately 1.6 million or 4.5% of all persons aged 65 and over were living in a nursing facility. The long-term care industry is fragmented, with the 10 largest nursing facility companies accounting for 18.5% of the total facility beds.

     Supply/Demand Imbalance. Acquisition and construction of additional nursing facilities are subject to certain restrictions on supply, including government legislated moratoriums on new capacity or licensing restrictions limiting the growth of services. Such restrictions on supply, coupled with an aging population, are causing a decline in the availability of long-term beds per person 85 years of age or older. Additionally, advances in medical technology are enabling the treatment of certain medical conditions outside the hospital setting. As a result, patients requiring a higher degree of monitoring, more intensive and specialized medical care, 24-hour per day nursing, and a comprehensive array of rehabilitative therapies are increasing, resulting in a need for long-term care. We believe that such specialty care can be provided in nursing homes at a significantly lower cost than in traditional acute care and rehabilitation hospitals.

     Cost Containment Pressures. As the number of people over age 65 continues to grow and as advances in medicine and technology continue to increase life expectancies, healthcare costs are expected to rise faster than the availability of resources from government-sponsored healthcare programs. In response to such rising costs, governmental and private pay sources in the United States have adopted cost containment measures that encourage reduced lengths of stay in acute care hospitals. As a result, average acute care hospital stays have been shortened, and many patients are discharged despite a continuing need for nursing or specialty healthcare services, including therapy. An increasing number of patients require a high degree of monitoring, intensive and specialized medical care, 24-hour per day nursing services and a comprehensive array of rehabilitative therapies. This trend has increased demand for long-term care, home healthcare, outpatient facilities, hospices and assisted living facilities. We believe that long-term care companies with information systems to process clinical and financial data, and an integrated network and a broad range of services will be in a good position to contract with managed care or other payers.

     Changing Family Dynamics. As a result of the growing number of two-income families, immediate family has become a less primary source of care-giving for the elderly. Women, who under more traditional roles were viewed as the primary caretakers of the family, have moved back into the workforce in increasing numbers as evidenced through their labor participation rates increasing from 38% in 1963 to 59% in 1998. At the same time, two-income families are better able to provide financial support for elderly parents to receive the care they need in a nursing or assisted living facility. The parent support ratio (the ratio of individuals over 85 to those 50 to 64 years of age has increased from 3 to 100 in 1950 to 10 to 100 in 2000 and is expected to reach 29 to 100 by the year 2050. The expected increase is partly due to the fact that, by 1990, approximately 26% of the baby boom was childless.

COMPETITIVE STRENGTHS

     Our major competitive strengths are:

     Leading Provider of Long-term Care Services. We are among the largest providers of long-term care services in the United States. As of December 31, 2002, we owned, leased or managed 197 long-term care facilities with 18,269 beds. Our scope of operations allows us to achieve economies of scale in purchasing and contracting with suppliers and customers. For example, through our subsidiary, United Professional Services, Inc., we purchase for nursing facilities in numerous states in addition to the facilities we operate or manage. Through our affiliate, Virtual Care Provider, Inc., we also provide technology support services to unaffiliated long-term care facilities.

     Significant Facility Ownership. We own rather than lease a majority of our properties, unlike a number of other long-term care providers. As of December 31, 2002, we owned 164 facilities, or 93.7% of the total number of facilities we operated. We believe that owning properties increases our operating flexibility by allowing us to:

     - refurbish facilities to meet changing consumer demands;

     - add assisted living and retirement facilities adjacent to our skilled nursing facilities;

     - adjust licensed capacity to avoid occupancy-based rate penalties;

     - divest facilities and exit markets at our discretion; and

     - more directly control our occupancy costs.

     Focus on Core Business. Over the past five years, we have successfully identified and disposed of business segments that did not fit within our core business and facilities located in states with unacceptable litigation risks. These dispositions included the 1998 sale of our institutional pharmacy operation, the 1999 and 2000 sale or lease of all of our facilities in Florida and the 2001 lease or sublease of all our skilled nursing operations in Texas. We intend to continue to focus on owning and managing long-term care facilities. In addition, we will continue to review the performance of our current facilities and exit markets or sell facilities that do not meet our performance goals. At the present time, we have no significant divestiture plans.

     Dual Medicare and Medicaid Certification. We have certified substantially all of our beds for the provision of care to both Medicare and Medicaid patients. We believe that dual certification increases the likelihood of higher occupancy rates by increasing the availability of beds to patients who require a specific bed certification. In addition, dual certification allows our facilities to easily shift patients from one level of care and reimbursement to another without physically moving the patient.

     Management Focus on Key Performance Drivers. We believe that our senior management, as well as our field personnel, are proficient at focusing on the key areas that drive revenues, profits and cash flows. Our senior management has identified three critical drivers of operating and financial performance:

     - improving census, particularly increasing our Medicare census;

     - expediting billing and collections; and

     - controlling labor costs.

     Every level of management, starting with our Chief Executive Officer, devotes a significant portion of its time to improving these drivers. We believe that this attention has resulted in substantial improvement in several of our key operating metrics.

     For 2002, the occupancy rate for our skilled nursing facilities was 90.3%, or 2.8 percentage points higher than the 87.5% occupancy rate for 2001. For 2002, the percentage of Medicare residents to total residents was 13.4%, or 2.0 percentage points higher than the comparable percentage for 2001, which was 11.4%.

     Through consistent emphasis on admissions protocols, attention to older and larger account balances and proactive collection efforts at regional and head offices, we have improved our accounts receivable management. Days of revenues outstanding have dropped from approximately 59 days in 1998 to 47 days as of December 31, 2002.

     We have employed a variety of strategies to control labor costs and minimize the use of temporary staff. Our strategies include adjusting wage scales, offering greater flexibility in staffing and improving overall job satisfaction. Regular wages as a percent of revenues have declined to 46.5% for 2002 from 46.8% for 2001, while temporary wages as a percent of revenues in the same periods decreased to 1.2% from 2.5%.

     Geographic Diversity. We operate or manage facilities located in specific markets across 15 states throughout the Northeast, Midwest, South and Northwest regions of the United States. No state contains more than 18% of our facilities or 19% of our beds. Each state is unique in terms of its competitive dynamics as well as political and regulatory environment. Each state administers its own Medicaid program, which constitutes a significant portion of our revenue. Our diversified market scope limits our exposure to events or trends that may occur in any individual state, including changes in any state's Medicaid reimbursement program and in regional and local economic conditions and demographics.

     Experienced and Proven Management Team. Our management has demonstrated competency in dealing with major changes in the reimbursement environment resulting from the shift to the prospective payment system, or PPS. In addition, management determined that the best way to address the extremely litigious environments in Florida and Texas was to cease operating in those markets. During these challenging times, we have retained substantially all of our executive and operating management team.

BUSINESS STRATEGY

     The principal elements of our business strategy are to:

     Provide Quality, Clinically Based Services. We engage in outcomes management, forecasting and continuous quality improvement processes at the facility, regional and corporate level. In recognition of increased state regulatory oversight, we have an internal team of field-based quality validation specialists who are responsible for mirroring the regulatory survey process and regularly communicating with our outcomes management specialists in our corporate office. On-site data is integrated with clinical indicators, facility human resource data and state regulatory outcomes to provide a detailed picture of problems, challenges and successes in achieving performance at all levels of our organization. This information pool allows us to determine best practices for duplication in similarly situated facilities. We emphasize these programs when marketing our services to acute care providers, community organizations and physicians in the communities we serve.

     Increase Medicare Census. We continue to develop and implement strategies and capabilities to attract residents, with a focus on increasing Medicare census. In 2002, Medicare payments represented approximately 26% of our total net revenues, up from 22% in 1999. Senior management has worked with our regional and local management teams to develop strategies to continue to increase this percentage. Strategies, such as focused marketing efforts, standardized admissions protocols, streamlined admitting procedures, the dual certification of beds and improved management communication have driven this improvement. In addition to increasing the profitability of our nursing facilities, the increased Medicare census expands the market for our service related businesses as Medicare patients utilize significant ancillary services.

     Leverage Presence in Small Urban Markets. We geographically cluster our long-term care facilities and services in small urban markets in order to improve operating efficiencies and to offer our customers a broad range of long-term care and related health services, including assisted living facilities. Future expansion of our owned nursing facility operations is anticipated to be through the selective acquisition and construction of new facilities in areas that are in close proximity to existing facilities, where management is experienced in dealing with the regulatory and reimbursement environments, where the facility can participate as an active member of the nursing facility association and where the facility's reputation is established.

     Expand Management and Consulting Services. We seek to increase the number of management and consulting contracts with third party operators. We have knowledge and expertise in both the operational and administrative aspects of the long-term care sector. We believe that the increasingly complex and administratively burdensome nature of the long-term care sector, coupled with our commitment and reputation as a leading, high-quality operator, will drive demand for new contracts. We believe this strategy is a logical extension of our business model and competencies and will drive growth without requiring substantial capital expenditures.

     Increase Operating Efficiency. We are focused on reducing operating costs by improving our communications systems, streamlining documentation and strengthening the formalization of procedures to approve expenditures. We are reducing duplication of roles at the corporate and regional levels. We continue to seek to improve our utilization of regional resources by adding management and consulting contracts to our existing regions, thereby enabling us to spread the semi-fixed costs of our regional structure over a wider base of facilities.

     Proactively Manage Our Asset Portfolio. We continually review our asset portfolio in terms of its physical condition, the facility meeting the needs of the marketplace, its financial performance and long-term outlook. When facilities do not meet our performance criteria, risks within the marketplace increase or litigation risk increases beyond acceptable limits, we exit the marketplace or sell facilities. Over the past four years, we have disposed of a number of facilities and exited two states, while improving the performance of the balance of our asset portfolio.

RISK FACTORS IN THE INDUSTRY

     The risk factors and uncertainties facing us and our industry include:

     We depend upon reimbursement for our services by third-party payors, and changes in their reimbursement levels could adversely affect our revenues, results of operations and financial position. Substantially all, or 76%, of our long-term and rehabilitation revenues are derived from governmental third-party payors with the remainder being derived from commercial insurers, managed care plans, the Department of Veteran Affairs and private individuals. In 2002, approximately 26% of our revenues were derived from Medicare and 50% from Medicaid. There are ongoing pressures from many payors to control health care costs and to reduce or limit increases in reimbursement rates for medical services. Governmental payment programs are subject to statutory and regulatory changes, retroactive rate adjustments, administrative or executive orders and government funding restrictions, all of which may materially change the amount of payments to us for our services. Medicare funding levels have changed significantly over the past few years. For example, in 1998 and 1999, the industry experienced a decline in revenues primarily attributable to declines in government reimbursement as a result of the Balanced Budget Act of 1997, or BBA. The revenue rate reductions from the BBA are being partially offset by the Balanced Budget Refinement Act of 1999, or BBRA, and the Benefits Improvement Protective Act of 2000, or BIPA. We cannot assure you that payments from governmental or private payors will remain at levels comparable to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Overview -- Legislative Actions Affecting Revenues" and
"Business -- Government Regulation" for additional information.

     Effective October 1, 2002, our revenues were adversely affected by expiring Medicare provisions with no assurance from Congress that lost Medicare revenues may be restored. The incremental Medicare relief packages received from BBRA and BIPA provided a total $2.7 billion in temporary Medicare funding enhancements to the long-term care industry. The funding enhancements implemented by the BBRA and BIPA fall into two categories. The first category is "Legislative Add-ons" which included a 16.66% add-on to the nursing component of the Resource Utilization Groupings, or RUGs rate and a 4% base adjustment. The second category is "RUGs Refinements" which involved an initial 20% add-on for 15 RUGs categories identified as having high intensity, non-therapy ancillary services, which, for three RUGs categories, the 20% add-ons were later redistributed to 14 Rehab categories at 6.7%.

     The Legislative Add-ons expired on September 30, 2002 and the Company's Medicare funding has been reduced. Based on the Medicare case mix and census over the nine month period ended September 30, 2002 we received an estimated average rate of $31.22 per resident day relating to Legislative Add-ons, or 9.2% of our total average Medicare rate of $338 per resident day. Offsetting this, on October 1, 2002 long-term care providers received a 2.6% market basket increase in Medicare rates. The impact of these two items in the fourth quarter of 2002 was a net decline in our average rate of $23.64 per patient day, which, based upon the Medicare case mix and patient days for the year ended December 31, 2002, amounts to lower annualized revenue of approximately $14.7 million going forward.

     With respect to the RUGs Refinements, on April 23, 2002 CMS announced that it would delay the refinement of the RUGs categories thereby extending the related funding enhancements for at least one additional year to September 30, 2003. Further to this, in the budget report released in February 2003, President Bush proposed additional funding to extend the RUGs Refinements to September 30, 2004 and though the President's budget has not been passed, CMS has agreed verbally with the extension of the RUGs refinements to September 30, 2004. Based upon the Medicare case mix and census for the year ended December 31, 2002, we estimate that it received an average $24.40 per resident day, which on an annualized basis amounts to $15.1 million related to the RUGs Refinements. A decision to discontinue all or part of the enhancement could have a significant impact on us.

     In the February 2003 budget, President Bush proposed plans for reductions in the annual market basket increase for skilled nursing facilities from October 1, 2003 to October 1, 2007. If this budget is passed, it will mean reductions in the market basket increase for the industry of $60 million starting in October 2003;

$140 million in October 2004; $240 million in October 2005; $350 million in October 2006; and $470 million in October 2007.

     In January, 2003 CMS announced that the moratorium on implementing payment caps for outpatient Part B therapy services, which were scheduled to take effect on January 1, 2003, would be extended for six months, until July 1, 2003. The impact of a payment cap cannot be reasonably estimated based on information available at this time, however such a cap would reduce therapy revenues.

     In February 2003, CMS announced its plan to reduce its level of reimbursement for uncollectible Part A co-insurance. Under current law, skilled nursing facilities are reimbursed 100% of bad debts incurred. Over the next three years, The Department of Health and Human Services, or HHS, plans to reduce the reimbursement level to 70% as follows: 90% effective for the government fiscal year commencing October 1, 2003; 80% effective for the government fiscal year commencing October 1, 2004; and 70% effective for government fiscal years commencing on or after October 1, 2005. This plan is consistent with the Part A co-insurance reimbursement plan applicable to hospitals. We estimate that should this plan be implemented the impact on our net earnings would be $1.0 million in 2004, increasing to $2.5 million in 2006.

     Financial pressures on state budgets will directly impact the level of available Medicaid fundings and hence the level of available funding for inflationary increases. In addition, these pressures have caused the states to take initiatives to reduce the level of funding to long-term care providers. A study issued by the Kaiser Commission on Medicaid and the Uninsured in January 2003, indicates that 49 of the states have made or plan to make Medicaid cuts in fiscal year 2003 and 32 states have made or are planning a second round of cuts to the programs. It is likely that long-term care providers will be affected by these cuts. Of the states in which we operate, Ohio, Kentucky, Indiana, Wisconsin, and Washington have announced plans to limit or reduce funding in 2003. Since Medicaid revenues account for 50% of our revenues, and 69% of our costs are wages and associated benefits to our staff, Medicaid funding restraints could have a significant negative impact on our results from operations, and cash flow.

     Legislative and regulatory actions have resulted in continuing changes to Medicare and Medicaid reimbursement programs. Medicare and Medicaid reimbursement programs are complicated and constantly changing as CMS continues to refine its programs. There are considerable administrative costs incurred in monitoring the changes made within the programs, determining the appropriate actions to be taken to respond to those changes, and implementing the required actions to meet the new requirements and minimize the repercussions of the changes to our organization, reimbursement rates and costs. Examples of changes adopted by either CMS or certain states, which have impacted our industry, include:

     - the repeal of the Boren Amendment federal payment standard for Medicaid payments, which required states to provide skilled nursing facilities with reasonable and adequate reimbursement rates to cover the costs of efficiently and economically operated healthcare facilities. As a result, budget constraints may cause states to reduce Medicaid reimbursement to skilled nursing facilities or delay payments to providers;

     - the limitation of costs being reimbursed under Medicaid reimbursement programs when operators use a certain level of agency staffing, or incur leasing costs, which have an imputed lease interest cost greater than the current market rate;

     - the establishment of a minimum occupancy requirement in certain Medicaid programs, which effectively reduces the eligible Medicaid reimbursement rate that a skilled nursing facility can receive; and

     - an increasing number of states have adopted policies to discontinue the reimbursement of Part A co-insurance payments for dually eligible residents.

     In January 2003, the President outlined his budget plans for Medicaid modernization which allows states the flexibility to design innovative programs without waivers, including increased use of consumer-directed services and home and community based care. The President wants to improve coverage for low-income Americans and allow people who might be cut from Medicaid coverage to keep it. By giving states more flexibility to tailor coverage to the needs of recipients, the President would give states both flexibility and federal fiscal relief over the first seven years. The President has offered an extra $12.7 billion above what is currently projected, including an additional $3.25 billion in fiscal year 2004. States that chose this new option would be subject to an entirely new financing structure. The program is designed to be budget neutral over a 10-year period so state allotments in years 8 to 10 would be reduced by $12.7 billion.

     The cost of general and professional liability claims are significant. We have experienced an increasing trend in the number and severity of litigation claims asserted against us, including personal injury and wrongful death claims. We believe that this trend is endemic to the long-term care industry and is a result of the increasing number of large judgments, including large punitive damage awards, against long-term care providers in recent years resulting in an increased awareness by plaintiff's lawyers of potentially large recoveries. This has been particularly the case in Florida and Texas where we have ceased to operate skilled nursing facilities. Industry sources report the average cost of a claim in Florida in 2000 was three times higher than most of the rest of the United States. Florida health care providers experienced four times the number of claims as providers in most other states experienced. We ceased all operations in Florida as of December 31, 2000 and all skilled nursing facility operations in Texas as of September 30, 2001. As a result of the litigious environment, insurance coverage for general and professional liability claims has increased and in certain states become unavailable to skilled nursing facility operators, as insurance companies have refrained from providing insurance in certain states. We continually review requests for medical records and claims by facility and by state, and use that information, along with operational performance measures, to assess whether we should dispose of additional facilities. At the present time, we have no significant divestiture plans.

     As of December 31, 2002, we have provided for $55.1 million in accruals for known or potential general and professional liability claims based on claims experience and an independent actuarial review; however, we may need to increase our accruals in excess of the amounts we have accrued as a result of future actuarial reviews and claims that may develop. An adverse determination in legal proceedings, whether currently asserted or arising in the future, could have a material adverse effect on us. See "Business -- Insurance."

     The shortage of qualified registered nursing staff and other healthcare workers could adversely affect our ability to attract, train and retain qualified personnel and could increase operating costs. A national shortage of nurses and other trained personnel, and general inflationary pressures have forced us to enhance our wage and benefits packages in order to compete for qualified personnel. The shortage of nurses is documented by the U.S. Labor Department, which reports that there will be a 1.0 million shortfall of professional nurses by 2010. In some of the markets where we operate, there are shortages of healthcare workers. This is supported by a report by the North Carolina Medical Journal in March/April, 2002 which reported that between 2000 and 2010 there will be 874,000 more care workers needed in the long-term care industry. As a result, our wages increased 6.9% in 2002 over 2001, 5.4% between 2001 and 2000. In order to supplement staffing levels, though we attempt to limit the use of temporary help from staffing agencies to maintain a higher quality of care, we periodically are forced to utilize costly temporary help from staffing agencies, which results in wage premiums of 25% to 60%. In 2002, we incurred temporary agency costs of $10.2 million compared to $18.4 million in 2001.

     We conduct our business in a heavily regulated industry and our failure to comply with laws and government regulation could lead to fines and penalties. We must comply with complex laws and regulations at the federal, state and local government levels relating to, among other things:

     - licensure and certification;

     - qualifications of healthcare and support personnel;

     - maintenance of physical plant and equipment;

     - staffing levels and quality of healthcare services;

     - maintenance, confidentiality and security issues associated with medical records;

     - relationships with physicians and referral sources;

     - billing for services;

     - operating policies and procedures; and

     - additions or changes to facilities and services.

     There are ongoing initiatives at the federal and state levels for comprehensive reforms affecting the payment for and availability of healthcare services. In addition, regulations and policies of regulatory agencies are subject to change. Aspects of some of these healthcare initiatives, such as the termination of Medicare funding improvements and limitations on Medicare coverage, other pressures to contain healthcare costs by Medicare, Medicaid and other payors, as well as increased operational requirements in the administration of Medicaid, could adversely affect our financial condition or our results of operations. Revisions to regulatory requirements, changes in scope and quality of care to residents and revisions to licensure and certification standards also could potentially have a material impact on us. In the future, different interpretations or enforcement of existing, new or amended laws and regulations could result in allegations of impropriety or illegality or could result in changes requiring capital expenditure programs and operating expenses.

     If we do not comply with applicable laws and regulations, then we could be subject to liabilities, including criminal penalties and civil penalties and exclusion of one or more of our facilities from participation in Medicare, Medicaid and other federal and state healthcare programs. If one of our facilities lost its certification under either the Medicare or Medicaid program, then it would have to cease future admissions and displace residents funded by the programs from the facility. In order to become re-certified, a facility must rectify all identified deficiencies and, over a specified period of time, pass a survey conducted by representatives of the respective programs through demonstrated care and operations for residents in the facility. Until the appropriate agency has verified through the "reasonable assurance" process that the facility can achieve and maintain substantial compliance with all applicable participation requirements, the facility will not be admitted back into either the Medicare or Medicaid programs. Medicare and Medicaid re-certification processes are similar, but different, and are conducted separately. Re-certification requires considerable staff resources. The loss of certification from either program can have potentially significant financial consequences. In 1998, we operated one facility in Maryland that lost its certification under the Medicare program, and we subsequently closed the facility. In November 2000, we operated one facility in Indiana that lost its certification under the Medicare and Medicaid programs but has since been re-certified under both programs.

     If we do not achieve and maintain competitive quality of care ratings from the CMS our business may be negatively affected. CMS launched the Nursing Home Quality Initiative pilot program in April 2002 in Colorado, Florida, Maryland, Ohio, Rhode Island and Washington. This program, which is designed to provide consumers with comparative information about nursing home quality measures, will rate every nursing home operating in these states on nine quality of care indicators. These quality of care indicators include such measures as percentages of patients with infections, bedsores and unplanned weight loss. This comparative data is available to the public on CMS's web site. Based upon the success of the pilot, CMS has announced its intention to roll out the program nationwide to all other states. If we are unable to achieve quality of care ratings that are comparable or superior to those of our competitors, our ability to attract and retain patients could be affected and, as a result, our occupancy levels could decline.

     Changes in the case mix of residents, the mix of residents by payor type and payment methodologies may significantly affect our profitability. The sources and amounts of our patient revenues will be determined by a number of factors, including licensed bed capacity and occupancy rates of our skilled nursing facilities, average length of stay of our residents, the mix of residents by payor type (for example, Medicare versus Medicaid or private), and, within the Medicare and certain Medicaid programs , the distribution of residents assessed within the RUGs. Changes which increase the percentage of Medicaid residents within our facilities can have a material adverse effect on our financial operations, especially in states whose reimbursement levels are below the cost of the provision of care.

     If we fail to cultivate new or maintain existing relationships with the physicians in the communities in which we operate, our patient base may decrease. Our success depends in part upon the admissions and referral practices of the physicians in the communities in which we operate and our ability to cultivate and maintain relationships with these physicians. Physicians referring patients to our facilities are not our employees and are free to refer their patients to other providers. If we are unable to successfully cultivate and maintain strong relationships with these physicians, our patient population may decline.

     We face national, regional and local competition. Our nursing and assisted living facilities compete on a local and regional basis with other long-term care providers. The number of competing centers in the local market, the types of services available, quality of care, reputation, age and appearance of each center and the cost of care in each locality all affect our ability to compete successfully. The availability and quality of competing facilities significantly influence occupancy levels in assisted living facilities. There are relatively few barriers to entry in the assisted living industry and, therefore, future development of assisted living facilities in the markets we serve could limit our ability to attract and retain residents, to maintain or increase resident service fees or to expand our business. See "Business -- Competition."

     State efforts to regulate the construction or expansion of healthcare providers could impair our ability to expand through construction and redevelopment. Most of the states in which we currently operate have adopted laws to regulate expansion of skilled nursing facilities. Certificate of need laws generally require that a state agency approve certain acquisitions or physical plant changes and determine that a need exists prior to the addition of beds or services, the implementation of the physical plant changes or the incurrence of capital expenditures exceeding a prescribed amount. Some states also prohibit, restrict or delay the issuance of certificates of need. Many states have established similar certificate of need processes to regulate the expansion of assisted living facilities.

     If certificates of need or other similar approvals are required in order to expand our operations, our failure or inability to obtain the necessary approvals, changes in the standards applicable to such approvals and possible delays and expenses associated with obtaining such approvals could adversely affect our ability to expand and, accordingly, to increase our revenues and earnings. We cannot assure you that we will be able to obtain a certificate of need or other regulatory approval for all future projects requiring such approval.

     Many states in which we operate have implemented moratoriums on the granting of licenses for any additional skilled nursing facility beds. In these states we may only expand by acquiring existing operations and licensure rights from other skilled nursing care providers. We cannot guarantee that we will be able to find acceptable acquisition targets in these states and, as a result, we may not be able to expand in these states.

     We face periodic reviews, audits and investigations under our contracts with federal and state government agencies, and these audits could have adverse findings that may negatively impact our business. As a result of our participation in the Medicare and Medicaid programs, we are subject to various governmental reviews, audits and investigations to verify our compliance with these programs and applicable laws and regulations. Private pay sources also reserve the right to conduct audits. An adverse review, audit or investigation could result in:

     - refunding amounts we have been paid pursuant to the Medicare or Medicaid programs or from private payors;

     - state or federal agencies imposing fines, penalties and other sanctions on us;

     - loss of our right to participate in the Medicare or Medicaid programs or one or more private payor networks; or

     - damages to our reputation in various markets.

     Both federal and state government agencies have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare companies and, in particular, skilled nursing facilities. The investigations include:

     - cost reporting and billing practices;

     - quality of care;

     - financial relationships with referral sources; and

     - medical necessity of services provided.

     We also are subject to potential lawsuits under a federal whistleblower statute designed to combat fraud and abuse in the healthcare industry. These lawsuits can involve significant monetary and award bounties to private plaintiffs who successfully bring these suits.

     We are required to comply with laws governing the transmission and privacy of health information. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, requires us to comply with standards for the exchange of health information within our company and with third parties. The Department of Health and Human Services has released three rules to date mandating the use of new standards with respect to certain healthcare transactions and health information. The first rule establishes uniform standards for common healthcare transactions, including:

     - healthcare transactions, such as claims information, plan eligibility, payment information and the use of electronic signatures;

     - plan eligibility, enrollment and disenrollment, referral certification and authorization;

     - claims status, payment and remittance advice; and

     - plan premium payments and coordination of benefits.

     The second rule relates to the privacy of individually identifiable health information. These standards not only require our compliance with rules governing the use and disclosure of protected health information, but they also require us to impose those rules, by contract, on any business associate to whom we disclose information. We generally must comply with the privacy standards by April 2003 and the transaction standards by October 2003.

     The third rule, issued in 2003, governs the security of health information. Compliance with the security regulations is required by April 21, 2005. The security regulations apply only to electronic protected health information, and have four main objectives to:

     - ensure the confidentiality, integrity and availability of protected health information that a covered entity creates, receives, maintains or transmits electronically;

     - protect against any reasonably anticipated hazards that might threaten the security or integrity of electronic protected health information;

     - protect against any unauthorized use or disclosure of electronic protected health information that can be reasonably anticipated; and

     - ensure that the covered entity's workforce complies with the full range of security measures.

     Although HIPAA was intended to ultimately reduce administrative expenses and burdens faced within the healthcare industry, it is generally agreed that the implementation of this law will result in additional costs to all healthcare organizations in the short term. The cost of implementing the new standards is estimated at $0.5 million. We have established a HIPAA task force consisting of clinical, legal, financial and information services professionals to work on the project, and commenced implementation of the standards and procedural changes within our organization. At this time, we anticipate to be able to fully comply with the HIPAA privacy and transactions standards by the required implementation dates. However, our ability to comply with the transactions standards is dependent upon other third parties, including the fiscal intermediaries and state program providers also complying with the HIPAA requirements and timetables. If we fail to comply with the new standards, we could be subject to criminal penalties and civil sanctions.

     We may make acquisitions and undertake management and consulting contracts that could subject us to a number of operating risks. We anticipate that we may continue to make acquisitions of, investments in, and strategic alliances with, complementary businesses to enable us to add services for our customer base and for adjacent markets and to expand each of our businesses geographically. In addition, we may undertake management and consulting service arrangements with other organizations. However, implementation of these strategies entails a number of risks including:

     - inaccurate assessment of undisclosed liabilities;

     - entry into markets in which we may have limited or no experience;

     - diversion of management's attention from our core business;

     - difficulties in assimilating the operations of an acquired business or in realizing projected efficiencies and cost savings; and

     - increasing our indebtedness and limiting our ability to access additional capital when needed.

Certain changes may be necessary to integrate the acquired businesses into our operations, to assimilate new employees and to implement reporting, monitoring, compliance and forecasting procedures.

     If we are unable to control operating costs and generate sufficient cash flow to meet operational and financial requirements, including servicing our indebtedness, our business operations may be adversely affected. Cost containment and lower reimbursement levels by third party payors, including federal and state governments, have had a significant impact on the healthcare industry as a whole and on our cash flows. Our operating margins continue to be under pressure because of continuing regulatory scrutiny and growth in operating expenses, such as labor costs and insurance premiums. In addition, as a result of competitive pressures, our ability to maintain operating margins through price increases to private patients is limited. If we are unable to generate sufficient cash flow to service our indebtedness, our business operations will be materially adversely affected. Although, as of December 31, 2002, we are in compliance with the financial covenants of our credit facility, Subordinated Notes and Senior Notes, and management has a strategy to remain in compliance, there can be no assurance that we can meet future debt covenant requirements. If we are unable to do so, our business operations may be materially adversely affected.

OPERATIONS

ORGANIZATIONAL STRUCTURE OF OPERATIONS

     Our operations are organized into a number of different direct and indirect wholly owned subsidiaries primarily for legal and tax purposes. We manage our operations as a single unit. Operating policies and procedures are substantially the same in each subsidiary. Several of our subsidiaries own and operate a significant number of our total portfolio of facilities. No single facility generates more than 2% of total revenues.

NURSING CARE

     We provide a broad range of long-term nursing care, including skilled nursing services, subacute care and rehabilitative therapy services, to assist patients in the recovery from acute illness or injury. We provide nursing care and therapy services to persons who do not require the more extensive and specialized services of a hospital. Our nursing facilities employ registered nurses, licensed practical nurses, therapists, certified nursing assistants and qualified healthcare aides who provide care as prescribed by each resident's attending physician. All of our nursing facilities provide daily dietary services, social services and recreational activities, as well as basic services such as housekeeping and laundry.

ASSISTED LIVING AND RETIREMENT FACILITIES

     In our assisted living facilities, we provide residential accommodations, activities, meals, security, housekeeping and assistance in the activities of daily living to seniors who require some support, but not the level of nursing care provided in a nursing facility. Our retirement communities provide activities, security, transportation, special amenities, comfortable apartments, housekeeping services and meals. Our assisted living facilities enhance the value of an existing nursing facility in situations where the two facilities operate side by side. This allows us to better serve the communities in which we operate by providing a broader continuum of services. Most of our assisted living facilities are within close proximity to our nursing facilities.

MANAGEMENT AND SELECTED CONSULTING SERVICES

     We apply our operating expertise and knowledge in long-term care by providing either full management services or selected consulting services to third parties.

     Through our wholly owned subsidiary, Partners Health Group, LLC, we provide full management services utilizing our experienced professionals who have considerable knowledge and expertise in both the operational and administrative aspects of the long-term care industry. For full management contracts, we consult on all aspects of operating a long-term care facility, including the areas of nursing, dietary, laundry and housekeeping. Contracts are structured as fee-for-service contracts, with the fees sometimes being based on a percentage of revenues. The contracts generally have terms ranging from one to five years.

     Through our wholly owned subsidiary, Fiscal Services Group, LLC, we provide selected consulting services, which include selected accounting or cost reimbursement services. Accounting services can include billing, accounts receivable tracking, payroll, invoice processing, financial reporting, tax and cost reimbursement services. Contracts are structured as fee-for-service contracts, with the fees sometimes being based on a percentage of revenues. The contracts generally have terms ranging from one to five years.

     In addition, Virtual Care Provider, Inc., a wholly owned subsidiary of our parent, Extendicare Inc., provides information technology services to us and unrelated third parties on a fee-for-services basis.

GROUP PURCHASING

     Through United Professional Services, Inc., one of our wholly owned subsidiaries, we provide purchasing services for nursing facilities in numerous states in addition to the facilities we own or manage. We offer substantial cost reductions for members of the purchasing group through the contractual volume-based arrangements made with a variety of industry suppliers for food, supplies and capital equipment.

REHABILITATIVE THERAPY

     We operate rehabilitative therapy clinics within our wholly owned subsidiary, The Progressive Step Corporation. As of December 31, 2002, we operated 22 clinics: ten in Pennsylvania, one in Ohio, two in Texas and nine in Wisconsin. These clinics provide services to outpatients requiring physical, occupational and/or speech-language therapy. In addition, our Pennsylvania clinics provide respiratory and psychological and social services.

     We provide rehabilitative therapy services on an inpatient and outpatient basis. We have expanded all of our nursing facilities' therapy units, with some facilities offering 1,500 to 5,000 square feet of therapy space. We have developed therapy programs to provide patient-centered, outcome-oriented subacute and rehabilitative care. At the majority of our facilities, we employ physical, occupational and/or speech-language therapists who provide rehabilitative therapy services to both inpatient and outpatient clients.

EXPANSION

     Plans for expanding our operations are developed from sources such as:

     - personal contacts that we have in the long-term care industry;

     - information made available to us and that we make available to others through state and nationally based associations; and

     - investment and financing firms and brokers.

     All acquisitions and the undertaking of new contracts for management and consulting services involve a process of due diligence in which the operational, building and financial aspects of the undertaking are investigated.

SOURCES OF REVENUE

SKILLED NURSING FACILITIES

     The principal reimbursement sources for our nursing services are:

     - Medicaid, a state-administered program financed by state funds and matching federal funds, providing health insurance coverage for certain persons in financial need, regardless of age, and which may supplement Medicare benefits for financially needy persons aged 65 or older. Medicaid reimbursement formulas are established by each state with the approval of the federal government in accordance with federal guidelines. The states in which we operate currently use cost-based or price-based reimbursement systems. These formulas may be categorized as prospective or retrospective in nature. Under a prospective cost-based system, per diem rates are established based upon the historical cost of providing services during a prior year, adjusted to reflect factors such as inflation and any additional service required to be performed. Many of the prospective payment systems under which we operate contain an acuity measurement system, which adjusts rates based on the care needs of the resident. Retrospective systems operate similar to the pre-PPS Medicare program where nursing facilities are paid on an interim basis for services provided, subject to adjustments based on allowable costs, which are generally submitted on an annual basis. The price-based or modified price-based systems pay a provider at a certain payment rate irrespective of the provider's cost to deliver the care;

     - Medicare, which is a federally funded health-insurance program providing health insurance coverage for persons aged 65 or older and certain disabled persons, which provides reimbursement for inpatient services for hospitals, nursing facilities and certain other healthcare providers and patients requiring daily professional skilled nursing and other rehabilitative care (Part A Medicare) and services for suppliers of certain medical items, outpatient services and doctors' services (Part B Medicare). Medicare pays for the first 20 days of stay in a skilled nursing facility in full and the next 80 days above a daily coinsurance amount, after the individual has qualified for Medicare coverage by a three day hospital stay; and

     - private pay, which consist of individuals, private insurance companies, HMOs, PPOs, other charge-based payment sources, HMO Medicare risk plans, Blue Cross and the Department of Veterans Affairs.

     We estimate that Medicare and Medicaid accounted for approximately 26% and 50% of our revenues, respectively, for 2002, as compared to 24% and 51% of revenues for 2001. These payors have set maximum reimbursement levels for payments for nursing services and products. The healthcare policies and programs of these agencies have been subject to changes in payment methodologies during the past several years. There can be no assurance that future changes will not reduce reimbursements for nursing services from these sources.

ASSISTED LIVING FACILITIES

     Assisted living facilities revenue is primarily derived from private pay residents at rates we establish based upon the services we provide and market conditions in the area of operation. Approximately 38 states provide or have approval to provide Medicaid reimbursement for services in assisted living facilities covering board and care. An additional six states plan to add Medicaid coverage of services in the near future.

QUALITY OF CARE AND EMPLOYEE TRAINING

     Our "Commitment to Residents" emphasizes our corporate philosophy of treating residents with dignity and respect, a philosophy which we implement and monitor through rigorous standards that we periodically assess and update. At a regional level, our area directors of care management lead a department that is primarily responsible for establishing care and service standards, policies and procedures and auditing care and service delivery systems. They also provide direction and training for all levels of the staff within the nursing facilities and assisted living facilities. Our area directors of care management develop programs and standards for all professional disciplines and services provided to our customers, including nursing, dietary, social services, activities, ethical practices, mental health services, behavior management, quality validation and continuous quality improvement.

     Employee training at all levels is an integral part of our on-going efforts to improve and maintain our service quality. Each new nursing facility administrator and assisted living facility manager or director of nursing is required to attend a week of company-provided training to ensure that he or she understands all aspects of nursing facility operations, including clinical, management and business operations. We conduct additional training for these individuals and all other staff on a regional or local basis.

MARKETING

     Most of our long-term care facilities are located in smaller urban communities. We focus our marketing efforts predominantly at the local level. We believe that residents selecting a long-term care facility are strongly influenced by word-of-mouth and referrals from physicians, hospital discharge planners, community leaders, neighbors and family members. The administrator of each long-term care facility is, therefore, a key element of our marketing strategy. Each administrator is responsible for developing relationships with potential referral sources. Administrators are supported through a regional team of marketing personnel, which establish the overall marketing strategy, develop relationships with HMO and PPO organizations and provide marketing direction with training and community specific promotional materials. We aim to be the provider of choice in the communities we serve.

COMPETITION

     The long-term care industry in the United States is highly competitive with companies offering a variety of similar services. We face local and regional competition from other healthcare providers, including for-profit and not-for-profit organizations, hospital-based nursing units, rehabilitation hospitals, home health agencies, medical supplies and services agencies and rehabilitative therapy providers. Newer assisted living facilities can attract an element of the former private pay nursing facility admissions that require a lesser degree of care. Significant competitive factors affecting the placement of residents in nursing and assisted living facilities include quality of care, services offered, reputation, physical appearance, location and, in the case of private-pay residents, cost of the services. We focus our marketing efforts on word-of-mouth reputation and referrals from each community's medical and healthcare professionals.

     Our medical services and supplies operation and our group purchasing operation compete with other similar operations ranging from small local operators to companies that have a national scope and distribution capability.

     We also compete with other providers in the acquisition and development of additional facilities. Other competitors may accept a lower rate of return and therefore, present significant price competition. Also, tax-exempt not-for-profit organizations may finance acquisitions and capital expenditures on a tax-exempt basis or receive charitable contributions unavailable to us.

GOVERNMENT REGULATION

     Various federal, state and local governmental authorities in the United States regulate the provision of institutional care through nursing facilities. Though we believe our operations comply with the laws governing our industry, we cannot guarantee that we will be in absolute compliance with all regulations at all times. Failure to comply may result in significant penalties, including exclusion from the Medicare and Medicaid programs, which could have a material adverse effect on our business. We cannot assure you that governmental authorities will not impose additional restrictions on our activities that might adversely affect our business. In addition to the information presented below, please see "Risk Factors -- Risks Relating to Us and Our Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Significant Events -- Asset Divestitures."

GENERAL REGULATORY REQUIREMENTS

     Nursing facilities, assisted living facilities and other healthcare businesses are subject to licensure and other state and local regulatory requirements. In addition, in order for a nursing facility to be approved for payment under the Medicare and Medicaid reimbursement programs, it must meet the participation requirements of the Social Security Act and related regulations. The regulatory requirements for nursing facility licensure and participation in Medicare and Medicaid generally prescribe standards relating to provision of services, resident rights, staffing, employee training, physical environment and administration. Nursing and assisted living facilities are generally subject to unannounced annual inspections by state or local authorities for purposes of licensure and for purposes of certification under Medicare and Medicaid, in the case of nursing facilities. These surveys will also confirm that nursing facilities continue to meet Medicare and Medicaid participation standards. All of our nursing facilities are licensed under applicable state laws. In addition, all of our nursing facilities are certified to participate in either the Medicare program, the Medicaid program, or both.

ENVIRONMENTAL LAWS AND REGULATIONS

     Some federal and state laws govern the handling and disposal of medical, infectious and hazardous waste. If an entity fails to comply with those laws or the related regulations, the entity could be subject to fines, criminal penalties and other enforcement actions. Federal regulations established by the Occupational Safety and Health Administration impose additional requirements on us with regard to protecting employees from exposure to blood borne pathogens. We have developed policies for the handling and disposal of medical, infectious and hazardous waste to assure that each of our facilities complies with those laws and regulations. We incur ongoing operational costs to comply with environmental laws and regulations. However, we have not had to make material capital expenditures to comply with those laws and regulations. We believe that we substantially comply with applicable laws and regulations governing these requirements.

HEALTH INSURANCE PORTABILITY AND ACCOUNTABILITY ACT

     The administrative simplification provisions of the Health Insurance Portability and Accountability Act mandate a set of interlocking regulations that will establish the uniform coding conventions and record formats across all payor types for all electronic transactions central to the processing of all healthcare claims and health plan enrollments. These standards will allow entities within the healthcare system to exchange medical, billing and other information and to process transactions in a more timely and cost effective manner. These new transactions and code sets must be implemented by October 2003. Also, new privacy standards will go into effect on April 14, 2003 that will require operational changes throughout the healthcare industry in the handling of all patient information. The privacy standards are designed to protect the privacy of patients' medical information. The security standards, issued in February 2003, will require compliance by April 21, 2005. All standards are required to be fully implemented within two years of final issuance, with civil and criminal penalties established for noncompliance. We have established a work task force to review and implement the standards required by the legislation and we are currently on schedule to comply with the requirements.

NURSING FACILITY REGULATION

     The Centers for Medicare and Medicaid Services has established regulations to implement survey, certification and enforcement procedures. The survey process is intended to review the actual provision of care and services, with an emphasis on resident outcomes to determine whether the care provided meets the assessed needs of the individual residents. Surveys are generally conducted on an unannounced annual basis by state survey agencies. Remedies are assessed for deficiencies based upon the scope and severity of the cited deficiencies. The regulations specify that the remedies are intended to motivate facilities to return to compliance and to facilitate the removal of chronically poor performing facilities from the program. Remedies range from:

     - directed plans of correction, directed in-service training and state monitoring for minor deficiencies;

     - denial of Medicare or Medicaid reimbursement for existing residents or new admissions and civil money penalties up to $3,000 per day for deficiencies that do not immediately jeopardize resident health and safety; and

     - appointment of temporary management, termination from the program and civil money penalties of up to $10,000 for one or more deficiencies that immediately jeopardize resident health or safety.

     The regulations allow state survey agencies to identify alternative remedies that must be approved by the Centers for Medicare and Medicaid Services prior to implementation.

     Facilities with acceptable regulatory histories generally are given an opportunity to correct deficiencies by a date certain, usually within six months. The Centers for Medicare and Medicaid Services will continue payments and refrain from imposing sanctions, unless the facility does not return to compliance. Facilities with deficiencies that immediately jeopardize resident health and safety and those that are classified as poor performing facilities are not given an opportunity to correct their deficiencies prior to the assessment of remedies. From time to time, we receive notices from federal and state regulatory agencies alleging deficiencies for failing to comply with all components of the regulations. While we do not always agree with the positions taken by the agencies, we review all such notices and take corrective action when appropriate. Due to the fact that the regulatory process provides us with limited appeal rights, many alleged deficiencies are not challenged even if we do not agree with the allegation.

     While we try to comply with all applicable regulatory requirements, from time to time some of our nursing facilities have been sanctioned as a result of deficiencies alleged by the Centers for Medicare and Medicaid Services or state survey agencies. In November 2000, we operated one facility in Indiana that lost its certification under the Medicare and Medicaid programs, but that facility has since been recertified under both programs. We cannot assure you that we will not be sanctioned and penalized in the future.

     The Centers for Medicare and Medicaid Services has launched the Nursing Home Quality Initiative pilot program with the states of Colorado, Florida, Maryland, Ohio, Rhode Island and Washington. This program, which is designed to provide consumers with comparative information about nursing home quality measures, will rate every nursing home operating in these states on nine quality of care indicators. These quality of care indicators include such measures as percentages of patients with infections, bedsores and unplanned weight loss. This comparative data is available to the public on the Centers' web site and is expected to be published in local newspapers. Based upon the success of the pilot, CMS has announced its intention to roll out the program nationwide to all other states. We believe that we have appropriate systems and mechanisms in place to monitor care and service delivery. We expect that our facilities that may not substantially comply with the regulations will ultimately substantially comply. We cannot predict whether we will comply in the future and we could be adversely affected if a substantial portion of our facilities were determined to not comply with applicable regulations. We currently operate nursing homes in Ohio and Washington.

RESTRICTIONS ON ACQUISITIONS AND CONSTRUCTION

     Acquisition and construction of additional nursing facilities are subject to state regulation. Most of the states in which we currently operate have adopted laws to regulate expansion of skilled nursing facilities. Certificate of need laws generally require that a state agency approve certain acquisitions or physical plant changes and determine that a need exists prior to the addition of beds or services, the implementation of the physical plant changes or the incurrence of capital expenditures exceeding a prescribed amount. Some states also prohibit, restrict or delay the issuance of certificates of need. In addition, in most states the reduction of beds or the closure of a facility requires the approval of the appropriate state regulatory agency. Our nursing facility expansions comply with all state regulations regarding expansion. Prior to engaging in any regulated expansion project, we have obtained certificates of need, if required by law. If we decide to reduce beds or close a facility, we could be adversely affected by a failure to obtain or a delay in obtaining such approval. To the extent that a certificate of need or other similar approvals are required for expansion of our operations, either through facility acquisitions, construction of new facilities or additions to existing facilities, or expansion or provision of new services or other changes, our expansion proposals could be adversely affected by an inability to obtain the necessary approvals, changes in the standards applicable to such approvals and possible delays and expenses associated with obtaining such approvals.

     Acquisition, construction and operation of assisted living facilities are subject to less stringent regulation than nursing facilities and, in the absence of uniform federal regulations, states develop their own regulations. However, since 1999 the term "assisted living facility" has been defined in 29 state regulations and statutes, and approximately half of the remaining states have regulations currently in effect or have proposed regulations regarding assisted living facilities. Virtually every state has a licensure process, registration process or some other form of regulation that may apply to assisted living providers. If an assisted living provider supplies services that meet the definition of a licensed level of care in the state, the provider must be licensed. Licensure regulations can apply to admission and discharge criteria and the variety and type of services provided. Many states require that buyers submit building plans and receive state approval prior to construction. However, the approval process is different from the certificate of need procedure, as it is more of a clearance process than a demand formula. Assisted living facilities must meet a stringent set of building construction and design regulations including the Life Safety Code (NFPA101). State regulators conduct inspections of assisted living facilities on a periodic basis similar to their inspections of nursing facilities in most cases. Our assisted living facilities are compliant in all material respects with applicable state licensure, building construction and design regulations.

REGULATION OF FRAUD AND RELATED MATTERS

     Because we participate in federal and state health care programs, we are subject to a variety of federal and state laws that are intended to prevent health care fraud and abuse. These laws are punishable by criminal and/or civil sanctions, including, in some instances, exclusion from participation in federal health programs, including Medicare, Medicaid and Department of Veterans Affairs health programs. These laws, which include, but are not limited to, anti-kickback laws, false claims laws, physician self-referral laws and federal criminal health care fraud laws, are discussed in further detail below. Management believes that both we and our subsidiaries have been and continue to be in substantial compliance with all of these laws as they apply to us.

     We believe our billing practices, operations and compensation and financial arrangements with referral sources and others materially comply with applicable federal and state requirements. However, we cannot assure you that a governmental authority will not interpret such requirements in a manner inconsistent with our interpretation and application. If we fail to comply, even inadvertently, with any of these requirements, we could be required to alter our operations and/or refund payments to the government. In addition, we could be subject to significant penalties. Even if we successfully defend against any action against us for violating these laws or regulations, we would likely be forced to incur significant legal expenses and divert our management's attention from the operation of our business. Any of these actions, individually or in the aggregate, could have a material adverse effect on our business and financial results. We cannot reasonably predict whether enforcement activities will increase at the federal or state level or the effect of any such increase on our business.

     The illegal remuneration provisions of the Social Security Act make it a felony to solicit, receive, offer to pay or pay any kickback, bribe or rebate in return for referring a resident for any item or service or in return for purchasing, leasing, ordering, recommending or arranging for any good, facility, service or item, for which payment may be made under the federal healthcare programs. A violation of the illegal remuneration statute may result in the imposition of criminal penalties, including imprisonment for up to five years, the imposition of a fine of up to $25,000, civil penalties and exclusion from participating in federal health programs.

     Recognizing that the law is broad and may technically prohibit beneficial arrangements, the Office of Inspector General of the Department of Health and Human Services developed regulations addressing those types of business arrangements that will not be subject to scrutiny under the law. These safe harbors describe activities that may technically violate the act, but which are not to be considered illegal when carried on in conformance with the regulations. For example, the safe harbors cover activities such as contracting with physicians or other individuals that have the potential to refer business to us that would ultimately be billed to a federal health program. Failure to qualify for safe harbor protection does not mean that an arrangement is illegal. Rather, the arrangement must be analyzed under the anti-kickback statute to determine whether there is an intent to pay or receive remuneration in return for referrals. Conduct and business arrangements that do not fully satisfy one of the safe harbors may result in increased scrutiny by government enforcement authorities. In addition, some states have anti-kickback laws that may apply regardless of whether a federal health care program is involved. Although our business arrangements may not always satisfy all the criteria of a safe harbor, we believe that our operations are in material compliance with federal and state anti-kickback laws.

     Under the federal "Stark II" law, physicians are prohibited from making a referral to an entity for the furnishing of designated health services, including therapy services, for which Medicare or Medicaid may pay, if the physician, or an immediate family member of the physician, has a financial relationship, including ownership interests and compensation arrangements, with that entity, and the relationship fails to meet a statutory or regulatory exception to the rule. The penalties for violating this act include denial of payment, additional financial penalties and exclusion from participating in federal health programs. In addition, a number of states have enacted their own versions of self-referral laws.

     The Federal False Claims Act and similar state statutes prohibit presenting, a false or misleading claim for payment under a federal program. Violations can result in significant civil penalties, treble damages and exclusion from participation in federal programs. Liability arises, primarily, when an entity knowingly submits a false claim for reimbursement to the federal government. However, enforcement over the past few years has expanded the traditional scope of this act to cover quality of care issues, especially in the skilled nursing facility context. In addition to the civil provisions of the False Claims Act, the federal government can use several other criminal statutes to prosecute persons who submit false or fraudulent claims for payment to the federal government.

     Federal law provides that practitioners, providers and related persons may not participate in most federal healthcare programs, including the Medicare and Medicaid programs, if the individual or entity has been convicted of a criminal offense related to the delivery of an item or service under these programs or if the individual or entity has been convicted, under state or federal law, of a criminal offense relating to neglect or abuse of residents in connection with the delivery of a healthcare item or service. Other individuals or entities may be, but are not required to be, excluded from such programs under certain circumstances, including the following:

     - conviction related to fraud;

     - conviction relating to obstruction of an investigation;

     - conviction relating to a controlled substance;

     - licensure revocation or suspension;

     - exclusion or suspension from state or federal healthcare programs;

     - filing claims for excessive charges or unnecessary services or failure to furnish medically necessary services;

     - ownership or control by an individual who has been excluded from the Medicaid and/or Medicare programs, against whom a civil monetary penalty related to the Medicaid and/or Medicare programs has been assessed or who has been convicted of the crimes described in this paragraph; and

     - the transfer of ownership or control interest in an entity to an immediate family or household member in anticipation of, or following, a conviction, assessment or exclusion.

CROSS DECERTIFICATION AND DE-LICENSURE

     In some circumstances, if one facility is convicted of abusive or fraudulent behavior, then other facilities under common control or ownership may be decertified from participating in Medicaid or Medicare programs. Executive Order 12549 prohibits any corporation or facility from participating in federal contracts if it or its principals have been barred, suspended or are ineligible or have been voluntarily excluded from participating in federal contracts. In addition, some state regulations provide that all facilities under common control or ownership licensed within a state may be de-licensed if any one or more of the facilities are de-licensed. To date, neither we nor our subsidiaries have experienced any cross-decertifications and none of our or our subsidiaries facilities have been de-licensed.

OFFICE OF THE INSPECTOR GENERAL

     In 1995, a major anti-fraud demonstration project, "Operation Restore Trust" was announced by the Office of the Inspector General, which guaranteed funding for fraud and abuse activities and coordinated efforts among multiple federal and state agencies. A primary purpose for the operation is to scrutinize the activities of healthcare providers who are reimbursed under the Medicare and Medicaid programs. Initial investigation efforts have focused on skilled nursing facilities, home health and hospice agencies and durable medical equipment suppliers in Texas, Florida, New York, Illinois and California. In May 1997, The Department of Health and Human Services announced that the operation would be expanded in the future to include several other types of healthcare services and several additional states, with the intent that it will ultimately be a nationwide operation. Over the longer term, the operation's enforcement actions could include criminal prosecutions, suit for civil penalties and/or Medicare, Medicaid or federal healthcare program exclusions. Prior to our November 1997 acquisition of Arbor Health Care Company, one of its subsidiary's facilities was charged with inadequately documented therapy services. Following this investigation, Arbor adopted measures to strengthen its documentation relating to reimbursable services. While we do not believe that we are the target of any such investigation under operation restore trust, we cannot assure you that we will not expend substantial amounts to cooperate with any such investigation or to defend allegations that may arise from an investigation. If a government agency finds that any of our practices failed to comply with the anti-fraud provisions, we could be materially adversely affected.

NEW INITIATIVES

     There are ongoing initiatives at the federal and state levels for comprehensive reforms affecting the payment for and availability of health care services. Aspects of some of these health care initiatives, such as the termination of Medicare funding improvements and limitations on Medicare coverage, other pressures to contain health care costs by Medicare, Medicaid and other payors, as well as increased operational requirements in the administration of Medicaid, could adversely affect us. We cannot predict the ultimate content, timing or effect of any health care reform legislation, nor can we estimate the impact of potential legislation on us.

CORPORATE COMPLIANCE PROGRAM

     Our Corporate Compliance Program was developed to assure that we achieve our goal of providing a level of service in a manner consistent with all applicable state and federal laws and regulations, and our internal standards of conduct. Our Corporate Compliance Program incorporates the elements included in the guidance issued by the Office of the Inspector General. As part of our Corporate Compliance Program, our employees must acknowledge their responsibility to comply with relevant laws, regulations and policies, including our Corporate Compliance Program. We have a Corporate Compliance Officer responsible for administering our Corporate Compliance Program who reports to the Board of Extendicare and our Chief Executive Officer.

INSURANCE

     We currently maintain insurance policies for property coverage, workers' compensation and employer's liability insurance in amounts and with such coverage and deductibles as we believe adequate, based on availability, the nature and risks of our business, historical experience and industry standards. These policies are obtained through both affiliated subsidiaries of Extendicare Inc. and third-party insurers. We self-insure for health and dental claims, workers' compensation and employer's liability in certain states. Management believes that our skilled nursing facilities, assisted living facilities and rehabilitation therapy clinics are adequately insured.

     As a result of limited availability from third party insurers or availability at an excessive cost or deductible, since January 2000, we generally self insure for comprehensive general and professional liability (including malpractice insurance for our health providers, assistants and other staff, as it relates to their respective duties performed on our behalf) up to a certain amount per incident. In January 2000, our retained risk for general and professional liability coverage increased significantly resulting in us providing accruals based upon past claims and actuarial estimates of the ultimate cost to settle claims. Those risks were significantly reduced when we ceased operations of all Florida facilities in 2000 and Texas nursing facilities in the fourth quarter of 2001. As of December 31, 2002, we have provided for $55.1 million in accruals for known or potential general and professional liability claims based on claims experience and an independent actuarial review. Based upon such claims experience and independent actuarial review, we believe that our accrual is adequate to cover any losses from general and professional liability claims. General and professional liability claims are the most volatile and significant of the risks that we self-insure.

LEGAL PROCEEDINGS

     For information regarding legal proceedings, please see Item 1 -- "Risk Factors in the Industry", Item 3 -- "Legal Proceedings" and Item
7 -- "Management Discussion and Analysis of Financial Condition and Results of Operations."

EMPLOYEES

     As of December 31, 2002, we employed approximately 19,300 people, including approximately 3,600 registered and licensed practical nurses, 7,900 nursing assistants, 1,700 therapists, 4,400 dietary, domestic, maintenance and other staff and 1,300 administrative employees who work at our corporate offices and facilities. We have approximately 36 collective bargaining agreements, 15 of which expire within 12 months of March 31, 2003, among seven unions covering approximately 2,200 employees. As of December 31, 2002 we were in the process of negotiating two of these collective bargaining agreements. As of March 22, 2003 we are still in the process of negotiating one of these collective bargaining agreements. We believe that we have a good relationship with all of our employees.

ITEM 2. PROPERTIES

     At December 31, 2002, we owned, leased or managed 197 long-term care facilities with 18,269 beds in 15 states, of which 156 were nursing facilities with 16,357 beds and 41 were assisted living facilities with 1,912 units. In addition, we own long-term care properties of which 10 were nursing properties with 1,065 beds that were leased and operated by unrelated nursing home providers. We also retain an interest in, but do not operate, 11 nursing properties with 1,435 beds and four assisted living properties with 135 units. At December 31, 2002, we also operated 22 rehabilitative therapy clinics: ten in Pennsylvania, one in Ohio, two in Texas and nine in Wisconsin. The following table lists by state, the nursing, assisted living and retirement facilities that we owned, leased or managed at December 31, 2002:

                                        OWNED               LEASED(1)(2)             MANAGEMENT                 TOTAL
                                ---------------------   ---------------------   ---------------------   ---------------------
                                             RESIDENT                RESIDENT                RESIDENT                RESIDENT
                                FACILITIES   CAPACITY   FACILITIES   CAPACITY   FACILITIES   CAPACITY   FACILITIES   CAPACITY
                                ----------   --------   ----------   --------   ----------   --------   ----------   --------
Pennsylvania.................       21         2,224        --           --         14        1,239         35         3,463
Ohio.........................       25         2,449         7          768         --           --         32         3,217
Wisconsin....................       34         2,663        --           --         --           --         34         2,663
Indiana......................       20         1,945        --           --         --           --         20         1,945
Washington...................       19         1,504         4          363         --           --         23         1,867
Kentucky.....................       19         1,549        --           --         --           --         19         1,549
Minnesota....................       11         1,292        --           --         --           --         11         1,292
Oregon.......................        5           294        --           --         --           --          5           294
Arkansas.....................        4           277        --           --         --           --          4           277
Idaho........................        2           179        --           --         --           --          2           179
Delaware.....................        1           120        --           --         --           --          1           120
West Virginia................        1           120        --           --         --           --          1           120
Texas........................        2           110        --           --         --           --          2           110
Louisiana....................       --            --        --           --          3          567          3           567
Massachusetts................       --            --        --           --          5          606          5           606
                                   ---        ------        --        -----         --        -----        ---        ------
Total........................      164        14,726        11        1,131         22        2,412        197        18,269
                                   ===        ======        ==        =====         ==        =====        ===        ======
Nursing......................      129        13,035        10        1,066         17        2,256        156        16,357
Assisted living..............       35         1,691         1           65          5          156         41         1,912
Consulting services(3):
  Florida....................       --            --        --           --         --           --         23         2,866
  Texas......................       --            --        --           --         --           --         16         1,347
                                   ---        ------        --        -----         --        -----        ---        ------
TOTAL, INCLUDING CONSULTING SERVICES.................................................................      236        22,482
                                                                                                        ==========   ========
Breakdown by type of facility:
  Nursing............................................................................................      194        20,454
  Assisted living....................................................................................       42         2,028
                                                                                                        ----------   --------
TOTAL, INCLUDING CONSULTING SERVICES.................................................................      236        22,482
                                                                                                        ==========   ========
OTHER PROPERTIES:
Nursing facilities under lease(4)....................................................................       10         1,065
Properties under divestiture agreement(5):
  Nursing............................................................................................       11         1,435
  Assisted living....................................................................................        4           135
                                                                                                        ----------   --------
     Total properties under divestiture agreement....................................................       15         1,570
                                                                                                        ----------   --------
TOTAL OTHER PROPERTIES...............................................................................       25         2,635
                                                                                                        ==========   ========
Breakdown by type of facility:
  Nursing............................................................................................       21         2,500
  Assisted living....................................................................................        4           135
                                                                                                        ----------   --------
TOTAL OTHER PROPERTIES...............................................................................       25         2,635
                                                                                                        ==========   ========

---------------
(1) The remaining life of the leases, including renewal options exercisable solely by us, ranges from one to ten years, the average being four years. We retain an option to purchase the leased property for 5 of the 11 leased properties. For lease payment information, please see Note 14 to our consolidated financial statements.

(2) In October 2002, we completed the purchase of seven previously-leased facilities in Ohio and Indiana.

(3) Consulting services provided to the facilities listed include billing, accounts receivable tracking, invoice processing, payroll, financial reporting and cost reimbursements services.

(4) We own 10 skilled nursing properties held under lease arrangements with two unrelated long-term care operators whose terms include an option to purchase the properties. Senior Health Properties -- South leases six properties whose term matures on December 31, 2006. Senior Health Properties,
    Texas -- Inc. leases 4 properties whose term matures on September 30, 2006. In addition, Senior Health Properties, Texas -- Inc. subleases 12 leased facilities whose term matures in February 2012. The facilities we lease to Senior Health Properties -- South, Inc. and Senior Health
    Properties -- Texas, Inc. are included in the facilities for which we provide consulting services.

(5) We retain an interest in 11 nursing facilities with 1,435 beds and four assisted living facilities with 135 units in Florida pursuant to the Greystone divestiture agreement. Pursuant to this agreement we retain contingent consideration in the form of a series of interest bearing notes which have an aggregate potential value of up to $30.0 million plus interest. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Significant Events -- Asset Divestitures."

     The number of skilled nursing beds and assisted living units identified in the above table and throughout this report represents the approximate number of operational beds and units that we currently use. The number of operational beds and units is subject to periodic changes and can be less than the licensed number of beds approved by the state due to market and other factors.

ITEM 3. LEGAL PROCEEDINGS

     We and our subsidiaries are defendants in actions against us or them from time to time in connection with our operations and due to the nature of our business. These actions may include civil or criminal actions from personal injury and wrongful death suits arising out of allegation of professional malpractice brought against us, one or more of our facilities, or the individuals who work at particular facilities. We are unable to predict the ultimate outcome of pending litigation and other investigations. We cannot assure you that claims will not arise that are in excess of our insurance coverage, are not covered by our insurance coverage or result in punitive damage being assessed against us. In addition, we cannot assure you that the United States Department of Justice, the Centers for Medicare and Medicaid or other regulatory agencies will not initiate investigations related to our businesses in the future. A successful claim against us that is not covered by, or is in excess of, our insurance could have a material adverse effect on our financial condition and results of operation. Claims against us, regardless of their merit or eventual outcome, would require management to devote time to matters unrelated to the operation of our business and, due to publicity, may also have a material adverse effect on our ability to attract residents or expand our business.

     We have experienced an increasing trend in the number and severity of litigation claims asserted against us. We believe that this trend is endemic to the long-term care industry and is a result of the increasing number of large judgments, including large punitive damage awards, against long-term care providers in recent years resulting in an increased awareness by plaintiff's lawyers of potentially large recoveries. This has been particularly the case in the states of Florida and Texas where the Company has ceased to operate skilled nursing facilities within. As a result of the litigious environment, insurance coverage for general and professional liability claims has increased and in certain states become unavailable to operators, as insurance companies have refrained from providing insurance in certain states. There can be no assurance that we will not be liable for claims in excess of the amounts provided or for punitive damages awarded in such litigation cases. We also believe that there has been, and will continue to be, an increase in governmental investigations of long-term care providers, particularly in the area of Medicare/Medicaid false claims as well as an increase in enforcement actions resulting from these investigations. Adverse determination in legal proceedings or governmental investigations, whether currently asserted or arising in the future, could have a material adverse effect on us.

     As referred to in the Management's Discussion and Analysis of Financial Condition and Results of Operation, Item 7, pursuant to the disposition of our pharmacy operations in 1998, we entered into a Preferred Provider Agreement with Omnicare, Inc. The terms of the Preferred Provider Agreement enabled Omnicare to execute Pharmacy Service Agreements and Consulting Service Agreements with all of our skilled nursing facilities. In 2001, we and Omnicare brought a matter to arbitration involving "per diem" pricing rates billed for managed care residents. This matter was subsequently settled and amounts reflected within the financial results. We are currently negotiating the pricing of drugs for Medicare residents and should this matter not be settled, the matter will be taken to arbitration. In addition, in connection with its agreements to provide pharmacy services, Omnicare has requested arbitration for an alleged lost profits claim related to our disposition of assets, primarily in Florida. Damage amounts, if any, cannot be reasonably estimated based on information available at this time. We and Omnicare continue to discuss the claim and should we fail to resolve the matter, the claim will be taken to an arbitration hearing. An arbitration hearing has not been scheduled. We believe that we have interpreted correctly and complied with the terms of the agreement, however there can be no assurance that other claims will not be made with respect to the agreement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Extendicare Inc. owns all of our outstanding common stock.

ITEM 6. SELECTED FINANCIAL DATA

     The following table summarizes our selected financial data, which is derived from our consolidated financial statements as audited by KPMG LLP, our independent certified public accountants. You should read the following information in conjunction with our consolidated financial statements included at Item 8 and Management's Discussion and Analysis of Financial Condition and Results of Operation included at Item 7 of this Annual Report on Form 10-K.

                                                                        YEAR ENDED DECEMBER 31
                                                      ----------------------------------------------------------
                                                        2002        2001        2000        1999         1998
                                                        ----        ----        ----        ----         ----
                                                            (DOLLARS IN THOUSANDS UNLESS OTHERWISE NOTED)
INCOME STATEMENT DATA:
Revenues:
  Nursing and assisted living
    Facilities....................................    $787,419    $766,952    $904,847    $916,195    $  990,066
  Outpatient therapy and medical supplies.........      10,280       9,515       9,716      43,068       141,131
  Other...........................................      17,352      17,640       8,506       8,322         9,238
                                                      --------    --------    --------    --------    ----------
      Total revenues..............................     815,051     794,107     923,069     967,585     1,140,435
Costs and expenses:
  Operating.......................................     691,094     684,814     825,172     844,391       953,639
  General and administrative......................      32,947      32,387      46,507      45,524        45,432
  Lease costs.....................................      10,642      14,575      15,731      16,631        15,895
  Depreciation and amortization...................      37,575      40,772      45,434      52,005        53,723
  Interest, net...................................      32,275      35,560      45,155      51,267        55,831
  Loss (gain) on disposal of assets...............      (3,961)      1,054       3,306      37,292       (93,337)
  Provision for closure and exit costs and other
    items.........................................       5,293      23,192       3,357       5,482            --
  Loss on impairment of long-lived assets.........          --       1,685      20,753      38,173            --
                                                      --------    --------    --------    --------    ----------
Earnings (loss) before income taxes, minority
  interests and extraordinary item................       9,186     (39,932)    (82,346)   (123,180)      109,252
                                                      --------    --------    --------    --------    ----------
Net earnings (loss)...............................    $  3,220    $(27,495)   $(55,121)   $(70,457)   $   27,264
                                                      ========    ========    ========    ========    ==========
OPERATING DATA:
Number of facilities at end of period:
  Nursing -- owned and leased.....................         139         139         155         186           195
  Assisted living -- owned and leased.............          36          36          36          40            38
Average resident census:
  Nursing.........................................      12,727      13,358      16,253      17,759        17,891
  Assisted living.................................       1,472       1,463       1,600       1,380         1,116
Average occupancy rate:
  Nursing.........................................         90%         88%         88%         86%           87%
  Assisted living.................................         84%         83%         85%         80%           73%
Payor source as a % of total revenue:
  Medicare........................................         26%         24%         24%         22%           29%
  Medicaid........................................         50%         51%         51%         50%           43%
  Private pay.....................................         24%         25%         25%         28%           28%
BALANCE SHEET DATA (END OF PERIOD):
Cash and cash equivalents.........................    $ 27,016    $    997    $  1,641    $  2,941    $    1,084
Working capital...................................      38,544       4,145      44,473      67,807        17,477
Property and equipment............................     453,119     477,830     507,536     610,643       700,141
  Total assets....................................     808,713     795,836     873,590     974,448     1,135,477
  Total debt......................................     398,150     385,347     451,147     530,155       547,748
Shareholder's equity..............................     159,201     156,002     184,161     237,895       311,629
OTHER FINANCIAL DATA:
Property and equipment capital expenditures.......      18,659      16,348      14,169      25,330        59,120
Net cashflow provided by operating activities.....      37,463      75,927      32,842      18,643        51,032
Days of revenue outstanding.......................          47          48          52          56            59

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

     Based on number of beds, we are one of the largest providers of long-term care and related services in the United States. As of December 31, 2002, we operated 139 nursing facilities with 14,101 beds and 36 assisted living and retirement facilities with 1,756 units that we owned or leased in 13 states. In addition, we managed 17 nursing facilities with 2,256 beds and five assisted living and retirement facilities with 156 units and provided selected consulting services to 38 nursing facilities with 4,097 beds and one assisted living facility with 116 beds owned by third parties. In total, we operated, managed or provided selected consulting services to 236 long-term care facilities with 22,482 beds in 16 states, of which 194 were nursing facilities with 20,454 beds and 42 were assisted living and retirement facilities with 2,028 units.

REVENUES

     We derive revenues by providing healthcare services in our network of facilities, including long-term care services such as nursing care, assisted living and related medical services such as subacute care and rehabilitative therapy. We derive nursing and assisted living facility revenues by providing routine and ancillary services for our facilities' residents. We derive outpatient therapy revenues by providing such services to outside third parties at our clinics.

     We generate our revenue from Medicare, Medicaid and private pay sources. The following table sets forth our Medicare, Medicaid and private pay sources of revenue by percentage of total revenue:

                                                                YEAR ENDED DECEMBER 31
                                                                -----------------------
                                                                2002     2001     2000
                                                                ----     ----     ----
Medicare....................................................    25.7%    23.8%    24.5%
Medicaid....................................................    49.8%    50.9%    50.8%
Private.....................................................    24.5%    25.3%    24.7%

LEGISLATIVE ACTIONS AFFECTING REVENUES

     Prior to October 1, 2002, the incremental Medicare relief packages received from the Balanced Budget Refinement Act, or BBRA, and the Benefits Improvement and Protection Act, or BIPA, provided a total of $2.7 billion in temporary Medicare funding enhancements to the long-term care industry. The funding enhancements implemented by the BBRA and BIPA fall into two categories. The first category is "Legislative Add-ons," which includes a 16.66% add-on to the nursing component of the Resource Utilization Groupings, or RUGs rate and a 4% base adjustment. The second category is "RUGs Refinements" which involved an initial 20% add-on for 15 RUGs categories identified as having high intensity, non-therapy ancillary services. Twenty percent add-ons from three RUGs categories were later redistributed to 14 rehabilitation categories at an add-on rate of 6.7% each.

     The Legislative Add-ons expired on September 30, 2002 and the Company's Medicare funding has been reduced. Based on the Medicare case mix and census over the nine months ended September 30, 2002 we received an estimated average rate of $31.22 per resident day relating to the Legislative Add-ons. Offsetting this, on October 1, 2002 long-term care providers received a 2.6% market basket increase in Medicare rates. The impact of these two items in the fourth quarter of 2002 was a net decline in our average rate of $23.64 per patient day, which based upon the Medicare case mix and patient days for the year ended December 31, 2002, amounts to lower annualized revenues of approximately $14.7 million going forward.

     With respect to the RUGs Refinements, on April 23, 2002 CMS announced that it would delay the refinement of the RUGs categories thereby extending the related funding enhancements for at least one additional year to September 30, 2003. Further to this, in the budget report released in February 2003, President Bush proposed additional funding to extend the RUGs Refinements to September 30, 2004 and though the President's budget has not been passed, CMS has agreed verbally with the extension of the RUGs refinements to September 30, 2004. Based upon the Medicare case mix and census for the year ended December 31, 2002, we estimate that we received an average $24.40 per resident day, which on an annualized basis amounts to $15.1 million related to the RUGs Refinements. A decision to discontinue all or part of the enhancement could have a significant impact on us.

     In the February 2003 budget, President Bush proposed plans for reductions in the annual market basket increase for skilled nursing facilities from October 1, 2003 to October 1, 2007. If this budget is passed, it will mean reductions in the market basket increase for the industry of $60 million starting in October 2003; $140 million in October 2004; $240 million in October 2005; $350 million in October 2006; and $470 million in October 2007.

     In January 2003, CMS announced that the moratorium on implementing payment caps for outpatient Part B therapy services, which were scheduled to take effect on January 1, 2003, would be extended for six months until July 1, 2003. The impact of a payment cap cannot be reasonably estimated based on the information available at this time, however such a cap would reduce therapy revenues.

     In February 2003, CMS announced its plan to reduce its level of reimbursement for uncollectible Part A co-insurance. Under current law, skilled nursing facilities are reimbursed 100% of bad debts incurred. Over the next three years, HHS plans to reduce the reimbursement level to 70% as follows: 90% effective for the government fiscal year commencing October 1, 2003; 80% effective for the government fiscal year commencing October 1, 2004; and 70% effective for government fiscal years commencing on or after October 1, 2005. This plan is consistent with the Part A co-insurance reimbursement plan applicable to hospitals. We estimate that, should this plan be implemented, the impact to net earnings would be $1.0 million in 2004, increasing to $2.5 million in 2006.

INCOME TAXES

     Income tax expense in 2002 was $4.3 million compared to an income tax benefit of $12.5 million in 2001. Our effective tax rate was 46.3% in 2002 as compared to 31.2% in 2001. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon us generating future taxable income during the periods in which temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In 2002 and 2001 we increased our valuation allowance by $0.8 million and $2.8 million, respectively. The amount of the deferred tax assets considered realizable could be reduced if estimates of future taxable income during the carryforward period are reduced.

ASSET IMPAIRMENT COSTS

     We are required to accrue for asset impairment costs when indicators of impairment are present and the undiscounted cash flows from the assets do not appear to be sufficient to recover the assets' carrying value. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. Accordingly, we have estimated the future cash flows of each facility and reduced the corresponding carrying value to the estimated fair value, where appropriate. Such estimates are subject to change due to factors both within and outside our control. If those changes reduce estimated future cash flows, we may be required to record further impairment provisions in subsequent periods. We recorded provisions of $1.7 million in 2001 and $20.7 million in 2000, related to the impairment of assets.

CRITICAL ACCOUNTING POLICIES

     Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, or GAAP. For a full discussion of our accounting policies as required by GAAP, refer to the accompanying notes to the consolidated financial statements. We consider the accounting policies discussed below to be critical to an understanding of our financial statements because their application requires significant judgment and reliance on estimations of matters that are inherently uncertain. Specific risks related to these critical accounting policies are described below.

REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE

     We derive our revenues primarily from providing long-term healthcare services in the nursing and assisted living facilities we operate. Nursing facility revenue results from the payment for services and products from federal and state-funded cost reimbursement programs as well as private pay residents. More than 75% of our revenues are derived from services provided under various federal or state medical assistance programs.

     We recognize nursing home revenues in the period in which we provide services and or deliver products at established rates less contractual adjustments. Contractual adjustments include differences between our established billing rates and amounts estimated by management as reimbursable under various reimbursement formulas or contracts in effect. Estimation differences between final settlements and amounts recorded in previous years are reported as adjustments to revenues in the period such settlements are determined. Due to the complexity of the laws and regulations governing the federal and state reimbursement programs, there is a possibility that recorded estimates may change by a material amount.

     We derive assisted living facility revenue primarily from private pay residents in the period in which we provide services and at rates we establish based upon the services provided and market conditions in the area of operation.

     We record accounts receivable at the net realizable value we expect to receive from federal and state reimbursement programs, other third-party payors or individual residents. We also estimate which receivables may be collected within one year and reflect those not expected to be collected within one year as non-current. We continually monitor and adjust our allowances associated with these receivables. We record allowances for bad debts from other third-party payors or from individual patients based upon a specific assessment of an account's collection risk and our historical experience by payor type. If circumstances change, for instance due to economic downturn, resulting in higher than expected defaults or denials, our estimates of the recoverability of our receivables could be reduced by a material amount. Our allowance for doubtful accounts for current accounts receivable totaled $9.3 million and $14.5 million at December 31, 2002 and 2001, respectively. Our allowance for doubtful accounts for non-current accounts receivable totaled $15.4 million at December 31, 2002 and 2001.

     Prior to the implementation of the Prospective Payment System in 1999, Medicare was a cost-based reimbursement program, and in the ordinary course of business we continue to have ongoing discussions with the fiscal intermediary regarding the treatment of various items related to prior years' cost reports. Normally disputes are resolved in the audit process; however, we record general provisions for disagreements that require settlement through a formal appeal process.

VALUATION OF ASSETS AND ASSET IMPAIRMENT

     We record property and equipment at cost less accumulated depreciation and amortization. We depreciate and amortize these assets using a straight-line method based upon the estimated lives of the assets. Goodwill represents the cost of the acquired net assets in excess of their fair market values. Effective January 1, 2002, we adopted SFAS No. 142 and no longer amortize goodwill and intangible assets with indefinite useful lives. Instead we test for impairment at least annually; whereas prior to 2002, these assets were amortized using a straight-line method over a period of no more than forty years. Other intangible assets, consisting of the cost of leasehold rights, are deferred and amortized over the term of the lease including renewal options. We periodically assess the recoverability of long-lived assets, including property and equipment, goodwill and other intangibles, when there are indications of potential impairment based upon the estimates of undiscounted future cash flows. The amount of any impairment is calculated by comparing the estimated fair market value with the carrying value of the related asset. We consider such factors as current results, trends and future prospects, current market value and other economic and regulatory factors in performing these analyses.

     A substantial change in the estimated future cash flows for these assets could materially change the estimated fair values of these assets, possibly resulting in an additional impairment. In response to the implementation of the Medicare Prospective Payment System, increased litigation, insurance costs in certain states and increased operational costs resulting from changes in legislation and regulatory scrutiny, over the past several years we have focused on divesting under-performing nursing and assisted living facilities and non-core healthcare assets. As detailed in Footnote 4 to our consolidated financial statements, losses from asset impairments and disposals and provisions for closure and exit costs and other items have totaled $1.3 million, $25.9 million and $27.4 million in 2002, 2001 and 2000, respectively.

SELF-INSURED LIABILITIES

     Insurance coverage for patient care liability and other risks has become increasingly difficult to obtain. We insure certain risks with affiliated insurance subsidiaries of Extendicare Inc. and third-party insurers. The insurance policies cover comprehensive general and professional liability, property coverage, workers' compensation and employer's liability insurance in amounts and with such coverage and deductibles as we deem appropriate, based on the nature and risks of our business, historical experiences, availability and industry standards. We self-insure for health and dental claims, in certain states for workers' compensation and employer's liability, and since January 2000, for general and professional liability claims.

     We accrue our self-insured liabilities based upon past trends and information received from an independent actuary. We regularly evaluate the appropriateness of the carrying value of the self-insured liabilities through an independent actuarial review. Our estimate of the accrual for general and professional liability costs is significantly influenced by assumptions, which are limited by the uncertainty of predicting future events, and assessments regarding expectations of several factors. Such factors include, but are not limited to: the frequency and severity of claims, which can differ materially by jurisdiction; coverage limits of third-party reinsurance; the effectiveness of the claims management process; and the outcome of litigation.

     Changes in our level of retained risk, and other significant assumptions that underlie our estimate of self-insured liabilities, could have a material effect on the future carrying value of the self-insured liabilities. For example, in 2000, we experienced adverse claims development. In 2000 our per claim retained risk increased significantly for general and professional liability coverage mainly due to the level of risks associated with our Florida and Texas operations. We no longer operate nursing or assisted living facilities in Florida or nursing operations in Texas. However, as a result of the increase in the frequency and severity of claims, in 2001 we recorded a provision of $29.2 million for resident care liability including an $11.0 million provision relating to disposed operations included in provision for closure and exit costs and in 2002 we recorded a provision of $5.3 million. Our accrual for self-insured liabilities totaled $55.1 million and $70.3 million at December 31, 2002 and 2001, respectively.

DEFERRED TAX ASSETS

     Our results of operations are included in the consolidated federal tax return of our U.S. parent company. Accordingly, federal current and deferred income taxes payable (or receivable) are transferred to our parent company. Deferred tax assets and liabilities are recognized to reflect the expected future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect those temporary differences to be recovered or settled. We establish a valuation allowance based upon our estimate of whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon us generating future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Our valuation allowance for net state deferred tax assets totaled $21.0 million and $20.2 million at December 31, 2002 and 2001, respectively.

SIGNIFICANT EVENTS

ISSUANCE OF SENIOR NOTES

     On June 28, 2002 we completed a private placement of $150 million of our 9.5% Senior Notes due July 1, 2010, which were issued at a discount of 0.25% of par to yield 9.54%. In January 2003, we completed the offer to exchange our 9.5% Senior Notes due 2010 that have been registered under the Securities Act of 1933 for the Notes issued in June 2002. The terms of the new Senior Notes are identical to the terms of the Senior Notes issued in June 2002 and are guaranteed by all of our existing and future active subsidiaries.

     We used the proceeds of $149.6 million to pay $8.3 million of related fees and expenses, retire $130.8 million of debt (consisting of $124.5 million outstanding under the previous credit facility and $6.3 million of other debt), and the remainder for general corporate purposes. We had hedged a portion of our previous variable-rate long-term debt through an interest rate swap with a notional amount of $25 million maturing in February 2003. Upon refinancing of the debt, we terminated this swap with a cash payment of $0.6 million. This amount and other deferred financing costs related to the previous credit facility, totaling $2.8 million, were written off in June 2002 and reported on the income statement as an extraordinary item. The after-tax amount of this item was $1.7 million.

PURCHASE OF PREVIOUSLY-LEASED FACILITIES

     In October 2002, we purchased three skilled nursing facilities in Ohio and four skilled nursing facilities in Indiana that we previously leased for an aggregate purchase price of $17.9 million. The purchase price consisted of $7.4 million in cash and a $10.5 million ten-year note, which bears interest at a rate to be determined by arbitration (currently being accrued at 10.5%).

LOSS ON DISPOSAL OF ASSETS, PROVISION FOR CLOSURE AND EXIT COSTS, AND IMPAIRMENT OF LONG-LIVED ASSETS

     A number of significant factors adversely affected our industry and us over the past few years, which resulted in losses on disposal of assets, provisions for closure and exit costs, and impairment of long-lived assets. These factors include the following:

     - Increased Litigation Settlements and Insurance Costs for General and Professional Liability Claims. A report issued by AON Risk Consultants for the American Health Care Association in February 2002 indicates that the average insurance cost for general liability and professional liability increased at an average of 24% per year from 1990, when the average cost was $240 per bed, to $2,360 per bed in 2001. The report further states that the increased cost for general and professional liability coverage has absorbed approximately 20% of the average Medicaid reimbursement rate increase from 1995 to 2000. Increased litigation settlement and insurances costs have particularly occurred in the states of Florida, Texas and California.

     - Inadequate Funding Levels in Some States or Resident Classifications in Both the Medicaid and Medicare Programs. For example, in 2002 we received on average $331 per day for a Medicare resident, while care for similar residents funded under the Medicaid program averaged $125 per day. According to the Health Care Industry Market Update dated February 6, 2002, which is published by the Centers for Medicare and Medicaid Services, Medicaid programs inadequately fund our industry.

     - Increased Costs Incurred as a Result of Increased Regulatory Requirements. For example, we have estimated that the cost of compliance with the Health Insurance Portability and Accountability Act regulations that come into effect in 2002 and 2003, including upgrading computer software, modifying operating practices, purchasing equipment and training employees, will exceed $500,000.

     - Increased Wages and Premiums Paid to Nursing Assistants, Domestic Staff and Temporary Agencies for Professional Nursing Staff. These increases are mainly due to increased competition for service level staffing and a national shortage of qualified nurses. Our wages increased 6.9% in 2002 over 2001 and we incurred temporary agency costs of $10.2 million in 2002, which includes an agency margin of approximately 25% to 30%, compared to $18.4 million in 2001. Medicaid rates increased only 5.0% in this same period. According to an article published in the March/April 2002 Volume of the North Carolina Medical Journal, between 2000 and 2010 there will be 874,000 more care workers needed in the long-term care industry. According to the U.S. Labor Department, there will be a 1.0 million shortfall of professional nurses by 2010.

     In response to the above challenges, we identified, planned and implemented actions involving the divestiture of non-core health care assets, the exiting of all skilled nursing facilities in specific states, and the divestiture of other under-performing facilities. As a result, we recorded significant:

     - loss (gain) on the disposal of assets;

     - provisions for closure and exit costs; and

     - loss on the impairment of long-lived assets

     Below is a summary of the significant transactions which resulted in the above provisions, gains and losses.

     In May 2002, Tandem Health Care, Inc. exercised its option to purchase seven properties that it leased from us in Florida for gross proceeds of $28.6 million, consisting of cash of $15.6 million and $13.0 million in 8.5% five-year notes. The carrying value of the seven facilities was $25.3 million. We applied $12.4 million of the proceeds to reduce our bank debt and, as a result, we recorded a gain on the sale of assets of $4.0 million, inclusive of the deferred gain of $2.2 million from the April 2001 transaction described below.

     In 2001, we transferred all of our Texas nursing home operations to affiliates of Senior Health Properties-Texas, Inc. The transaction involved 17 nursing homes, with a capacity of 1,421 residents. We now lease four of these facilities to Senior Health-Texas under a five-year lease, which will expire in September 2006, and sublease 12 of these facilities to Senior Health-Texas under an eleven-year sublease, which will expire in February 2012. The final property was sublet for one month to a Senior Health-Texas affiliate until October 31, 2001, the remainder of the lease term. The Senior Health-Texas affiliate transferred the operations of this final property to an unrelated third party and terminated its leasehold interest on November 1, 2001. We receive annual rental income from the properties of approximately $3.8 million, which is $1.8 million more than our current annual lease costs. Our annual rental income will escalate in alignment with the increases in rent expense under the existing leases and in alignment with improvements in operating income for the owned facilities. Senior Health-Texas has a right of first refusal with respect to any offer to purchase one or more of the four owned facilities.

     In April 2001, Tandem exercised its option to purchase two leased properties in Florida. Upon Tandem's exercise of its option, we received gross proceeds of $11.4 million, consisting of cash of $7.0 million, a $2.5 million 8.5% interest-bearing five-year note and $1.9 million in 9% cumulative dividend preferred shares, mandatorily redeemable after five years. The carrying value of the two facilities on our books was $9.2 million. We deferred a potential gain on the sale of these assets of $2.2 million because a significant portion of the proceeds had not been received (FASB 66) and the ultimate determination of the gain was dependent on Tandem exercising some or all of the remaining purchase options available to it. We applied $4.0 million of the net proceeds to reduce our term bank debt.

     In 2000, we disposed of or leased all 32 of our facilities with 3,427 beds in Florida through a series of transactions. We sold two Florida nursing facilities in separate transactions in July and December 2000. In September 2000, we entered into an agreement involving 15 facilities with Greystone Tribeca Acquisition LLC in which we retain an interest in the properties in the form of a series of interest bearing notes, which have an aggregate value of up to $30.0 million. The notes have a maximum term of three and one half years and may be retired at any time out of the proceeds from the sale or refinancing of the facilities by Greystone. During the term of the notes, the Company retains an interest in these facilities by way of a right of first refusal and an option to repurchase the facilities in March 2004, which if not accepted, will trigger repayment of the balance of the notes. The option to repurchase, along with the significant portion of the sales price being contingent, results in the disposition being accounted for as a deferred sale. This particular transaction, while not accounted for as a sale, resulted in initial net cash proceeds of $30.0 million in addition to the contingent notes. In December 2000, we transferred the operations and leased the properties of nine Florida facilities to Tandem and of six Florida facilities to Senior Health Properties-South, Inc. Under the leases, the Tandem and Senior Health Properties-South have options to purchase their respective properties. We also sold two formerly closed facilities, which together with the Florida divestitures, resulted in total cash proceeds of $37.7 million, of which $33.1 million was used to reduce our bank debt. The dispositions, in addition to provisions for the closure of two nursing and one assisted living facilities and provisions for other non-core assets, resulted in a total loss from the disposition of assets of $6.7 million in 2000, including a loss on disposal of assets of $3.3 million and a provision for closure and exit costs of $3.4 million.

     We have recorded provisions for all estimated future costs related to operations that we disposed of. Those estimates were made at the time of disposition and can be subject to revisions which may impact our future earnings.

     As a result of the divestiture programs in Florida and Texas, we received cash proceeds and notes and we retained ownership of certain nursing home properties and entered into on-going consulting service agreements with operators in these two states. As of December 31, 2002, we:

     - held $21.6 million in notes from Tandem;

     - owned six leased nursing home properties in Florida and four leased nursing home properties in Texas with a net book value of $17.0 million; and

     - subleased 12 properties in Texas to another long-term care operator.

     The six remaining Florida leases expire in December 2005. The Texas leases expire in September 2006 and the Texas subleases expire in February 2012. In addition, we provide on-going management and consulting services to and earn rental income from the operators of these facilities. As of December 31, 2002, we had $9.6 million in accounts receivable from long-term care operators for whom we provided management and consulting services, which included interim working capital advances related to the transfer of ownership. As a result, our earnings and cash flow can be influenced by the financial stability of these unrelated companies.

OTHER ITEMS

     On an ongoing basis we review the levels of our overall reserves for losses related to our Florida and Texas operations, which reserves were initially established when we decided to exit these states. See footnote 4 to our consolidated financial statements. During 2002, as a result of events which became known to us in 2002, we concluded that we should increase our overall reserves by $5.3 million for cost report and other settlements with the state of Florida and other Medicare fiscal intermediaries, collection of receivables, and settlement of claims with suppliers and employees.

     As of December 2002, we are pursuing settlement of a number of outstanding Medicaid and Medicare receivable balances. Due to the length of the settlement process, some of those receivables are not expected to be collected within one year and, as a result, are classified as long-term other assets. Normally such issues are resolved during the audit process; however we record general provisions for disagreements that require settlement through a formal appeal process. For one specific issue involving the allocation of overhead costs totaling $14.8 million, the first of three specific claim years was presented to the Provider Reimbursement Review Board, or PRRB, at a hearing on January 30, 2003. The hearing procedures were discontinued after the parties negotiated a methodology for resolution of the claim, and an administrative resolution has been signed by the Fiscal Intermediary, or FI, and us to settle the amount, which will be determined later in 2003. For another specific issue involving a staffing cost issue totaling $7.3 million, a settlement of the first year of seven specific claim years was settled prior to the PRRB hearing, and an agreement has been reached with the FI to continue to negotiate the remaining years in dispute. No adjustment to the amounts reflected as of December 31, 2002 is determinable at this time. Further negotiations on the remaining years under appeal are to occur during 2003. No adjustment to the receivable amount can be determined until negotiations are concluded on a majority of the remaining claim years under appeal. As of December 31, 2002, we had $61.7 million of gross Medicare and Medicaid settlement receivables with a related allowance for doubtful accounts of $15.4 million. The net receivable balance represents our estimate of the amounts collectible for prior period Medicare and Medicaid cost reports.

     We entered into a preferred provider agreement with Omnicare, Inc. pursuant to the disposition of our pharmacy operations in 1998. The terms of the Preferred Provider Agreement enabled Omnicare to execute Pharmacy Service Agreements and Consulting Service Agreements with all of our skilled nursing facilities. In 2001, we and Omnicare brought a matter to arbitration involving the "per diem" pricing rates billed for managed care residents. This matter was subsequently settled and the amount of the settlement is reflected within our financial results. We and Omnicare are currently negotiating the pricing of drugs for Medicare residents and should this matter not be settled, the matter will be taken to arbitration. In addition, in connection with its agreements to provide pharmacy services, Omnicare has requested arbitration for an alleged lost profits claim related to our disposition of assets, primarily in Florida. Damage amounts, if any, cannot be reasonably estimated based on information available at this time. An arbitration hearing for this matter has not yet been scheduled. We believe we have interpreted correctly and complied with the terms of the preferred provider agreement; however, we cannot assure you that other claims will not be made with respect to the agreement.

RESULTS FROM OPERATIONS:

     The following table sets forth details of our revenues and earnings as a percentage of total revenues:

                                                                  YEAR ENDED DECEMBER 31
                                                                ---------------------------
                                                                2002       2001       2000
                                                                ----       ----       ----
Revenues
  Nursing and assisted living facilities....................     96.6%      96.6%      98.0%
  Outpatient therapy........................................      1.3        1.2        1.1
  Other.....................................................      2.1        2.2        0.9
                                                                -----      -----      -----
                                                                100.0      100.0      100.0
Operating and general and administrative costs..............     88.8       90.3       94.5
Lease, depreciation and amortization........................      5.9        7.0        6.6
Interest, net...............................................      4.0        4.5        4.9
Loss (gain) on disposal of assets...........................     (0.5)       0.1        0.3
Provision for closure and exit costs and other items........      0.7        3.0        0.4
Loss on impairment of long-lived assets.....................       --        0.2        2.2
                                                                -----      -----      -----
  Earnings (loss) before taxes..............................      1.1       (5.1)      (8.9)
Income tax expense (benefit)................................      0.5       (1.6)      (3.0)
                                                                -----      -----      -----
  Earnings (loss) before minority interests and
     extraordinary item.....................................      0.6       (3.5)      (5.9)
Extraordinary item..........................................      0.2         --       (0.1)
                                                                -----      -----      -----
     Net earnings (loss)....................................      0.4%      (3.5)%     (6.0)%
                                                                =====      =====      =====

     Average occupancy in our long-term care facilities was as follows:

                                                                 YEAR ENDED DECEMBER 31
                                                               ---------------------------
                                                               2002       2001       2000
                                                               ----       ----       ----
Skilled nursing facilities.................................    90.3%      87.5%      87.5%
Assisted living facilities.................................    83.9%      83.1%      84.6%

YEAR ENDED DECEMBER 31, 2002 COMPARED WITH YEAR ENDED DECEMBER 31, 2001

REVENUES

     Revenues in the year ended December 31, 2002 were $815.1 million, representing an increase of $21.0 million, or 2.6%, from $794.1 million in the year ended December 31, 2001. The increase in revenues includes a $56.1 million increase in revenues from nursing and assisted living facilities and other businesses operated during both 2002 and 2001 ("same facility operations") and an increase of $0.5 million from other revenue, partially offset by a decrease of $35.6 million in revenues from divested nursing facilities.

     Revenues from same-facility operations increased $56.1 million due to:

     - an increase in the average daily Medicaid rate from $121 in 2001 to $127 in 2002, which resulted in additional revenue of $19.2 million;

     - an increase in Medicare residents from 11.4% of total residents in 2001 to 13.4% in 2002, which resulted in additional revenue of $16.8 million;

     - a 1.9% increase in resident census from an average daily census of 13,928 in 2001 to 14,200 in 2002, which resulted in additional revenue of $14.3 million;

     - other rate increases, which resulted in additional revenue of $10.2 million; and

     - an increase of $0.8 million when comparing periods due to more favorable Medicaid cost settlements in 2002.

     These increases were offset by a decrease of $5.2 million in Medicare revenue ($31.22 per day) relating to the expiration of the Legislative Add-ons as of October 1, 2002 (referred to as the "Medicare Cliff").

     Our key Medicare and Medicaid results and statistics for our nursing operations on a same-facility basis for 2002 and 2001 are summarized as follows:

                                                 MEDICARE                        MEDICAID
                                        --------------------------      --------------------------
                                         2002      2001     CHANGE       2002      2001     CHANGE
                                         ----      ----     ------       ----      ----     ------
Average daily rate..................    $  331    $  334     (0.9%)     $  127    $  121      5.0%
Residents as a percent of total.....      13.4%     11.4%    16.5%        68.6%     69.6%    (1.3%)
Average daily census................     1,699     1,427     19.1%       8,737     8,676      0.7%

OPERATING AND GENERAL AND ADMINISTRATIVE COSTS

     Operating and general and administrative costs increased $6.8 million, or 1.0%, between years, of which $11.6 million was a decrease in expenses for general liability insurance and liability claims (primarily related to our divestiture of our Texas nursing facilities) and $32.9 million related to reduced operating costs attributable to nursing facilities divested during 2001. Operating and general and administrative costs on a same-facility basis increased $51.3 million, or a 7.8% increase on a same-facility basis, and included increases of:

     - wages and benefits of $23.1 million and contracted staffing for food and laundry services of $10.4 million totaling $33.5 million, or a 7.1% increase;

     - workers compensation of $4.6 million due to prior year actuarial adjustments recorded in 2001;

     - drug expense of $3.4 million due to higher resident census and higher drug prices;

     - outside therapy services of $3.2 million primarily relating to increased use of therapy services and higher Medicare census;

     - bad debt expense of $2.7 million;

     - supplies expense of $1.4 million primarily due to higher occupancy; and

     - other operating and general and administrative expenses of $2.5 million.

LEASE COSTS, DEPRECIATION AND AMORTIZATION

     Depreciation and amortization decreased $3.2 million to $37.6 million for 2002 compared to $40.8 million for 2001. This decrease was primarily a result of a $2.4 million decrease relating to the adoption of SFAS

No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill no longer be amortized to earnings. The remaining $0.8 million decrease was primarily a result of divestitures.

     Lease costs decreased $3.9 million when comparing periods, including $2.0 million as a result of divestitures, $0.5 million as a result of the purchase of previously leased facilities and $1.4 million relating to other facilities that we continue to operate.

INTEREST

     Interest expense, net of interest income, decreased $3.3 million to $32.3 million for 2002 compared to $35.6 million for 2001. This decrease was primarily due to (1) net interest income of $2.1 million from interest rate swaps, and (2) lower market interest rates during 2002 prior to the issuance, on June 28, 2002, of our 9.5% Senior Notes due 2010, the proceeds of which were used to refinance floating-rate debt. The decrease was also due to a reduction in the average debt level to $387.2 million during 2002 compared to $406.5 million during 2001, resulting from our use of divestiture proceeds and an income tax refund during 2001 to reduce bank debt balances. The weighted average interest rate of all long-term debt decreased to 7.81% during 2002 compared to 8.44% during 2001.

LOSS ON IMPAIRMENT OF LONG-LIVED ASSETS

     When our management commits us to a plan for disposal of assets, we adjust assets held for disposal to the lower of the assets' carrying value or the fair value less selling costs. In September 2001, we formally decided to lease all owned, and sublease all leased, nursing facilities in Texas. As a result of the transaction, and based on the terms of the lease with Senior Health-Texas, we recorded in 2001 a provision of $1.7 million for impairment of Texas nursing properties in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

LOSS (GAIN) ON DISPOSAL OF ASSETS AND PROVISION FOR CLOSURE AND EXIT COSTS AND OTHER ITEMS

     For 2002, we recorded a gain on disposal of assets of $4.0 million relating to the sale of seven properties in Florida to Tandem Health Care, Inc. and a provision for closure and exit costs of $5.3 million. The gain of $4.0 million includes a deferred gain of $2.2 million from the April 2001 sale of two other properties to Tandem. The provision for closure and exit costs relates to an increase in the overall disposition reserve for cost report and other settlements with the states of Florida and Texas and other Medicare fiscal intermediaries, collection of receivables, and settlement of claims with suppliers and employees.

     For 2001, we recorded a loss on disposal of assets of $1.0 million and a provision for closure and exit costs and other items of $23.2 million. On September 30, 2001, we transferred all Texas nursing homes to Senior Health-Texas. As a result of the Texas transaction, as well as the closure and sale of one nursing home and two other properties in Wisconsin, we provided $3.7 million for related disposal and closure costs. We also made additional provisions of $20.5 million relating to previously ceased operations, including $19.0 million related to the nursing facilities in Florida. This $19.0 million consists of an $11.0 million provision related to Florida claims for years prior to 2001 based upon an actuarial review of resident liability costs, and an $8.0 million provision for Florida closure and exit costs.

INCOME TAXES

     Income tax expense for 2002 was $4.3 million compared to an income tax benefit of $12.5 million for 2001. Our effective tax rate was 46.3% for 2002 as compared to 31.2% for 2001. The increase in the effective tax rate results from the impact of certain permanent adjustments which increased the effective rate when applied to pre-tax earnings compared to decreasing the effective rate when applied to pre-tax loss for 2001 and the reversal of current and prior year state deferred income tax benefits. When we assess the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and record a valuation allowance if required. The ultimate realization of deferred tax assets depends upon us generating future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies when we make this assessment.

EXTRAORDINARY ITEM

     The extraordinary loss in 2002 of $1.7 million, net of income tax, was due to the early extinguishment in June 2002 of our debt using proceeds from the issuance of the 9.5% Senior Notes due 2010. The extraordinary loss in 2001 of $45,000, net of income tax effect, was related to the write-off of deferred financing costs in connection with debt reduction upon the sale of nursing facilities.

NET EARNINGS (LOSS)

     Net earnings for 2002 were $3.2 million compared to a net loss of $27.5 million for 2001. Net earnings prior to loss (gain) on disposal of assets, provision for closure and exit costs and other items, loss on impairment of long-lived assets and extraordinary items, after applicable income tax effect, was $5.6 million for 2002 compared to a net loss of $11.0 million for 2001. The fluctuation was caused by the reasons noted above.

RELATED PARTY TRANSACTIONS

     We insure certain risks, including comprehensive general liability, property coverage and excess workers' compensation/employer's liability insurance, with Laurier Indemnity Company and Laurier Indemnity Ltd., affiliated insurance subsidiaries of Extendicare Inc.. We recorded approximately $9.9 million of expenses for this purpose for 2002 and $5.7 million for 2001.

     We purchase computer hardware and software support services from Virtual Care Provider, Inc., an affiliated subsidiary of Extendicare Inc.. Expenses related to these services were $7.9 million for 2002 and $6.6 million for 2001.

YEAR ENDED DECEMBER 31, 2001 COMPARED WITH YEAR ENDED DECEMBER 31, 2000

REVENUES

     Revenues for the year ended December 31, 2001 were $794.1 million, representing a decrease of $129.0 million, or 14.0%, from $923.1 million for the year ended December 31, 2000. The decrease in revenues is attributable to:

     - divestiture of nursing and assisted living facilities primarily in Florida and Texas resulting in a decrease of $154.6 million of revenue;

     - the one-time recovery of $8.9 million in revenue in 2000 on a same-facility basis pertaining to the settlement of the workers compensation issue through the Provider Reimbursement Review Board and the staffing cost issue with the fiscal intermediary; and

     - a decline of $0.4 million from outpatient therapy divestitures in 2000,

offset in part by an increase of $3.6 million from new management services contracts and an increase of $31.3 million in revenue from nursing and assisted living facilities and other businesses operated during both 2001 and 2000.

     Revenues from same-facility operations increased $31.3 million in 2001 due to:

     - a $33.5 million increase, or a 4.8% increase on a same-facility basis, from increased rates, partially offset by a 0.9% decline in overall resident census from an average daily census of 14,055 in 2000 to an average daily census of 13,928 in 2001;

     - a $1.5 million decrease due to more favorable Medicaid cost settlements in 2000;

     - a $1.4 million decrease as a result of the accrual in 2000 for blood glucose revenue for the period of October 1, 1997 through December 31, 2000 due to favorable rulings regarding reimbursement litigation with our fiscal intermediary; and

     - a $0.7 million increase from other business operations.

     Our key Medicare and Medicaid results and statistics for our nursing operations on a same-facility basis in 2001 and 2000 are summarized as follows:

                                                  MEDICARE                      MEDICAID
                                         --------------------------    --------------------------
                                          2001      2000     CHANGE     2001      2000     CHANGE
                                          ----      ----     ------     ----      ----     ------
Average daily rate...................    $  334    $  316     5.7%     $  121    $  115     4.5%
Residents as a percent of total......      11.4%     10.7%    6.5%       69.6%     70.2%   (0.8%)
Average daily census.................     1,427     1,341     6.4%      8,676     8,812    (1.5%)

     Overall, our average daily Medicare rate increased 3.7% to $333 during 2001 compared to $321 during 2000, and our average daily Medicaid rate increased 4.5% to $117 in 2001 compared to $112 in 2000.

OPERATING AND GENERAL AND ADMINISTRATIVE COSTS

     Operating and general and administrative costs in 2001 decreased $154.5 million, or 17.7%, as compared to 2000. The decrease was caused by a $49.5 million decrease in expenses for insurance and liability claims, primarily relating to our disposal of our Florida operations, and a $134.7 million reduction in operating costs, other than insurance and liability claims, attributable to operations closed or nursing facilities divested during 2001 and 2000. The increase in operating and general and administrative costs on a same-facility basis, excluding expenses for insurance and liability claims, was $29.7 million, a 4.7% increase on a same-facility basis. The increase is attributable to:

     - wage and benefit costs of $29.8 million, representing a 6.9% increase on a same-facility basis;

     - drug expense of $2.4 million primarily due to settlement of 1999 contracted drug charges in 2001;

     - utility costs of $1.1 million due to higher rates in 2001; and

     - a net increase in other operating and administrative expenses of $1.9 million, or a 0.3% increase on a same-facility basis.

     These increases are partially offset by a decrease in:

     - workers' compensation costs of $3.1 million due to favorable actuarial adjustments for prior years in 2001; and

     - bad debt expense of $2.4 million.

     We had $70.3 million in accruals for known or potential general and professional liability claims at December 31, 2001 based upon claims experience and actuarial estimates. Based upon such claims experience and independent actuarial review, we believe that our accrual is adequate to cover any losses from general and professional liability claims. Though we regularly evaluate these accruals and we believe they are adequate and fairly stated, the accruals are subject to adjustment, which could have a material impact on our earnings. The timing of the settlement of the claims could influence cash flow and our ability to meet financial covenants under our credit facility.

     In 1998, we sold our pharmacy operations to Omnicare, Inc. In connection with that sale, we entered into a preferred provider agreement with Omnicare. Under the terms of this preferred provider agreement, Omnicare pharmacies are required to execute pharmacy service agreements and pharmacy consulting agreements to provide pharmacy supplies and services to all of our skilled nursing facilities. Pricing under the agreement is to be competitive within the local marketplace. Omnicare may not charge us rates that are higher than the most favorable rates that Omnicare charges for similarly situated beneficiaries in the same marketplace. We secured per diem pricing arrangements for pharmacy supplies provided to residents with managed care and Medicare payor sources for the first four years of the agreement, which period expires in December 2002. The preferred provider agreement contains a number of provisions that involve sophisticated calculations to determine the per diem pricing during this first four-year period. Under a per diem pricing agreement pharmacy costs fluctuate based upon occupancy levels in the facilities. The per diem rates were established assuming a declining per diem value over the initial four years of the contract to coincide with the phase-in of the Medicare prospective payment system rates.

     Subsequent to December 31, 2001, Omnicare made claims regarding per diem pricing rates billed for Medicare residents for 2001 and 2002. Provisions for settlement of the claims are included within the financial statements. We believe we have interpreted correctly and complied with the terms of the preferred provider agreement; however, we cannot assure you that other claims will not be made with respect to the agreement.

     We record a provision for bad debts in relation to revenues recorded based upon our past experience and we believe our reserves are adequate. We continually review and refine our reserve estimation process and the adequacy of our reserve, but we cannot guarantee that our estimates accurately reflect the future credit losses that we may incur and therefore our estimates can be subject to future adjustments.

LEASE COSTS, DEPRECIATION AND AMORTIZATION

     Lease costs decreased $1.2 million from 2000 to 2001.

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

INTEREST

     Interest expense, net of interest income, decreased $9.6 million to $35.6 million in 2001 compared to $45.2 million in 2000. The decrease was primarily due to a reduction in our average debt level to $406.5 million during 2001 compared to $478.3 million during 2000, resulting from our use of divestiture proceeds and income tax refunds during both years to reduce our bank debt. The weighted average interest rate of all long-term debt decreased to approximately 9.31% during 2001 compared to approximately 9.73% during 2000 due to an overall decline in interest rates.

LOSS ON IMPAIRMENT OF LONG-LIVED ASSETS

     When we commit to a plan for disposal of assets, assets held for disposal are adjusted to the lower of the assets' carrying value or the fair value less selling costs. In September 2001, we decided to lease all owned, and sublease all leased, nursing facilities in Texas. As a result of the transaction and based on the terms of the lease with Senior Health-Texas, in 2001 we recorded a provision of $1.7 million for impairment of Texas nursing properties in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

     In December 2000, we decided to sell or lease all of our remaining operations in Florida and completed two transactions to accomplish that decision. Both transactions resulted in providing the two operators with an option to purchase the properties within the lease term. In December 2000, we recorded a provision of $15.9 million for impairment of Florida properties and reported a provision for closure and exit costs of $1.1 million related to the termination of our Florida operational staff. In addition, in December 2000, we determined that a $4.8 million adjustment was required for non-Florida properties resulting in a total impairment provision for 2000 of $20.7 million.

LOSS ON DISPOSAL OF ASSETS AND PROVISION FOR CLOSURE AND EXIT COSTS AND OTHER ITEMS

     For 2001, we recorded a loss on disposal of assets of $1.0 million and a provision for closure and exit costs and other items of $23.2 million. On September 30, 2001, we transferred all Texas nursing homes to Senior Health-Texas. As a result of the Texas transaction, as well as the closure and sale of one nursing home and two other properties in Wisconsin, we provided $3.7 million for related disposal and closure costs. We also made additional provisions of $20.5 million relating to previously ceased operations, including $19.0 million related to the nursing facilities in Florida. This $19.0 million consists of an $11.0 million provision related to Florida claims for years prior to 2001 based upon an actuarial review of resident liability costs, and an $8.0 million provision for Florida closure and exit costs.

     In 2000, we disposed or leased all of our operations in Florida consisting of 32 facilities with 3,427 beds through a series of transactions, two of which involved lease agreements with operators who have an option to purchase the properties and one in which we retain an interest in the properties through the contingent consideration terms of the agreement. In addition, we sold two formerly closed facilities. In the aggregate these five transactions, along with other asset sales, resulted in cash proceeds of $37.7 million, of which $33.1 million was applied to reduce our debt. The sale of the Florida facilities resulted in a pre-tax provision for closure and exit costs of $1.6 million. In addition, in states other than Florida, we recorded provisions for closure and exit costs of $1.7 million for the closure of two nursing and one assisted living facilities and $0.6 million for the disposition of other non-core assets. For 2000, the total loss from the disposal of assets was $3.3 million and the total provision for closure and exit costs and other items was $3.4 million.

INCOME TAXES

     We have recorded a financial statement benefit for federal and state tax losses and other deferred tax assets based upon our future anticipated taxable earnings. As of December 31, 2001, the valuation allowance was $20.2 million, primarily relating to state net operating losses to reflect limited carry forward periods and reductions in various states apportionment. The allowance was increased by $2.8 million in 2001 and $3.2 million in 2000.

EXTRAORDINARY ITEM

     The extraordinary loss in 2001 of $45,000, net of income tax effect, is related to the write-off of deferred financing costs in connection with debt reduction with the proceeds of sales of nursing facilities. The extraordinary loss in 2000 of $0.4 million, net of income tax effect, is related to the write-off of deferred financing costs in connection with the repayment of debt.

NET LOSS

     The net loss in 2001 was $27.5 million compared to a net loss of $55.1 million in 2000. The net loss prior to loss on disposal of assets, provision for closure and exit costs and other items, loss on impairment of long-lived assets and extraordinary item, after applicable income tax effect, was $11.0 million for 2001 compared to a comparable net loss of $37.1 million for 2000 due to the changes noted above.

LIQUIDITY AND CAPITAL RESOURCES

     We had cash and cash equivalents of $27.0 million at December 31, 2002 and $1.0 million at December 31, 2001. We generated cash flow of $37.5 million from operating activities in 2002 compared with $75.9 million in 2001. The $38.4 million reduction in cash flow from operations was primarily the result of the 2001 tax refund of $22.5 million and increased payments in 2002 of self-insured general liability claims of $12.0 million.

     Our working capital, excluding cash and borrowings included in current liabilities, decreased $1.5 million from $15.8 million at December 31, 2001 to $14.3 million at December 31, 2002. The decrease resulted primarily from a $43.8 million increase in accounts payable, accrued liabilities and current portion of accrual for self-insurance liability. These decreases in working capital were partially offset by a $8.7 million decrease in amounts due to shareholder and affiliates and a $25.5 million increase in amounts due from shareholder and affiliates, primarily relating to changes in deferred federal income taxes.

     Accounts receivable at December 31, 2002 were $104.1 million compared with $104.2 million at December 31, 2001, representing a decrease of $0.1 million. The reduction in accounts receivable included a

$1.0 million decrease within the nursing operations, an increase of $0.1 million within the outpatient therapy operations and a $0.8 million increase in receivables from long-term care operators for which we provide management and consulting services. The $0.8 million increase was primarily attributable to transitional working capital advances to the nursing facilities transferred to Senior Health-Texas and Senior Health-South. Within the nursing operations, billed patient care and other receivables decreased $5.8 million while third-party payor settlement receivables, based on Medicare and Medicaid cost reports, increased $4.8 million. The decrease in billed patient care receivables of $5.8 million included a decrease of $9.4 million due to our improved collection efforts. The remaining increase of $3.6 million reflects an increase of $11.9 million due to rate increases, partially offset by a decrease of $8.3 million due to the sale or closure of nursing facilities and assisted living facilities.

     The increase in settlement receivables of $4.8 million from December 31, 2001 to December 31, 2002 included an increase of $5.4 million in revenue recorded in 2002 for anticipated Medicare reimbursement for uncollectible co-insurance amounts and an increase of $6.7 million as a result of the reclassification of settlements from long-term accounts receivable to current. These increases were partially offset by decreases of $1.6 million from collections of Medicare settlements, $3.3 million for collections from Medicare of co-insurance amounts recorded as revenue in 2002 and 2001 and $2.4 million for collection of Medicaid cost report settlements.

     Property and equipment decreased $24.7 million from December 31, 2001 to a total of $453.1 million at December 31, 2002. The decrease was the result of depreciation expense of $33.7 million and asset disposals of $27.6 million primarily relating to the sale of seven formerly leased Florida properties to Tandem. These decreases were partially offset by capital expenditures of $18.7 million, an increase of $17.9 million as a result of the acquisition of seven previously leased nursing facilities in October 2002.

     Total borrowings, including bank indebtedness and both current and long-term maturities of debt, totaled $400.8 million at December 31, 2002. This represents an increase of $14.9 million from December 31, 2001. This increase is due to:

     - proceeds of $149.6 million from issuance in June 2002 of our 9.5% Senior Notes due 2010;

     - issuance of $10.5 million of 10-year notes relating to the purchase of seven previously leased facilities;

     - increases in our borrowings under the former line of credit of $11.0 million; and

     - a net increase of $2.1 million in current bank indebtedness, relating to outstanding checks.

     These increases were partially offset by:

     - early repayment of $130.8 million in debt using proceeds from the issuance of our 9.5% Senior Notes due 2010;

     - decreases in the former line of credit of $19.0 million; and

     - other repayments of $8.5 million.

     The weighted average interest rate of all of our long-term debt was 8.80% at December 31, 2002 and such debt had maturities ranging from 2002 to 2014.

     As of December 31, 2002, our parent, Extendicare Inc., held $27.9 million, or 14.0%, of our outstanding Senior Subordinated Notes.

     Cash used in investing activities increased $10.9 million to $21.0 million for 2002 compared to $10.1 million for 2001. The increase was primarily due to the acquisition of seven previously leased nursing facilities in October 2002 for $17.9 million and an increase of $2.3 million in purchases of property and equipment. These increases in cash used were partially offset by an additional $6.7 million in proceeds from the sale of property and equipment in 2002, $1.0 million from the collection of notes receivable in 2002 and $1.6 million from changes in other non-current assets.

     Cash provided from financing activities was $9.6 million for 2002 compared to $66.5 million used in financing activities in 2001. The increase of $76.1 million is primarily due to:

     - proceeds of $171.1 million from issuance of long-term debt;

     - a $2.6 million increase in cash from other liabilities; and

     - a $2.0 million increase from cash from bank indebtedness;

     These increases were offset by:

     - increased payments of $92.5 million of long-term debt; and

     - payments for deferred financing costs of $7.1 million associated with the issuance of our 9.5% Senior Notes.

     On June 28, 2002, we refinanced all outstanding indebtedness under our then existing credit facility with the proceeds from the issuance of our 9.5% Senior Notes due 2010 and we entered into a new credit facility that provides senior secured financing of up to $105.0 million on a revolving basis. As of December 31, 2002, we did not have any borrowings outstanding under this new credit facility, but we had $38.8 million of letters of credit outstanding thereunder. The new credit facility will terminate on June 28, 2007. Borrowings drawn during the first four fiscal quarters following closing of the new credit facility will initially bear interest, at our option, at an annual rate equal to:

     - LIBOR, plus 3.50%; or

     - the Base Rate, as defined in our new credit facility, plus 2.50%;

thereafter, in each case, subject to adjustments based on financial performance. Our obligations under the new credit facility are guaranteed by:

     - Extendicare Holdings, Inc., our direct parent;

     - each of our current and future domestic subsidiaries excluding certain inactive subsidiaries; and

     - any other current or future foreign subsidiaries that guarantee or otherwise provide direct credit support for any U.S. debt obligations of ours or any of our domestic subsidiaries.

     Our obligations are secured by a perfected first priority security interest in certain of our tangible and intangible assets and all of our and our subsidiary guarantors' capital stock. The new credit facility is also secured by a pledge of 65% of the voting stock of our and our subsidiary guarantors' foreign subsidiaries, if any. Our new credit facility contains customary covenants and events of default and is subject to various mandatory prepayments and commitment reductions. The new credit facility requires that we comply with various financial covenants, on a consolidated basis including:

     - a minimum fixed charge coverage ratio starting at 1.10 to 1 and increasing to 1.20 to 1 in 2005;

     - a minimum tangible net worth starting at 85% of our tangible net worth at March 31, 2002 and increasing by 50% of our net income for each fiscal quarter plus 100% of any additional equity we raise;

     - a maximum senior leverage ratio starting at 4.25 to 1 and reducing to
       4.00 to 1 in 2005; and

     - a maximum senior secured leverage ratio starting at 1.75 to 1 and reducing to 1.50 to 1 in 2005.

     We are in compliance with these financial covenants as of December 31, 2002.

     To hedge our exposure to fluctuations in the market value of the Senior Notes, we entered into a five-year interest rate swap contract with a notional amount of $150 million. The contract effectively converted up to $150 million of our fixed interest rate indebtedness into variable interest rate indebtedness.

     Also in June 2002, we entered into a five-year interest rate cap with a notional amount of $150 million. Under this cap, we pay a fixed rate of interest equal to 0.24% and receive a variable rate of interest equal to the excess, if any, of the one-month LIBOR rate, adjusted monthly, over the cap rate of 7%. We use the interest rate cap to offset possible increases in interest payments under the interest rate swap caused by increases in market interest rates over a certain level and also as a cash flow hedge to effectively limit increases in interest payments under our variable-rate debt obligations.

     We believe that our cash from operations and anticipated growth, together with other available sources of liquidity, including borrowings available under our new credit facility, will be sufficient for the foreseeable future to fund anticipated capital expenditures and make required payments of principal and interest on our debt, including payments due on the notes and obligations under our new credit facility.

     Principal payments on long-term debt due within the next five years and thereafter are as follows (dollars in thousands):

2003........................................................    $    716
2004........................................................         756
2005........................................................         733
2006........................................................         698
2007........................................................     203,491
After 2007..................................................     191,756
                                                                --------
                                                                $398,150
                                                                ========

     At December 31, 2002, we were committed to making the following minimum rental payments under non-cancelable operating leases (dollars in thousands):

2003........................................................    $ 7,964
2004........................................................      7,285
2005........................................................      7,069
2006........................................................      4,472
2007........................................................      3,225
After 2007..................................................     18,460
                                                                -------
     Total minimum payments.................................    $48,475
                                                                =======

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

QUALITATIVE DISCLOSURES

     We use interest rate swaps to hedge the fair value of our debt obligations and interest rate caps as a cash flow hedge of our variable-rate debt and also to offset possible increases in variable-rate payments under our interest rate swap related to increases in market interest rates.

     We also have market risk relating to investments in stock and stock warrants that we obtained in connection with the 1998 sale of our pharmacy operations. In effect, these holdings can be considered contingent purchase price proceeds whose value, if any, may not be realized for several years. These stock and warrant holdings are subject to various trading and exercise limitations. We intend to hold them until we believe the market opportunity is appropriate to trade or exercise the holdings.

     We monitor the markets to adequately determine the appropriate market timing to sell or otherwise act with respect to our stock and warrant holdings in order to maximize their value. With the exception of the above holdings, we do not enter into derivative instruments for any purpose other than cash flow hedging purposes. That is, we do not speculate using derivative instruments and do not engage in trading activity of any kind.

QUANTITATIVE DISCLOSURES

     The table below presents principal, or notional, amounts and related weighted average interest rates by year of maturity for our debt obligations and interest rate swaps as of December 31, 2002 (dollars in thousands):

                                                                                 AFTER                    FAIR
                            2003      2004      2005      2006        2007        2007       TOTAL       VALUE
                            ----      ----      ----      ----        ----       -----       -----       -----
LONG-TERM DEBT:
Fixed Rate................  $716      $756      $733      $698      $203,491    $159,756    $366,150    $330,645
Average Interest Rate.....  7.51%     7.60%     7.62%     7.51%         9.32%       9.60%       9.42%
Variable Rate.............    --        --        --        --            --    $ 32,000    $ 32,000    $ 29,841
Average Interest Rate.....    --        --        --        --            --        1.65%       1.65%
INTEREST RATE SWAPS:
  (fixed to variable)
Notional Amount...........    --        --        --        --            --    $150,000    $150,000    $ (5,503)
Average Pay Rate
  (variable rate).........    --        --        --        --            --          --        6.23%
Average Receive Rate
  (fixed rate)............    --        --        --        --            --          --        9.35%
INTEREST RATE CAPS:
  Notional Amount.........    --        --        --        --            --    $150,000    $150,000    $    948

     The above table incorporates only those exposures that existed as of December 31, 2002 and does not consider those exposures or positions which could arise after that date or future interest rate movements. As a result, the information presented above has limited predictive value. Our ultimate results with respect to interest rate fluctuations will depend upon the exposures that occur, our hedging strategies at the time and interest rate movements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Extendicare Health Services, Inc.:

     We have audited the accompanying consolidated balance sheets of Extendicare Health Services, Inc. and subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholder's equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Extendicare Health Services, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 2 of the consolidated financial statements, the Company changed its method of accounting for goodwill effective January 1, 2002.

[KPMG LLP LOGO]

Milwaukee, Wisconsin
February 10, 2003

                       EXTENDICARE HEALTH SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                  2002        2001
                                                                  ----        ----
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $ 27,016    $    997
  Accounts receivable, less allowances of $9,309 and
     $14,577, respectively..................................     104,064     104,236
  Supplies, inventories and other current assets............       7,226       6,809
  Income taxes receivable...................................         518          --
  Deferred state income taxes...............................       5,810          --
  Due from shareholder and affiliates:
     Federal income taxes receivable........................      12,292       9,468
     Deferred federal income taxes..........................      29,647      11,474
     Other..................................................       4,493          --
                                                                --------    --------
     Total current assets...................................     191,066     132,984
Property and equipment (Notes 5 and 6)......................     453,119     477,830
Goodwill and other intangible assets (Note 7)...............      76,339      77,592
Other assets (Note 8).......................................     112,410     107,430
                                                                --------    --------
     Total Assets...........................................    $832,934    $795,836
                                                                ========    ========
            LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES:
  Bank indebtedness.........................................    $  2,656    $    590
  Current maturities of long-term debt (Note 9).............         716      12,099
  Accounts payable..........................................      20,850      23,172
  Accrued liabilities (Note 10).............................     100,879      82,736
  Current portion of accrual for self-insured liabilities
     (Note 11)..............................................      28,000          --
  Income taxes payable......................................          --       1,556
  Due to shareholder and affiliates.........................          --       8,686
                                                                --------    --------
     Total current liabilities..............................     153,101     128,839
Accrual for self-insured liabilities (Note 11)..............      27,089      70,341
Long-term debt (Note 9).....................................     397,434     373,248
Deferred state income taxes.................................       8,495          --
Other long-term liabilities (Note 12).......................      40,749      44,018
Due to shareholder and affiliates:
  Deferred federal income taxes.............................      43,381      19,904
  Other.....................................................       3,484       3,484
                                                                --------    --------
     Total liabilities......................................     673,733     639,834
                                                                ========    ========
SHAREHOLDER'S EQUITY:
  Common stock, $1 par value, 1,000 shares authorized, 947
     shares issued and outstanding..........................           1           1
  Additional paid-in capital................................     208,787     208,787
  Accumulated other comprehensive loss......................      (2,388)     (2,367)
  Accumulated deficit.......................................     (47,199)    (50,419)
                                                                --------    --------
     Total Shareholder's Equity.............................     159,201     156,002
                                                                --------    --------
     Total Liabilities and Shareholder's Equity.............    $832,934    $795,836
                                                                ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       EXTENDICARE HEALTH SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                 (IN THOUSANDS)

                                                                  2002        2001         2000
                                                                  ----        ----         ----
REVENUES:
  Nursing and assisted living centers (Note 13).............    $787,419    $766,952    $  904,847
  Outpatient therapy........................................      10,280       9,515         9,716
  Other.....................................................      17,352      17,640         8,506
                                                                --------    --------    ----------
                                                                 815,051     794,107       923,069
                                                                --------    --------    ----------
COSTS AND EXPENSES (INCOME):
  Operating.................................................     691,094     684,814       825,172
  General and administrative................................      32,947      32,387        46,507
  Lease costs...............................................      10,642      14,575        15,731
  Depreciation and amortization.............................      37,575      40,772        45,434
  Interest expense..........................................      33,654      37,857        46,541
  Interest income...........................................      (1,379)     (2,297)       (1,386)
  Loss (gain) on disposal of assets (Note 4)................      (3,961)      1,054         3,306
  Provision for closure and exit costs and other items (Note
     4).....................................................       5,293      23,192         3,357
  Loss on impairment of long-lived assets (Note 4)..........          --       1,685        20,753
                                                                --------    --------    ----------
                                                                 805,865     834,039     1,005,415
                                                                --------    --------    ----------
INCOME (LOSS) BEFORE INCOME TAXES...........................       9,186     (39,932)      (82,346)
  Income tax expense (benefit) (Note 18)....................       4,257     (12,482)      (27,667)
                                                                --------    --------    ----------
EARNINGS (LOSS) BEFORE EXTRAORDINARY ITEM...................       4,929     (27,450)      (54,679)
  Extraordinary loss on early retirement of debt (net of
     income taxes of $1,140, $30, and $257 respectively)
     (Note 9)...............................................      (1,709)        (45)         (442)
                                                                --------    --------    ----------
NET EARNINGS (LOSS).........................................    $  3,220    $(27,495)   $  (55,121)
                                                                ========    ========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                       EXTENDICARE HEALTH SERVICES, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                      ACCUMULATED       RETAINED
                                                                         OTHER          EARNINGS
                                     COMMON STOCK      ADDITIONAL    COMPREHENSIVE    (ACCUMULATED         TOTAL
                                   ----------------     PAID-IN         INCOME        SHAREHOLDER'S    SHAREHOLDER'S
                                   SHARES    AMOUNT     CAPITAL         (LOSS)          DEFICIT)          EQUITY
                                   ------    ------    ----------    -------------    -------------    -------------
BALANCES at DECEMBER 31,
  1999.........................     947       $ 1       $208,787        $(3,090)        $ 32,197         $237,895
  Comprehensive income (loss)
     (Note 19):
     Unrealized gain on
       investments, net of
       income taxes............      --        --             --          1,387               --            1,387
     Net loss..................      --        --             --             --          (55,121)         (55,121)
                                    ---       ---       --------        -------         --------         --------
  Total comprehensive income
     (loss)....................      --        --             --          1,387          (55,121)         (53,734)
                                    ---       ---       --------        -------         --------         --------
BALANCES at DECEMBER 31,
  2000.........................     947         1        208,787         (1,703)         (22,924)         184,161
  Comprehensive income (loss)
     (Note 19):
     Unrealized gain on
       investments, net of
       income taxes............      --        --             --            441               --              441
     Unrealized loss on cash
       flow hedges, net of
       income taxes............      --        --             --         (1,105)              --           (1,105)
     Net loss..................      --        --             --             --          (27,495)         (27,495)
                                    ---       ---       --------        -------         --------         --------
  Total comprehensive loss.....      --        --             --           (664)         (27,495)         (28,159)
                                    ---       ---       --------        -------         --------         --------
BALANCES at DECEMBER 31,
  2001.........................     947         1        208,787         (2,367)         (50,419)         156,002
  Comprehensive income (loss)
     (Note 19):
     Unrealized loss on
       investments, net of
       income taxes............      --        --             --           (995)              --             (995)
     Unrealized gain on cash
       flow hedges, net of
       income taxes............      --        --             --            974               --              974
     Net earnings..............      --        --             --             --            3,220            3,220
                                    ---       ---       --------        -------         --------         --------
  Total comprehensive income...      --        --             --            (21)           3,220            3,199
                                    ---       ---       --------        -------         --------         --------
BALANCES at DECEMBER 31,
  2002.........................     947       $ 1       $208,787        $(2,388)        $(47,199)        $159,201
                                    ===       ===       ========        =======         ========         ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       EXTENDICARE HEALTH SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                 (IN THOUSANDS)

                                                                  2002         2001        2000
                                                                  ----         ----        ----
OPERATING ACTIVITIES:
Net earnings (loss).........................................    $   3,220    $(27,495)   $(55,121)
Adjustments to reconcile net earnings (loss) to net cash
  provided by operating activities
  Depreciation and amortization.............................       37,575      40,772      45,434
  Amortization of deferred financing costs..................        1,722       2,083       2,452
  Provision for self-insured liabilities....................        5,250      29,177      46,248
  Payment for self-insured liability claims.................      (20,877)     (8,924)       (490)
  Provision for punitive damages............................           --          --       9,000
  Provision for uncollectible accounts receivable...........       10,937       8,945      17,945
  Recovery for settlements with third-party payors..........           --          --     (11,981)
  Loss (gain) on disposal of assets.........................       (3,961)      1,054       3,306
  Provision for closure and exit costs and other items......        5,293      12,228       3,357
  Loss on impairment of long-lived assets...................           --       1,685      20,753
  Deferred income taxes.....................................       12,491     (13,026)    (13,454)
  Extraordinary loss on early retirement of debt............        1,709          45         442
  Changes in assets and liabilities:
     Accounts receivable....................................      (12,884)     16,810      (2,362)
     Other assets...........................................        6,680         804      (9,702)
     Supplies, inventories and other current assets.........         (638)      2,531       2,321
     Accounts payable.......................................       (2,322)        962      (9,986)
     Accrued liabilities....................................       14,569     (13,843)    (16,368)
     Income taxes payable/receivable........................          (80)        212         169
     Current due to shareholder and affiliates..............      (21,221)     21,907         879
                                                                ---------    --------    --------
     Cash provided by operating activities..................       37,463      75,927      32,842
                                                                ---------    --------    --------
INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment..............       14,315       7,599       7,642
  Proceeds received from divestiture agreement..............           --          --      30,000
  Income taxes recovered on sale of Operations..............           --          --      29,000
  Payment for acquisition of previously-leased facilities
     (Note 5)...............................................      (17,930)         --          --
  Payments for purchases of property and equipment..........      (18,659)    (16,348)    (14,169)
  Changes in other non-current assets.......................        1,228      (1,307)     (1,945)
                                                                ---------    --------    --------
     Cash provided (used) by investing activities...........      (21,046)    (10,056)     50,528
                                                                ---------    --------    --------
FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt..................      171,122          --       3,048
  Payments of deferred financing costs......................       (7,090)         --          --
  Payments of long-term debt................................     (158,335)    (65,797)    (80,337)
  Other long-term liabilities...............................        1,839        (742)     (1,435)
  Proceeds from (repayments) of bank indebtedness...........        2,066          51      (5,357)
  Distribution of minority interests' earnings..............           --         (27)       (589)
                                                                ---------    --------    --------
     Cash provided (used) by financing activities...........        9,602     (66,515)    (84,670)
                                                                ---------    --------    --------
Increase (decrease) in cash and cash equivalents............       26,019        (644)     (1,300)
Cash and cash equivalents, beginning of year................          997       1,641       2,941
                                                                ---------    --------    --------
Cash and cash equivalents, end of year......................    $  27,016    $    997    $  1,641
                                                                =========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       EXTENDICARE HEALTH SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS

     Extendicare Health Services, Inc. and its subsidiaries (hereafter referred to as the "Company") operates, in one reporting segment, nursing and assisted living facilities, throughout the United States. The Company is an indirect wholly owned subsidiary of Extendicare Inc. ("Extendicare"), a Canadian publicly traded company.

     At December 31, 2002, the Company operated 156 nursing facilities with capacity for 16,357 beds and 41 assisted living facilities with 1,912 units. Through its nursing centers, the Company provides nursing, rehabilitative and other specialized medical services and, in the assisted living facilities, the Company provides varying levels of assistance with daily living activities to residents. The Company also provides consulting services to 38 nursing facilities (4,097 beds) and one assisted living facility (116 units).

     In addition, at December 31, 2002, the Company owned 10 nursing facilities (1,065 beds), which were leased to and operated by two unrelated nursing home providers, and retained an interest in (but did not operate) 11 nursing facilities (1,435 beds) and 4 assisted living facilities (135 units) under a Divestiture Agreement (see Note 4).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Principles of Consolidation

     The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management's most significant estimates include provision for bad debts, provision for Medicaid and Medicare revenue rate settlements, recoverability of long-lived assets, provision for general liability, facility closure accruals, workers' compensation accruals and self-insured health and dental claims. Actual results could differ from those estimates.

     The consolidated financial statements include those of the Company and its subsidiaries and partnerships the Company controls. All significant intercompany accounts and transactions with subsidiaries have been eliminated from the consolidated financial statements.

b) Cash Equivalents

     For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

c) Accounts Receivable

     Accounts receivable are recorded at the net realizable value expected to be received from federal and state assistance programs, other third-party payors or from individual patients. Receivables from government agencies represent the only concentrated group of accounts receivable for the Company.

     The Company had approximately 24%, 25% and 30% as of December 31, 2002, 2001 and 2000, respectively, in accounts receivable derived from services provided under various federal (Medicare) programs and 41%, 38% and 36% as of the same dates derived from services provided under various state (Medicaid) medical assistance programs. Management does not believe there are any credit risks associated with these government agencies other than possible funding delays. Accounts receivable other than from government agencies consist of receivables from various payors that are subject to differing economic conditions and do not represent any concentrated credit risks to the Company.

     The Company periodically evaluates the adequacy of its allowance for doubtful accounts by conducting a specific account review of amounts in excess of predefined target amounts and aging thresholds, which vary by payor type. Provisions are considered based upon the evaluation of the circumstances for each of these specific accounts. In addition, the Company has established a standard allowance requirement percentage which is based upon historical collection trends for each payor type, and its understanding of the nature and collectibility of these receivables. Accounts receivable that the Company specifically estimates to be uncollectible, based upon the above process, are fully reserved for in the allowance for doubtful accounts until they are written-off or collected.

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

     Maintenance and repairs are charged to expense as incurred. When property or equipment is retired or disposed, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss is included in the results of operations. Approximately $739,000, $1,118,000 and $395,000 of costs included in furniture and equipment associated with developing or obtaining internal-use software were capitalized during the years ended December 31, 2002, 2001 and 2000, respectively, and are being amortized over three years.

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

f) Goodwill and Other Intangible Assets

     Goodwill represents the cost of acquired net assets in excess of their fair market values. As of January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. As a result, the amortization of goodwill and intangible assets with an indefinite life ceased upon adoption of the Statement. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144. If an intangible asset is identified as having an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 (see paragraph (g) below for more information).

     Prior to January 2002, goodwill and other intangible assets were amortized using the straight-line method over a period of no more than forty years in connection with the acquisitions of long-term care facilities. As of January 1, 2002 the Company had unamortized goodwill in the amount of $72.1 million (cost of $83.3 million less accumulated amortization of $11.2 million) which were subject to the provisions of SFAS No. 142. Upon adoption of SFAS No. 142 and in December 2002, the Company reviewed goodwill for impairment and these tests indicated that no impairment existed. No assurance can be given that impairment will not exist in the future.

     The following table shows what net income would have been had SFAS No. 142 been applied in the comparable prior year periods:

                                                             2002       2001        2000
                                                             ----       ----        ----
                                                                    (IN THOUSANDS)
Net income (loss) as reported...........................    $3,220    $(27,495)   $(55,121)
Add back: goodwill amortization.........................        --       2,448       2,149
                                                            ------    --------    --------
Adjusted net income (loss)..............................    $3,220    $(25,047)   $(52,972)
                                                            ======    ========    ========

     Other intangible assets, consisting of the costs of acquiring leasehold rights are deferred and amortized over the term of the lease including renewal options.

g) Long-lived Assets

     The Company periodically assesses the recoverability of long-lived assets, including property and equipment, in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement requires that all long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying value of an asset to the undiscounted future cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its estimated undiscounted future cash flows, an impairment provision is recognized to the extent of the excess amount. Assets to be disposed of are reported at the lower of the carrying amount or the fair value of the asset, less all associated costs of disposition. In addition, SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Management considers such factors as current results, trends and future prospects, current market value, and other economic and regulatory factors, in performing these analyses.

h) Other Assets

     Assets held under Divestiture Agreement (see Note 8) are stated at cost less accumulated depreciation. Provisions for depreciation are computed as outlined above in Note 2(d).

     In the normal course of business, the Company has accounts receivable due from both the federal Medicare program and from various states under their respective Medicaid programs. Prior to January 1, 1999 and the implementation of Prospective Payment System ("PPS"), the Medicare program was a cost-based reimbursement program under which skilled nursing facilities received interim payments for each facility's respective reimbursable costs, which could be subject to adjustment based upon the submission of a year-end cost report and certain cost limits. The year-end cost report would be subject to audit by the Company's Fiscal Intermediary ("FI") and could lead to ongoing discussions with the FI regarding the treatment of various items related to prior years' cost reports. Normally items are resolved during the audit process and no provisions are required. For items involving differences of opinion between the Company and the FI regarding cost report methods, such items can be settled through a formal appeal process. Should this occur, a general provision for Medicare receivables may be provided for disagreements, which result in the provider filing an appeal with the Provider Reimbursement Review Board ("PRRB") of the Centers for Medicare and

Medicaid Services ("CMS"). Similarly, for states which operate under a retrospective reimbursement system under which interim payments are subject to audits, settlement accounts receivable or payable are determined by the Company. The Company periodically reviews the accounts receivable and the general provision for settlement of amounts in dispute, and adjusts its balances accordingly based upon known facts at the time. In addition, the Company estimates the portion of the Medicaid and Medicare accounts receivable that are collectible within the next 12 months and classifies this amount as a current asset.

     Notes receivables are stated at the face value of the note. The Company monitors the payment of interest due on the notes and, where provided within the terms of the notes, reviews the financial statements of the company owing the amount to assess the ultimate collectibility of the notes. Should circumstances arise that the collectibility of the note is doubtful, an allowance will be reflected against the note receivable.

     Direct loan origination costs are recorded as deferred financing costs and amortized over the life of the related debt using the effective interest method.

     Debt service and capital expenditure trust funds and other investment holdings, which are comprised of fixed interest securities, equity securities, and liquid money market investments, are considered to be available-for-sale and accordingly, are reported at fair value. Fair values are based on quoted market prices. Unrealized gains and losses, net of related tax effects, are reported within Accumulated Other Comprehensive Income (AOCI) as a separate component of shareholder's equity. A decline in the market value of any security below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security. The cost basis of the debt service trust funds approximates fair value. Realized gains and losses for securities classified as available-for-sale are included in the results of operations and are derived using the specific identification method for determining the cost of securities sold. Interest income is recognized when earned.

i) Revenue Recognition

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

j) Derivative Instruments and Hedging Activities

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

k) Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

l) Reclassifications

     Certain reclassifications have been made to the 2001 and 2000 consolidated financial statements to conform to the presentation for 2002.

3. NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. Under SFAS No. 143, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The liability is discounted and accretion expense is recognized using the credit-adjusted risk-free interest rate in effect when the liability was initially recognized. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002

     In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections." The most significant provision of SFAS No. 145 addresses the termination of extraordinary item treatment for gains and losses on early retirement of debt. The Company will be required to adopt the provisions of this standard beginning on January 1, 2003. The Company plans to adopt the provisions of this standard in the first quarter of 2003 and will be required to modify the presentation of its year 2002, 2001 and 2000 results by recording the loss on early retirement of debt in earnings before income taxes.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Exit and Disposal Activities." The provisions of SFAS No. 146 modify the accounting for the costs of exit and disposal activities by requiring that liabilities for these activities be recognized when the liability is incurred. Previous accounting literature permitted recognition of some exit and disposal liabilities at the date of commitment to an exit plan. The provisions of this statement will be effective for exit or disposal activities initiated after December 31, 2002.

4. LOSS ON DISPOSAL OF ASSETS, PROVISION FOR CLOSURE AND EXIT COSTS, AND IMPAIRMENT OF LONG-LIVED ASSETS

     In response to the implementation of Medicare Prospective Payment System
(PPS), increased litigation and insurance costs in certain states, and increased operational costs resulting from changes in legislation and regulatory scrutiny, over the past several years the Company has focused on the divestiture of under-performing nursing and assisted living facilities and the divestiture of non-core health care assets. As a result, the Company has recorded significant:

     - loss (gain) on the disposal of assets;

     - provisions for closure and exit costs; and

     - loss on the impairment of long-lived assets

     Below is a summary of the significant transactions which resulted in the above provisions, gains and losses.

     In May 2002, Tandem Health Care, Inc. ("Tandem") exercised its option to purchase seven leased properties in Florida from the Company for gross proceeds of $28.6 million, consisting of cash of $15.6 million and $13.0 million in 8.5% five-year notes (net proceeds of $25.5 million). Until this date, Tandem operated these facilities under a lease agreement with a purchase option. The carrying value of the seven facilities was $21.5 million. The Company applied $12.4 million of the proceeds to reduce bank debt and, as a result recorded a gain on the sale of the asset of $4.0 million, inclusive of the deferred $2.2 million from the April, 2001 sales transaction described below. The transaction also involved the conversion of $1.9 million in preferred shares received in the April 2001 transaction into $1.9 million 8.5% notes, due in April 2006. In addition, in May 2002, the Company recorded a provision for closure and exit costs relating to the divested Florida operations of $5.3 million relating to cost report settlement issues, and the settlement of claims with suppliers and employees.

     In 2001, the Company recorded a loss on disposal of assets of $1.0 million and a provision for closure and exit costs and other items of $23.2 million, as discussed below. In September 2001, the Company transferred all nursing facilities in Texas to Senior Health Properties-Texas, Inc. ("Senior Health-Texas") resulting in a pre-tax loss of $1.8 million. In addition, the Company recorded provisions totaling $2.0 million relating to the closure and/or sale of three nursing properties. The Company made additional provisions of $20.2 million relating to previously sold operations, of which $19.0 million relates to the nursing facilities in Florida. This $19.0 million consists of an $11.0 million provision related to Florida claims for years prior to 2001 based upon an actuarial review of resident liability costs and an $8.0 million provision for Florida closure and exit costs.

4. LOSS ON DISPOSAL OF ASSETS, PROVISION FOR CLOSURE AND EXIT COSTS, AND IMPAIRMENT OF LONG-LIVED ASSETS (CONTINUED)

The $11.0 million provision was the result of an increase in the estimate of the incurred but not yet reported claims and an increase in the frequency and severity of claims incurred by the Company.

     In September 2001, the Company transferred (via license transfer) the operations of all its Texas nursing facilities to Senior Health-Texas. The transaction involved 17 skilled nursing facilities, with a capacity of 1,421 residents, of which 13 facilities are subleased to Senior Health-Texas and the remainder leased to Senior Health-Texas on a five-year term from the Company. Senior Health-Texas will operate the subleased facilities for their remaining lease terms, one of which expired in October 2001, and the remainder expiring through February 2012. In November 2001, the landlord of the subleased nursing facility for which the lease term expired in October 2001 assumed operational responsibility for the facility and the Company provided consulting services to the landlord for a five month period. The annual rental income from Senior Health-Texas is approximately $3.8 million per annum, or $1.8 million in excess of the Company's current annual lease costs, and will escalate in alignment to the existing lease and in alignment with Medicaid rate increases for the owned facilities. Senior Health-Texas has the right to first refusal on the purchase of the four owned facilities.

     In April 2001, Tandem exercised its option to purchase two leased nursing properties in Florida for gross proceeds of $11.4 million. Proceeds consisted of cash of $7.0 million, a $2.5 million interest-bearing five-year note and $1.9 million in cumulative dividend preferred shares, redeemable after five years. The Company's carrying value of the two facilities was $9.2 million. Tandem continued to operate seven nursing facilities under a lease agreement with the Company, with an option to purchase these facilities at any time until May 2002. In accordance with Statement of Financial Accounting Standards No. 66 (SFAS No.
66), the Company deferred a potential gain on the sale of these assets of $2.2 million because a significant portion of the proceeds had not been received and the ultimate determination of the gain was dependent on Tandem exercising some or all of the remaining purchase options available to it. For these reasons, the Company did not record any gain or loss on the sale until May 2002 as described above. The Company applied $4.0 million of the net cash proceeds to further reduce its term bank debt.

     In 2000, the Company was successful in the disposition or lease of all of its operations in Florida consisting of 32 facilities (3,427 beds) through a series of transactions, two of which involved lease agreements with operators who have an option to purchase the properties, and one in which the Company retains an interest in the properties through the contingent consideration terms of the agreement. In addition, the Company sold two formerly closed facilities. In aggregate these five transactions, along with other asset sales, resulted in cash proceeds of $37.7 million, of which $33.1 million was applied to reduce debt. The sale of Florida facilities resulted in a pre-tax provision for closure and exit costs of $1.6 million. In addition, in states other than Florida, the Company recorded provisions for closure and exit costs of $1.7 million for the closure of two nursing and one assisted living facilities and $0.6 million for the disposition of other non-core assets. For 2000, the total loss from the disposal of assets was $3.3 million and the total provision for closure and exit costs and other items was $3.4 million.

     In December 2000, the Company leased nine Florida nursing facilities (1,033 beds) to Tandem for an 18-month term. In April 2001, Tandem exercised its right to acquire two of the facilities and in May 2002, Tandem exercised its option to purchase the remaining seven facilities.

     In December 2000, the Company leased six nursing facilities (585 beds) to Senior Health Properties-South, Inc. ("Senior Health-South") for a 60-month term. Under the terms of the transaction, Senior Health-South has an option to purchase the properties for $10.7 million. The Company will earn rental income based upon the net operating cash flow of the properties, which cannot exceed on average $2.0 million per annum and has entered into a specific services consulting agreement over the term of the lease with Senior Health-South. Under the terms of transaction, the Company has retained a commitment to fund any cash flow deficiencies for one of the six properties, which the Company anticipates would not exceed $300,000 per annum. All operations and assets, other than the land, building and equipment, were transferred to the lessees at the commencement of the leases at no cost to the lessees. Refer to Note 14.

4. LOSS ON DISPOSAL OF ASSETS, PROVISION FOR CLOSURE AND EXIT COSTS, AND IMPAIRMENT OF LONG-LIVED ASSETS (CONTINUED)

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

     In September 2000, the Company disposed of eleven Florida nursing facilities (1,435 beds) and four Florida assisted living facilities (135 units) to Greystone Tribeca Acquisition L.L.C. ("Greystone") for initial cash proceeds of $30.0 million and contingent consideration in the form of a series of interest bearing notes, which have an aggregate potential value of up to $30.0 million plus interest. The notes have a maximum term of three and one half years and may be retired at any time out of the proceeds from the sale or refinancing of the facilities by Greystone. During the term of the notes, the Company retains the right of first refusal and an option to repurchase the facilities in March 2004, which if not accepted, will trigger repayment of the balance of the notes. The option to repurchase, along with the significant portion of the sales price being contingent, results in the disposition being accounted for as a deferred sale in accordance with SFAS No. 66. There was no gain or loss recorded on the initial transaction, and the Company will continue to depreciate the fixed assets on its records, which as of December 31, 2002 had a net book value of $36.2 million and have been classified under "Other Assets" as "Assets held under Divestiture Agreement". The initial cash proceeds have been classified within "Other Long-term Liabilities" in the balance sheet as "Deposits held under Divestiture Agreement". Additional payments received, including interest, will increase the deposits net of carrying costs paid. The Company applied the net after tax proceeds from this transaction of $27.5 million to reduce debt.

     In July 2000, the Company sold one Florida nursing facility (119 beds) for $2.8 million. The sale resulted in a pre-tax gain of $940,000. The Company applied the net after tax proceeds from this transaction of $2.0 million to reduce debt.

     In May and June, 2000 the Company sold two previously closed nursing facilities for $2.0 million and $700,000 respectively resulting in pre-tax losses of $453,000 and $1.1 million, respectively. In June and October 2000, leases at two of the Company's nursing homes in Oregon (135 operational beds) expired and were not renewed. Certain equipment assets of these Oregon homes were sold for $168,000, resulting in no gain or loss. In February 2000, the Company sold seven outpatient therapy facilities resulting in a pre-tax loss of $71,000.

a) Loss (Gain) on the Sale of Assets

     The following summarizes the components of the loss (gain) on the sale of assets:

                                                2002                               2001                  2000
                                   -------------------------------    ------------------------------    ------
                                   PROCEEDS                           PROCEEDS
                                    NET OF                             NET OF
                                   SELLING     NET BOOK               SELLING     NET BOOK
                                    COSTS       VALUE      (GAIN)      COSTS       VALUE       LOSS      LOSS
                                   --------    --------    ------     --------    --------     ----      ----
                                                                 (IN THOUSANDS)
Loss (gain) from dispositions:
  Skilled nursing and assisted
     living facilities.........    $25,500     $21,539     $(3,961)   $11,296     $12,064     $  768    $3,306
  Other........................      1,815       1,815          --        394         680        286        --
                                   -------     -------     -------    -------     -------     ------    ------
                                   $27,315     $23,354     $(3,961)   $11,690     $12,744     $1,054    $3,306
                                   =======     =======     =======    =======     =======     ======    ======

4. LOSS ON DISPOSAL OF ASSETS, PROVISION FOR CLOSURE AND EXIT COSTS, AND IMPAIRMENT OF LONG-LIVED ASSETS (CONTINUED)

b) Provision for Closure and Exit Costs and Other items

     The provision for closure and exit costs and other items is summarized as follows:

                                                                2002      2001       2000
                                                                ----      ----       ----
                                                                     (IN THOUSANDS)
Provision for closure of the following facilities:
  Florida skilled nursing and assisted living..............    $5,293    $ 7,965    $1,100
  Texas skilled nursing....................................        --      1,200        --
  Pharmacy.................................................        --      1,200        --
  Other locations..........................................        --      1,863     2,257
                                                               ------    -------    ------
                                                                5,293     12,228     3,357
Provision for adverse development of general and
  professional liability costs.............................        --     10,964        --
                                                               ------    -------    ------
                                                               $5,293    $23,192    $3,357
                                                               ======    =======    ======

c) Impairment of Long-lived Assets

     The Company records impairment losses recognized for long-lived assets used in operations when indicators of impairment are present and the estimated undiscounted future cash flows do not appear to be sufficient to recover the assets' carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. In addition, once management has committed the organization to a plan for disposal, assets held for disposal are adjusted to the lower of the assets' carrying value and the fair value less costs to sell. Accordingly, management has estimated the future cash flows of each facility and reduced the carrying value to the estimated fair value less costs to sell, where appropriate.

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

     In December 2000 the Company made a formal decision to divest of all remaining operations in Florida and completed two transactions through which the Company leased all of its remaining operations. Both transactions resulted in providing two operators with a first right to purchase the properties within the lease term. The Company recorded a provision of $15.9 million for impairment of these remaining Florida properties including a provision of $1.1 million for costs related to the termination of its Florida operational staff. In addition, in December 2000, the Company determined that a $4.8 million adjustment was required for non-Florida properties, resulting in a total impairment provision for 2000 (including Florida) of $20.7 million applicable to goodwill, property and equipment, of which $2.0 million related to goodwill.

4. LOSS ON DISPOSAL OF ASSETS, PROVISION FOR CLOSURE AND EXIT COSTS, AND IMPAIRMENT OF LONG-LIVED ASSETS (CONTINUED)

(d) Reconciliation to cash flow statement

     The following reconciles the loss from asset impairment, disposals and other items to that reported in the cash flow statements. The provision for general and professional liability costs is removed as it is already reflected in the line item provision for self-insured liabilities as an item not involving cash.

                                                                  2002       2001       2000
                                                                  ----       ----       ----
                                                                        (IN THOUSANDS)
Reconciliation of loss:
  Loss (gain) on disposal of assets.........................    $ (3,961)   $ 1,054    $ 3,306
  Provision for closure and exit costs and other Items......       5,293     12,228      3,357
  Loss on impairment........................................          --      1,685     20,753
                                                                --------    -------    -------
Total per cash flow statement...............................       1,332     14,967     27,416
  Provision for general and professional liability costs....          --     10,964         --
                                                                --------    -------    -------
Total per statement of operations...........................    $  1,332    $25,931    $27,416
                                                                ========    =======    =======
Reconciliation of cash proceeds from dispositions:
  Proceeds, net of selling costs............................    $ 27,315    $11,296    $ 8,517
  Notes receivable..........................................     (13,000)    (1,793)      (875)
  Preferred shares..........................................          --     (1,904)        --
                                                                --------    -------    -------
  Proceeds from sale of assets in cash flow.................    $ 14,315    $ 7,599    $ 7,642
                                                                ========    =======    =======

5. ACQUISITION OF PREVIOUSLY-LEASED FACILITIES

     On October 1, 2002 the Company completed a transaction which exercised its right to acquire seven previously-leased nursing facilities in the states of Ohio and Indiana for $17.9 million. The purchase included cash of $7.4 million and a $10.5 million interest bearing 10-year note. Negotiation on the interest rate continues with the vendor who holds the note and, failing any agreement, will be settled through arbitration.

6. PROPERTY AND EQUIPMENT

     Property and equipment and related accumulated depreciation and amortization as of December 31 is as follows:

                                                                  2002        2001
                                                                  ----        ----
                                                                   (IN THOUSANDS)
Land and land improvements..................................    $ 38,539    $ 44,788
Buildings and improvements..................................     559,087     553,206
Furniture and equipment.....................................      63,200      78,226
Leasehold improvements......................................       7,487      12,229
                                                                --------    --------
                                                                 668,313     688,449
Less accumulated depreciation and amortization..............     215,194     210,619
                                                                --------    --------
Property and equipment......................................    $453,119    $477,830
                                                                ========    ========

     Included within property and equipment are properties leased to unrelated operators (refer to Note 14).

7. GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill and other intangible assets consisted of the following at December 31:

                                                                 2002       2001
                                                                 ----       ----
                                                                  (IN THOUSANDS)
Goodwill....................................................    $81,916    $83,353
Leasehold rights............................................     10,853     11,709
                                                                -------    -------
Total goodwill and intangible assets before accumulated
  amortization (Note 2(f))..................................     92,769     95,062
Less accumulated amortization...............................     16,430     17,470
                                                                -------    -------
Goodwill and other intangible assets, net...................    $76,339    $77,592
                                                                =======    =======

     Aggregate amortization expense for leasehold rights for the years ended December 31, 2002 and 2001 was $1.3 million and $1.3 million, respectively. Estimated amortization expense for the next five years is $1.1 million in 2003, $1.1 million in 2004, $1.1 million in 2005, $577,000 in 2006 and $194.000 in
2007.

8. OTHER ASSETS

     Other assets consisted of the following at December 31:

                                                                  2002        2001
                                                                  ----        ----
                                                                   (IN THOUSANDS)
Assets held under Divestiture Agreement (see Note 4)........    $ 36,227    $ 38,812
Non-current accounts receivable from Medicare and Medicaid
  programs, less allowance of $15,419 in 2002 and 2001 (see
  Note 13)..................................................      29,731      36,410
Deferred financing costs, net...............................      11,947       8,314
Notes receivable............................................      21,569       6,926
Indemnification escrow......................................       3,700       3,700
Common shares held for investment...........................       3,590       3,110
Warrants held for investment................................       1,027       2,820
Preferred shares held for investment........................          --       1,904
Security deposits...........................................       1,227       1,590
Debt service and capital expenditure trust funds............         899         943
Other.......................................................       2,493       2,901
                                                                --------    --------
                                                                $112,410    $107,430
                                                                ========    ========
Assets held under divestiture agreement:
  Land......................................................    $  3,083    $  3,083
  Building..................................................      55,527      55,527
  Furniture and equipment...................................       9,185       9,835
                                                                --------    --------
                                                                  67,795      68,445
                                                                --------    --------
Less accumulated depreciation and amortization..............      31,568      29,633
                                                                --------    --------
Assets held under divestiture agreement.....................    $ 36,227    $ 38,812
                                                                ========    ========

     For Medicare revenues earned prior to the implementation of PPS, and Medicaid programs with a retrospective reimbursement system, differences between revenues that the Company ultimately expects to be realized from these programs and amounts received are reflected as accounts receivable; or as accrued liabilities when payments have exceeded revenues that the Company ultimately expects to be realized. Accounts receivable from both Medicare and Medicaid state programs at December 31, 2002 totaled $46.3 million (2001 -- $48.2 million), of which $16.6 million (2001 -- $11.8 million) are expected to be substantially collected within one year.

     As of December 2002, the Company is pursuing settlement of a number of outstanding Medicaid and Medicare receivables. Due to the length of the settlement process, some of those receivables are not expected to be collected within one year and, as a result, are classified as long-term other assets. For one specific issue involving the allocation of overhead costs totaling $14.8 million, the first of three specific claim years was presented to the Provider Reimbursement Review Board ("PRRB") at a hearing on January 30, 2003. The hearing procedures were discontinued after the parties negotiated a methodology for resolution of the claim, and an administrative resolution has been signed by the Fiscal Intermediary ("FI") and the Company to settle the amount, which will be determined later in 2003. For another specific issue involving a staffing cost issue totaling $7.3 million, a settlement of the first year of seven specific claim years was settled prior to the PRRB hearing, and an agreement has been reached with the FI to continue to negotiate the remaining years in dispute. No adjustment to the amounts reflected as of December 31, 2002 is determinable at this time. Further negotiations on the remaining years under appeal are to occur during 2003. No adjustment to the receivable amount can be determined until negotiations are concluded on a majority of the remaining claim years under appeal.

     Accumulated amortization of deferred financing costs as of December 31, 2002 and 2001 was $4.5 million and $8.8 million, respectively.

9. LINE OF CREDIT AND LONG-TERM DEBT

     Long-term debt consisted of the following at December 31:

                                                                  2002        2001
                                                                  ----        ----
                                                                   (IN THOUSANDS)
Senior Subordinated Notes...................................    $200,000    $200,000
Senior Notes................................................     149,641          --
Tranche A Term Loan.........................................          --      12,681
Tranche B Term Loan.........................................          --      60,730
Revolving Credit Facility at variable interest rates........          --      63,000
Industrial Development Bonds, variable interest rates
  ranging from 1.30% to 6.25%, maturing through 2014,
  secured by certain facilities.............................      33,355      37,467
Promissory notes payable, interest rates ranging from 3.0%
  To 10.5%, maturing through 2012...........................      11,356       4,950
Mortgages, interest rates ranging from 7.25% to 13.61%
  maturing through 2007.....................................       3,753       6,458
Other, primarily capital lease obligations..................          45          61
                                                                --------    --------
Long-term debt before current maturities....................     398,150     385,347
Less current maturities.....................................         716      12,099
                                                                --------    --------
       Total long-term debt.................................    $397,434    $373,248
                                                                ========    ========

     On June 28, 2002, the Company completed a private placement of $150 million of its 9.5% Senior Notes due July 1, 2010 (the "Senior Notes") which were issued at a discount of 0.25% of par to yield 9.54%. In January 2003, the Company completed its offer to exchange new 9.5% Senior Notes due 2010 that have been registered under the Securities Act of 1933 for the Notes issued in June 2002. The terms of the new Senior Notes are identical to the terms of the Senior Notes issued in June 2002 and are guaranteed by all existing and future active subsidiaries of the Company.

     The Company used the proceeds of $149.6 million from the Senior Notes to pay related fees and expenses of $8.3 million, to retire $124.5 million of indebtedness outstanding under its previous credit facility and Term Loans, to refinance $6.3 million of other debt, and for general corporate purposes. The retirement of the previous credit facility resulted in an extraordinary loss on early retirement of debt (net of income taxes) of $1.7 million. Also on June 28, 2002, the Company entered into an interest rate swap agreement and an interest rate cap agreement. See Note 15 for the terms of the swap and cap agreements.

     Concurrent with the sale of the Senior Notes, the Company established a new five-year $105 million senior secured revolving credit facility (the "Credit Facility") that is used to back letters of credit and for general corporate purposes. Borrowings under the Credit Facility bear interest, at the Company's option, at the Eurodollar rate or the prime rate, plus applicable margins, depending upon the Company's leverage ratio. As of December 31, 2002 the Company had no borrowings from the Revolving Credit Facility. The unused portion of the Revolving Credit Facility, that is available for working capital and corporate purposes, after reduction for outstanding letters of credit of $38.8 million, was $66.2 million as of December 31, 2002.

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

                            YEAR                                PERCENTAGE
                            ----                                ----------
2006........................................................     104.750%
2007........................................................     102.375%
2008 and thereafter.........................................     100.000%

     The Company is in compliance with the financial covenants as of December 31, 2002.

     The Company has no independent assets or operations, the guarantees of the Senior Notes are full and unconditional, and joint and several, and any of the Company's subsidiaries that do not guarantee the Senior Notes are minor.

     On December 2, 1997, the Company issued $200 million of 9.35% Senior Subordinated Notes due 2007 (the "Senior Subordinated Notes"). The Senior Subordinated Notes are unsecured senior subordinated obligations of the Company subordinated in right of payment to all existing and future senior indebtedness of the Company, which includes all borrowings under the Credit Facility as well as all indebtedness not refinanced by the Credit Facility. At December 31, 2002, Extendicare Inc. held $27.9 million of the Senior Subordinated Notes.

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

     The Revolving Credit Facility, the Tranche A Term Loan and the Tranche B Term Loan ("previous credit facility") bore interest at the Company's option at rates equal to the prime rate or LIBOR, plus applicable margins, depending upon the Company's leverage ratios. Applicable margins under the Revolving Credit Facility and Tranche A Term Loan were 1.50% for prime rate loans and 2.25% for LIBOR based borrowings. The applicable margin under the Tranche B Term Loan was 2.25% for prime rate borrowings and 3.00% for LIBOR based borrowings. The average interest rates outstanding for the Revolving Credit Facility, Tranche A Term Loan and Tranche B Term Loan at December 31, 2001 were 4.41%, 5.16%, and 4.19%, respectively. The Company paid a commitment fee on the unused portion of the Credit Facility at an annual rate of 0.50%.

     Principal payments on long-term debt due within the next five years and thereafter are as follows (dollars in thousands):

2003........................................................    $    716
2004........................................................         756
2005........................................................         733
2006........................................................         698
2007........................................................     203,491
After 2007..................................................     191,756
                                                                --------
                                                                $398,150
                                                                ========

     Interest paid in 2002, 2001 and 2000 was $26.2 million, $35.5 million and $47.2 million, respectively.

10. ACCRUED LIABILITIES

     Accrued liabilities consisted of the following at December 31:

                                                                  2002       2001
                                                                  ----       ----
                                                                  (IN THOUSANDS)
Salaries and wages, fringe benefits and payroll taxes.......    $ 40,660    $35,682
Workers' compensation.......................................      13,425     10,677
Other claims................................................      12,401      7,535
Reserves for divested operations and facility closures......       9,718      8,002
Interest and financing......................................       8,601      2,700
Real estate, utilities and other taxes......................       6,991      6,653
Medicaid accrued liabilities................................       5,345      8,046
Other operating expense.....................................       3,738      3,441
                                                                --------    -------
                                                                $100,879    $82,736
                                                                ========    =======

     Below is a summary of activity of the accrued liabilities balance relating to divested operations and facility closures:

                                                      RESIDENT
                                      EMPLOYEE      LIABILITY AND     RENT         OTHER
                                     TERMINATION    OTHER CLAIMS     EXPENSE    EXPENSES(1)     TOTAL
                                     -----------    -------------    -------    -----------     -----
                                                              (IN THOUSANDS)
Balance December 31, 1999........      $   352         $    --        $ 190       $ 2,999      $ 3,541
  Cash Payments..................       (1,017)             --         (218)       (2,149)      (3,384)
  Provisions.....................          697              --          726         1,934        3,357
                                       -------         -------        -----       -------      -------
Balance December 31, 2000........           32              --          698         2,784        3,514
  Cash Payments..................       (1,377)         (1,113)        (234)       (5,016)      (7,740)
  Provisions.....................        1,399           3,163         (464)        8,130       12,228
                                       -------         -------        -----       -------      -------
Balance December 31, 2001........           54           2,050           --         5,898        8,002
                                       -------         -------        -----       -------      -------
  Cash Payments..................           --          (1,231)          --        (3,460)      (4,691)
  Provisions(2)..................           --             295           --         6,112        6,407
                                       -------         -------        -----       -------      -------
Balance December 31, 2002........      $    54         $ 1,114        $  --       $ 8,550      $ 9,718
                                       =======         =======        =====       =======      =======

---------------
(1) The liability for other expenses consists of amounts reserved for cost report and other settlements with the states of Florida and Texas and other Medicare fiscal intermediaries, collection of receivables, and settlement of claims with suppliers and employees.

(2) The provision of $6,407 for 2002 includes the provision for closure and exit costs of $5,293, selling expenses of $1,200 relating to the sale of assets to Tandem less other items of $86.

11. ACCRUAL FOR SELF-INSURED LIABILITIES

     The Company insures certain risks with affiliated insurance subsidiaries of Extendicare, and certain third-party insurers. The insurance policies cover comprehensive general and professional liability, workers' compensation and employer's liability insurance in amounts and with such coverage and deductibles as the Company deems appropriate, based on the nature and risks of its business, historical experiences, availability and industry standards. The Company also self-insures for health and dental claims, in certain states for workers' compensation and employer's liability. As a result of limited availability from third party insurers or availability at an excessive cost or deductible, since January 2000, we self-insure for comprehensive general and professional liability (including our malpractice exposure arising from duties performed on our behalf by our professional staff, assistants and other staff) up to a certain amount per incident. Self-insured liabilities with respect to general and professional liability claims are included within the Accrual for Self-insured Liabilities. The Company's accrual for self-insured health and dental claims, and workers' compensation are included in accrued liabilities (see Note 10).

     Management regularly evaluates the appropriateness of the carrying value of the self-insured liability through an independent actuarial review. General and professional liability claims are the most volatile and significant of the risks for which the Company self-insures. Management's estimate of the accrual for general and professional liability costs is significantly influenced by assumptions, which are limited by the uncertainty of predicting future events, and assessments regarding expectations of several factors. Such factors include, but are not limited to: the frequency and severity of claims, which can differ materially by jurisdiction; coverage limits of third-party reinsurance; the effectiveness of the claims management process; and the outcome of litigation. In addition, the Company estimates the amount of general and professional liability claims it will pay in the subsequent year and classifies this amount as a current liability. Prior to 2002, the Company was unable to estimate a current liability amount due to the lack of historical experience with the self-insurance program.

     In 2000, the Company experienced adverse claims development resulting in an increase in the accrual for self-insured liabilities. Consequently, as of January 1, 2000 the Company's per claim retained risk increased significantly for general and professional liability coverage mainly due to the level of risk associated with Florida and Texas operations. As of January 1, 2001, the Company no longer operated nursing and assisted living facilities in Florida and as of October 1, 2001 ceased nursing operations in Texas, thereby reducing the level of exposure to future litigation in these litigious states. However, as a result of an increase in the frequency and severity of claims the Company recorded an additional $11.0 million provision (refer to Note 4) to increase its accrual for resident care liability in the third quarter of 2001. This additional accrual was based upon an independent actuarial review and was largely attributable to potential claims for incidents in Florida and Texas prior to the Company's cessation of operations in those states. Changes in the Company's level of retained risk, and other significant assumptions that underlie management's estimates of self-insured liabilities, could have a material effect on the future carrying value of the self-insured liabilities as well as the Company's operating results and liquidity.

     Following is a summary of activity in the accrual for self-insured liabilities:

                                                                  2002       2001
                                                                  ----       ----
                                                                  (IN THOUSANDS)
Balances at beginning of year...............................    $ 70,341    $50,088
Cash payments...............................................     (20,877)    (8,924)
Provisions..................................................       5,250     29,177
Reclassification from accrued liability relating to divested
  operations................................................         375         --
                                                                --------    -------
Balances at end of year.....................................    $ 55,089    $70,341
                                                                ========    =======
Current portion.............................................    $ 28,000    $    --
Long-term portion...........................................      27,089     70,341
                                                                --------    -------
Balances at end of year.....................................    $ 55,089    $70,341
                                                                ========    =======

12. OTHER LONG-TERM LIABILITIES

     Other long-term liabilities consisted of the following at December 31:

                                                                 2002       2001
                                                                 ----       ----
                                                                  (IN THOUSANDS)
Deposits held under Divestiture Agreement (see Note 4)......    $30,000    $30,000
Deferred compensation.......................................      5,787      5,487
Indemnification escrow relating to sold facilities..........      3,700      3,700
Other.......................................................      1,262      4,831
                                                                -------    -------
Total other long-term liabilities...........................    $40,749    $44,018
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

     The Company maintains an unfunded deferred compensation plan offered to all corporate employees defined as highly compensated by the Internal Revenue Service Code in which participants may defer up to 10% of their base salary. The Company will match up to 50% of the amount deferred. The Company also maintains non-qualified deferred compensation plans covering certain executive employees. Expense incurred for Company contributions under such plans were $361,000, $278,000 and $91,000 in 2002, 2001 and 2000, respectively.

     The Company maintains defined contribution retirement 401(k) savings plans, which are made available to substantially all of the Company's employees. The Company pays a matching contribution of 17% to 25% of every qualifying dollar contributed by plan participants, net of any forfeitures. Expenses incurred by the Company related to the 401(k) savings plans were $1.3 million, $1.3 million and $1.4 million in 2002, 2001 and 2000, respectively. The Company also maintains a money purchase plan for three facilities in which the Company pays amounts based upon the plan participants worked hours and an agreed fixed hourly rate. Expenses incurred by the Company related to the money purchase plan were $96,000, $54,000 and $65,000 in 2002, 2001 and 2000, respectively.

13. REVENUES

     The Company derived approximately 26%, 24% and 24% of its revenues from services provided under various federal (Medicare) and approximately 50%, 51% and 51% of its revenues from services provided under various state (Medicaid) medical assistance programs in 2002, 2001 and 2000, respectively. The Medicare program and most state Medicaid programs pay each participating facility on a prospectively-set per diem rate for each resident, which is based on the resident's acuity. Most Medicaid programs fund participating facilities using a case-mix system, paying prospectively set rates. Prior to 1999, the Medicare program was a cost-based reimbursement program.

a) Balanced Budget Act and the Prospective Payment System

     The Balanced Budget Act ("BBA"), signed into law in August 1997, made numerous changes to the Medicare and Medicaid programs. With respect to the Medicare program, the BBA established a Prospective Payment System ("PPS") for skilled nursing facility funding certified under the Medicare program. The PPS establishes a federal per diem rate for virtually all covered services and the provisions of the BBA provided that for skilled nursing facilities in operation prior to 1996, the federal per diem rate would be phased in over a four-year period. In November 1999, the Balanced Budget Relief Act ("BBRA") was passed to allow each skilled nursing facility to apply to adopt the full federal rate effective January 1, 2000 or to continue to phase in to the federal rate over the next three years. An evaluation was completed by the management of the Company, to determine the skilled nursing facilities that would benefit from adoption of the full federal rate, and where appropriate the Company applied and later received approval to have these facilities placed on the full federal rate. Effective January 2002, all skilled nursing facilities are reimbursed at the full federal rate.

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

     The funding enhancements implemented by the BBRA and BIPA fall into two categories. The first category is "Legislative Add-ons" which included a 16.66% add-on to the nursing component of the RUGs rate and a 4% base adjustment. The second category is "RUGs Refinements" which involved an initial 20% add-on for 15 RUGs categories identified as having high intensity, non-therapy ancillary services (later redistributed the 20% add-ons from three RUGs categories to 14 Rehab categories at 6.7%).

     The Legislative Add-ons expired on September 30, 2002 and the Company's Medicare funding has been reduced. Based on the Medicare case mix and census over the nine months ended September 30, 2002 the Company estimates that it received an average rate of $31.22 per resident day relating to the Legislative Add-ons. Offsetting this, on October 1, 2002 long-term care providers received a 2.6% market basket increase in Medicare rates. The impact of these two items in the fourth quarter of 2002 was a net decline in our average rate of $23.64 per patient day, which based upon the Medicare case mix and patient days for the year ended December 31, 2002, amounts to lower annualized revenues of approximately $14.7 million going forward.

     With respect to the RUGs Refinements, on April 23, 2002 CMS announced it would delay the refinement of the RUGs categories thereby extending the related funding enhancements for at least one additional year to September 30, 2003. Further to this, in the budget report released in February, 2003 President Bush proposed additional funding to extend the RUGs Refinements to September 30, 2004 and though the President's budget has not been passed, CMS has agreed verbally with the extension of the RUGs refinements to September 30, 2004. Based upon the Medicare case mix and census for the year ended December 31, 2002, the Company has estimated that it received an average $24.40 per resident day, which on an annualized basis amounts to $15.1 million related to the RUGs Refinements. A decision to discontinue all or part of the enhancement could have a significant negative impact on the Company.

c) Provision (Recovery) for Outstanding Medicare Receivable

     In the normal course of business, the Company has ongoing discussions with its FI regarding the treatment of various items related to prior years' cost reports. Normally items are resolved during the audit process and no provisions are required. For items involving differences of opinion between the Company and the FI regarding cost report methods, such items can be settled through a formal appeal process. Should this occur, a general provision for Medicare receivables may be provided for disagreements, which result in the provider filing an appeal with the PRRB of the CMS.

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

14. LEASE COMMITMENTS

     As a lessee, the Company, at December 31, 2002, was committed under non-cancelable operating leases requiring future minimum rentals as follows (dollars in thousands):

2003........................................................    $ 7,964
2004........................................................      7,285
2005........................................................      7,069
2006........................................................      4,472
2007........................................................      3,225
After 2007..................................................     18,460
                                                                -------
Total minimum payments......................................    $48,475
                                                                =======

     Operating lease costs were $10.6 million, $14.6 million and $18.0 million in 2002, 2001 and 2000, respectively. These leases expire on various dates extending to the year 2013 and in many cases contain renewal options.

     As a lessor, at December 31, 2002, the Company leases 10 nursing properties (1,065 beds) to two unrelated operators in Florida and in Texas under the terms outlined in Note 4. The leases are accounted for as operating leases and both operators have an option to purchase the facilities during the term. The lease of six nursing properties to Senior Health-South expires in December 2005, and the Company earns rental income (based upon the net operating cash flow of the properties) which on average cannot exceed

$2.0 million per annum. Rental income earned during 2002 totaled $523,000 under this lease. Senior Health-Texas leases four nursing properties for a term which expires in October 2006, and subleases another 12 properties until February 2012, all in Texas. The annual rental income during 2002 totaled $3.8 million or $1.8 million in excess of the Company's annual lease cost. The cost and accumulated depreciation of facilities under operating lease arrangements included in Property and Equipment (refer to Note 6) as of December 31, 2002 are as follows (dollars in thousands):

Land and land improvements..................................    $ 2,147
Buildings and improvements..................................     32,748
Furniture and equipment.....................................      8,062
                                                                -------
                                                                 42,957
Less accumulated depreciation and amortization..............     25,987
                                                                -------
Property and equipment......................................    $16,970
                                                                =======

15. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

OBJECTIVES AND STRATEGIES PRIOR TO ISSUANCE OF SENIOR NOTES

     Prior to the issuance of the Senior Notes in June 2002, the Company had variable-rate long-term debt of approximately $124.5 million, which it used to finance its operations. These debt obligations exposed the Company to variability in interest payments due to changes in interest rates. The Company hedged a portion of its variable-rate debt through interest rate swaps designated as cash-flow hedges with a notional amount of $25 million maturing in February 2003 under which the Company received variable interest rate payments and made fixed-rate interest payments. When the Company issued the fixed-rate Senior Notes, the proceeds were used to payoff the variable-rate debt which was being hedged by the interest rate swaps. These interest rate swaps were terminated by the Company in June 2002 with a cash payment of $635,000 and charged to extraordinary loss.

OBJECTIVES AND STRATEGIES AFTER ISSUANCE OF SENIOR NOTES

     After the issuance of the Senior Notes, all but $32 million of the Company's outstanding debt obligations have fixed interest rates. The market value of these fixed-rate debt obligations vary based on changes in interest rates.

     Management believes that it is prudent to limit the variability of the market value of its fixed-rate debt obligations. To meet this objective, the Company entered into an interest rate swap in June 2002. This swap effectively changes the fixed-rate cash flows on fixed-rate long-term debt to variable-rate cash flows. Under the interest rate swap, the Company pays variable interest rate payments and receives fixed interest rate payments. In addition, the Company uses an interest rate cap to offset possible increases in interest payments under the interest rate swap caused by increases in market interest rates over a certain level and also as a cash flow hedge to effectively limit increases in interest payments under its variable-rate debt obligations.

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

QUANTITATIVE DISCLOSURES

     In June 2002, the Company entered into an interest rate swap (used to hedge the fair value of fixed-rate debt obligations) with a notional amount of $150 million maturing in December 2007. Under this swap, the Company pays a variable rate of interest equal to the one-month London Interbank Borrowing rate ("LIBOR") (1.42% as of December 31, 2002), adjustable monthly, plus a spread of 4.805% and receives a fixed rate of 9.35%. This swap is designated as a fair value hedge and changes in the market value of the swap had no impact on the income statement during 2002.

     Also in June 2002, the Company entered into an interest rate cap with a notional amount of $150 million maturing in December 2007. Under this cap, the Company pays a fixed rate of interest equal to 0.24% and receives a variable rate of interest equal to the excess, if any, of the one-month LIBOR rate, adjusted monthly, over the cap rate of 7%. A portion of the interest rate cap with a notional amount of $32 million is designated as a hedging instrument (cash-flow hedge) to effectively limit possible increases in interest payments under variable-rate debt obligations. The remainder of the interest rate cap with a notional amount of $118 million is used to offset increases in variable-rate interest payments under the interest rate swap to the extent one-month LIBOR exceeds 7%. This portion of the interest rate cap is not designated as a hedging instrument under SFAS 133.

     Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair-value hedge, along with the loss or gain on the hedged asset or liability of the hedged item that is attributable to the hedged risk, are recorded in earnings. Changes in the fair value of cash flow hedges are reported as Accumulated Other Comprehensive Income ("AOCI") as a component of Shareholder's Equity. Changes in the fair value of the portion of the interest rate cap not designated as a hedging instrument is reported in earnings. As of December 31, 2002, the fair value of the interest rate swap designated as a fair value hedge is an asset of $5.5 million and is offset by a liability of $5.5 million relating to the change in market value of the hedged item (long-term debt obligations). The fair value of the cash-flow hedges is a liability recorded in other long-term liabilities of $0.2 million as of December 31, 2002 and the gain credited to AOCI (net of income tax effect) for 2002 was $1.0 million. The fair value of the portion of the interest rate cap not designated as a hedging instrument is a liability recorded in other long-term liabilities as of December 31, 2002 of $0.7 million. During 2003, none of the gains or losses in AOCI (net of income tax effect) related to the interest rate cap are expected to be reclassified into interest expense as a yield adjustment of the hedged debt obligation.

16. COMMITMENTS AND CONTINGENCIES

CAPITAL EXPENDITURES

     The Company as of December 31, 2002 had capital expenditure purchase commitments outstanding of approximately $5.4 million.

INSURANCE AND SELF-INSURED LIABILITIES

     As discussed in Note 11, the Company insures certain risks with affiliated insurance subsidiaries of Extendicare and third party insurers. The insurance policies cover comprehensive general and professional liability (including malpractice insurance) for the Company's health providers, assistants and other staff as it relates to their respective duties performed on the Company's behalf, property coverage, workers' compensation and employers' liability in amounts and with such coverage and deductibles as determined by the Company, based on the nature and risk of its businesses, historical experiences, availability and industry standards. The Company also self insures for health and dental claims, in certain states for workers' compensation and employers' liability and for general and professional liability claims. Self-insured liabilities with respect to general and professional liability claims are included within the accrual for self-insured liabilities.

LITIGATION

     The Company and its subsidiaries are defendants in actions brought against them from time to time in connection with their operations. While it is not possible to estimate the final outcome of the various proceedings at this time, such actions generally are resolved within amounts provided. Refer to Note 11 which describes the nature and accrual for litigation settlements.

     The U.S. Department of Justice and other federal agencies are increasing resources dedicated to regulatory investigations and compliance audits of healthcare providers. The Company is diligent to address these regulatory efforts.

OMNICARE PREFERRED PROVIDER AGREEMENT

     In 1998, the Company disposed of its pharmacy operations to Omnicare, Inc. In addition, the Company entered into a Preferred Provider Agreement, the terms of which enabled Omnicare to execute Pharmacy Service Agreements and Consulting Service Agreements with all of the Company's skilled nursing facilities. Under the terms of the agreement, the Company secured "per diem" pricing arrangements for pharmacy supplies for the first four years of the Agreement, which period expired December 2002. The Preferred Provider Agreement contains a number of provisions which involve sophisticated calculations to determine the "per diem" pricing during this first four-year period. Under the "per diem" pricing arrangement, pharmacy costs fluctuate based upon occupancy levels in the facilities. The "per diem" rates were established assuming a declining "per diem" value over the initial four years of the contract to coincide with the phase-in of the Medicare PPS rates. Omnicare has subsequently asserted that "per diem" rates for managed care and Medicare beneficiaries are subject to an upward adjustment based upon a comparison of per diem rates to pricing models based on Medicaid rates.

     In 2001, the Company and Omnicare brought a matter to arbitration, involving a "per diem" pricing rate billed for managed care residents. This matter was subsequently settled and amounts reflected in the financial results. The parties are currently negotiating the pricing of drugs for Medicare residents and should this matter not be settled, the matter will be taken to arbitration. Provisions for settlement of this claim is included within the financial statements.

     In 2002, in connection with its agreements to provide pharmacy services to the Company, Omnicare, Inc. has requested arbitration for an alleged lost profits claim related to the Company's disposition of assets, primarily in Florida. Damage amounts, if any, cannot be reasonably estimated based on information available at this time. An arbitration hearing has not yet been scheduled. The Company believes it has interpreted correctly and has complied with the terms of the Preferred Provider Agreement; however, there can be no assurance that other claims will not be made with respect to the agreement.

17. TRANSACTIONS WITH SHAREHOLDER AND AFFILIATES

     The following is a summary of the Company's transactions with Extendicare and its affiliates in 2002, 2001 and 2000:

INSURANCE

     The Company insures certain risks with affiliated insurance subsidiaries of Extendicare. The cost of general and professional liability premiums was the most significant insurance expense charged to the Company by the affiliates. The consolidated statements of operations for 2002, 2001 and 2000 include intercompany insurance premium expenses of $9.9 million, $5.7 million and $20.7 million, respectively. These figures are net of favorable actuarial adjustments for prior years under its retroactively-rated workers' compensation coverage in the amounts of $0.9 million and $1.3 million in 2001 and 2000, respectively. The Company's departure from the State of Florida and the State of Texas reduced general and professional liability coverage expenditures in 2002 and 2001 compared to 2000.

COMPUTER SERVICES

     In January 2001, the Company established an agreement for computer hardware and software support services with an affiliated subsidiary of Extendicare. The annual cost of services was $6.8 million and $6.5 million for 2002 and 2001, respectively.

LEASES

     In 1999, the Company entered into a capital lease relating to computer equipment with an affiliated subsidiary of Extendicare. In the first quarter of 2000, the Company exercised its option to purchase the equipment for $1.3 million. The consolidated statement of operations includes interest expense of $319,000 related to this lease for 2000.

DUE TO SHAREHOLDERS AND AFFILIATES

     Transactions affecting these accounts were general and professional liability insurance charges, accrued liability claims from an affiliate and working capital advances to an affiliate in 2002, 2001 and 2000, and charges (payments) from (to) shareholder and affiliates for income taxes in each of the three years.

     At December 31, 2002, 2001 and 2000 the Company had a $3.5 million non-interest bearing payable with no specific due date to a subsidiary company of Extendicare.

CAPITAL AND OTHER TRANSACTIONS

     During 2001 and 2000, Extendicare and/or one of its wholly owned subsidiaries acquired $19.0 million and $8.9 million, respectively of the Company's Senior Subordinated Notes. As of December 31, 2002, Extendicare held $27.9 million (14.0%) of the outstanding Senior Subordinated Notes.

18. INCOME TAXES

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

     Total income taxes for the years ended December 31, 2002, 2001 and 2000 were allocated as follows:

                                                            2002        2001        2000
                                                            ----        ----        ----
                                                                   (IN THOUSANDS)
Income tax expense (benefit)...........................    $ 4,257    $(12,482)   $(27,667)
Extraordinary item.....................................     (1,140)        (30)       (257)
Shareholder's equity for unrealized gain or (loss) on
  investments..........................................       (663)        295         925
Shareholder's equity for unrealized gain (loss) on cash
  flow hedges..........................................        525        (596)         --
                                                           -------    --------    --------
                                                           $ 2,979    $(12,813)   $(26,999)
                                                           =======    ========    ========

     The income tax expense (benefit) on income (loss) before income taxes and extraordinary item consists of the following for the year ended December 31:

                                                            2002        2001        2000
                                                            ----        ----        ----
                                                                   (IN THOUSANDS)
Federal:
  Current..............................................    $(8,690)   $     --    $(14,507)
  Deferred.............................................     11,722     (13,193)    (12,184)
                                                           -------    --------    --------
Total Federal..........................................      3,032     (13,193)    (26,691)
State:
  Current..............................................        456         544         294
  Deferred.............................................        769         167      (1,270)
                                                           -------    --------    --------
Total State............................................      1,225         711        (976)
                                                           -------    --------    --------
Total income tax expense (benefit).....................    $ 4,257    $(12,482)   $(27,667)
                                                           =======    ========    ========

     During 2002, the Company reported a reclassification of $5.9 million from deferred to current income tax benefit, reflecting a new federal tax law enacted in March 2002 retroactive to 2001, which extended the net operating loss carryback period to five years from two years.

     The differences between the effective tax rates on earnings before provision for income taxes and extraordinary items, and the United States federal income tax rate are as follows:

                                                                2002      2001      2000
                                                                ----      ----      ----
Statutory federal income tax rate...........................    35.0%     35.0%     35.0%
Increase (reduction) in tax rate resulting from:
  State income taxes, net of Federal income tax benefit.....     8.6       0.8       0.8
  Goodwill..................................................      --      (2.0)     (0.8)
  Other permanent items.....................................     4.4      (0.9)     (0.7)
  Increase in valuation allowance...........................      --      (3.1)       --
  Work opportunity credit...................................    (5.4)      1.4       0.6
  Other, net................................................     3.7        --      (1.3)
                                                                ----      ----      ----
Effective tax rate..........................................    46.3%     31.2%     33.6%
                                                                ====      ====      ====

     The Company received payments of $0.7 million, $22.5 million and $47.3 million for federal income taxes from its U.S. parent in 2002, 2001 and 2000, respectively.

     The components of the net state deferred tax assets and liabilities as of December 31 are as follows:

                                                                 2002       2001
                                                                 ----       ----
                                                                 (IN THOUSANDS)
Deferred tax assets:
  Employee benefit accruals.................................    $ 1,555    $1,473
  Accrued liabilities.......................................      3,560     3,695
  Accounts receivable reserves..............................        666     1,310
  Capital loss carryforwards................................     13,530    13,252
  Operating loss carryforwards..............................      6,684     6,354
  Other assets..............................................      1,577     1,648
                                                                -------    ------
  Subtotal..................................................     27,572    27,732
  Valuation allowance.......................................     21,003    20,196
                                                                -------    ------
       Total deferred tax assets............................      6,569     7,536
Deferred tax liabilities:
  Depreciation..............................................      5,721     5,777
  Goodwill..................................................        433       465
  Leasehold rights..........................................        263       285
  Miscellaneous.............................................      2,836     1,009
                                                                -------    ------
       Total deferred tax liabilities.......................      9,253     7,536
                                                                -------    ------
Net deferred tax assets (liabilities).......................    $(2,684)   $   --
                                                                =======    ======

     The Company paid state income taxes of $699,000, $326,000 and $98,000 in 2002, 2001 and 2000, respectively. As of December 31, 2002 the Company had $84.5 million of total net operating loss carryforwards available for state income tax financial reporting purposes, which expire from 2003 to 2022. As of December 31, 2002, the Company had $164 million of capital loss carryforwards for state income tax purposes which expire in 2004. Because the realizability of these losses is uncertain, the operating loss and capital loss carryforwards are offset by a valuation allowance.

     The valuation allowance for state deferred tax assets as of December 31, 2002 and 2001 was $21.0 million and $20.2 million, respectively. The net change in the total valuation allowance for the years ended December 31, 2002 and 2001 was an increase of $0.8 million and an increase of $2.8 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the valuation allowances.

19. COMPREHENSIVE INCOME

     The accumulated balances for each classification of comprehensive income are as follows:

                                                                             UNREALIZED
                                                              UNREALIZED        GAINS        ACCUMULATED
                                                                 GAINS       (LOSSES) ON        OTHER
                                                              (LOSSES) ON     CASH FLOW     COMPREHENSIVE
                                                              SECURITIES       HEDGES          INCOME
                                                              -----------    -----------    -------------
Balance at December 31, 1999..............................      $(3,090)       $    --         $(3,090)
Net current period change.................................        1,387                          1,387
                                                                -------        -------         -------
Balance at December 31, 2000..............................       (1,703)            --          (1,703)
Cumulative effect of change in accounting for hedging
  activities..............................................           --           (913)           (913)
Net current period change.................................          441           (192)            249
                                                                -------        -------         -------
Balance at December 31, 2001..............................       (1,262)        (1,105)         (2,367)
Reclassification to extraordinary loss on early retirement
  of debt.................................................           --            635             635
Net current period change.................................         (995)           339            (656)
                                                                -------        -------         -------
Balance at December 31, 2002..............................      $(2,257)       $  (131)        $(2,388)
                                                                =======        =======         =======

     The related tax effects allocated to each component of other comprehensive income are as follows:

                                                                                 TAX
                                                                BEFORE-TAX    (EXPENSE)     NET-OF-TAX
                                                                  AMOUNT      OR BENEFIT      AMOUNT
                                                                ----------    ----------    ----------
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the
  period....................................................     $(1,658)        $663         $(995)
Cash flow hedges:
Net derivative gains (losses) arising during the period.....       1,499         (525)          974
                                                                 -------         ----         -----
Other comprehensive income (loss)...........................     $  (159)        $138         $ (21)
                                                                 =======         ====         =====

20. UNCERTAINTIES AND CERTAIN SIGNIFICANT RISKS

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

     As outlined in Note 13(b), the incremental Medicare relief packages received from BBRA and BIPA provided a total $2.7 billion in temporary Medicare funding enhancements to the long-term care industry. The funding enhancements implemented by the BBRA and BIPA fall into two categories. The first category is "Legislative Add-ons" which included a 16.66% add-on to the nursing component of the RUGs rate and the 4% base adjustment. The second category is "RUGs Refinements" which involved an initial 20% add-on for 15 RUGs categories identified as having high intensity, non-therapy ancillary services (later redistributed the 20% add-ons from 3 RUGs categories to 14 Rehab categories at 6.7%).

     The Legislative Add-ons expired on September 30, 2002 and the Company's Medicare funding has been reduced. Based on the Medicare case mix and census over the nine months ended September 30, 2002 the Company estimates that it received an average rate of $31.22 per resident day relating to the Legislative Add-ons. Offsetting this, on October 1, 2002 long-term care providers received a 2.6% market basket increase in Medicare rates. The impact of these two items in the fourth quarter of 2002 was a net decline in the Company's average rate of $23.64 per patient day, which based upon the Medicare case mix and patient days for the year ended December 31, 2002, amounts to lower annualized revenues of approximately $14.7 million going forward.

     With respect to the RUGs Refinements, on April 23, 2002 CMS announced that it would delay the refinement of the RUGs categories thereby extending the related funding enhancements for at least one additional year to September 30, 2003. Further to this, in the budget report released in February 2003, President Bush proposed additional funding to extend the RUGs Refinements to September 30, 2004 and though the President's budget has not been passed, CMS has agreed verbally with the extension of the RUGs refinements to September 30, 2004. Based upon the Medicare case mix and census for the year ended December 31, 2002, the Company has estimated that it received an average $24.40 per resident day, which on an annualized basis amounts to $15.1 million related to the RUGs Refinements. A decision to discontinue all or part of the enhancement could have a significant impact on the Company.

     In the budget report released in February 2003, President Bush proposed plans for a reduction in the inflationary increase ("market basket increase") for skilled nursing facilities effective the government fiscal year commencing on October 1, 2003 and in the subsequent years through to October 1, 2007. If this budget is passed, it will mean reductions in the market basket increase of $60 million starting in October 2003; $140 million in October 2004; $240 million in October 2005; $350 million in October 2006; and $470 million in October 2007.

     In January 2003, CMS announced that the moratorium on implementing payment caps for outpatient Part B therapy services, which were scheduled to take effect on January 1, 2003, would be extended for six months until July 1, 2003. The impact of a payment cap cannot be reasonably estimated based on the information available at this time, however, such a cap would reduce therapy revenues.

     In February 2003, CMS announced its plan to reduce its level of reimbursement for uncollectible Part A co-insurance. Under current law, skilled nursing facilities are reimbursed 100% for any bad debts incurred. Over the next three years, CMS plans to phase down the reimbursement level to 70% as follows:
90% effective for the government fiscal year commencing October 1, 2003; 80% for the government fiscal year commencing October 1, 2004; and 70% for the government fiscal year commencing October 1, 2005 and thereafter. This plan is consistent with the bad debt reimbursement plan for hospitals. The Company estimates that should this plan be implemented, the impact on net earnings would be $1.0 million in 2004, increasing to $2.5 million in 2006.

     Through the divestiture program in Texas and Florida, the Company has assumed notes from the purchasers and retained ownership of certain nursing home properties, which the Company leases to other unrelated long-term care providers. In aggregate, as of December 31, 2002, the Company has $21.5 million in notes and owns $17.0 million in nursing home properties in Texas and Florida. In 2002, the Company earned $5.7 million in annual management and consulting fees, and $3.7 million in rental revenue from properties owned as at December 31, 2002 from unrelated long-term operators. As a result, the earnings and cash flow of the Company can be influenced by the financial stability of these unrelated long-term operators.

     The Company is attempting to settle a number of outstanding Medicare and Medicaid receivables. Normally such items are resolved during an annual audit process and no provision is required. However, where differences exist between the Company and the Fiscal Intermediary, the Company may record a general provision. For one specific issue involving the allocation of overhead costs totaling $14.8 million, the first of three specific claim years was settled prior to the the Provider Reimbursement Review Board ("PRRB") hearing on January 30, 2003. The hearing procedures were discontinued after the parties negotiated a methodology for resolution of the claim, and an administrative resolution has been signed by the Fiscal Intermediary and the Company to settle the amount, which will be determined later in 2003. For another specific issue involving a staffing cost issue totaling $7.3 million, a settlement of the first year of seven specific claim years was settled prior to the PRRB hearing, and an agreement has been reached with the Fiscal Intermediary to continue to negotiate the remaining years in dispute. No adjustment to the amounts reflected as of December 31, 2002 is determinable at this time. Further negotiations on the remaining years under appeal are to occur during 2003. No adjustment to the receivable amount can be determined until negotiations are concluded on a majority of the remaining claim years under appeal. Though the Company remains confident that it will successfully settle the issues, an unsuccessful conclusion could negatively impact the Company's earnings and cash flow. As of December 31, 2002 the Company had $61.7 million in gross Medicare and Medicaid settlement receivables with a related allowance for doubtful accounts of $15.4 million. The net amounts receivable represents the Company's estimate of the amount collectible on Medicare and Medicaid prior period cost reports.

     The Company entered into a Preferred Provider Agreement with Omnicare, Inc. pursuant to the divestiture of its pharmacy operation in 1998. In connection with its agreement to provide pharmacy services, Omnicare has requested arbitration for an alleged lost profits claim relating to the Company's disposition of assets, primarily in Florida. Damage amounts, if any cannot be reasonably estimated based on information available at this time. An arbitration hearing for this matter has not been scheduled. The Company believes that it has interpreted correctly and complied with the terms of the Preferred Provider Agreement; however there can be no assurances that this claim will not be successful or other claims arise.

     The Company has $55.1 million in accruals for self-insured liabilities as of December 31, 2002. Though the Company has been successful in exiting from the states of Texas and Florida and limiting future exposure to general liability claims in these states, the timing and eventual settlement costs for these claims cannot be precisely defined.

     The Company has a high level of indebtedness with debt service obligations totaling $398.2 million in borrowings at December 31, 2002 representing 63.8% of total capitalization, compared to a similar ratio of 63.4% at December 31, 2001. As a result, the degree to which the Company is leveraged could have important consequences, including, but not limited to the following:

     - a substantial portion of the Company's cash flow from operations would be dedicated to the payment of principal and interest on the Company's indebtedness, thereby reducing the funds available for other purposes;

     - the Company's ability to obtain additional financing within its current Credit Facility for working capital, capital expenditures, acquisitions or other purposes may be limited; and

     - certain of the Company's borrowings are at variable rates of interest, which exposes the Company to the risk of higher interest rates.

     The Company expects to satisfy the required payments of principal and interest on indebtedness from cash flow from operations. However, the Company's ability to generate sufficient cash flow from operations depends on a number of internal and external factors, including factors beyond the Company's control such as prevailing industry conditions. There can be no assurance that cash flow from operations will be sufficient to enable the Company to service its debt and meet other obligations.

     The Company is in compliance with the financial covenants as of December 31, 2002. While management has a strategy to remain in compliance, there can be no assurance that the Company will meet future covenant requirements. The Company's available bank lines can be affected by its ability to remain in compliance, or if not, would depend upon management's ability to amend the covenant or refinance the debt.

21. DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

     The estimated fair values of the Company's financial instruments at December 31 are as follows:

                                                                 2002                      2001
                                                        ----------------------    ----------------------
                                                        CARRYING    ESTIMATED     CARRYING    ESTIMATED
                                                         VALUE      FAIR VALUE     VALUE      FAIR VALUE
                                                        --------    ----------    --------    ----------
                                                                         (IN THOUSANDS)
Cash and cash equivalents...........................    $ 27,016     $ 27,016     $    997     $    997
Non-current accounts receivable.....................      29,731       28,786       36,410       35,173
Other assets........................................      32,574       32,574       21,575       21,575

Long-term debt......................................     398,150      360,486      385,347      383,902
Interest rate swaps (asset).........................      (5,503)      (5,503)       1,403        1,403
Interest rate cap...................................         948          948           --           --
Deferred compensation...............................       5,787        5,787        5,487        5,487
Other long-term liabilities.........................       1,262        1,262        4,831        4,831
Long-term due to affiliate..........................       3,484        3,484        3,484        3,484

     The fair value of non-current accounts receivable, which are anticipated to be collected beyond one year, are estimated based on discounted cash flows at estimated current borrowing rates.

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

     The fair values of the interest rate swap and cap are based on the quoted market prices as provided by the financial institution which is a counter-party to the arrangements.

     The fair value of deferred compensation, other long-term liabilities and long-term due to affiliate are estimated to be equal to their carrying value.

22. SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of the quarterly results of operations for the years ended December 31, 2002 and 2001 (in thousands):

                                                                        2002
                                              --------------------------------------------------------
                                                1ST         2ND         3RD         4TH        TOTAL
                                                ---         ---         ---         ---        -----
Total revenues............................    $198,241    $201,778    $206,765    $208,267    $815,051
                                              ========    ========    ========    ========    ========
Loss on disposal of assets and provision
  for closure and exit costs and other
  items...................................    $     --    $ (1,332)   $     --    $     --    $ (1,332)
Earnings (loss) before provision for
  income taxes and extraordinary items....       2,970       4,279       3,197      (1,260)      9,186
Provision (benefit) for income taxes......       1,313       2,063       1,192        (311)      4,257
                                              --------    --------    --------    --------    --------
Earnings (loss) before extraordinary
  items...................................       1,657       2,216       2,005        (949)      4,929
Extraordinary items.......................          --      (1,709)         --          --      (1,709)
                                              --------    --------    --------    --------    --------
Net earnings (loss).......................    $  1,657    $    507    $  2,005    $   (949)   $  3,220
                                              ========    ========    ========    ========    ========

                                                                        2001
                                              --------------------------------------------------------
                                                1ST         2ND         3RD         4TH        TOTAL
                                                ---         ---         ---         ---        -----
Total revenues............................    $193,432    $200,789    $204,025    $195,861    $794,107
                                              ========    ========    ========    ========    ========
Loss on impairment of long-lived assets...    $     --    $     --    $ (1,685)   $     --    $ (1,685)
Loss on disposal of assets and provision
  for closure and exit costs and other
  items...................................      (1,409)     (6,435)    (16,402)         --     (24,246)
Earnings (loss) before provision for
  income taxes and extraordinary items....     (10,430)    (10,897)    (23,338)      4,733     (39,932)
Provision (benefit) for income taxes......      (3,679)     (2,198)     (9,249)      2,644     (12,482)
                                              --------    --------    --------    --------    --------
Earnings (loss) before extraordinary
  items...................................      (6,751)     (8,699)    (14,089)      2,089     (27,450)
Extraordinary items.......................          --         (45)         --          --         (45)
                                              --------    --------    --------    --------    --------
Net earnings (loss).......................    $ (6,751)   $ (8,744)   $(14,089)   $  2,089    $(27,495)
                                              ========    ========    ========    ========    ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information with respect to our executive officers and directors:

        NAME            AGE                                     POSITION
        ----            ---                                     --------
Mel Rhinelander......   52    Chairman of the Board and Chief Executive Officer and Director
Mark W. Durishan.....   54    Vice President, Chief Financial Officer, Treasurer and Director
Richard L.
  Bertrand...........   54    Senior Vice President, Development
Philip W. Small......   46    Senior Vice President, Strategic Planning and Investor Relations and Director
Roch Carter..........   63    Vice President, General Counsel and Assistant Secretary
Douglas J. Harris....   47    Vice President and Controller
L. William Wagner....   54    Vice President, Human Resources

     MEL RHINELANDER is our Chairman and Chief Executive Officer and one of our directors. He has been with us and our affiliated companies since 1977 and has served in a number of senior management positions. Mr. Rhinelander has been President of Extendicare Inc. since August 1999, a director since May 2000 and its Chief Executive Officer since August 2000. He has been an officer of our company since 1989 and a director since 1998. He has been our Chief Executive Officer since December 1999 and Chairman of our Board of Directors since August 2000.

     MARK W. DURISHAN has been our Chief Financial Officer, Treasurer and one of our Vice Presidents and directors since joining us in August 1999. At that time he also joined Extendicare Inc. Prior to joining us, Mr. Durishan was Senior Vice-President of Finance and Operations for Blue Cross and Blue Shield of Minnesota where he served in such capacity from 1995 to 1998. From 1991 to 1995, Mr. Durishan was Chief Financial Officer of Graduate Health System of Philadelphia, a healthcare corporation encompassing seven hospitals, a 100,000-member HMO, a captive insurance company and a home health agency. During his career, Mr. Durishan was a partner at Coopers & Lybrand responsible for the Philadelphia and Washington healthcare consulting offices. Mr. Durishan has over 33 years of experience in the healthcare industry.

     RICHARD L. BERTRAND is our Senior Vice President, Development. Mr. Bertrand joined EHSI in 1983 as our Vice President of Finance. From 1983 to 1995 he served as our Vice President of Finance and later as our Senior Vice President of Finance and Chief Financial Officer. Beginning in 1995, Mr. Bertrand served as our Senior Vice President, Reimbursement and later as our Senior Vice President, Development. Prior to joining us, Mr. Bertrand served as Vice President and Controller of Extendicare Inc. from 1977 to 1983. Prior to that, he was a staff accountant and supervisor with the accounting firm of Thorne Riddell from 1972 to 1976.

     PHILIP W. SMALL joined us in June 2001 as our Senior Vice President, Strategic Planning and Investor Relations. At that time he also joined Extendicare Inc. He was appointed to our Board of Directors on December 31, 2001. Prior to joining us, Mr. Small served 15 years at Beverly Enterprises Corporation, Fort Smith, Arkansas, in various financial capacities, the most recent being Executive Vice President, Strategic Planning and Operations Support and acting Chief Financial Officer. His prior experience includes serving as Director, Reimbursement for HCA Management Company of Atlanta, Georgia. Mr. Small has over 21 years of experience in the healthcare industry.

     ROCH CARTER was appointed our Vice President, General Counsel and Assistant Secretary in January 1998. He joined us in 1974 as Legal Counsel and he was subsequently appointed our General Counsel in 1985. Prior to joining us, Mr. Carter was an attorney with the United States Attorney's office in Milwaukee. Mr. Carter was also an attorney with the City of Milwaukee and was in practice with Young and McManus, S.C. Mr. Carter has over 28 years of experience in healthcare law and practice.

     DOUGLAS J. HARRIS joined us in December 1999 as our Controller and one of our Vice Presidents. From 1994 through 1999, Mr. Harris was the Managing Director of Extendicare (U.K.) Limited. Mr. Harris has been with us and our affiliated companies since 1981 and has held positions in various financial capacities. Prior to joining us, Mr. Harris was an audit supervisor with KPMG.

     L. WILLIAM WAGNER joined us in 1987 as Vice President of Human Resources. Prior to joining us, Mr. Wagner was Vice President of Human Resources for ARA Living Centers and Director of Personnel for General Foods Corp. Mr. Wagner has 19 years of experience in the healthcare industry and over 25 years of human resources experience.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF NAMED EXECUTIVE OFFICERS

     The following summary compensation table details compensation information for the three fiscal years ended December 31, 2002, 2001 and 2000 for each of our Chief Executive Officer and the four other most highly compensated executive officers (collectively, the "named executive officers").

                           SUMMARY COMPENSATION TABLE

                                                                                  LONG-TERM
                                                                                 COMPENSATION
                                                  ANNUAL COMPENSATION            ------------
                                           ----------------------------------     SECURITIES
                                                                    OTHER           UNDER
                                                                    ANNUAL         OPTIONS        ALL OTHER
NAME AND PRINCIPAL POSITION                SALARY      BONUS     COMPENSATION      GRANTED       COMPENSATION
WITH THE CORPORATION               YEAR      ($)        ($)         (1)($)           (#)            (2)($)
---------------------------        ----    ------      -----     ------------     ----------     ------------
M.A. Rhinelander.................  2002    500,000    500,000       34,585         100,000           8,447
President and Chief Executive      2001    400,000    200,000       38,420         100,000           9,073
Officer of Extendicare Inc.;       2000    370,832    200,000       46,303          75,000           7,917
Chairman and Chief Executive
Officer of Extendicare Health
Services, Inc.
M.W. Durishan....................  2002    258,000    116,100           --          30,000          47,212
Vice-President, Finance and Chief  2001    250,000     80,000           --          20,000          38,845
Financial Officer of Extendicare   2000    250,000     40,000           --          20,000          39,083
Inc.; Vice President, Chief
Financial Officer and Treasurer
of Extendicare Health Services,
Inc.
R.L. Bertrand....................  2002    230,000     92,000           --          30,000          37,663
Senior Vice-President,             2001    215,000     80,000           --          15,000          40,282
  Development,
Extendicare Health Services, Inc.  2000    215,000    100,000           --          15,000          38,957
P.W. Small(3)....................  2002    275,500    115,000           --          30,000          33,228
Senior Vice-President, Strategic   2001    145,833     55,000           --          50,000          12,500
Planning and Investor Relations    2000         --         --           --              --              --
of Extendicare Inc. and
Extendicare Health Services, Inc.
J.A. Karoleski(4)................  2002    210,417     73,646           --          15,000          36,261
Senior Vice-President,             2001    179,000     20,000           --          10,000          20,728
Management Contracts, Extendicare  2000    171,600     15,000           --           5,000          10,697
Health Services, Inc.

---------------
NOTES:
(1) The aggregate amount of perquisites and other benefits for each named executive officer is less than the lesser of $50,000 or 10% of total annual salary and bonus. In the case of M.A. Rhinelander, the amount is comprised of car allowance and flexible account.

(2) For M.A. Rhinelander these amounts reflect premiums paid by the Company for term life insurance and long-term disability. All other compensation, in the case of M.W. Durishan, R.L. Bertrand, P.W. Small and J.A. Karoleski, includes payments for life insurance and long-term disability premiums and contributions to a deferred compensation plan and a defined contribution retirement plan. The amount of salary and/or bonus deferred by the named executive officer is included within the figures set forth in the "Salary" and/or "Bonus" columns in the above table. EHSI's contribution is included within the "All

    Other Compensation" column. The amounts contributed by the officer and EHSI's matching portion contributed to the deferred compensation plan are as follows:

    NAMED EXECUTIVE OFFICER                                          2002       2001       2000
    -----------------------                                          ----       ----       ----
    R.L. BERTRAND
    Officer contribution........................................    $ 3,833    $21,500    $21,500
    Officer interest............................................      8,576     11,298     11,597
    EHSI contribution...........................................      1,916     10,750     10,750
    EHSI interest...............................................      4,288      5,649      5,799
    M.W. DURISHAN
    Officer contribution........................................     25,800     21,354     25,000
    Officer interest............................................      3,502      3,273      2,066
    EHSI contribution...........................................     12,900     10,677     12,500
    EHSI interest...............................................      1,751      1,637      1,033
    J.A. KAROLESKI
    Officer contribution........................................     20,937     17,900     17,160
    Officer interest............................................      4,347      4,905      4,363
    EHSI contribution(4)........................................         --         --      7,865
    EHSI interest...............................................      1,467      2,121      2,180

(3) P.W. Small commenced employment with the Company in June 2001.

(4) No EHSI contribution for deferred compensation was made in 2002 for J.A. Karoleski because she chose other benefit options which disqualified her from this benefit. J.A. Karoleski resigned on February 7, 2003.

DEFERRED COMPENSATION PLAN

     We maintain a non-qualified, deferred compensation plan (consisting of individual agreements), which is offered to all highly compensated employees as prescribed by the Internal Revenue Service. The maximum amount of annual compensation that may be deferred is 10% of the employee's base salary, excluding any bonus. We match up to 50% of the amount deferred, and the combined amount earns interest at the prime rate. Our matching payment, plus interest, vests to the employee over eight years. Amounts deferred and vested matching amounts are payable upon the death, disability or termination of the employee. Amounts deferred are not guaranteed, are "at risk" and are subject to our ability to make the scheduled payments. Our deferred compensation liabilities are unfunded and unsecured.

EXECUTIVE RETIREMENT PLAN

     We provide an executive retirement program for certain of our key officers and executives. Under the program we contribute 10% of the participant's base salary into an account to be invested in certain mutual funds at the participant's discretion. The amounts in the executive retirement program vest upon certain events which are specified in the participant's executive retirement program plan, and by discretionary actions by the Board of Directors of Extendicare Inc. A graduated vesting schedule applies for some program participants if we terminate the participant. Any funds that we invest or assets that we acquire pursuant to the program continue to be a part of our general funds. No party, other than EHSI, has any interest in such funds. To the extent that any participant acquires a right to receive payment from us under the executive retirement program, such right shall be no greater than the right of any unsecured general creditor of ours. We expense the amounts we fund into the executive retirement program on a monthly basis.

STOCK OPTION PLAN

     Extendicare Inc.'s stock option plan provides for the grant, from time to time, at the discretion of Extendicare Inc.'s board of directors, to certain directors, officers and employees of the Extendicare Inc. group of companies, of options to purchase subordinate voting shares of Extendicare Inc. for cash. The plan provides that the exercise price of any options granted not be less than the closing price (or, if there is no closing price, the simple average of the bid and ask price) for the subordinate voting shares as quoted on the Toronto Stock Exchange on the trading day prior to the date of grant. It also permits options to be exercised for a period not to exceed either five or ten years from the date of grant, as determined by the Extendicare Inc. board of directors at the time the option is granted. The options vest equally over the first four years and the plan contains provisions for appropriate adjustments in the event of corporate reorganizations of Extendicare Inc.

     At December 31, 2002, a total of 4,747,475 subordinate voting shares of Extendicare Inc. were reserved under the plan, of which 2,514,750 subordinate voting shares were subject to outstanding options and 2,232,725 were available for grant.

     The following table summarizes stock options granted during 2002 to our named executive officers under the Extendicare Inc. stock option plan:

                     OPTION/SAR GRANTS IN FISCAL YEAR 2002

                                                                                 POTENTIAL REALIZABLE
                                           PERCENT OF                              VALUE AT ASSUMED
                          NUMBER OF          TOTAL                              ANNUAL RATES OF STOCK
                          SECURITIES      OPTIONS/SARS        EXERCISE OR       PRICE APPRECIATION FOR
                          UNDERLYING       GRANTED TO         BASE PRICE         OPTION TERM (CDN $)
                         OPTIONS/SARS     EMPLOYEES IN        (CDN $ PER        ----------------------
        NAME               GRANTED        FISCAL YEAR           SHARE)             5%           10%       EXPIRATION DATE
        ----             ------------    --------------    -----------------    ---------    ---------    ---------------
M.A. Rhinelander.....      100,000           11.82%              $4.36          $120,459     $266,182      Feb. 20, 2007
M.W. Durishan........       30,000            3.55                4.36            36,138       79,855      Feb. 20, 2007
R.L. Bertrand........       30,000            3.55                4.36            36,138       79,855      Feb. 20, 2007
P.W. Small...........       30,000            3.55                4.36            36,138       79,855      Feb. 20, 2007
J.A. Karoleski.......       15,000            1.77                4.36            18,069       39,927      Feb. 20, 2007

     These amounts do not represent the present value of the options. The amounts shown represent what would be received upon exercise five years after the date of grant, assuming certain rates of stock price appreciation during the entire period. Actual gains, if any, on stock option exercises are dependent on future performance of the Extendicare Inc. common stock and overall market conditions. In addition, actual gains depend upon whether, and the extent to which, the options actually vest.

     The following table summarizes options exercised during 2002 and option values at December 31, 2002 for our named executive officers.

              AGGREGATED OPTION/SAR EXERCISED IN FISCAL YEAR 2002
                     AND FISCAL YEAR-END OPTION/SAR VALUES

                                                                NUMBER OF SECURITIES          VALUE OF UNEXERCISED IN-
                                                               UNDERLYING UNEXERCISED         THE-MONEY OPTIONS/SAR AT
                                   SHARES                    OPTIONS AT FISCAL YEAR-END           FISCAL YEAR-END
                                  ACQUIRED       VALUE                  (#)                             ($)
                                 ON EXERCISE    REALIZED    ----------------------------    ----------------------------
            NAME                     (#)          ($)       EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
            ----                 -----------    --------    -----------    -------------    -----------    -------------
M.A. Rhinelander.............        --           --          100,000         225,000         72,500          97,500
M.W. Durishan................        --           --           52,500          67,500         18,500          23,500
R.L. Bertrand................        --           --           15,000          50,000         13,875          17,625
P.W. Small...................        --           --           12,500          67,500             --              --
J.A. Karoleski...............        --           --           12,500          27,500          5,250           7,750

---------------
Note: The closing price of the Extendicare Inc. subordinate voting shares on the Toronto Stock Exchange on December 31, 2002 was Cdn $4.20.

RETIREMENT ARRANGEMENTS

     M.A. Rhinelander and R.L. Bertrand are covered by retirement arrangements established by Extendicare Inc. The arrangements provide for a benefit of 4% of the best three consecutive years of base salary for each year of service to a maximum of 15 years and 1% per year thereafter. These arrangements provide a maximum benefit guarantee of 60% of base salary after 15 years of service and 70% after 25 years of service. Normal retirement age is 60 years, or 55 years with our consent. We have consented to Mr. Rhinelander retiring with full benefits at age 55. Retirement benefits are payable as an annuity over the lifetime of the executive with a portion continuing to be paid to the executive's spouse after the death of the executive. As of December 31, 2002, projected years of credited service at retirement for each of Messrs. Rhinelander and Bertrand is 34 years.

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

     M.W. Durishan, P.W. Small and J.A. Karoleski are not participants in these arrangements, but rather, are participants in a money purchase, 401(K) plan and a deferred compensation plan established for U.S. executives.

TERMINATION OF EMPLOYMENT ARRANGEMENTS

     M.A. Rhinelander has a termination of employment arrangement with Extendicare Inc. that provides for one month of salary for each year of service up to a maximum of 24 months' severance.

COMPENSATION COMMITTEE INTERLOCKS & INSIDER PARTICIPATION

     Our Board of Directors is comprised solely of our executive officers and the executive officers of our parent company, Extendicare Inc.. The Human Resources Committee of the Extendicare Inc. Board of Directors is comprised of six directors. The Committee determines compensation matters for Extendicare Inc. and its subsidiaries, including us, and consists of: Derek H.L. Buntain, Sir Graham Day, David M. Dunlap, Michael J.L. Kirby, Frederick B. Ladly and J. Thomas MacQuarrie, Q.C. None of these committee members are our directors or officers, or directors or officers of any our subsidiaries.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     We are an indirect wholly owned subsidiary of Extendicare. Extendicare's principal executive offices are located at 3000 Steeles Avenue East, Markham, Ontario, Canada L3R 9W2.

     We have no equity compensation plans that provide for the issuance of our common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We are an indirect wholly owned subsidiary of Extendicare Inc. Certain operating expenses are allocated between Extendicare Inc. and its subsidiaries. We insure certain risks, including comprehensive general liability, property coverage and excess workers' compensation/employer's liability insurance, with Laurier Indemnity Company and Laurier Indemnity Ltd., affiliated insurance subsidiaries of Extendicare Inc. We recorded approximately $9.9 million, $5.7 million and $20.7 million of expenses for this purpose in the fiscal years ended December 31, 2002, 2001 and 2000, respectively.

     We entered into a capital lease in 1999 relating to computer equipment with Laurier Indemnity Company. In the first quarter of 2000, we exercised our option to purchase the equipment for $1.3 million. The consolidated statement of operations includes interest expense related to this lease of $0.1 million in 2000.

     In January 2001, we established an arrangement for computer hardware and software support services with Virtual Care Provider, Inc., an affiliated subsidiary of Extendicare Inc. The annual cost of services was $7.9 million and $6.5 million in 2002 and 2001, respectively.

     At December 31, 2002, 2001 and 2000, we had a non-interest bearing loan payable to Extendicare Holdings, Inc., our immediate parent, in the amount of approximately $3.5 million with no specific due date. We used the proceeds of the loan for working capital.

     For federal tax purposes we file as part of a consolidated group of companies, of which Extendicare Holdings is the parent. Extendicare Holdings (a subsidiary of Extendicare Inc.) holds all of Extendicare Inc.'s U.S. operations, including EHSI. We have a tax sharing arrangement with Extendicare Holdings pursuant to which we had a payable of $1.4 million at December 31, 2002 and receivables of $1.0 million at December 31, 2001 and $10.0 million at December 31, 2000. Under this tax sharing arrangement, a U.S. consolidated income tax return is filed by Extendicare Holdings and, for purposes of determining each member's share of the tax liability in such return, each member of the affiliated group computes its separate U.S. income tax liability for regular income tax purposes (but not for alternative minimum tax purposes) as if it had filed a separate U.S. income tax return. Such amount is reflected as a federal income tax expense and as an intercompany payable to Extendicare Holdings on each member's separate financial statements. If a member incurs a net operating loss, such net operating loss is tax benefited (for regular tax purposes only) in the year the net operating loss is incurred. Such amount is reflected as a reduction in federal income tax expense and as an intercompany receivable from Extendicare Holdings on each member's separate financial statements. Similarly, the federal income tax receivable and payable is recorded on the separate financial statement of Extendicare Holdings. Each member's separate intercompany balances are transferred to Extendicare Holdings through the intercompany payable and receivable account.

     In addition to the amounts discussed in the preceding two paragraphs, we had non-interest bearing current amounts due to (from) affiliates as follows:

                                                                               DECEMBER 31,
                                                                        ---------------------------
AFFILIATE                                         PURPOSE                2002      2001      2000
---------                                         -------                ----      ----      ----
                                                                          (DOLLARS IN THOUSANDS)
Extendicare Inc. ....................  Sale of pharmacy contract        $    --   $ 7,300   $10,000
                                       rights
Extendicare Inc. ....................  Intercompany operating                --    (1,319)   (2,629)
                                       expenses
Crown Properties, Inc. ..............  Working capital advances           1,946     1,946     1,946
Laurier Indemnity Company............  Intercompany insurance premium        --     3,823        --
Virtual Care Provider, Inc. .........  Working capital advances          (6,436)   (3,064)       --
                                                                        -------   -------   -------
                                                                        $(4,490)  $ 8,686   $ 9,317
                                                                        =======   =======   =======

As of December 31, 2002, Extendicare Inc. and/or one of its wholly-owned subsidiaries held $27.9 million, or 14.0%, of our outstanding Senior Subordinated Notes.

ITEM 14. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROL AND PROCEDURES

     Within 90 days of the date of this report, an evaluation was conducted under the supervision and participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a - 14 (c) and 15d-14(c) under the Securities and Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective, as of the date of such evaluation, in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

CHANGES IN INTERNAL CONTROLS

     No significant changes were made in our internal controls or were there other factors that could significantly affect these controls subsequent to the date we carried out this evaluation.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) DOCUMENTS FILED AS PART OF THIS REPORT:

1. FINANCIAL STATEMENTS

     The following reports and financial statements are filed herewith on the pages indicated and incorporated herein by reference:

                                                                PAGE
                                                                ----
Independent Auditors' Report................................     44
Consolidated Balance Sheets at December 31, 2002 and 2001...     45
Consolidated Statements of Operations for Years 2002, 2001
  and 2000..................................................     46
Consolidated Statements of Shareholder's Equity for Years
  2002, 2001 and 2000.......................................     47
Consolidated Statements of Cash Flows for Years 2002, 2001
  and 2000..................................................     48
Notes to Consolidated Financial Statements..................     49

2. FINANCIAL STATEMENT SCHEDULE

     Schedule II -- Valuation and Qualifying Accounts is filed herewith as
Exhibit 99.4 and incorporated herein by reference.

3. EXHIBITS

     See (c) below.

(B) REPORTS ON FORM 8-K:

     None

(C) EXHIBITS:

     See the exhibits listed on the Exhibit Index accompanying this Annual Report on Form 10-K, which are incorporated herein by reference.

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

Date: March 25, 2003

     Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and on the date indicated.

                    NAME                                         TITLE                         DATE
                    ----                                         -----                         ----
             /s/ MEL RHINELANDER                 Chairman of the Board and                March 25, 2003
---------------------------------------------    Chief Executive Officer
               Mel Rhinelander                   (Chief Executive Officer)

            /s/ MARK W. DURISHAN                 Vice President, Chief Financial          March 25, 2003
---------------------------------------------    Officer, Treasurer and Director
              Mark W. Durishan                   (Principal Financial and Accounting
                                                 Officer)

             /s/ PHILIP W. SMALL                 Senior Vice President, Strategic         March 25, 2003
---------------------------------------------    Planning and Investor Relations and
               Philip W. Small                   Director

                                 CERTIFICATION

I, Mel Rhinelander, Chairman of the Board and Chief Executive Officer of Extendicare Health Services, Inc., certify that:

     1. I have reviewed this annual report on Form 10-K of Extendicare Health Services, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          /s/ MEL RHINELANDER
                                          --------------------------------------
                                          Mel Rhinelander
                                          Chairman of the Board and Chief
                                          Executive Officer
                                          March 25, 2003

                                 CERTIFICATION

I, Mark W. Durishan, Vice-President, Chief Financial Officer and Treasurer of the Extendicare Health Services, Inc., certify that:

     1. I have reviewed this annual report on Form 10-K of Extendicare Health Services, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          /s/ MARK W. DURISHAN
                                          --------------------------------------
                                          Mark W. Durishan
                                          Vice President, Chief Financial
                                          Officer and Treasurer
                                          March 25, 2003

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     The Company has not sent to security holders any annual report covering its last fiscal year or any proxy soliciting material with respect to any annual or other meeting of security holders and does not intend to do so.

                                 EXHIBIT INDEX

NUMBER                            DESCRIPTION
------                            -----------
    2.1   Operating Lease between Kissimmee Care, LLC and Tandem
          Health Care of Kissimmee, Inc. dated as of January 1, 2001
          (Incorporated by reference to the Company's Form 8-K filed on January 23, 2001).
    2.2   Form of Operations Transfer Agreement, dated as of October
          1, 2001, by and among Extendicare Homes, Inc., Extendicare
          Health Facilities, Inc., Senior Health Properties -- Texas,
          Inc. and certain affiliates of Senior Health
          Properties -- Texas, Inc. (Certain exhibits of the
          Operations Transfer Agreement and certain exhibits of the
          exhibits have been omitted based on Item 601(b)(2) of
          Regulation S-K. Such exhibits are described in the
          Operations Transfer Agreement and the exhibits thereto. The
          Company agrees to furnish to the Commission, upon its
          request, any or all of such omitted exhibits. (Incorporated by reference to the Company's Form 8-K filed on January 4,
          2002).
    3.1   Restated Certificate of Incorporation of Extendicare Health
          Services, Inc. (Incorporated by reference to the Company's
          Registration Statement on Form S-4 (Registration No.
          333-43549)).
    3.2   By-Laws of Extendicare Health Services, Inc. (Incorporated
          by reference to the Company's Registration Statement on Form
          S-4 (Registration No. 333-43549)).
    4.1   Indenture, dated as of December 2, 1997, among Extendicare
          Health Services, Inc., the Guarantors named therein and the
          Bank of Nova Scotia Trust Company of New York, as Trustee
          (Incorporated by reference to the Company's Registration
          Statement on Form S-4 (Registration No. 333-43549)).
    4.2   Indenture, dated as of June 28, 2002, among Extendicare
          Health Services, Inc., the Guarantors named therein, as
          Guarantors, and U.S. Bank, N.A., as Trustee. (Incorporated
          by reference to the Company's Registration Statement on Form
          S-4 (Registration No. 333-97293)).
    4.3   Credit Agreement, dated as of June 28, 2002, among
          Extendicare Holdings, Inc., Extendicare Health Services,
          Inc., Lehman Brothers Inc., as Arranger, Lehman Commercial
          Paper Inc., as Administrative Agent, U.S. Bank National
          Association, as Syndication Agent, GE Capital Corporation,
          Residential Funding Corporation d/b/a GMAC-RFC Health
          Capital, LaSalle Bank National Association, as
          Co-Documentation Agent and other lenders thereto.
          (Incorporated by reference to the Company's Registration
          Statement on Form S-4 (Registration No. 333-97293)).
          Pursuant to Item 601(b) (4) (iii) of Regulation S-K, the
          Registrants agree to furnish to the Securities and Exchange
          Commission, upon request, any instrument defining the rights of holders of long-term debt not being registered that is
          not filed as an exhibit to this Form 10-K. No such
          instrument authorizes securities in excess of 10% of the
          total assets of Extendicare Health Services, Inc. or the
          subsidiary guarantors, as the case may be.
   10.1   Asset Purchase Agreement, dated as of July 29, 1998, between
          Extendicare Health Service, Inc. and certain affiliates and
          Omnicare, Inc. and its affiliates (Incorporated by reference to the Company's Form 10-K for the year ended December 31,
          1998).
   10.2   Preferred Provider Agreement dated as of July 29, 1998
          between the Company and Omnicare, Inc. (Incorporated by
          reference to the Company's Form 10-K for the year ended
          December 31, 2001).
   10.3   Interest Rate Swap Agreement, dated as of June 28, 2002,
          between Lehman Brothers Special Financing Inc. and
          Extendicare Health Services, Inc. (Incorporated by reference to the Company's Registration Statement on Form S-4
          (Registration No. 333-97293)).
   10.4   Interest Rate Cap Agreement, dated as of June 28, 2002,
          between Lehman Brothers Special Financing Inc. and
          Extendicare Health Services, Inc. (Incorporated by reference to the Company's Registration Statement on Form S-4
          (Registration No. 333-97293)).
   10.5   Amended and Restated Subordinate Voting Share Option Plan
          (Incorporated by reference to the Company's Registration
          Statement on Form S-4 (Registration No. 333-97293)).*
   10.6   Executive Retirement Program (Incorporated by reference to the Company's Registration Statement on Form S-4
          (Registration No. 333-97293)).*

NUMBER                            DESCRIPTION
------                            -----------
   10.7   Form of Deferred Compensation Agreement (which collectively constitutes the deferred compensation plan) available to all highly compensated employees of the Company as prescribed by the Internal Revenue Service, which form of agreement has
          been executed by Mark W. Durishan, Douglas J. Harris, L.
          William Wagner, Roch Carter and Richard L. Bertrand.
          (Incorporated by reference to the Company's Registration
          Statement on Form S-4 (Registration No. 333-97293)).*
   10.8   Termination of Employment Arrangement for Mel Rhinelander
          (Incorporated by reference to the Company's Registration
          Statement on Form S-4 (Registration No. 333-97293)).*
   10.9   Form of Executive Retiring Allowance Agreement entered into by Mel Rhinelander and Richard L. Bertrand (Incorporated by
          reference to the Company's Registration Statement on Form
          S-4 (Registration No. 333-97293)).*
   10.10  Form of Addendum to Executive Retiring Allowance Agreement
          entered into by Mel Rhinelander. (Incorporated by reference to the Company's Registration Statement on Form S-4
          (Registration No. 333-97293)).*
   21     Subsidiaries of the Company.
   99.1   Certification Pursuant to 18 U.S.C. Section 1350 -- Chairman
          of the Board and Chief Executive Officer.
   99.2   Certification Pursuant to 18 U.S.C. Section 1350 -- Vice
          President, Chief Financial Officer and Treasurer.
   99.3   Consent of KPMG LLP.
   99.4   Schedule II -- Valuation and Qualifying Accounts.

---------------
* Represents a management contract or compensatory plan or arrangement.