Form 10-Q
period 2003-03-31
EXTENDICARE HEALTH SERVICES INC
filed 2003-05-14
CIK 1052024

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C 20549

                               ------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

    For the quarterly period ended MARCH 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

COMMISSION FILE NUMBERS 333-43549 AND 333-97293

                        EXTENDICARE HEALTH SERVICES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                          111 WEST MICHIGAN STREET                        98-0066268
  (State or other Jurisdiction of                  MILWAUKEE, WI 53203                        (I.R.S. Employer
   Incorporation or Organization)         (Address of principal executive office           Identification Number)
                                                   Including zip code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)
                                 Yes [ ] No [X]

         Common Stock -- authorized 1,000 shares, $1.00 par value; issued and outstanding 947 shares as of May 12, 2003. All issued and outstanding shares of Common Stock are held indirectly by Extendicare Inc., a publicly traded Canadian company.

EXTENDICARE HEALTH SERVICES, INC.
                                      INDEX

PART I      FINANCIAL INFORMATION:                                                                               PAGE
------      ----------------------                                                                               ----
Item 1     Financial Statements:
           Condensed Consolidated Statements of Operations for the Three Months Ended
                 March 31, 2003 and 2002...................................................................         3
           Condensed Consolidated Balance Sheets, March 31, 2003 and December 31, 2002.....................         4
           Condensed Consolidated Statements of Cash Flows for the Three Months Ended
                 March 31, 2003 and 2002...................................................................         5
           Notes to Condensed Consolidated Financial Statements............................................         6
Item 2     Management's Discussion and Analysis of Financial Condition and Results of Operations...........        12
Item 3     Quantitative and Qualitative Disclosures About Market Risk......................................        20
Item 4     Controls and Procedures.........................................................................        21

PART II    OTHER INFORMATION:
-------    ------------------
Item 1     Legal Proceedings...............................................................................        22
Item 2     Changes in Securities and Use of Proceeds.......................................................        22
Item 3     Defaults Upon Senior Securities.................................................................        22
Item 4     Submission of Matters to a Vote of Security Holders.............................................        22
Item 5     Other Information...............................................................................        22
Item 6     Exhibits and Reports on Form 8-K................................................................        22

SIGNATURES ................................................................................................        23
----------

CERTIFICATIONS.............................................................................................        24
--------------

EXHIBIT INDEX..............................................................................................        26
-------------

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        EXTENDICARE HEALTH SERVICES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                             (DOLLARS IN THOUSANDS)

                                         THREE MONTHS ENDED    THREE MONTHS ENDED
                                           MARCH 31, 2003        MARCH 31, 2002
                                         ------------------    ------------------
REVENUES:
  Nursing and assisted living centers...    $      204,805        $      190,998
  Outpatient therapy ...................             2,644                 2,452
  Other ................................             3,977                 4,791
                                            --------------        --------------
                                                   211,426               198,241
COSTS AND EXPENSES (INCOME):
  Operating ............................           180,496               166,604
  General and administrative ...........             7,838                 8,211
  Lease costs ..........................             2,251                 3,034
  Depreciation and amortization ........             9,161                 9,434
  Interest expense .....................             8,495                 8,330
  Interest income ......................              (643)                 (342)
                                            --------------        --------------
                                                   207,598               195,271
                                            --------------        --------------
EARNINGS BEFORE INCOME TAXES ...........             3,828                 2,970
  Income tax expense ...................             1,540                 1,313
                                            --------------        --------------
NET EARNINGS ...........................    $        2,288        $        1,657
                                            ==============        ==============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        EXTENDICARE HEALTH SERVICES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2003 AND DECEMBER 31, 2002
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                        MARCH 31,       DECEMBER 31,
                                                          2003              2002
                                                      ------------      ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents .......................   $     24,912      $     27,016
  Accounts receivable, less allowances of $10,197
     and $9,309, respectively .....................        101,050           104,064
  Supplies, inventories and other current assets...          9,092             7,226
  Income taxes receivable .........................            371               518
  Deferred state income taxes .....................          5,780             5,810
  Due from shareholder and affiliates:
    Federal income taxes receivable ...............         12,227            12,292
    Deferred federal income taxes .................         29,544            29,647
    Other .........................................          4,929             4,493
                                                      ------------      ------------
     Total current assets .........................        187,905           191,066
Property and equipment ............................        449,574           453,119
Goodwill and other intangible assets ..............         76,045            76,339
Other assets ......................................        112,245           112,410
                                                      ------------      ------------
     Total Assets .................................   $    825,769      $    832,934
                                                      ============      ============

LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES:
  Bank indebtedness ...............................       $     --      $      2,656
  Current maturities of long-term debt ............            721               716
  Accounts payable ................................         22,439            20,850
  Accrued liabilities .............................         94,716           100,879
  Current portion of accrual for self-insured
  liabilities......................................         28,000            28,000
                                                      ------------      ------------
   Total current liabilities ......................        145,876           153,101
Accrual for self-insured liabilities ..............         22,972            27,089
Long-term debt ....................................        397,309           397,434
Deferred state income taxes .......................          8,569             8,495
Other long-term liabilities .......................         41,190            40,749
Due to shareholder and affiliates:
  Deferred federal income taxes ...................         44,187            43,381
  Other ...........................................          3,484             3,484
                                                      ------------      ------------
     Total liabilities ............................        663,587           673,733
                                                      ------------      ------------
SHAREHOLDER'S EQUITY:
  Common stock, $1 par value, 1,000 shares
     authorized, 947 shares issued and
     outstanding ..................................              1                 1

  Additional paid-in capital ......................        208,787           208,787
  Accumulated other comprehensive loss ............         (1,696)           (2,388)
  Accumulated deficit .............................        (44,910)          (47,199)
                                                      ------------      ------------
     Total Shareholder's Equity ...................        162,182           159,201
                                                      ------------      ------------
     Total Liabilities and Shareholder's Equity ...   $    825,769      $    832,934
                                                      ============      ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        EXTENDICARE HEALTH SERVICES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                             (DOLLARS IN THOUSANDS)

                                                              THREE MONTHS ENDED    THREE MONTHS ENDED
                                                                MARCH 31, 2003        MARCH 31, 2002
                                                             --------------------  --------------------
OPERATING ACTIVITIES:
Net earnings ...........................................        $      2,288            $      1,657
Adjustments to reconcile net earnings to net cash
      provided from operating activities:
      Depreciation and amortization ....................               9,161                   9,434
     Amortization of deferred financing costs ..........                 378                     503
      Provision for uncollectible accounts receivable...               2,335                   2,957
      Provision for self-insured liabilities ...........               1,500                   1,313
      Payment of self-insured liability claims .........              (5,617)                 (9,181)
      Deferred income taxes ............................                 569                   1,106

Changes in assets and liabilities:
      Accounts receivable ..............................                 629                    (927)
      Supplies, inventories and other current assets....              (1,866)                   (317)
      Accounts payable .................................               1,589                  (4,874)
      Accrued liabilities ..............................              (6,214)                 13,351
      Income taxes payable/receivable ..................                 147                      36
      Current due to shareholder and affiliates ........                (370)                 (4,670)
                                                                ------------            ------------
         Cash provided from operating activities .......               4,529                  10,388
                                                                ------------            ------------

INVESTING ACTIVITIES:
      Payments for purchase of property and equipment...              (4,740)                 (3,130)
      Proceeds from sale of property and equipment .....                  17                   1,729
      Changes in other non-current assets ..............                 369                   1,060
                                                                ------------            ------------
         Cash used for investing activities ............              (4,354)                   (341)
                                                                ------------            ------------

FINANCING ACTIVITIES:
      Proceeds from issuance of long-term debt .........                   -                  11,000
      Other long-term liabilities ......................                 506                     903
      Payments of long-term debt .......................                (129)                (23,822)
      Proceeds from (repayments of) bank indebtedness...              (2,656)                  3,868
                                                                ------------            ------------
         Cash used for financing activities ............              (2,279)                 (8,051)
                                                                ------------            ------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS .......              (2,104)                  1,996
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .........              27,016                     997
                                                                ------------            ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...............        $     24,912            $      2,993
                                                                ============            ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

         Extendicare Health Services, Inc. and its subsidiaries (hereafter referred to as the "Company") operates in one reporting segment, nursing and assisted living facilities, throughout the United States. The Company is an indirect wholly owned subsidiary of Extendicare Inc. ("Extendicare"), a Canadian publicly traded company.

BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements as of, and for the three month periods ended, March 31, 2003 and 2002 are unaudited and have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and the footnotes required by generally accepted accounting principles in the United States of America for complete statements. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. The condensed consolidated balance sheet information as of December 31, 2002 has been derived from audited financial statements.

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

         The accompanying financial statements include the accounts of the Company and its majority owned subsidiaries. All transactions between Extendicare and its majority owned subsidiaries have been eliminated.

         These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2002 contained in the Company's Annual Report on Form 10-K. Certain reclassifications have been made to the 2002 condensed consolidated financial statements to conform to the presentation for 2003.


2. NEW ACCOUNTING PRONOUNCEMENTS

         In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections." The most significant provision of SFAS No. 145 addresses the termination of extraordinary item treatment for gains and losses on early retirement of debt. The Company adopted the provisions of this standard in the first quarter of 2003 and has modified the presentation of its financial statements for the comparative 2002 period by recording the loss on early retirement of debt in earnings before income taxes.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Exit and Disposal Activities." The provisions of SFAS No. 146 modify the accounting for the costs of exit and disposal activities by requiring that liabilities for these activities be recognized when the liability is incurred. Previous accounting literature permitted recognition of some exit and disposal liabilities at the date of commitment to an exit plan. The provisions of this statement apply to exit or disposal activities initiated after December 31, 2002.

3. GAIN ON DISPOSAL OF ASSETS, PROVISION FOR CLOSURE AND EXIT COSTS, AND IMPAIRMENT OF LONG-LIVED ASSETS

         In May 2002, Tandem Health Care, Inc. ("Tandem") exercised its option to purchase seven leased properties in Florida from the Company for gross proceeds of $28.6 million, consisting of cash of $15.6 million and $13.0 million in 8.5% five-year notes (net proceeds of $25.5 million). Until this date, Tandem operated these facilities under a lease agreement with a purchase option. The carrying value of the seven facilities was $21.5 million. The Company applied $12.4 million of the proceeds to reduce bank debt and, as a result recorded a gain on the sale of the assets of $4.0 million, inclusive of the deferred gain of $2.2 million from the sale of two leased nursing properties in April 2001. The transaction also involved the conversion of $1.9 million in preferred shares received in the April 2001 transaction into $1.9 million 8.5% notes, due in April 2006.

         In May 2002, the Company recorded a provision for closure and exit costs relating to the divested Florida operations of $5.3 million relating to cost report settlement issues, and the settlement of claims with suppliers and employees.

         Below is a summary of activity of the accrued liabilities balance relating to divested operations and facility closures:

                                                RESIDENT
                                 EMPLOYEE     LIABILITY AND     RENT          OTHER
                                TERMINATION   OTHER CLAIMS     EXPENSE      EXPENSES(1)     TOTAL
                              -------------- ---------------  ---------    -------------   -------
                                                        (IN THOUSANDS)
Balance December 31, 2000...           32              --           698         2,784         3,514
  Cash Payments ............       (1,377)         (1,113)         (234)       (5,016)       (7,740)
  Provisions ...............        1,399           3,163          (464)        8,130        12,228
                                 --------        --------      --------      --------      --------
Balance December 31, 2001...           54           2,050            --         5,898         8,002
                                 --------        --------      --------      --------      --------
  Cash Payments ............           --          (1,231)           --        (3,460)       (4,691)
  Provisions(2) ............           --             295            --         6,112         6,407
                                 --------        --------      --------      --------      --------
Balance December 31, 2002...     $     54        $  1,114        $   --      $  8,550      $  9,718
                                 ========        ========      ========      ========      ========
  Cash Payments ............           --              --            --          (104)         (104)
  Provisions ...............           --              --            --            --            --
                                 --------        --------      --------      --------      --------
Balance March 31, 2003 .....     $     54        $  1,114        $   --      $  8,446      $  9,614
                                 ========        ========      ========      ========      ========

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


4. ACQUISITION OF PREVIOUSLY-LEASED FACILITIES

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


5. OTHER ASSETS

         The Company is pursuing settlement of a number of outstanding Medicaid and Medicare receivables. As of March 31, 2003 the balance of outstanding Medicaid and Medicare receivables was $44.0 million, net of an allowance of $15.4 million. For one specific issue involving the allocation of overhead costs totaling $14.8 million, the first of three specific claim years was presented to the Provider Reimbursement Review Board ("PRRB") at a hearing on January 30, 2003. The hearing procedures were discontinued after the parties negotiated a methodology for resolution of the claim, and an administrative resolution has been signed by the Fiscal Intermediary ("FI") and the Company to settle the amount, which will be determined later in 2003. For another specific issue involving a staffing cost matter totaling $7.3 million, a settlement of the first year of seven specific claim years was reached prior to the PRRB hearing, and an agreement has been reached with the FI to continue to negotiate the remaining years in dispute. For both issues, further negotiations on the remaining years under appeal are to occur during 2003. No adjustment to the receivable amount can be determined until negotiations are concluded on a majority of the remaining claim years under appeal.

6. LINE OF CREDIT AND LONG-TERM DEBT

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

         The Company used the proceeds of $149.6 million from the Senior Notes to pay related fees and expenses of $8.3 million, to retire $124.5 million of indebtedness outstanding under its previous credit facility and Term Loans, to refinance $6.3 million of other debt, and for general corporate purposes. The retirement of the previous credit facility resulted in a loss on early retirement of debt of $2.8 million ($1.7 million after income taxes). Also on June 28, 2002, the Company entered into an interest rate swap agreement and an interest rate cap agreement. See Note 7 for terms of these agreements.

         Concurrent with the sale of the Senior Notes, the Company established a new five-year $105 million senior secured revolving credit facility (the "Credit Facility") that is used to back letters of credit and for general corporate purposes. Borrowings under the Credit Facility bear interest, at the Company's option, at the Eurodollar rate or the prime rate, plus applicable margins, depending upon the Company's leverage ratio. As of March 31, 2003 the Company had no borrowings under the Revolving Credit Facility. The unused portion of the Revolving Credit Facility, that is available for working capital and corporate purposes, after reduction for outstanding letters of credit of $41.4 million, was $63.6 million as of March 31, 2003.

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

                            YEAR              PERCENTAGE
                     ----------------------   ----------
                     2006..................     104.750%
                     2007..................     102.375%
                     2008 and thereafter...     100.000%

         The Company is in compliance with the financial covenants as of March 31, 2003.

         The Company has no independent assets or operations, the guarantees of the Senior Notes are full and unconditional, and joint and several, and any of the Company's subsidiaries that do not guarantee the Senior Notes are minor.


7. ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Objectives and Strategies Prior to Issuance of Senior Notes

         Prior to the issuance of the Senior Notes in June 2002, the Company had variable-rate long-term debt of approximately $124.5 million, which exposed the Company to variability in interest payments due to changes in interest rates. The Company hedged a portion of its variable-rate debt through interest rate swaps designated as cash-flow hedges with a notional amount of $25 million maturing in February 2003 under which the Company received variable interest rate payments and made fixed-rate interest payments.

When the Company issued the fixed-rate Senior Notes these interest rate swaps were terminated by the Company in June 2002 with a cash payment of $635,000 and charged to loss on early retirement of debt.

Objectives and Strategies After Issuance of Senior Notes

         After the issuance of the Senior Notes, all but $32 million of the Company's outstanding debt obligations have fixed interest rates. In June 2002, the Company entered into an interest rate swap (used to hedge the fair value of fixed-rate debt obligations) with a notional amount of $150 million maturing in December 2007. Under this swap, the Company pays a variable rate of interest equal to the one-month London Interbank Borrowing rate ("LIBOR") (1.28% as of March 31, 2003), adjustable monthly, plus a spread of 4.805% and receives a fixed rate of 9.35%. This swap is designated as a fair value hedge and, as a result, changes in the market value of the swap had no impact on the income statement during 2002 or 2003.

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

Quantitative Disclosures

         Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair-value hedge, along with the loss or gain on the hedged asset or liability of the hedged item that is attributable to the hedged risk, are recorded in earnings. Changes in the fair value of cash flow hedges are reported as Accumulated Other Comprehensive Income ("AOCI") as a component of Shareholder's Equity. Changes in the fair value of the portion of the interest rate cap not designated as a hedging instrument is reported in earnings. As of March 31, 2003, the fair value of the interest rate swap designated as a fair value hedge is an asset of $9.2 million and is offset by a liability of $9.2 million relating to the change in market value of the hedged item (long-term debt obligations). The fair value of the cash-flow hedges is a liability recorded in other long-term liabilities of $0.2 million as of March 31, 2003 and the gain credited to AOCI (net of income tax effect) for the three months ended March 31, 2003 was $0.1 million. The fair value of the portion of the interest rate cap not designated as a hedging instrument is a liability recorded in other long-term liabilities as of March 31, 2003 of $0.7 million. During 2003, none of the gains or losses in AOCI (net of income tax effect) related to the interest rate cap are expected to be reclassified into interest expense as a yield adjustment of the hedged debt obligation.


8. COMMITMENTS AND CONTINGENCIES

Capital Expenditures

         At March 31, 2003, the Company had capital expenditure purchase commitments outstanding of approximately $3.5 million.

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

         The U.S. Department of Justice and other federal agencies are increasing resources dedicated to regulatory investigations and compliance audits of healthcare providers. The Company is diligently addressing these regulatory efforts.

Omnicare Preferred Provider Agreement

         In 1998, the Company disposed of its pharmacy operations to Omnicare, Inc.. Subsequently, the Company entered into a Preferred Provider Agreement with Omnicare, the terms of which enabled Omnicare to execute Pharmacy Service Agreements and Consulting Service Agreements with all of the Company's skilled nursing facilities. Under the terms of the agreement, the Company secured "per diem" pricing arrangements for pharmacy supplies for the first four years of the Agreement, which period expired December 2002. The Preferred Provider Agreement contains a number of provisions which involve sophisticated calculations to determine the "per diem" pricing during this first four-year period. Under the "per diem" pricing arrangement, pharmacy costs fluctuate based upon occupancy levels in the facilities. The "per diem" rates were established assuming a declining "per diem" value over the initial four years of the contract to coincide with the phase-in of the Medicare PPS rates. Omnicare subsequently asserted that "per diem" rates for managed care and Medicare beneficiaries are subject to an upward adjustment based upon a comparison of per diem rates to pricing models based on Medicaid rates.

         In 2001, the Company and Omnicare brought a matter to arbitration, involving a "per diem" pricing rate billed for managed care residents. This matter was subsequently settled and amounts reflected in the financial results. The parties are currently negotiating the pricing of drugs for Medicare residents and should this matter not be settled, the matter will be taken to arbitration. Provision for settlement of this claim is included within the financial statements.

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

9. COMPREHENSIVE EARNINGS

         Comprehensive Earnings is as follows for the periods shown (dollars in thousands):

                                               THREE MONTHS        THREE MONTHS
                                                   ENDED              ENDED
                                              MARCH 31, 2003      MARCH 31, 2002
                                              --------------      --------------
NET EARNINGS ..............................      $    2,288         $    1,657

OTHER COMPREHENSIVE INCOME (LOSS):
    Unrealized gain (loss) on investments,
     before tax ...........................           1,123               (858)
    Gain  on cash flow hedges, before tax..              14                758
                                                 ----------         ----------

    Other comprehensive income (loss),
     before tax ...........................           1,137               (100)

    Income tax (provision) benefit related
     to items of other comprehensive
     income (loss) ........................            (445)                78
                                                 ----------         ----------
    Other comprehensive income (loss), net
     of tax ...............................             692                (22)
                                                 ----------         ----------
 COMPREHENSIVE EARNINGS ...................      $    2,980         $    1,635
                                                 ==========         ==========

10. UNCERTAINTIES AND CERTAIN SIGNIFICANT RISKS

Medicare and Medicaid funding

         The Company's earnings are highly contingent on Medicare and Medicaid funding rates, and the effective management of staffing and other costs of operations which are strictly monitored through state and federal regulatory authorities. The Company is unable to predict whether the federal or any state government will adopt changes in their reimbursement systems, or if adopted and implemented, what effect such initiatives would have on the Company. Limitations on Medicare and Medicaid reimbursement for healthcare services are continually proposed. Changes in applicable laws and regulations could have an adverse effect on the levels of reimbursement from governmental, private and other sources.

         The incremental Medicare relief packages received from the Balanced Budget Refinement Act of 1999 ("BBRA") and Benefits Improvement and Protection Act of 2000 ("BIPA") provided a total of $2.7 billion in temporary Medicare funding enhancements to provide some interim relief to the long-term care industry. The funding enhancements implemented by the BBRA and BIPA fall into two categories. The first category is "Legislative Add-ons", which included a 16.66% add-on to the nursing component of the Resource Utilization Groupings ("RUGs") rate and a 4% base adjustment. The second category is "RUGs Refinements" which involves an initial 20% add-on for 15 RUGs categories identified as having high intensity, non-therapy ancillary services. The 20% add-ons from three RUGs categories were later redistributed to 14 rehabilitation categories at an add-on rate of 6.7% each.

         On September 30, 2002 the Legislative Add-ons expired resulting in a reduction in Medicare funding for all long-term care providers. The Company estimated that based upon the Medicare case mix and census for the nine months ended September 30, 2002, it received, on average rate of $31.22 per resident day related to the Legislative Add-ons. This decline in Medicare rates was partially offset by a 2.6% market basket increase received on October 1, 2002. For the three months ended March 31, 2003 the average daily Medicare Part A rate was $290.78, as compared to $312.32 for the three months ended March 31, 2002. Based upon the Medicare case mix and census in the first quarter of 2003, the lower average Medicare Part A rate, primarily resulting from the loss of the Legislative Add-ons, reduced revenues by $3.8 million for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002.

         With respect to the RUGs Refinements, on April 23, 2002 CMS announced that it would delay the refinement of the RUGs categories thereby extending the related funding enhancements for at least one additional year to September 30, 2003. Further to this, in the budget report released in February 2003, President Bush proposed additional funding to extend the RUGs Refinements to September 30, 2004 and though the President's budget has not been passed, the Centers for Medicare and Medicaid Services ("CMS") has agreed verbally with the extension of the RUGs refinements to September 30, 2004. Based upon the Medicare case mix and census for the quarter ended March 31, 2003, the Company has estimated that it received an average $23.97 per resident day, which on an annualized basis amounts to $17.2 million related to the RUGs Refinements. A decision to discontinue all or part of the enhancement could have a significant impact on the Company.

         In January 2003, CMS announced that the moratorium on implementing payment caps for outpatient Part B therapy services, which were scheduled to take effect on January 1, 2003, would be extended for six months until July 1, 2003. The impact of a payment cap cannot be reasonably estimated based on the information available at this time, however, such a cap would reduce therapy revenues.

         In February 2003, CMS announced its plan to reduce its level of reimbursement for uncollectible Part A co-insurance. Under current law, skilled nursing facilities are reimbursed 100% for any bad debts incurred. Over the next three years, CMS plans to phase down the reimbursement level to 70% as follows:
90% effective for the government fiscal year commencing October 1, 2003; 80% for the government fiscal year commencing October 1, 2004; and 70% for the government fiscal year commencing October 1, 2005 and thereafter. This plan is consistent with the bad debt reimbursement plan for hospitals. The Company estimates that should this plan be implemented, the impact on net earnings would be $1.0 million in 2004, increasing to $2.5 million in 2006. These estimates are based upon historical experience and known state reimbursement changes which may be different in the future and, as such, are subject to change.

         In May 2003, CMS released a proposed rule to increase Medicare rates by 2.9% effective October 1, 2003 and to maintain the current RUGs classification until September 2004.

Assets from Divested Operations

         Through the divestiture program in Texas and Florida, the Company has assumed notes from the purchasers and retained ownership of certain nursing home properties, which the Company leases to other unrelated long-term care providers. In aggregate, as of March 31, 2003, the Company has $21.5 million in notes and owns $17.0 million in nursing home properties in Texas and Florida. For the three months ended March 31, 2003 and 2002, the Company earned management and consulting fees of $1.4 million and $1.4 million, respectively, and rental revenue of $0.4 million and $1.4 million, respectively, from properties owned and leased to unrelated long-term care operators. As a result, the earnings and cash flow of the Company can be influenced by the financial stability of these unrelated long-term operators.

Accrual for Self-Insured Liabilities

         The Company has $51.0 million in accruals for self-insured liabilities as of March 31, 2003. Though the Company has been successful in exiting from the states of Texas and Florida and limiting future exposure to general liability claims in these states, the timing and eventual settlement costs for these claims cannot be precisely defined.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

         Based on number of beds, we are one of the largest providers of long-term care and related services in the United States. As of March 31, 2003, we operated 139 nursing facilities (14,096 beds) and 36 assisted living and retirement facilities (1,756 units) located in 13 states. In addition, we managed 17 nursing facilities (2,254 beds) and five assisted living and retirement facilities (156 units) and provided selected consulting services to 40 nursing facilities (4,457 beds) and one assisted living facility (116 beds) owned by third parties. In total, we operated, managed or provided selected consulting services to 238 long-term care facilities (22,835 beds) in 16 states, of which 196 are nursing facilities (20,807 beds) and 42 are assisted living and retirement facilities (2,028 units).

FORWARD-LOOKING STATEMENTS

         This Form 10-Q report contains forward-looking statements that are intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding anticipated financial performance, business strategy and management's plans and objectives for future operations, are forward-looking statements. These forward-looking statements can be identified as such because the statements generally include words such as "expect," "intend," "believe," "anticipate," "estimate," "plan" or "objective" or other similar expressions. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, these statements. Some, but not all, of the risks and uncertainties include those described in the "Risk Factors of the Industry" section of our Annual Report on Form 10-K for the year ended December 31, 2002 and include the following:

          o    Medicare and Medicaid reimbursement policies;

          o resident care litigation, including exposure for punitive damage claims and increased insurance costs, which among other things caused us to exit Florida and Texas markets;

          o the shortage of, and related costs of hiring and retraining qualified staff and employees;

          o    federal and state regulation of our business;

          o    actions by our competitors; and

          o fee pressures and slow payment practices by health maintenance organizations and preferred provider organizations.

         All forward-looking statements contained in this report are based upon information available at the time the statement is made and we assume no obligation to update any forward-looking statement.


REVENUES

         We derive revenues by providing healthcare services in our network of facilities, including long-term care services such as nursing care, assisted living and other related medical services such as subacute care and rehabilitative therapy. We derive nursing and assisted living facility revenues by providing routine and ancillary services for our facilities' residents. We derive outpatient therapy revenue by providing such services to outside third parties at our clinics.

         We generate our revenue from Medicare, Medicaid and private pay sources. The following table sets forth our Medicare, Medicaid and private pay sources of revenue by percentage of total revenue:

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                                ---------
                                                            2003           2002
                                                            ----           ----
Medicare.........................................          27.1%           25.5%
Medicaid..........................................         48.9%           49.5%
Private Pay.......................................         24.0%           25.0%

LEGISLATIVE ACTIONS AFFECTING REVENUES

         The Company's earnings are highly contingent on Medicare and Medicaid funding rates, and the effective management of staffing and other costs of operations which are strictly monitored through state and federal regulatory authorities. The Company is unable to predict whether the federal or any state government will adopt changes in their reimbursement systems, or if adopted and implemented, what effect such initiatives would have on the Company. Limitations on Medicare and Medicaid reimbursement for healthcare services are continually proposed. Changes in applicable laws and regulations could have an adverse effect on the levels of reimbursement from governmental, private and other sources.

         The incremental Medicare relief packages received from the Balanced Budget Refinement Act of 1999 ("BBRA") and Benefits Improvement and Protection Act of 2000 ("BIPA") provided a total of $2.7 billion in temporary Medicare funding enhancements to provide some interim relief to the long-term care industry. The funding enhancements implemented by the BBRA and BIPA fall into two categories. The first category is "Legislative Add-ons", which included a 16.66% add-on to the nursing component of the Resource Utilization Groupings ("RUGs") rate and a 4% base adjustment. The second category is "RUGs Refinements" which involves an initial 20% add-on for 15 RUGs categories identified as having high intensity, non-therapy ancillary services. The 20% add-ons from three RUGs categories were later redistributed to 14 rehabilitation categories at an add-on rate of 6.7% each.

         On September 30, 2002 the Legislative Add-ons expired resulting in a reduction in Medicare funding for all long-term care providers. The Company estimated that based upon the Medicare case mix and census for the nine months ended September 30, 2002, it received, on average rate of $31.22 per resident day related to the Legislative Add-ons. This decline in Medicare rates was partially offset by a 2.6% market basket increase received on October 1, 2002. For the three months ended March 31, 2003 the average daily Medicare Part A rate was $290.78, as compared to $312.32 for the three months ended March 31, 2002. Based upon the Medicare case mix and census in the first quarter of 2003, the lower average Medicare Part A rate, primarily resulting from the loss of the Legislative Add-ons, reduced revenues by $3.8 million for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002.

         With respect to the RUGs Refinements, on April 23, 2002 CMS announced that it would delay the refinement of the RUGs categories thereby extending the related funding enhancements for at least one additional year to September 30, 2003. Further to this, in the budget report released in February 2003, President Bush proposed additional funding to extend the RUGs Refinements to September 30, 2004 and though the President's budget has not been passed, the Centers for Medicare and Medicaid Services ("CMS") has agreed verbally with the extension of the RUGs refinements to September 30, 2004. Based upon the Medicare case mix and census for the quarter ended March 31, 2003, the Company has estimated that it received an average $23.97 per resident day, which on an annualized basis amounts to $17.2 million related to the RUGs Refinements. A decision to discontinue all or part of the enhancement could have a significant impact on the Company.

         In May 2003, CMS released a proposed rule to increase Medicare rates by 2.9% effective October 1, 2003 and to maintain the current RUGs classification until September 2004.


CRITICAL ACCOUNTING POLICIES

         For a full discussion of our accounting policies as required by accounting principles in the United States, refer to the accompanying notes to the consolidated financial statements in our Annual Report on Form 10K for the year ended December 31, 2002. Our disclosures in such report on Form 10K have not materially changed since that report was filed. We consider our accounting policies to be critical to an understanding of our financial statements because their application requires significant judgement and reliance on estimations of matters that are inherently uncertain. Specific risks relate to the accounting policies applied in revenue recognition and the valuation of accounts receivable, the valuation of assets and determination of asset impairment, the accrual for self-insured liabilities and accounting for deferred income taxes.


SIGNIFICANT EVENTS IN 2003 AND 2002

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

         We used the proceeds of $149.6 million to pay $8.3 million of related fees and expenses, retire $130.8 million of debt (consisting of $124.5 million outstanding under the previous credit facility and $6.3 million of other debt), and the remainder for general corporate purposes. We had hedged a portion of our previous variable-rate long-term debt through an interest rate swap with a notional amount of $25 million maturing in February 2003. Upon refinancing of the debt, we terminated this swap with a cash payment of $0.6 million. This amount and other deferred financing costs related to the previous credit facility resulted in a loss on early retirement of debt of $2.8 million ($1.7 million after income taxes) in June 2002.


PURCHASE OF PREVIOUSLY-LEASED FACILITIES

         In October 2002, we purchased three skilled nursing facilities in Ohio and four skilled nursing facilities in Indiana that we previously leased for an aggregate purchase price of $17.9 million. The purchase price consisted of $7.4 million in cash and a $10.5 million ten-year note, which bears interest at a rate under negotiation with the vendor, (currently being accrued at 10.5%). Failing any agreement, the interest rate will be determined through arbitration.

ASSET DIVESTITURES AND PROVISION FOR CLOSURE AND EXIT COSTS

         In May 2002, Tandem Health Care, Inc. exercised its option to purchase seven properties that it leased from us in Florida for gross proceeds of $28.6 million, consisting of cash of $15.6 million and $13.0 million in 8.5% five-year notes (net proceeds of $25.5 million). The carrying value of the seven facilities was $21.5 million. We applied $12.4 million of the proceeds to reduce our bank debt and, as a result, we recorded a gain on the sale of assets of $4.0 million, inclusive of the deferred gain of $2.2 million from the sale of two leased nursing properties in April 2001 to Tandem.

         We review on an ongoing basis the level of our overall reserves for losses related to our Florida and Texas operations, which reserves were initially established when we decided to exit these states. See footnote 4 to our consolidated financial statements in our Annual Report on Form 10K for the year ended December 31, 2002. As a result of events which became known to us in 2002, we concluded in the second quarter of 2002 that we should increase our overall reserves by $5.3 million for cost report and other settlements with the state of Florida and other Medicare fiscal intermediaries, collection of receivables, and settlement of claims with suppliers and employees.

OTHER ITEMS

         We continue to negotiate settlement on a number of outstanding Medicare and Medicaid receivables. Normally such issues are resolved during an annual audit process; however we record general provisions for disagreements that require settlement through a formal appeal process. For one specific issue involving the allocation of overhead costs totaling $14.8 million, the first of three specific claim years was presented to the Provider Reimbursement Review Board ("PRRB") at a hearing on January 30, 2003. The hearing procedures were discontinued after the parties negotiated a methodology for resolution of the claim, and an administrative resolution has been signed by the Fiscal Intermediary and us to settle the amount, which will be determined later in 2003. For another specific issue involving a staffing cost issue totaling $7.3 million, a settlement of the first year of seven specific claim years was reached prior to the PRRB hearing, and an agreement has been reached with the Fiscal Intermediary to continue to negotiate the remaining years in dispute. Further negotiations on the remaining years under appeal are to occur during 2003. No adjustment to the receivable amount can be determined until negotiations are concluded on a majority of the remaining claim years under appeal. As of March 31, 2003 we had $59.4 million in gross Medicare and Medicaid settlement receivables with a related allowance for doubtful accounts of $15.4 million. The net amounts receivable represents our estimate of the amount collectible on Medicare and Medicaid prior period cost reports.

         We entered into a Preferred Provider Agreement with Omnicare, Inc. pursuant to the divestiture of its pharmacy operation in 1998. We and Omnicare are currently negotiating the 2001 and 2002 pricing of drugs for Medicare residents and should this matter not be settled, the matter will be taken to arbitration. In connection with its agreement to provide pharmacy services, Omnicare has requested arbitration for an alleged lost profits claim relating to our disposition of assets, primarily in Florida. Damage amounts, if any cannot be reasonably estimated based on information available at this time. An arbitration hearing for this matter has not been scheduled. We believe that we have interpreted correctly and complied with the terms of the Preferred Provider Agreement; however there can be no assurances that other claims will not be made with respect to this agreement.

 RESULTS FROM OPERATIONS:

         The following table sets forth details of revenues and earnings as a percentage of total revenues:

                                                                THREE MONTHS
                                                                   ENDED
                                                                  MARCH 31,
                                                        ----------------------------
                                                          2003                2002
                                                        ----------        ----------
Revenues:
     Nursing and assisted living centers..........           96.9%            96.3%
     Outpatient therapy...........................            1.3              1.2
     Other........................................            1.8              2.5
                                                        ----------        ----------
                                                            100.0            100.0
 Expenses:
     Operating and general and administrative
        costs.....................................           89.1             88.2
     Lease, depreciation and amortization.........            5.4              6.3
     Interest, net................................            3.8              4.0
                                                        ----------        ----------
     Earnings (loss) before taxes.................            1.8              1.5
     Provision (benefit) for income taxes.........            0.7              0.7
                                                        ----------        ----------
          Net earnings (loss).....................            1.1%             0.8%
                                                        ==========        ==========

         Average occupancy in our long-term care facilities was as follows:

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                                ---------
                                                            2003           2002
                                                            ----           ----
Skilled nursing facilities........................         91.3%           89.5%
Assisted living facilities........................         85.5%           81.8%

THREE MONTHS ENDED MARCH 31, 2003 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2002

REVENUES

          Revenues in the three months ended March 31, 2003 ("2003 quarter") were $211.4 million, representing an increase of $13.2 million, or 6.7%, from $198.2 million in the three months ended March 31, 2002 ("2002 quarter"). Outpatient therapy and other revenues declined by $0.6 million primarily due to the sale of the previously leased facilities to Tandem.

               Revenues from nursing and assisted living facilities increased $13.8 million due to:

           o a 2.0% increase in nursing resident census from an average daily census of 12,618 in the 2002 quarter to 12,875 in the 2003 quarter, which increased revenues by $4.1 million;

           o an increase in Medicare residents from 13.0% of total residents in the 2002 quarter to 15.3% in the 2003 quarter, which increased revenues by $4.0 million;

           o a 4% increase in the average daily nursing Medicaid rate, which increased revenues by $3.2 million;

           o increases in other average daily nursing rates, which resulted in additional revenues of $2.0 million;

           o an increase in nursing ancillary revenues of $1.9 million, primarily due to increased therapy services;

          o a recovery of $1.5 million in Medicaid revenues as the outcome of a favorable court decision in the State of Ohio relating to the recovery of alleged government overpayments for adjudicated Medicaid cost report periods. The Company continues to review prior year cost report settlements as it relates to the court's decision;

          o an increase in assisted living revenues of $0.7 million due to increased occupancy and higher rates; and

          o an increase of $0.2 million when comparing periods due to more favorable cost settlements in 2003.

         These increases were offset by a decrease of $3.8 million in Medicare revenue primarily relating to the expiration of the Legislative Add-ons as of October 1, 2002.

         Our key Medicare and Medicaid results and statistics for our nursing operations, including ancillary revenues, for the three months ended March 31, 2003 and 2002 are summarized as follows:

                                                         MEDICARE                               MEDICAID
                                         ---------------------------------------  -----------------------------------
                                             2003          2002        CHANGE         2003         2002        CHANGE
                                         ------------  ------------ ------------  ------------ ------------    ------
          Average daily rate.........      $  318        $  337         (5.6%)       $  132       $  125         5.6%
          Residents as a percent of          15.3%         13.0%        17.7%          67.4%        68.6%       (1.7%)
          total......................
          Average daily census.......       1,966         1,640         19.9%         8,675        8,653         0.3%

         The Medicare Part A average daily rate decreased from $312.32 for the 2002 quarter to $290.78 for the 2003 quarter, primarily relating to the loss of Legislative Add-ons as discussed above.


OPERATING AND GENERAL AND ADMINISTRATIVE COSTS

         Operating and general and administrative costs increased $13.5 million, or 7.7%, between periods, and included increases of:

          o wages and benefits of $8.4 million and contracted staffing for food and laundry services of $2.4 million totaling $10.8 million, or a 8.7% increase, of which 5.8% is attributable to wage rate increases;

          o drug expense of $0.8 million due to higher resident census and higher drug prices;

          o supplies expense of $0.9 million primarily due to higher occupancy; and

          o other operating and general and administrative expenses of $1.6 million.

         These increases were partially offset by a $0.6 million decrease in bad debt expense.

LEASE COSTS, DEPRECIATION AND AMORTIZATION

         Depreciation and amortization decreased $0.2 million to $9.2 million for the 2003 quarter compared to $9.4 million for the 2002 quarter. Lease costs decreased $0.8 million when comparing periods, including $0.5 million as a result of the purchase of previously leased facilities in 2002 and $0.3 million relating to other facilities that we continue to operate.

INTEREST

         Interest expense, net of interest income, decreased $0.1 million to $7.9 million for the 2003 quarter compared to $8.0 million for the 2002 quarter. The weighted average interest rate of all long-term debt decreased to 7.74% during the 2003 quarter compared to approximately 7.82% during the 2002 quarter. Net interest expense was net of net interest income of $1.1 million from interest rate swaps in the 2003 quarter and included $0.7 million of net interest expense from interest rate swaps in the 2002 quarter. The average debt level increased to $398.1 million during the 2003 quarter compared to $384.2 million during the 2002 quarter.

INCOME TAXES

         Income tax expense for the 2003 quarter was $1.5 million compared to $1.3 million for the 2002 quarter. Our effective tax rate was 40.2% for the 2003 quarter as compared to 43.9% for the 2002 quarter. When we assess the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and record a valuation allowance, if required. The ultimate realization of deferred tax assets depends upon us generating future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies when we make this assessment.


NET EARNINGS

         Net earnings for the 2003 quarter were $2.3 million compared to $1.7 million for the 2002 quarter. The improvement in net earnings is due to the reasons described above.


RELATED PARTY TRANSACTIONS

         We insure certain risks, including comprehensive general liability, property coverage and excess workers' compensation/employer's liability insurance, with Laurier Indemnity Company and Laurier Indemnity Ltd., affiliated insurance subsidiaries of Extendicare Inc. We recorded approximately $2.6 million and $2.7 million of expenses for this purpose for the three months ended March 31, 2003 and 2002, respectively.

         We purchase computer hardware and software support services from Virtual Care Provider, Inc., an affiliated subsidiary of Extendicare Inc. Expenses related to these services were $1.4 million and $1.6 million for the three months ended March 31, 2003 and 2002, respectively.


LIQUIDITY AND CAPITAL RESOURCES

         We had cash and cash equivalents of $24.9 million at March 31, 2003 and $27.0 million at December 31, 2002. We generated cash flow of $4.5 million from operating activities for the three months ended March 31, 2003 compared with $10.4 million in the comparable period in 2002. The $5.9 million reduction in cash flow from operations was primarily the result of a net decrease in 2003 of $4.6 million in accounts payable and accrued liabilities compared to a net increase in 2002 of $8.5 million. This item was partially offset by decreased payments in 2003 of self-insured general liability claims of $3.6 million and decreased payments of amounts due to an affiliate for insurance of $3.8 million.

         Our working capital, excluding cash and borrowings included in current liabilities, increased $3.5 million from $14.3 million at December 31, 2002 to $17.8 million at March 31, 2003. The increase resulted primarily from a $4.6 million net decrease in accounts payable and accrued liabilities and an increase in supplies, inventories and other current assets of $1.9 million primarily due to payments for insurance. These increases in working capital were partially offset by a $3.1 million decrease in accounts receivable.

         Accounts receivable at March 31, 2003 were $101.0 million compared with $104.1 million at December 31, 2002, representing a decrease of $3.1 million. The reduction in accounts receivable included a $3.2 million decrease within the nursing operations and an increase of $0.1 million within the outpatient therapy operations. Within the nursing operations, billed patient care and other receivables decreased $0.9 million and third-party payor settlement receivables, based on Medicare and Medicaid cost reports, decreased $2.3 million. The decrease in billed patient care receivables of $0.9 million included a decrease of $2.4 million due to our improved collection efforts. The remaining increase of $1.5 million was due to rate increases.

         The decrease in settlement receivables of $2.3 million from December 31, 2002 to March 31, 2003 included decreases of $0.8 million from collections of Medicare settlements, $1.6 million for collections of Medicare co-insurance amounts recorded as revenue in 2002 and $2.4 million for Medicaid cost report settlements. These decreases were partially offset by an increase of $2.5 million in revenue in 2003 for anticipated Medicare reimbursement for uncollectible co-insurance amounts.

         Property and equipment decreased $3.5 million from December 31, 2002 to a total of $449.6 million at March 31, 2003. The decrease was the result of depreciation expense of $8.2 million and asset disposals of $0.1 million. These decreases were partially offset by capital expenditures of $4.8 million.

         Total borrowings, including bank indebtedness and both current and long-term maturities of debt, totaled $398.0 million at March 31, 2003. This represents a decrease of $2.8 million from December 31, 2002. This decrease is due to repayments.

         The weighted average interest rate of all of our long-term debt was 7.62% at March 31, 2003 and 7.74% for the quarter ended March 31, 2003 (including the effects of the interest rate swap and cap) and such debt had maturities ranging from 2003 to 2014.

         As of March 31, 2003, our parent, Extendicare Inc., held $27.9 million, or 14.0%, of our outstanding Senior Subordinated Notes.

         Cash used in investing activities increased $4.1 million to $4.4 million for the three months ended March 31, 2003 compared to $0.3 million for the comparable period of 2002. The increase was primarily due to an increase of $1.6 million in purchases of property and equipment, a decrease in the proceeds from the sale of property and equipment of $1.7 million and a decrease in the collection of notes receivable of $0.9 million.

         Cash used in financing activities was $2.3 million for the three months ended March 31, 2003 compared to $8.1 million in the comparable period of 2002. The decrease of $5.8 million was due to decreased payments of debt totaling $23.7 million, offset by the following:

          o a decrease in proceeds of $11.0 million from the issuance of long-term debt;

          o    a $6.5 million increase in cash used for bank indebtedness; and

          o    a $0.4 million increase in cash used for other liabilities.

         On June 28, 2002, we refinanced all outstanding indebtedness under our then existing credit facility with the proceeds from the issuance of our 9.5% Senior Notes due 2010 and we entered into a new credit facility that provides senior secured financing of up to $105.0 million on a revolving basis. As of March 31, 2003, we did not have any borrowings outstanding under this new credit facility, but we had $41.4 million of letters of credit outstanding thereunder. The new credit facility will terminate on June 28, 2007. Borrowings drawn during the first four fiscal quarters following closing of the new credit facility will initially bear interest, at our option, at an annual rate equal to:

           o   LIBOR, plus 3.50%; or

           o   the Base Rate, as defined in our new credit facility, plus 2.50%;

thereafter, in each case, subject to adjustments based on financial performance. Our obligations under the new credit facility are guaranteed by:

           o   Extendicare Holdings, Inc., our direct parent;

           o each of our current and future domestic subsidiaries excluding certain inactive subsidiaries; and

           o any other current or future foreign subsidiaries that guarantee or otherwise provide direct credit support for any U.S. debt obligations of ours or any of our domestic subsidiaries.

         Our obligations are secured by a perfected first priority security interest in certain of our tangible and intangible assets and all of our and our subsidiary guarantors' capital stock. The new credit facility is also secured by a pledge of 65% of the voting stock of our and our subsidiary guarantors' foreign subsidiaries, if any. Our new credit facility contains customary covenants and events of default and is subject to various mandatory prepayments and commitment reductions. The new credit facility requires that we comply with various financial covenants, on a consolidated basis including:

          o a minimum fixed charge coverage ratio starting at 1.10 to 1 and increasing to 1.20 to 1 in 2005;

          o a minimum tangible net worth starting at 85% of our tangible net worth at March 31, 2002 and increasing by 50% of our net income for each fiscal quarter plus 100% of any additional equity we raise;

          o a maximum senior leverage ratio starting at 4.25 to 1 and reducing to 4.00 to 1 in 2005; and

          o a maximum senior secured leverage ratio starting at 1.75 to 1 and reducing to 1.50 to 1 in 2005.

         We are in compliance with these financial covenants as of March 31, 2003.

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

OFF BALANCE SHEET ARRANGEMENTS

         We have no significant off balance sheet arrangements except for the five-year interest rate swap and the five-year interest rate cap which are described above.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Quantitative Disclosures

         The table below presents principal, or notional, amounts and related weighted average interest rates by year of maturity for our debt obligations and interest rate swaps as of March 31, 2003 (dollars in thousands):

                                                                                                                        FAIR
                                                                                                                     VALUE OF
                                                                                                AFTER                LIABILITY
                                             2003     2004      2005     2006      2007         2007        TOTAL     (ASSET)
                                           -------- --------  -------- --------  --------   ----------- -----------   -------
      LONG-TERM DEBT:
      Fixed Rate.......................... $  581   $  756    $  733   $  698    $203,491    $ 159,770   $ 366,030    $331,221
      Average Interest Rate...............   7.46%    7.69%     7.76%    7.64%       9.32%        9.59%       9.42%
      Variable Rate.......................     --       --        --       --          --    $  32,000   $  32,000    $ 28,010
      Average Interest Rate...............     --       --        --       --          --         1.24%       1.24%
      INTEREST RATE SWAPS: (fixed to
        variable)
      Notional Amount.....................     --       --        --       --          --    $ 150,000   $ 150,000    $ (9,156)
      Average Pay Rate (variable rate)....     --       --        --       --          --           --        6.08%
      Average Receive Rate (fixed              --       --        --       --          --           --        9.35%
      rate)...............................
      INTEREST RATE CAPS:
        Notional Amount...................     --       --        --       --          --    $ 150,000   $ 150,000    $    883

         The above table incorporates only those exposures that existed as of March 31, 2003 and does not consider those exposures or positions which could arise after that date or future interest rate movements. As a result, the information presented above has limited predictive value. Our ultimate results with respect to interest rate fluctuations will depend upon the exposures that occur, our hedging strategies at the time and interest rate movements.



ITEM 4.                CONTROLS AND PROCEDURES

         Within 90 days of the date of this report, an evaluation was conducted under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d-14(c) under the Securities and Exchange Act of
1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective, as of the date of such evaluation, in timely alerting them to material information relating to the Company (including our consolidated subsidiaries) required to be included in the our periodic SEC filings.

         No significant changes were made in our internal controls nor were there other factors that could significantly affect these controls subsequent to the date of that evaluation.

                                     PART II
                                OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         There are no material pending legal proceedings other than litigation arising in the ordinary course of business. Management believes, on the basis of information furnished by legal counsel, that none of these actions will have a material effect on the financial position or results of operations of the Company. Refer to the paragraphs which discuss litigation and the Omnicare Preferred Provider Agreement in note 8 of the condensed consolidated financial statements.

ITEM 2.           CHANGE IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.           OTHER INFORMATION

         None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      List of Exhibits:

         99.1 Certification Pursuant to 18 U.S.C. Section 1350 -- Chairman of the Board and Chief Executive Officer
         99.2 Certification Pursuant to 18 U.S.C. Section 1350 -- Vice President, Chief Financial Officer and Treasurer

 (b)     Reports on Form 8-K
                  None.

                        EXTENDICARE HEALTH SERVICES, INC.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        EXTENDICARE HEALTH SERVICES, INC.

Date: May 14, 2003                  By:   /s/ Mark W. Durishan
     -------------                        --------------------
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

         /s/ Mel Rhinelander
        --------------------
         Mel Rhinelander
         Chairman of the Board and Chief Executive Officer
         May 14, 2003

                                  CERTIFICATION

I, Mark W. Durishan, Vice-President, Chief Financial Officer and Treasurer of Extendicare Health Services, Inc., certify that:

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

         /s/ Mark W. Durishan
        ---------------------
         Mark W. Durishan
         Vice President, Chief Financial Officer and Treasurer
         May 14, 2003

                        EXTENDICARE HEALTH SERVICES, INC.
                                  EXHIBIT INDEX



99.1 Certification Pursuant to 18 U.S.C. Section 1350 -- Chairman of the Board and Chief Executive Officer

99.2 Certification Pursuant to 18 U.S.C. Section 1350 -- Vice President, Chief Financial Officer and Treasurer