Form 10-Q
period 2003-06-30
EXTENDICARE HEALTH SERVICES INC
filed 2003-08-13
CIK 1052024

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C 20549

                                  -----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934

    For the quarterly period ended JUNE 30, 2003

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

                                 Yes [ ] No [X]

           Common Stock - authorized 1,000 shares, $1.00 par value; issued and outstanding 947 shares as of August 12, 2003. All issued and outstanding shares of Common Stock are held indirectly by Extendicare Inc., a publicly traded Canadian company.

EXTENDICARE HEALTH SERVICES, INC.

                                      INDEX

PART I     FINANCIAL INFORMATION:                                                                                PAGE

Item 1     Financial Statements:
           Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended
                  June 30, 2003 and 2002...................................................................         3
           Condensed Consolidated Balance Sheets, June 30, 2003 and December 31, 2002......................         4
           Condensed Consolidated Statements of Cash Flows for the Six Months Ended
                 June 30, 2003 and 2002....................................................................         5
           Notes to Condensed Consolidated Financial Statements............................................         6
Item 2     Management's Discussion and Analysis of Financial Condition and Results of Operations...........        14
Item 3     Quantitative and Qualitative Disclosures About Market Risk......................................        25
Item 4        Controls and Procedures.....................................................................         26

PART II    OTHER INFORMATION:

Item 1     Legal Proceedings...............................................................................        27
Item 2     Changes in Securities and Use of Proceeds.......................................................        27
Item 3     Defaults Upon Senior Securities.................................................................        27
Item 4     Submission of Matters to a Vote of Security Holders.............................................        27
Item 5     Other Information...............................................................................        27
Item 6     Exhibits and Reports on Form 8-K................................................................        27

SIGNATURES  ...............................................................................................        28

EXHIBIT INDEX..............................................................................................        29

CERTIFICATIONS.............................................................................................        30

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

                        EXTENDICARE HEALTH SERVICES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                             (DOLLARS IN THOUSANDS)


                                                              THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                                  2003           2002            2003             2002
                                                               ---------       ---------       ---------       ---------
REVENUES:
  Nursing and assisted living centers ...................      $ 206,204       $ 194,906       $ 411,009       $ 385,904
  Outpatient therapy ....................................          3,084           2,642           5,728           5,094
  Other .................................................          3,970           4,230           7,947           9,021
                                                               ---------       ---------       ---------       ---------
                                                                 213,258         201,778         424,684         400,019
COSTS AND EXPENSES (INCOME):
  Operating .............................................        179,045         168,572         359,541         335,176
  General and administrative ............................          7,721           8,332          15,559          16,543
  Lease costs ...........................................          2,285           2,680           4,536           5,714
  Depreciation and amortization .........................          9,149           9,411          18,310          18,845
  Interest expense ......................................          8,566           7,640          17,061          15,970
  Interest income .......................................           (482)           (468)         (1,125)           (810)
  Loss (gain) on disposal of assets .....................             --          (3,961)             --          (3,961)
  Provision for closure and exit costs and other items ..             --           5,293              --           5,293
  Loss on early retirement of debt ......................             --           2,849              --           2,849
                                                               ---------       ---------       ---------       ---------
                                                                 206,284         200,348         413,882         395,619
                                                               ---------       ---------       ---------       ---------
EARNINGS BEFORE INCOME TAXES ............................          6,974           1,430          10,802           4,400
Income tax expense ......................................          2,793             923           4,333           2,236
                                                               ---------       ---------       ---------       ---------
NET EARNINGS ............................................      $   4,181       $     507       $   6,469       $   2,164
                                                               =========       =========       =========       =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        EXTENDICARE HEALTH SERVICES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2003 AND DECEMBER 31, 2002
                    (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)

                                                            JUNE 30,      DECEMBER 31,
                                                              2003            2002
                                                           ----------     ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents .........................      $  38,858       $  27,016
  Accounts receivable, less allowances of $11,402
     and $9,309, respectively .......................         98,907         104,064
  Supplies, inventories and other current assets ....          8,281           7,226
  Income taxes receivable ...........................            384             518
  Deferred state income taxes .......................          5,751           5,810
  Due from shareholder and affiliates:
    Federal income taxes receivable .................         11,366          12,292
    Deferred federal income taxes ...................         29,399          29,647
    Other ...........................................          6,043           4,493
                                                           ---------       ---------
     Total current assets............................        198,989         191,066
Property and equipment ..............................        445,495         453,119
Goodwill and other intangible assets ................         75,761          76,339
Other assets ........................................        112,507         112,410
                                                           ---------       ---------
     Total Assets ...................................      $ 832,752       $ 832,934
                                                           =========       =========

LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES:
  Bank indebtedness .................................      $     579       $   2,656
  Current maturities of long-term debt ..............            727             716
  Accounts payable ..................................         19,921          20,850
  Accrued liabilities ...............................         99,529         100,879
  Current portion of accrual for self-insured
    liabilities......................................         23,000          28,000
                                                           ---------       ---------
     Total current liabilities.......................        143,756         153,101
Accrual for self-insured liabilities ................         24,770          27,089
Long-term debt ......................................        397,181         397,434
Deferred state income taxes .........................          9,023           8,495
Other long-term liabilities .........................         41,467          40,749
Due to shareholder and affiliates:
  Deferred federal income taxes .....................         45,895          43,381
  Other .............................................          3,484           3,484
                                                           ---------       ---------
     Total liabilities...............................        665,576         673,733
                                                           ---------       ---------
SHAREHOLDER'S EQUITY:
  Common stock, $1 par value, 1,000 shares
    authorized, 947 shares issued and outstanding....              1               1
  Additional paid-in capital ........................        208,787         208,787
  Accumulated other comprehensive loss ..............           (883)         (2,388)
  Accumulated deficit ...............................        (40,729)        (47,199)
                                                           ---------       ---------
     Total Shareholder's Equity......................        167,176         159,201
                                                           ---------       ---------
     Total Liabilities and Shareholder's Equity .....      $ 832,752       $ 832,934
                                                           =========       =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        EXTENDICARE HEALTH SERVICES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                             (DOLLARS IN THOUSANDS)


                                                                 SIX MONTHS ENDED  SIX MONTHS ENDED
                                                                   JUNE 30, 2003     JUNE 30, 2002
                                                                 ----------------  ----------------
OPERATING ACTIVITIES:
Net earnings ..................................................      $   6,469       $   2,164
Adjustments to reconcile net earnings to net cash
      provided from operating activities:
      Depreciation and amortization ...........................         18,310          18,845
      Amortization of deferred financing costs ................            746           1,028
      Provision for uncollectible accounts receivable .........          5,097           5,349
      Provision for self-insured liabilities ..................          3,000           2,625
      Payment of self-insured liability claims ................        (10,319)        (14,496)
      Deferred income taxes ...................................          2,362           1,848
      Gain on disposal of assets ..............................             --          (3,961)
      Provision for closure and exit costs and other items ....             --           5,293
      Loss on early retirement of debt ........................             --           2,849

Changes in assets and liabilities:
      Accounts receivable .....................................            (24)          2,122
      Supplies, inventories and other current assets ..........         (1,056)           (603)
      Accounts payable ........................................           (929)         (3,911)
      Accrued liabilities .....................................         (1,135)          6,783
      Income taxes payable/receivable .........................            134             (18)
      Current due to shareholder and affiliates ...............           (623)         (5,734)
                                                                     ---------       ---------
         Cash provided from operating activities ..............         22,032          20,183
                                                                     ---------       ---------

INVESTING ACTIVITIES:
      Payments for purchase of property and equipment .........         (8,875)         (7,445)
      Proceeds from sale of property and equipment ............             28          14,267
      Changes in other non-current assets .....................            548           1,459
                                                                     ---------       ---------
         Cash (used for) provided from investing activities ...         (8,299)          8,281
                                                                     ---------       ---------

FINANCING ACTIVITIES:
     Proceeds from issuance of long-term debt .................             --         160,625
     Payments of deferred financing costs .....................             --          (7,090)
     Other long-term liabilities ..............................            444           1,720
      Payments of long-term debt ..............................           (259)       (155,259)
      Repayments of bank indebtedness .........................         (2,076)           (590)
                                                                     ---------       ---------
         Cash used for financing activities ...................         (1,891)           (594)
                                                                     ---------       ---------

INCREASE IN CASH AND CASH EQUIVALENTS .........................         11,842          27,870
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ................         27,016             997
                                                                     ---------       ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ......................      $  38,858       $  28,867
                                                                     =========       =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

    Extendicare Health Services, Inc. and its subsidiaries (hereafter referred to as the "Company", unless the context requires otherwise) operates in one reporting segment, nursing and assisted living facilities, throughout the United States. The Company is an indirect wholly owned subsidiary of Extendicare Inc. ("Extendicare"), a Canadian publicly traded company.

BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements as of, and for the three and six month periods ended June 30, 2003 and 2002 are unaudited and have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and the footnotes required by generally accepted accounting principles in the United States of America for complete statements. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. The condensed consolidated balance sheet information as of December 31, 2002 has been derived from audited financial statements.

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

    In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Direct Guarantees of Indebtedness of Others." FIN 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 also elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. The recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements for interim or annual periods ending after December 15, 2002. The Company has no guarantees as defined in FIN 45.

    In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 addresses consolidation by business enterprises of "variable interest entities," which have one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, and/or (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest:
(a) the direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights, (b) the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities, and/or (c) the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses. Not-for-profit organizations are not subject to FIN 46 unless they are used by business enterprises in an attempt to circumvent the provisions of this Interpretation. If a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity must be included in the consolidated financial statements of the business enterprise. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company expects that FIN 46 will not have a material effect on its financial statements.


3. GAIN ON DISPOSAL OF ASSETS, PROVISION FOR CLOSURE AND EXIT COSTS, AND IMPAIRMENT OF LONG-LIVED ASSETS

    In May 2002, Tandem Health Care, Inc. ("Tandem") exercised its option to purchase seven leased properties in Florida from the Company for gross proceeds of $28.6 million, consisting of cash of $15.6 million and $13.0 million in 8.5% five-year notes (net proceeds of $25.5 million). Until this date, Tandem operated these facilities under a lease agreement with a purchase option. The carrying value of the seven facilities was $21.5 million. The Company applied $12.4 million of the proceeds to reduce bank debt and, as a result recorded a gain on the sale of the assets of $4.0 million, inclusive of the deferred gain of $2.2 million from the sale of two leased nursing properties in April 2001. The Company deferred the gain from the April 2001 transaction in accordance with Statement of Financial Accounting Standard No. 66. The May 2002 transaction also involved the conversion of $1.9 million in preferred shares received in the April 2001 transaction into $1.9 million 8.5% notes, due in April 2006.

    In May 2002, the Company recorded a provision for closure and exit costs relating to the divested Florida operations of $5.3 million relating to cost report settlement issues, and the settlement of claims with suppliers and employees.

    Below is a summary of activity of the accrued liabilities balance relating to divested operations and facility closures:

                                            RESIDENT
                               EMPLOYEE   LIABILITY AND   RENT      OTHER
                             TERMINATION  OTHER CLAIMS   EXPENSE  EXPENSES(1)   TOTAL
                             -----------  ------------   -------  -----------   -----
                                                   (IN THOUSANDS)
Balance December 31, 2000...         32           --        698       2,784      3,514
  Cash Payments.............     (1,377)      (1,113)      (234)     (5,016)    (7,740)
  Provisions................      1,399        3,163       (464)      8,130     12,228
                               --------      -------     ------     -------   --------
Balance December 31, 2001...         54        2,050         --       5,898      8,002
                               --------      -------     ------     -------   --------
  Cash Payments.............         --       (1,231)        --      (3,460)    (4,691)
  Provisions(2).............         --          295         --       6,112      6,407
                               --------      -------     ------     -------   --------
Balance December 31, 2002...         54        1,114         --       8,550      9,718
  Cash Payments.............         --         (572)        --        (376)      (948)
                               --------      -------     ------     -------   --------

Balance June 30, 2003.......   $     54      $   542     $   --     $ 8,174   $  8,770
                               ========      =======     ======     =======   ========

(1) The liability for other expenses consists of amounts reserved for cost report and other settlements with the states of Florida and Texas and other Medicare fiscal intermediaries, collection of receivables, and settlement of claims with suppliers and employees.

(2) The provision of $6.4 million for 2002 includes the provision for closure and exit costs of $5.3 million and selling expenses relating to the sale of assets to Tandem and other items of $1.1 million.


4.  ACQUISITION OF PREVIOUSLY-LEASED FACILITIES

     On October 1, 2002 the Company completed a transaction in which it exercised its right to acquire seven previously-leased nursing facilities in the states of Ohio and Indiana for $17.9 million. The purchase included cash of $7.4 million and a $10.5 million interest bearing 10-year note. Negotiation on the interest rate continues with the vendor who holds the note and, failing any agreement, will be settled through arbitration.


5.  OTHER ASSETS

    The Company is pursuing settlement of a number of outstanding Medicaid and Medicare receivables. As of June 30, 2003 the balance of outstanding Medicaid and Medicare receivables was $44.2 million, net of an allowance of $15.4 million. For one specific issue involving the allocation of overhead costs totaling $14.8 million, the first of three specific claim years was presented to the Provider Reimbursement Review Board ("PRRB") at a hearing on January 30, 2003. The hearing procedures were discontinued after the parties negotiated a methodology for resolution of the claim, and an administrative resolution has been signed by the Fiscal Intermediary ("FI") and the Company to settle the amount, which will be determined later in 2003. For another specific issue involving a staffing cost matter totaling $7.3 million, a settlement of the first year of seven specific claim years was reached prior to the PRRB hearing, and the Company continues to negotiate the remaining years in dispute with the FI. For both issues, further negotiations on the remaining years under appeal are to occur during 2003.

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

    Concurrent with the sale of the Senior Notes, the Company established a new five-year $105 million senior secured revolving credit facility (the "Credit Facility") that is used to back letters of credit and for general corporate purposes. Borrowings under the Credit Facility bear interest, at the Company's option, at the Eurodollar rate or the prime rate, plus applicable margins, depending upon the Company's leverage ratio. As of June 30, 2003 the Company had no borrowings under the Revolving Credit Facility. The unused portion of the Revolving Credit Facility, that is available for working capital and corporate purposes, after reduction for outstanding letters of credit of $41.4 million, was $63.6 million as of June 30, 2003.

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

        YEAR          PERCENTAGE
        ----          ----------
2006.................  104.750%
2007.................  102.375%
2008 and thereafter..  100.000%

    The Company is in compliance with the financial covenants as of June 30, 2003.

    The Company has no independent assets or operations, the guarantees of the Senior Notes are full and unconditional, and joint and several, and any of the Company's subsidiaries that do not guarantee the Senior Notes are minor.


7.  ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Objectives and Strategies Prior to Issuance of Senior Notes

    Prior to the issuance of the Senior Notes in June 2002, the Company had variable-rate long-term debt of approximately $124.5 million, which exposed the Company to variability in interest payments due to changes in interest rates. The Company hedged a portion of its variable-rate debt through interest rate swaps designated as cash-flow hedges with a notional amount of $25 million maturing in February 2003 under which the Company received variable interest rate payments and made fixed-rate interest payments. When the Company issued the fixed-rate Senior Notes these interest rate swaps were terminated by the Company in June 2002 with a cash payment of $0.6 million and charged to loss on early retirement of debt.

Objectives and Strategies After Issuance of Senior Notes

    After the issuance of the Senior Notes, all but $32 million of the Company's outstanding debt obligations have fixed interest rates. In June 2002, the Company entered into an interest rate swap (used to hedge the fair value of fixed-rate debt obligations) with a notional amount of $150 million maturing in December 2007. Under this swap, the Company pays a variable rate of interest equal to the one-month London Interbank Borrowing rate ("LIBOR") (1.18% as of June 30, 2003), adjustable monthly, plus a spread of 4.805% and receives a fixed rate of 9.35%. Under the terms of the interest rate swap, the counterparty can call the swap upon 30 days notice. This swap is designated as a fair value hedge and, as a result, changes in the market value of the swap had no impact on the income statement during 2002 or 2003.

    Also in June 2002, the Company entered into an interest rate cap with a notional amount of $150 million maturing in December 2007. Under this cap, the Company pays a fixed rate of interest equal to 0.24% and receives a variable rate of interest equal to the excess, if any, of the one-month LIBOR rate, adjusted monthly, over the cap rate of 7%. Under the terms of the interest rate cap, the counterparty can call the cap upon 30 days notice. A portion of the interest rate cap with a notional amount of $32 million is designated as a hedging instrument (cash-flow hedge) to effectively limit possible increases in interest payments under variable-rate debt obligations. The remainder of the interest rate cap with a notional amount of $118 million is used to offset increases in variable-rate interest payments under the interest rate swap to the extent one-month LIBOR exceeds 7%. This portion of the interest rate cap is not designated as a hedging instrument under SFAS 133.

Quantitative Disclosures

    Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair-value hedge, along with the loss or gain on the hedged asset or liability of the hedged item that is attributable to the hedged risk, are recorded in earnings. Changes in the fair value of cash flow hedges are reported as Accumulated Other Comprehensive Income ("AOCI") as a component of Shareholder's Equity. Changes in the fair value of the portion of the interest rate cap not designated as a hedging instrument is reported in earnings. As of June 30, 2003, the fair value of the interest rate swap designated as a fair value hedge is an asset of $6.7 million and is offset by a liability of $6.7 million relating to the change in market value of the hedged item (long-term debt obligations). The fair value of the cash-flow hedges is a liability recorded in other long-term liabilities of $0.2 million as of June 30, 2003 and the loss charged to AOCI (net of income tax effect) for the six months ended June 30, 2003 was $24,000. The fair value of the portion of the interest rate cap not designated as a hedging instrument is a liability recorded in other long-term liabilities as of June 30, 2003 of $1.0 million. During the remainder of 2003, none of the gains or losses in AOCI (net of income tax effect) related to the interest rate cap are expected to be reclassified into interest expense as a yield adjustment of the hedged debt obligation.


8.  COMMITMENTS AND CONTINGENCIES

Capital Expenditures

    At June 30, 2003, the Company had capital expenditure purchase commitments outstanding of approximately $4.2 million relating to on-going capital improvements and purchases. In addition, the Company has entered into construction agreements for the expansion of four assisted living facilities (86 units) and two skilled nursing facilities (38 beds) and the addition of one new assisted living facility (40 units). These projects are expected to be completed in 2004 at an approximate cost of $15.0 million and capital expenditure commitments totaling $12.0 million have been made.


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

Omnicare Preferred Provider Agreement

    In 1998, the Company disposed of its pharmacy operations to Omnicare, Inc. ("Omnicare"). Subsequently, the Company entered into a Preferred Provider Agreement with Omnicare, the terms of which enabled Omnicare to execute Pharmacy Service Agreements and Consulting Service Agreements with all of the Company's skilled nursing facilities. Under the terms of the agreement, the Company secured "per diem" pricing arrangements for pharmacy supplies for the first four years of the Agreement, which period expired December 2002. The Preferred Provider Agreement contains a number of provisions which involve sophisticated calculations to determine the "per diem" pricing during this first four-year period. Under the "per diem" pricing arrangement, pharmacy costs fluctuate based upon occupancy levels in the facilities. The "per diem" rates were established assuming a declining "per diem" value over the initial four years of the contract to coincide with the phase-in of the Medicare Prospective Payment System ("PPS") rates. Omnicare subsequently asserted that "per diem" rates for managed care and Medicare beneficiaries are subject to an upward adjustment based upon a comparison of per diem rates to pricing models based on Medicaid rates.

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

    In 2002, in connection with its agreements to provide pharmacy services to the Company, Omnicare requested arbitration for an alleged lost profits claim related to the Company's disposition of assets, primarily in Florida. Damage amounts, if any, cannot be reasonably estimated based on information available at this time. An arbitration hearing has not yet been scheduled. The Company believes it has interpreted correctly and has complied with the terms of the Preferred Provider Agreement. However, there can be no assurance that other claims will not be made with respect to the agreement.

9.  COMPREHENSIVE INCOME

    Comprehensive Income is as follows for the periods shown (dollars in thousands):

                                                  THREE MONTHS       THREE MONTHS      SIX MONTHS       SIX MONTHS
                                                      ENDED              ENDED           ENDED            ENDED
                                                  JUNE 30, 2003      JUNE 30, 2002   JUNE 30, 2003    JUNE 30, 2002
                                                  -------------      -------------   -------------    -------------
NET EARNINGS .................................         $ 4,181          $   507          $ 6,469          $ 2,164

OTHER COMPREHENSIVE INCOME (LOSS):
    Unrealized gain (loss) on investments,
       before tax ............................           1,427             (342)           2,550           (1,200)
    Gain  (loss) on cash flow hedges,
       before tax ............................             (72)             818              (58)           1,576
                                                       -------          -------          -------          -------

    Other comprehensive income, before tax ...           1,355              476            2,492              376

    Income tax provision related to items
       of other comprehensive income .........             542              149              987               71
                                                       -------          -------          -------          -------
    Other comprehensive income, net of tax ...             813              327            1,505              305
                                                       -------          -------          -------          -------
COMPREHENSIVE EARNINGS .......................         $ 4,994          $   834          $ 7,974          $ 2,469
                                                       =======          =======          =======          =======

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

    On September 30, 2002 the Legislative Add-ons expired resulting in a reduction in Medicare funding for all long-term care providers. The Company estimates that based upon the Medicare case mix and census for the nine months ended September 30, 2002, it received an average rate of $31.22 per resident day related to the Legislative Add-ons. This decline in Medicare rates was partially offset by a 2.6% market basket increase received on October 1, 2002. For the six months ended June 30, 2003 the average daily Medicare Part A rate was $292.33, as compared to $311.77 for the six months ended June 30, 2002. Based upon the Medicare case mix and census for the six months ended June 30, 2003, the lower average Medicare Part A rate, primarily resulting from the loss of the Legislative Add-ons, reduced revenues by approximately $7.0 million for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002.

    With respect to the RUGs Refinements, on April 23, 2002 the Centers for Medicare and Medicaid Services ("CMS") announced that it would delay the refinement of the RUGs categories thereby extending the related funding enhancements for at least one additional year to September 30, 2003. In May 2003, CMS released a proposed rule to maintain the current RUGs classification until October 1, 2004. Further to this, Congress enacted legislation directing CMS to conduct a study of the RUGs classification system and report its recommendations to Congress by January 2005. The proposed federal 2003/2004 budget extends the additional funding for the RUGs Refinements to September 30, 2004. Based upon the Medicare case mix and census for the six months ended June 30, 2003, the Company estimates that it received an average $23.79 per resident day, which on an annualized basis amounts to $17.2 million related to the RUGs Refinements. A decision to discontinue all or part of the enhancement could have a significant impact on the Company.

    In July 2003, CMS announced that the moratorium on implementing payment caps for outpatient Part B therapy services, which were scheduled to take effect on July 1, 2003, would be extended to September 1, 2003. The impact of a payment cap cannot be reasonably estimated based on the information available at this time, however, such a cap would reduce therapy revenues.

    In February 2003, CMS announced its plan to reduce its level of reimbursement for uncollectible Part A co-insurance. Under current law, skilled nursing facilities are reimbursed 100% for any bad debts incurred. Over the next three years, CMS plans to phase down the reimbursement level to 70% as follows:
90% effective for the government fiscal year commencing October 1, 2003; 80% for the government fiscal year commencing October 1, 2004; and 70% for the government fiscal year commencing October 1, 2005 and thereafter. This plan is consistent with the bad debt reimbursement plan for hospitals. The Company estimates that should this plan be implemented, the impact on net earnings would be approximately $1.0 million in 2004, increasing to approximately $2.5 million in 2006. These estimates are based upon historical experience and known state reimbursement changes which may be different in the future and, as such, are subject to change.

    In June 2003, CMS announced a proposed cumulative forecast correction ("Administrative Fix") which would increase the Federal base payment rates by 3.26% effective October 1, 2003, for skilled nursing facilities. This would be in addition to the annual market basket increase announced by CMS in May 2003. The Administrative Fix increase of 3.26% and annual market basket increase of 3.0% have subsequently been confirmed through the release of the Federal Register dated August 2003. Both increases are effective October 1, 2003. The Company estimates that based on the Medicare case mix for the first six months of 2003, these proposed increases would add approximately $9.80 and $8.75 per Medicare day, respectively to the Company's average Medicare rates. Based on the Medicare patient days of the first half of 2003, the combined increases amount to additional annualized revenue of approximately $13.4 million going forward. However, the impact of this increase in revenue will be tempered by higher labor and other operating costs.

Assets from Divested Operations

    Through the divestiture program in Texas and Florida, the Company has assumed notes from the purchasers and retained ownership of certain nursing home properties, which the Company leases to other unrelated long-term care providers. In aggregate, as of June 30, 2003, the Company has $21.5 million in notes receivables and $9.6 million in accounts receivable and owns $16.6 million in nursing home properties in Texas and Florida. For the six months ended June 30, 2003 and 2002, the Company earned management and consulting fees of $0.5 million and $0.6 million, respectively, and rental revenue of $1.0 million and $2.4 million, respectively, from properties owned and leased to unrelated long-term care operators. As a result, the earnings and cash flow of the Company could be influenced by the financial stability of these unrelated long-term care providers.

Accrual for Self-Insured Liabilities

    The Company has $47.8 million in accruals for self-insured liabilities as of June 30, 2003. Though the Company has been successful in exiting from the states of Texas and Florida and limiting future exposure to general liability claims in these states, the timing and eventual settlement costs for these claims cannot be precisely defined.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

    Based on number of beds, we are one of the largest providers of long-term care and related services in the United States. As of June 30, 2003, we operated 139 nursing facilities (14,088 beds) and 35 assisted living and retirement facilities (1,732 units) located in 13 states. In addition, we managed 17 nursing facilities (2,254 beds) and five assisted living and retirement facilities (156 units) and provided selected consulting services to 40 nursing facilities (4,445 beds) and one assisted living facility (116 beds) owned by third parties. In total, we operated, managed or provided selected consulting services to 237 long-term care facilities (22,791 beds) in 16 states, of which 196 are nursing facilities (20,787 beds) and 41 are assisted living and retirement facilities (2,004 units).

FORWARD-LOOKING STATEMENTS

    This quarterly report on Form 10-Q contains forward-looking statements that are intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding anticipated financial performance, business strategy and management's plans and objectives for future operations, are forward-looking statements. These forward-looking statements can be identified as such because the statements generally include words such as "expect," "intend," "believe," "anticipate," "estimate," "plan" or "objective" or other similar expressions. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, these statements. Some, but not all, of the risks and uncertainties include those described in the "Risk Factors of the Industry" section of our Annual Report on Form 10-K for the year ended December 31, 2002 and include the following:

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

    We generate our revenue from Medicare, Medicaid and private pay sources. The following table sets forth our Medicare, Medicaid and private pay sources of revenue by percentage of total revenue:

                                    THREE MONTHS ENDED JUNE 30        SIX MONTHS ENDED JUNE 30,
                                    --------------------------        -------------------------
                                        2003         2002               2003           2002
                                        ----         ----               ----           ----
Medicare.............................  28.1%         25.5%             27.6%          25.5%
Medicaid.............................  47.7%         50.1%             48.3%          49.8%
Private Pay..........................  24.2%         24.4%             24.1%          24.7%



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

    On September 30, 2002 the Legislative Add-ons expired resulting in a reduction in Medicare funding for all long-term care providers. The Company estimates that based upon the Medicare case mix and census for the nine months ended September 30, 2002, it received an average rate of $31.22 per resident day related to the Legislative Add-ons. This decline in Medicare rates was partially offset by a 2.6% market basket increase received on October 1, 2002. For the six months ended June 30, 2003 the average daily Medicare Part A rate was $292.33, as compared to $311.77 for the six months ended June 30, 2002. Based upon the Medicare case mix and census for the six months ended June 30, 2003, the lower average Medicare Part A rate, primarily resulting from the loss of the Legislative Add-ons, reduced revenues by approximately $7.0 million for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002.

    With respect to the RUGs Refinements, on April 23, 2002 the Centers for Medicare and Medicaid Services ("CMS") announced that it would delay the refinement of the RUGs categories thereby extending the related funding enhancements for at least one additional year to September 30, 2003. In May 2003, CMS released a proposed rule to maintain the current RUGs classification until October 1, 2004. Further to this, Congress enacted legislation directing CMS to conduct a study on the RUGs classification system and report its recommendations to Congress by January 2005. The proposed federal 2003/2004 budget extends the additional funding for the RUGs Refinements to September 30, 2004. Based upon the Medicare case mix and census for the six months ended June 30, 2003, the Company estimates that it received an average $23.79 per resident day, which on an annualized basis amounts to approximately $17.2 million related to the RUGs

Refinements. A decision to discontinue all or part of the enhancement could have a significant impact on the Company. In May 2003, CMS released a proposed rule to maintain the current RUGs classification until October 1, 2004.

    In June 2003, CMS announced a proposed cumulative forecast correction ("Administrative Fix") which would increase the Federal base payment rates by 3.26% effective October 1, 2003, for skilled nursing facilities. This would be in addition to the annual market basket increase announced by CMS in May 2003. The Administrative Fix increase of 3.26% and annual market basket increase of 3.0% have subsequently been confirmed through the release of the Federal Register dated August 2003. Both increases are effective October 1, 2003. The Company estimates that based on the Medicare case mix for the first six months of 2003, these proposed increases would add approximately $9.80 and $8.75 per Medicare day, respectively to the Company's average Medicare rates. Based on the Medicare patient days of the first half of 2003, the combined increases amount to additional annualized revenue of approximately $13.4 million going forward. However, the impact of this increase in revenue will be tempered by higher labor and other operating costs.


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

    We used the proceeds of $149.6 million to pay $8.3 million of related fees and expenses, retire $130.8 million of debt (consisting of $124.5 million outstanding under the previous credit facility and term loans and $6.3 million of other debt), and the remainder for general corporate purposes. We had hedged a portion of our previous variable-rate long-term debt through an interest rate swap with a notional amount of $25 million maturing in February 2003. Upon refinancing of the debt, we terminated this swap with a cash payment of $0.6 million. This amount and other deferred financing costs related to the previous credit facility resulted in a loss on early retirement of debt of $2.8 million ($1.7 million after income taxes) in June 2002.

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

ASSET DIVESTITURES AND PROVISION FOR CLOSURE AND EXIT COSTS

    In May 2002, Tandem Health Care, Inc. exercised its option to purchase seven properties that it leased from us in Florida for gross proceeds of $28.6 million, consisting of cash of $15.6 million and $13.0 million in 8.5% five-year notes (net proceeds of $25.5 million). The carrying value of the seven facilities was $21.5 million. We applied $12.4 million of the proceeds to reduce our bank debt and, as a result, we recorded a gain on the sale of assets of $4.0 million, inclusive of the deferred gain of $2.2 million from the sale of two leased nursing properties in April 2001 to Tandem. We deferred the gain from this April 2001 transaction in accordance with Statement of Financial Accounting Standard No. 66.

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

DEVELOPMENT OF NEW FACILITIES

    In the second quarter of 2003, we entered into construction agreements for the expansion of four assisted living facilities (86 units) and two skilled nursing facilities (38 beds) and the addition of one new assisted living facility (40 units). These projects are expected to be completed in 2004 at an approximate cost of $15.0 million. Costs incurred through June 30, 2003 were $0.3 million.

OTHER ITEMS

    We continue to negotiate settlement on a number of outstanding Medicare and Medicaid receivables. Normally such issues are resolved during an annual audit process; however we record provisions for disagreements that require settlement through a formal appeal process. For one specific issue involving the allocation of overhead costs totaling $14.8 million, the first of three specific claim years was presented to the Provider Reimbursement Review Board ("PRRB") at a hearing on January 30, 2003. The hearing procedures were discontinued after the parties negotiated a methodology for resolution of the claim, and an administrative resolution has been signed by the Fiscal Intermediary ("FI")and us to settle the amount, which will be determined later in 2003. For another specific issue involving a staffing cost issue totaling $7.3 million, a settlement of the first year of seven specific claim years was reached prior to the PRRB hearing, and the Company continues to negotiate years in dispute with the FI. Further negotiations on the remaining years under appeal are to occur during 2003. As of June 30, 2003 we had $59.6 million in gross Medicare and Medicaid settlement receivables with a related allowance for doubtful accounts of $15.4 million. The net amounts receivable represents our estimate of the amount collectible on Medicare and Medicaid prior period cost reports.

    We entered into a Preferred Provider Agreement with Omnicare, Inc. ("Omnicare") pursuant to the divestiture of its pharmacy operation in 1998. We and Omnicare are currently negotiating the 2001 and 2002 pricing of drugs for Medicare residents and, should this matter not be settled, the matter will be taken to arbitration. In connection with its agreement to provide pharmacy services, Omnicare has requested arbitration for an alleged lost profits claim relating to our disposition of assets, primarily in Florida. Damage amounts, if any cannot be reasonably estimated based on information available at this time. An arbitration hearing for this matter has not been scheduled. We believe that we have interpreted correctly and complied with the terms of the Preferred Provider Agreement. However, there can be no assurances that other claims will not be made with respect to this agreement.

RESULTS FROM OPERATIONS:

    The following table sets forth details of revenues and earnings as a percentage of total revenues:

                                                                    THREE MONTHS                  SIX MONTHS
                                                                       ENDED                         ENDED
                                                                      JUNE 30,                      JUNE 30,
                                                               --------------------          ---------------------
                                                                2003          2002            2003           2002
                                                                ----          ----            ----           ----
Revenues:
     Nursing and assisted living centers .............          96.7%          96.6%           96.8%          96.5%
     Outpatient therapy ..............................           1.4            1.3             1.3            1.3
     Other ...........................................           1.9            2.1             1.9            2.2
                                                               -----          -----           -----          -----
                                                               100.0          100.0           100.0          100.0
 Expenses:
     Operating and general and administrative costs ..          87.5           87.7            88.4           87.9
     Lease, depreciation and amortization ............           5.4            6.0             5.4            6.1
     Interest, net ...................................           3.8            3.6             3.7            3.8
     Gain on disposal of assets ......................            --           (2.0)             --           (1.0)
     Provision for closure and exit costs ............            --            2.6              --            1.3
     Loss on early retirement of debt.................            --            1.4              --            0.7
                                                               -----          -----           -----          -----
     Earnings before taxes ...........................           3.3            0.7             2.5            1.2
     Income tax expense ..............................           1.3            0.4             1.0            0.6
                                                               -----          -----           -----          -----
     NET EARNINGS ....................................           2.0%           0.3%            1.5%           0.6%
                                                               =====          =====           =====          =====


    Average occupancy in our long-term care facilities was as follows:


                                                        THREE MONTHS ENDED JUNE 30        SIX MONTHS ENDED JUNE 30,
                                                        --------------------------        -------------------------
                                                             2003         2002               2003           2002
                                                             ----         ----               ----           ----
Skilled nursing facilities...............................   91.2%         89.8%             91.3%          89.7%
Assisted living facilities...............................   85.6%         83.0%             85.5%          82.4%



THREE MONTHS ENDED JUNE 30, 2003 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2002

    Our key Medicare and Medicaid results and statistics for our nursing operations, including ancillary revenues, for the three months ended June 30, 2003 ("2003 quarter") and the three months ended June 30, 2002 ("2002 quarter") are summarized as follows:

                                                 MEDICARE                                        MEDICAID
                                  ----------------------------------------       ---------------------------------------
                                    2003           2002            CHANGE         2003            2002            CHANGE
                                    ----           ----            ------         ----            ----            ------
Average daily rate ......         $  322          $  337            (4.4%)       $  129          $  127            1.6%
Residents as a percent of
  total census...........           15.6            13.0            20.0%          67.2            68.8           (2.3%)
Average daily census ....          1,999           1,645            21.5%         8,623           8,710           (1.0%)

    The Medicare Part A average daily rate decreased from $311.24 for the 2002 quarter to $293.83 for the 2003 quarter, primarily relating to the loss of Legislative Add-ons as discussed above.

REVENUES

    Revenues in the 2003 quarter were $213.3 million, representing an increase of $11.5 million, or 5.7%, from $201.8 million in the 2002 quarter. Outpatient therapy and other revenues increased by $0.2 million.

    Revenues from nursing and assisted living facilities increased $11.3 million due to:

    - an increase in Medicare residents from 13.0% of total residents in the 2002 quarter to 15.6% in the 2003 quarter, which increased revenues by $4.5 million;

    - a 1.4% increase in nursing resident census from an average daily census of 12,650 in the 2002 quarter to 12,827 in the 2003 quarter, which increased revenues by $3.3 million;

    - a 2.8% increase in the average daily nursing Medicaid rate, which increased revenues by $2.7 million;

    - increases in other average daily nursing rates, which resulted in additional revenues of $2.6 million;

    - an increase in nursing ancillary revenues of $2.0 million, primarily due to increased therapy services; and

    - an increase in assisted living revenues of $0.6 million due to increased occupancy and higher rates;

    These increases were offset by a decrease of $3.2 million in Medicare revenue primarily relating to the expiration of the Legislative Add-ons as of October 1, 2002 and a decrease of $1.2 million when comparing the 2003 quarter with the 2002 quarter due to more favorable Medicaid cost settlements in 2002.

OPERATING AND GENERAL AND ADMINISTRATIVE COSTS

    Operating and general and administrative costs increased $9.9 million, or 5.6%, between periods, and included increases of:

    - wages and benefits of $4.2 million and contracted staffing for food and laundry services of $1.1 million totaling $5.3 million, or a 4.2% increase, of which 3.5% is attributable to wage rate increases;

    - drug expense of $1.0 million due to higher resident census, Medicare mix and drug prices;

    - supplies expense of $0.7 million primarily due to higher occupancy;

    - professional fees expense of $0.7 million primarily due to nursing consulting;

    - state assessments and bed taxes of $0.4 million;

    - bad debt expense of $0.4 million; and

    - other operating and general and administrative expenses of $1.4 million.

LEASE COSTS, DEPRECIATION AND AMORTIZATION

    Depreciation and amortization decreased $0.3 million to $9.1 million for the 2003 quarter compared to $9.4 million for the 2002 quarter. Lease costs decreased $0.4 million when comparing periods, including $0.5 million as a result of the purchase of previously leased facilities in 2002, offset by an increase of $0.1 million relating to other facilities that we continue to operate.

INTEREST

    Interest expense, net of interest income, increased $0.9 million to $8.1 million for the 2003 quarter compared to $7.2 million for the 2002 quarter. The weighted average interest rate of all long-term debt increased to 7.79% during the 2003 quarter compared to approximately 7.14% during the 2002 quarter. Net interest expense was net of net interest income of $1.2 million from interest rate swaps in the 2003 quarter and included $0.2 million of net interest expense from interest rate swaps in the 2002 quarter. The average debt level increased to $397.9 million during the 2003 quarter compared to $377.5 million during the 2002 quarter.

LOSS (GAIN) ON DISPOSAL OF ASSETS AND PROVISION FOR CLOSURE AND EXIT COSTS AND OTHER ITEMS

    For 2002, we recorded a gain on disposal of assets of $4.0 million relating to the sale of seven properties in Florida to Tandem Health Care, Inc. and a provision for closure and exit costs of $5.3 million. The gain of $4.0 million includes a deferred gain of $2.2 million from the April 2001 sale of two other properties to Tandem. We deferred the gain from the April 2001 transaction in accordance with Statement of Financial Accounting Standard No. 66. The provision for closure and exit costs relates to an increase in the overall disposition reserve for cost report and other settlements with the states of Florida and Texas and other Medicare FIs, collection of receivables, and settlement of claims with suppliers and employees.

LOSS ON EARLY RETIREMENT OF DEBT

    Loss on early retirement of debt was $2.8 million ($1.7 million after income taxes) for the 2002 quarter due to the retirement in June 2002 of our credit facility using proceeds from the issuance of the Senior Notes.

INCOME TAXES

    Income tax expense for the 2003 quarter was $2.8 million compared to $0.9 million for the 2002 quarter. Our effective tax rate was 40.0% for the 2003 quarter as compared to 64.5% for the 2002 quarter. The tax rate for the 2002 quarter was higher due to the reversal of current and prior year state deferred income tax benefits in the 2002 quarter. When we assess the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and record a valuation allowance, if required. The ultimate realization of deferred tax assets depends upon us generating future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies when we make this assessment.

NET EARNINGS

    Net earnings for the 2003 quarter were $4.2 million compared to $0.5 million for the 2002 quarter. The improvement in net earnings is due to the reasons described herein.


RELATED PARTY TRANSACTIONS

    We insure certain risks, including comprehensive general liability, property coverage, excess workers' compensation and employer's liability insurance, with Laurier Indemnity Company and Laurier Indemnity Ltd., affiliated insurance subsidiaries of Extendicare Inc. We recorded approximately $2.7 million and $3.1 million of expenses for this purpose for the three months ended June 30, 2003 and 2002, respectively.

    We purchase computer hardware and software support services from Virtual Care Provider, Inc., an affiliated subsidiary of Extendicare Inc. Expenses related to these services were $1.7 million and $2.1 million for the three months ended June 30, 2003 and 2002, respectively.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2002

    Our key Medicare and Medicaid results and statistics for our nursing operations, including ancillary revenues, for the six months ended June 30, 2003 ("2003 period") and the six months ended June 30, 2002 ("2002 period) are summarized as follows:


                                            MEDICARE                             MEDICAID
                               ----------------------------------    --------------------------------
                                 2003         2002        CHANGE      2003         2002        CHANGE
                                 ----         ----        ------      ----         ----        ------
Average daily rate ......      $  320       $  337         (5.0%)    $  130       $  126         3.2%
Residents as a percent of
   total census..........        15.4         13.0         18.5%       67.3         68.7        (2.0%)
Average daily census ....       1,983        1,643         20.7%      8,649        8,681        (0.4%)

    The Medicare Part A average daily rate decreased from $311.77 for the 2002 period to $292.33 for the 2003 period, primarily relating to the loss of Legislative Add-ons as discussed above.

REVENUES

    Revenues in the 2003 period were $424.7 million, representing an increase of $24.7 million, or 6.2%, from $400.0 million in the 2002 period. Outpatient therapy and other revenues declined by $0.4 million in the 2003 period primarily due to the sale of facilities to Tandem, which reduced lease revenue.

         Revenues from nursing and assisted living facilities increased $25.1 million in the 2003 period due to:

    - a 1.7% increase in nursing resident census from an average daily census of 12,634 for the 2002 period to 12,851 in the 2003 period, which increased revenues by $7.4 million;

    - an increase in Medicare residents from 13.0% of total residents in the 2002 period to 15.4% in the 2003 period, which increased revenues by $8.5 million;

    - a 3.1% increase in the average daily nursing Medicaid rate, which increased revenues by $5.9 million;

    - increases in other average daily nursing rates, which resulted in additional revenues of $4.7 million;

    - an increase in nursing ancillary revenues of $3.8 million, primarily due to increased therapy services;

    - a recovery of $1.5 million in Medicaid revenues as the outcome of a favorable court decision in the State of Ohio relating to the recovery of alleged government overpayments for adjudicated Medicaid cost report periods. We continue to review prior year cost report settlements as they relate to the court's decision; and

    - an increase in assisted living revenues of $1.3 million due to increased occupancy and higher rates.

    These increases were offset by a decrease of $7.0 million in Medicare revenue primarily relating to the expiration of the Legislative Add-ons as of October 1, 2002 and a decrease of $1.0 million when comparing the 2003 period to the 2002 period due to more favorable Medicaid cost settlements in 2002.

OPERATING AND GENERAL AND ADMINISTRATIVE COSTS

    Operating and general and administrative costs increased $23.4 million, or 6.6%, between the 2003 period and the 2002 period, and included increases of:

    - wages and benefits of $12.7 million and contracted staffing for food and laundry services of $3.4 million totaling $16.1 million, or a 6.4% increase, of which 4.6% is attributable to wage rate increases;

    - drug expense of $1.9 million due to higher resident census, Medicare mix and drug prices;

    - supplies expense of $1.6 million primarily due to higher occupancy;

    - state assessments and bed taxes of $0.8 million;

    - professional fees expense of $0.6 million primarily due to nursing consulting; and

    - other operating and general and administrative expenses of $2.4 million.

LEASE COSTS, DEPRECIATION AND AMORTIZATION

    Depreciation and amortization decreased $0.5 million to $18.3 million for the 2003 period compared to $18.8 million for the 2002 period. Lease costs decreased $1.2 million when comparing periods, including $1.0 million as a result of the purchase of previously leased facilities in 2002 and $0.2 million relating to other facilities that we continue to operate.

INTEREST

    Interest expense, net of interest income, increased $0.7 million to $15.9 million for the 2003 period compared to $15.2 million for the 2002 period. The weighted average interest rate of all long-term debt increased to 7.76% during the 2003 period compared to approximately 7.49% during the 2002 period. Net interest expense was net of net interest income of $2.3 million from interest rate swaps in the 2003 period and included $0.7 million of net interest expense from interest rate swaps in the 2002 period. The average debt level increased to $398.0 million during the 2003 period compared to $380.8 million during the 2002 period.

LOSS (GAIN) ON DISPOSAL OF ASSETS AND PROVISION FOR CLOSURE AND EXIT COSTS AND OTHER ITEMS

    For 2002, we recorded a gain on disposal of assets of $4.0 million relating to the sale of seven properties in Florida to Tandem Health Care, Inc. and a provision for closure and exit costs of $5.3 million. The gain of $4.0 million includes a deferred gain of $2.2 million from the April 2001 sale of two other properties to Tandem. We deferred the gain from the April 2001 transaction in accordance with Statement of Financial Accounting Standard No. 66. The provision for closure and exit costs relates to an increase in the overall disposition reserve for cost report and other settlements with the states of Florida and Texas and other Medicare fiscal intermediaries, collection of receivables, and settlement of claims with suppliers and employees.

LOSS ON EARLY RETIREMENT OF DEBT

    Loss on early retirement of debt was $2.8 million ($1.7 million after income taxes) for the 2002 period due to the retirement in June 2002 of our credit facility using proceeds from the issuance of the Senior Notes.

INCOME TAXES

    Income tax expense for the 2003 period was $4.3 million compared to $2.2 million for the 2002 period. Our effective tax rate was 40.1% for the 2003 period as compared to 50.8% for the 2002 period. The tax rate for the 2002 period was higher because of the reversal of current and prior year state deferred income tax benefits in the 2002 quarter. When we assess the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and record a valuation allowance, if required. The ultimate realization of deferred tax assets depends upon us generating future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies when we make this assessment.


NET EARNINGS

    Net earnings for the 2003 period were $6.5 million compared to $2.2 million for the 2002 period. The improvement in net earnings is due to the reasons described herein.


RELATED PARTY TRANSACTIONS

    We insure certain risks, including comprehensive general liability, property coverage, excess workers' compensation and employer's liability insurance, with Laurier Indemnity Company and Laurier Indemnity Ltd., affiliated insurance subsidiaries of Extendicare Inc. We recorded approximately $5.1 million and $5.3 million of expenses for this purpose for the 2003 period and 2002 period, respectively.

    We purchase computer hardware and software support services from Virtual Care Provider, Inc., an affiliated subsidiary of Extendicare Inc. Expenses related to these services were $3.5 million and $3.8 million for the 2003 period and 2002 period, respectively.


LIQUIDITY AND CAPITAL RESOURCES

    We had cash and cash equivalents of $38.9 million at June 30, 2003 and $27.0 million at December 31, 2002. We generated cash flow of $22.0 million from operating activities for the six months ended June 30, 2003 compared with $20.2 million in the comparable 2002 period. The increase was due to an improvement in earnings and a reduction of $4.2 million in payments for self-insured liabilities.

    Our working capital increased $17.2 million from $38.0 million at December 31, 2002 to $55.2 million at June 30, 2003. The increase included a $7.3 million net decrease in accounts payable, accrued liabilities and current portion of accrual for self-insured liability and an increase in supplies, inventories and other current assets of $1.1 million. These increases in working capital were partially offset by a $5.2 million decrease in accounts receivable.

    Accounts receivable at June 30, 2003 were $98.9 million compared with $104.1 million at December 31, 2002, representing a decrease of $5.2 million. The reduction in accounts receivable included a $4.9 million decrease within the nursing operations, an increase of $0.1 million within the outpatient therapy operations and a $0.4 million decrease in receivables from long-term care operators for which we provide management and consulting services. Within the nursing operations, billed patient care and other receivables decreased $2.8 million and third-party payor settlement receivables, based on Medicare and Medicaid cost reports, decreased $2.1 million. The decrease in billed patient care receivables of $2.8 million includes a decrease of $5.8 million due to our improved collection efforts. The remaining increase of $3.0 million was due to rate increases.

    The decrease in settlement receivables of $2.1 million from December 31, 2002 to June 30, 2003 included decreases of $0.8 million from collections of Medicare settlements, $3.6 million for collections of Medicare co-insurance amounts recorded as revenue in 2002 and $2.8 million for Medicaid cost report settlements. These decreases were partially offset by an increase of $5.1 million in revenue in the 2003 period for anticipated Medicare reimbursement for uncollectible co-insurance amounts.

    Property and equipment decreased $7.6 million from December 31, 2002 to a total of $445.5 million at June 30, 2003. The decrease was the result of depreciation expense of $16.4 million and asset disposals of $0.1 million. These decreases were partially offset by capital expenditures of $8.9 million.

    Total borrowings, including bank indebtedness and both current and long-term maturities of debt, totaled $398.5 million at June 30, 2003. This represents a decrease of $2.3 million from December 31, 2002. This decrease is due to repayments.

    The weighted average interest rate of all of our long-term debt was 7.57% at June 30, 2003 and 7.76% for the 2003 period (including the effects of the interest rate swap and cap) and such debt had maturities ranging from 2003 to 2014.

    As of June 30, 2003, our parent, Extendicare Inc., held $27.9 million, or 14.0%, of our outstanding Senior Subordinated Notes.

    Cash used in investing activities was $8.3 million for the six months ended June 30, 2003 compared to $8.3 million provided from investing activities for the comparable 2002 period. The change of $16.6 million was primarily due to proceeds in 2002 from the sale of property and equipment of $14.3 million, an increase in 2003 of $1.4 million in purchases of property and equipment and a decrease in 2003 in the collection of notes receivable of $0.9 million.

    Cash used in financing activities was $1.9 million for the 2003 period compared to $0.6 million in the comparable 2002 period. The increase of $1.3 million primarily relates to the payoff of debt in June 2002 using proceeds from the issuance of new debt as described below.

    On June 28, 2002, we refinanced all outstanding indebtedness under our then existing credit facility with the proceeds from the issuance of our 9.5% Senior Notes due 2010 and we entered into a new credit facility that provides senior secured financing of up to $105.0 million on a revolving basis. As of June 30, 2003, we did not have any borrowings outstanding under this new credit facility, but we had $41.4 million of letters of credit outstanding thereunder. The new credit facility will terminate on June 28, 2007. Borrowings drawn during the first four fiscal quarters following closing of the new credit facility will initially bear interest, at our option, at an annual rate equal to:

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

    We are in compliance with these financial covenants as of June 30, 2003.

    To hedge our exposure to fluctuations in the market value of the Senior Notes, we entered into a five-year interest rate swap contract with a notional amount of $150 million. The contract effectively converted up to $150 million of our fixed interest rate indebtedness into variable interest rate indebtedness.

    Also in June 2002, we entered into a five-year interest rate cap with a notional amount of $150 million. Under this cap, we pay a fixed rate of interest equal to 0.24% and receive a variable rate of interest equal to the excess, if any, of the one-month LIBOR rate, adjusted monthly, over the cap rate of 7%. We use the interest rate cap to offset possible increases in interest payments under the interest rate swap caused by increases in market interest rates over a certain level and also as a cash flow hedge to effectively limit increases in interest payments under our variable-rate debt obligations. Under the terms of the interest rate cap, the counterparty can call the cap upon 30 days notice.

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

OFF BALANCE SHEET ARRANGEMENTS

    We have no significant off balance sheet arrangements.


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

Quantitative Disclosures

    The table below presents principal, or notional, amounts and related weighted average interest rates by year of maturity for our debt obligations and interest rate swaps as of June 30, 2003 (dollars in thousands):

                                                                                                             FAIR
                                                                                                           VALUE OF
                                                                                      AFTER                LIABILITY
                                        2003     2004    2005    2006     2007        2007        TOTAL     (ASSET)
                                       ------   ------  ------  ------   ------      ------       -----    ---------
LONG-TERM DEBT:
Fixed Rate .........................   $ 450    $ 756   $ 733   $ 698   $203,491    $159,778     $365,908   $363,097
Average Interest Rate ..............    7.29%    7.69%   7.76%   7.64%      9.32%       9.59%        9.42%
Variable Rate ......................      --       --      --      --         --    $ 32,000     $ 32,000   $ 28,405
Average Interest Rate ..............               --      --      --         --        1.10%        1.10%
INTEREST RATE SWAPS: (fixed to
  variable)
Notional Amount ....................      --       --      --      --         --    $150,000     $150,000   $ (6,651)
Average Pay Rate (variable rate)  ..               --      --      --         --          --         5.98%
Average Receive Rate (fixed
  rate) ............................               --      --      --         --          --         9.35%
INTEREST RATE CAPS:
  Notional Amount ..................      --       --      --      --         --    $150,000     $150,000   $  1,222

    The above table incorporates only those exposures that existed as of June 30, 2003 and does not consider those exposures or positions which could arise after that date or future interest rate movements. As a result, the information presented above has limited predictive value. Our ultimate results with respect to interest rate fluctuations will depend upon the exposures that occur, our hedging strategies at the time and interest rate movements.



ITEM 4.                CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

        The Company's management evaluated, with the participation of the Company's Chairman of the Board and Chief Executive Officer and Vice President, Chief Financial Officer and Treasurer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) as of the end of the quarter ended June 30, 2003. Based upon their evaluation of these disclosure controls and procedures, the Chairman of the Board and Chief Executive Officer and Vice President, Chief Financial Officer and Treasurer concluded that the disclosure controls and procedures were effective, as of the end of the quarter ended June 30, 2003, to ensure that material information relating to the Company (including its consolidated subsidiaries) was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

Changes in internal control

        There was no change in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         There were no material developments related to the Company's legal proceedings during the quarter ended June 30, 2003. For further information regarding the Company's legal proceedings, refer to Item 3 - Legal Proceedings in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 as well as the paragraphs which discuss litigation and the Omnicare Preferred Provider Agreement in note 8 of the condensed consolidated financial statements included in this Form 10-Q.



ITEM 2.           CHANGE IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.           OTHER INFORMATION

         None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      List of Exhibits:

         31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chairman of the Board and Chief Executive Officer
         31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Vice President, Chief Financial Officer and Treasurer
         32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chairman of the Board and Chief Executive Officer and Vice President, Chief Financial Officer and Treasurer

(b)      Reports on Form 8-K

         Form 8-K furnished on May 12, 2003, relating to a press release dated May 8, 2003, which announced earnings for the quarter ended March 31, 2003.

                        EXTENDICARE HEALTH SERVICES, INC.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   EXTENDICARE HEALTH SERVICES, INC.

Date: August 13, 2003                 By:   /s/ Mark W. Durishan
     ----------------                       -------------------------------
                                            Mark W. Durishan
                                            Vice President, Chief Financial
                                              Officer and Treasurer
                                              (principal financial officer and
                                              principal accounting officer)

                        EXTENDICARE HEALTH SERVICES, INC.
                                  EXHIBIT INDEX



31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chairman of the Board and Chief Executive Officer

31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Vice President, Chief Financial Officer and Treasurer

32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chairman of the Board and Chief Executive Officer and Vice President, Chief Financial Officer and Treasurer