Form 10-Q
period 2003-09-30
EXTENDICARE HEALTH SERVICES INC
filed 2003-11-12
CIK 1052024

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C 20549

                                -----------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

    For the quarterly period ended SEPTEMBER 30, 2003

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

                                 Yes [ ] No [X]

         Common Stock - authorized 1,000 shares, $1.00 par value; issued and outstanding 947 shares as of November 11, 2003. All issued and outstanding shares of Common Stock are held indirectly by Extendicare Inc., a publicly traded Canadian company.

EXTENDICARE HEALTH SERVICES, INC.

                                      INDEX

                                                                                                                  PAGE
                                                                                                                  ----
PART I     FINANCIAL INFORMATION:

Item 1     Financial Statements:
           Condensed Consolidated Statements of Earnings for the Three Months and
              Nine Months Ended September 30, 2003 and 2002................................................         3
           Condensed Consolidated Balance Sheets, September 30, 2003 and December 31, 2002.................         4
           Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
              September 30, 2003 and 2002..................................................................         5
           Notes to Condensed Consolidated Financial Statements............................................         6
Item 2     Management's Discussion and Analysis of Financial Condition and Results of Operations...........        14
Item 3     Quantitative and Qualitative Disclosures About Market Risk......................................        26
Item 4     Controls and Procedures.........................................................................        27

PART II    OTHER INFORMATION:

Item 1     Legal Proceedings...............................................................................        28
Item 2     Changes in Securities and Use of Proceeds.......................................................        28
Item 3     Defaults Upon Senior Securities.................................................................        28
Item 4     Submission of Matters to a Vote of Security Holders.............................................        28
Item 5     Other Information...............................................................................        28
Item 6     Exhibits and Reports on Form 8-K................................................................        28

SIGNATURES  ...............................................................................................        29

EXHIBIT INDEX..............................................................................................        30

CERTIFICATIONS.............................................................................................        31

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                        EXTENDICARE HEALTH SERVICES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                             (DOLLARS IN THOUSANDS)

                                                                THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                     SEPT. 30,                  SEPT. 30,
                                                                 2003         2002         2003         2002
                                                              ----------   ----------   ----------   ----------
REVENUES:
  Nursing and assisted living centers......................   $  212,827   $  200,368   $  623,836   $  586,272
  Outpatient therapy.......................................        3,017        2,491        8,745        7,585
  Other....................................................        4,186        3,906       12,133       12,927
                                                              ----------   ----------   ----------   ----------
                                                                 220,030      206,765      644,714      606,784

COSTS AND EXPENSES (INCOME):
  Operating................................................      183,402      174,941      542,943      510,117
  General and administrative...............................        8,310        7,786       23,869       24,329
  Lease costs..............................................        2,298        2,697        6,834        8,411
  Depreciation and amortization............................        9,409        9,383       27,719       28,228
  Interest expense.........................................        8,511        8,784       25,572       24,754
  Interest income..........................................         (899)         (23)      (2,024)        (833)
  Loss (gain) on disposal of assets........................            -            -            -       (3,961)
  Provision for closure and exit costs and other items.....            -            -            -        5,293
  Loss on early retirement of debt.........................            -            -            -        2,849
                                                              ----------   ----------   ----------   ----------
                                                                 211,031      203,568      624,913      599,187
                                                              ----------   ----------   ----------   ----------
EARNINGS BEFORE INCOME TAXES...............................        8,999        3,197       19,801        7,597
Income tax expense.........................................        3,598        1,192        7,931        3,428
                                                              ----------   ----------   ----------   ----------
NET EARNINGS...............................................   $    5,401   $    2,005   $   11,870   $    4,169
                                                              ==========   ==========   ==========   ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        EXTENDICARE HEALTH SERVICES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
                    (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)

                                                                SEPTEMBER 30,      DECEMBER 31,
                                                                     2003              2002
                                                                -------------     -------------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents.................................     $      51,821     $      27,016
 Accounts receivable, less allowances of $12,491
  and $9,309, respectively.................................            98,037           104,064
 Supplies, inventories and other current assets............             7,346             7,226
 Income taxes receivable...................................               404               518
 Deferred state income taxes...............................             5,593             5,810
 Due from shareholder and affiliates:
  Federal income taxes receivable..........................            11,793            12,292
  Deferred federal income taxes............................            29,410            29,647
  Other....................................................             6,658             4,493
                                                                -------------     -------------
  Total current assets.....................................           211,062           191,066
Property and equipment.....................................           443,746           453,119
Goodwill and other intangible assets.......................            75,761            76,339
Other assets...............................................           109,664           112,410
                                                                -------------     -------------
  Total Assets.............................................     $     840,233     $     832,934
                                                                =============     =============

LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES:
 Bank indebtedness.........................................     $       8,947     $       2,656
 Current maturities of long-term debt......................               959               716
 Accounts payable..........................................            15,293            20,850
 Accrued liabilities.......................................           100,460           100,879
 Current portion of accrual for self-insured liabilities               20,000            28,000
                                                                -------------     -------------
  Total current liabilities                                           145,659           153,101
Accrual for self-insured liabilities.......................            26,111            27,089
Long-term debt.............................................           394,826           397,434
Deferred state income taxes................................             9,173             8,495
Other long-term liabilities................................            41,318            40,749
Due to shareholder and affiliates:
 Deferred federal income taxes.............................            46,504            43,381
 Other.....................................................             3,484             3,484
                                                                -------------     -------------
  Total liabilities........................................           667,075           673,733
                                                                -------------     -------------
SHAREHOLDER'S EQUITY:
 Common stock, $1 par value, 1,000 shares authorized,
  947 shares issued and outstanding........................                 1                 1
 Additional paid-in capital................................           208,787           208,787
 Accumulated other comprehensive loss......................              (301)           (2,388)
 Accumulated deficit.......................................           (35,329)          (47,199)
                                                                -------------     -------------
  Total Shareholder's Equity...............................           173,158           159,201
                                                                -------------     -------------
  Total Liabilities and Shareholder's Equity...............     $     840,233     $     832,934
                                                                =============     =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        EXTENDICARE HEALTH SERVICES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                             (DOLLARS IN THOUSANDS)

                                                               NINE MONTHS ENDED   NINE MONTHS ENDED
                                                              SEPTEMBER 30, 2003  SEPTEMBER 30, 2002
                                                              ------------------  ------------------
OPERATING ACTIVITIES:
Net earnings................................................       $  11,870           $    4,169
Adjustments to reconcile net earnings to net cash
   provided from operating activities:
   Depreciation and amortization............................          27,719               28,228
   Amortization of deferred financing costs.................           1,118                1,368
   Provision for uncollectible accounts receivable..........           8,152                7,874
   Reserve for settlements with third-party payors..........           2,200
   Provision for self-insured liabilities...................           4,500                3,937
   Payment of self-insured liability claims.................         (13,478)             (18,565)
   Deferred income taxes....................................           2,881                3,026
   Gain on disposal of assets...............................               -               (3,961)
   Provision for closure and exit costs and other items.....               -                5,293
   Loss on early retirement of debt.........................               -                2,849

Changes in assets and liabilities:
   Accounts receivable......................................          (2,148)              (5,086)
   Supplies, inventories and other current assets...........            (121)                (817)
   Accounts payable.........................................          (5,557)                (592)
   Accrued liabilities......................................            (429)              13,350
   Income taxes payable/receivable..........................             114                  (60)
   Current due to shareholder and affiliates................          (1,665)             (11,710)
                                                                   ---------           ----------
      Cash provided from operating activities...............          35,156               29,303
                                                                   ---------           ----------

INVESTING ACTIVITIES:
   Payments for purchase of property and equipment..........         (15,636)             (12,638)
   Proceeds from sale of property and equipment.............              34               14,291
   Changes in other non-current assets......................             770                1,012
                                                                   ---------           ----------
      Cash (used for) provided from investing activities....         (14,832)               2,665
                                                                   ---------           ----------

FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt.................               -              160,625
   Payments of deferred financing costs.....................               -               (7,090)
   Other long-term liabilities..............................             580                1,726
   Payments of long-term debt...............................          (2,391)            (157,931)
   Change in bank indebtedness..............................           6,292                 (585)
                                                                   ---------           ----------
       Cash provided from (used for) financing activities ..           4,481               (3,255)
                                                                   ---------           ----------

INCREASE IN CASH AND CASH EQUIVALENTS.......................          24,805               28,713
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............          27,016                  997
                                                                   ---------           ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................       $  51,821           $   29,710
                                                                   =========           ==========

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

BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements as of, and for the three and nine month periods ended September 30, 2003 and 2002 are unaudited and have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and the footnotes required by generally accepted accounting principles in the United States of America for complete statements. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. The condensed consolidated balance sheet information as of December 31, 2002 has been derived from audited financial statements.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management's most significant estimates include the recoverability of long-lived assets, and provisions for bad debts, Medicaid and Medicare revenue rate settlements, self-insured general and professional liability claims, facility closure accruals, workers compensation accruals, self-insured health and dental claims and income taxes. Actual results could differ from those estimates.

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

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Exit and Disposal Activities." The provisions of SFAS No. 146 modify the accounting for the costs of exit and disposal activities by requiring that liabilities for these activities be recognized when the liability is incurred. Previous accounting literature permitted recognition of certain exit and disposal liabilities at the date of commitment to an exit plan. The provisions of this statement apply to exit or disposal activities initiated after December 31, 2002. The Company has not initiated any exit or disposal activities after December 31, 2002 and thus SFAS No. 146 has had no impact on the Company's financial statements.

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

         In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 addresses consolidation by business enterprises of "variable interest entities," which have one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, and/or (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest:
(a) the direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights, (b) the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities, and/or (c) the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses. Not-for-profit organizations are not subject to FIN 46 unless they are used by business enterprises in an attempt to circumvent the provisions of this Interpretation. If a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity must be included in the consolidated financial statements of the business enterprise. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The FASB has proposed to defer the effective date for entities that have not yet adopted FIN 46 until the end of the first interim or annual period ending after December 15, 2003. The Company is currently evaluating the impact that FIN 46 will have on its financial statements, if any.

3. GAIN ON DISPOSAL OF ASSETS, PROVISION FOR CLOSURE AND EXIT COSTS, AND IMPAIRMENT OF LONG-LIVED ASSETS

         In May 2002, Tandem Health Care, Inc. ("Tandem") exercised its option to purchase seven leased properties in Florida from the Company for gross proceeds of $28.6 million, consisting of cash of $15.6 million and $13.0 million in 8.5% five-year notes (net proceeds of $25.5 million). The Company applied $12.4 million of the proceeds to reduce bank debt. Until this date, Tandem operated these facilities under a lease agreement with a purchase option. The carrying value of the seven facilities was $21.5 million. As a result, the Company recorded a gain on the sale of the assets of $4.0 million, inclusive of the deferred gain of $2.2 million from the sale of two leased nursing properties in April 2001. The Company deferred the gain from the April 2001 transaction in accordance with Statement of Financial Accounting Standard No. 66. The May 2002 transaction also involved the conversion of $1.9 million in preferred shares received in the April 2001 transaction into $1.9 million 8.5% notes, due in April 2006.

         In May 2002, the Company recorded a provision for closure and exit costs relating to the divested Florida operations of $5.3 million relating to cost report settlement issues, and the settlement of claims with suppliers and employees.

         Below is a summary of activity of the accrued liabilities balance relating to divested operations and facility closures:

                                                    RESIDENT
                                    EMPLOYEE      LIABILITY AND      RENT           OTHER
                                  TERMINATION     OTHER CLAIMS      EXPENSE       EXPENSES(1)        TOTAL
                                  -----------     ------------      -------       -----------        -----
                                                           (IN THOUSANDS)
Balance December 31, 2000....              32              --             698           2,784           3,514
  Cash Payments..............          (1,377)         (1,113)           (234)         (5,016)         (7,740)
  Provisions.................           1,399           3,163            (464)          8,130          12,228
                                  -----------     -----------     -----------     -----------     -----------
Balance December 31, 2001....              54           2,050              --           5,898           8,002
                                  -----------     -----------     -----------     -----------     -----------
  Cash Payments..............              --          (1,231)             --          (3,460)         (4,691)
  Provisions(2)..............              --             295              --           6,112           6,407
                                  -----------     -----------     -----------     -----------     -----------
Balance December 31, 2002....              54           1,114              --           8,550           9,718
  Cash Payments..............              --              --              --          (1,251)         (1,251)
                                  -----------     -----------     -----------     -----------     -----------

Balance September 30, 2003 ..     $        54     $     1,114     $        --     $     7,299     $     8,467
                                  ===========     ===========     ===========     ===========     ===========

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

4. ACQUISITION OF PREVIOUSLY-LEASED FACILITIES

         On October 1, 2002 the Company completed a transaction in which it exercised its right to acquire seven previously-leased nursing facilities in the states of Ohio and Indiana for $17.9 million. The purchase included cash of $7.4 million and a $10.5 million interest bearing 10-year note. In September 2003, as part of an agreement to fix the interest rate with the holder of the note, the Company paid $2.0 million and agreed to refinance the 10-year note. Should the Company not proceed, the interest rate would be settled through the re-opening of arbitration.

5. OTHER ASSETS

         The Company is pursuing collection of a number of outstanding Medicaid and Medicare settlement receivables. As of September 30, 2003 the balance of outstanding Medicaid and Medicare settlement receivables was $38.9 million, net of an allowance of $17.6 million. For one specific Medicare receivable issue which concerns fiscal years prior to the implementation of the Prospective Payment System and involves the allocation of overhead costs, the first of three specific claim years was presented to the Provider Reimbursement Review Board ("PRRB") at a hearing in January 2003. The hearing procedures were discontinued after the parties negotiated a methodology for resolution of the claim for one of the years in dispute. The negotiated settlement for this and other issues relating to the 1996 cost report year, resulted in no adjustment to the recorded receivable balance, and the Company subsequently collected $3.0 million from the Fiscal Intermediary ("FI"). For another specific issue involving a staffing cost matter, a settlement of the first year of seven specific claim years was reached prior to the January 2003 PRRB hearing, and the Company continues to negotiate the remaining years in dispute with the FI. For both the overhead allocation and staffing issues, which the Company is appealing for the recovery of $11.6 million and $6.4 million respectively, further negotiations on the remaining years under appeal are expected to occur prior to the hearing dates which are scheduled for the first and second quarters, respectively, of 2004. The Company also has a hearing scheduled in the third quarter of 2004 on a Director of Nursing staff cost issue. In the third quarter of 2003, the Company made a provision for $2.2 million as a reduction of revenue pertaining to individual claims in dispute with the FI for the cost report years 1996 through 1998. The Company is continuing to pursue collection of these claims with the FI.

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

         Concurrent with the sale of the Senior Notes, the Company established a new five-year $105 million senior secured revolving credit facility (the "Credit Facility") that is used to back letters of credit and for general corporate purposes. Borrowings under the Credit Facility bear interest, at the Company's option, at the Eurodollar rate or the prime rate, plus applicable margins, depending upon the Company's leverage ratio. As of September 30, 2003 the Company had no borrowings under the Revolving Credit Facility. The unused portion of the Revolving Credit Facility, that is available for working capital and corporate purposes, after reduction for outstanding letters of credit of $41.1 million, was $63.9 million as of September 30, 2003.

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

         YEAR                 PERCENTAGE
---------------------         ----------
2006.................          104.750%
2007.................          102.375%
2008 and thereafter..          100.000%

         The Company is in compliance with the financial covenants as of September 30, 2003.

         The Company has no independent assets or operations, the guarantees of the Senior Notes are full and unconditional, and joint and several, and any of the Company's subsidiaries that do not guarantee the Senior Notes are insignificant.

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

Objectives and Strategies After Issuance of Senior Notes

         After the issuance of the Senior Notes, all but $32 million of the Company's outstanding debt obligations have fixed interest rates. In June 2002, the Company entered into an interest rate swap (used to hedge the fair value of fixed-rate debt obligations) with a notional amount of $150 million maturing in December 2007. Under this swap, the Company pays a variable rate of interest equal to the one-month London Interbank Borrowing Rate ("LIBOR") (1.12% as of September 30, 2003), adjustable monthly, plus a spread of 4.805% and receives a fixed rate of 9.35%. Under the terms of the interest rate swap, the counterparty can call the swap upon 30 days notice. This swap is designated as a fair value hedge and, as a result, changes in the market value of the swap had no impact on the income statement during 2002 or 2003.

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

Quantitative Disclosures

         Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair-value hedge, along with the loss or gain on the hedged asset or liability of the hedged item that is attributable to the hedged risk, are recorded in earnings. Changes in the fair value of cash flow hedges are reported as Accumulated Other Comprehensive Income ("AOCI") as a component of Shareholder's Equity. Changes in the fair value of the portion of the interest rate cap not designated as a hedging instrument is reported in earnings. As of September 30, 2003, the fair value of the interest rate swap designated as a fair value hedge is an asset of $8.7 million and is offset by a liability of $8.7 million relating to the change in market value of the hedged item (long-term debt obligations). The fair value of the cash-flow hedges is a liability recorded in other long-term liabilities of $0.2 million as of September 30, 2003 and the gain credited to AOCI (net of income tax effect) for the nine months ended September 30, 2003 was $12,000. The fair value of the portion of the interest rate cap not designated as a hedging instrument is a liability recorded in other long-term liabilities as of September 30, 2003 of $0.7 million. During the remainder of 2003, none of the gains or losses in AOCI (net of income tax effect) related to the interest rate cap are expected to be reclassified into interest expense as a yield adjustment of the hedged debt obligation.

8. COMMITMENTS AND CONTINGENCIES

Capital Expenditures

         At September 30, 2003, the Company had capital expenditure purchase commitments outstanding of approximately $6.1 million relating to on-going capital improvements and purchases. In addition, the Company has entered into construction agreements for the expansion of four assisted living facilities (86 units) and two skilled nursing facilities (38 beds) and the addition of one new assisted living facility (40 units). Four of these seven projects are expected to be completed in 2004, with the remainder to be completed in early 2005. The total approximate cost of the projects is $15.2 million and capital expenditure commitments totaling $9.7 million have been made.

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

9. COMPREHENSIVE INCOME

         Comprehensive Income is as follows for the periods shown (dollars in thousands):

                                                          THREE MONTHS     THREE MONTHS     NINE MONTHS      NINE MONTHS
                                                              ENDED            ENDED           ENDED            ENDED
                                                         SEPT. 30, 2003   SEPT. 30, 2002   SEPT. 30, 2003   SEPT. 30, 2002
                                                         --------------   --------------   --------------   --------------
NET EARNINGS.........................................     $      5,401     $      2,005     $     11,870     $      4,169

OTHER COMPREHENSIVE INCOME (LOSS):
 Unrealized gain (loss) on investments, before tax...              908           (1,338)           3,458           (2,538)
 Gain  (loss) on cash flow hedges, before tax........               61              (17)               3            1,559
                                                          ------------     ------------     ------------     ------------
 Other comprehensive income, before tax..............              969           (1,355)           3,461             (979)
 Income tax provision related to items of other
   comprehensive income (loss).......................              387             (541)           1,374             (469)
                                                          ------------     ------------     ------------     ------------
 Other comprehensive income (loss), net of tax.......              582             (814)           2,087             (510)
                                                          ------------     ------------     ------------     ------------
COMPREHENSIVE EARNINGS...............................     $      5,983     $      1,191     $     13,957     $      3,659
                                                          ============     ============     ============     ============

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

         On September 30, 2002 the Legislative Add-ons expired resulting in a reduction in Medicare funding for all long-term care providers. The Company estimates that based upon the Medicare case mix and census for the nine months ended September 30, 2002, it received an average rate of $31.22 per resident day related to the Legislative Add-ons. This decline in Medicare rates was partially offset by a 2.6% market basket increase received on October 1, 2002. For the nine months ended September 30, 2003 the average daily Medicare Part A rate was $292.93, as compared to $311.55 for the nine months ended September 30, 2002. Based upon the Medicare case mix and census for the nine months ended September 30, 2003, the lower average Medicare Part A rate, primarily resulting from the loss of the Legislative Add-ons, reduced revenues by approximately $10.1 million for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002.

         With respect to the RUGs Refinements, on April 23, 2002 the Centers for Medicare and Medicaid Services ("CMS") announced that it would delay the refinement of the RUGs categories thereby extending the related funding enhancements for at least one additional year to September 30, 2003. In May 2003, CMS released a proposed rule to maintain the current

RUGs classification until October 1, 2004. Further to this, Congress enacted legislation directing CMS to conduct a study of the RUGs classification system and report its recommendations to Congress by January 2005. The proposed federal 2003/2004 budget extends the additional funding for the RUGs Refinements to September 30, 2004. Based upon the Medicare case mix and census for the nine months ended September 30, 2003, the Company estimates that it received an average $23.61 per resident day, which on an annualized basis amounts to $17.0 million related to the RUGs Refinements. A decision to discontinue all or part of the enhancement could have a significant impact on the Company.

         Effective September 1, 2003, CMS implemented a $1,590 annual payment cap per Medicare beneficiary for outpatient Part B rehabilitation therapy services. For 2003, the cap will apply to services provided after August 31, 2003. For 2004 and thereafter, the cap will apply on a calendar year basis. The impact of this payment cap cannot be reasonably estimated based on the information available at this time; however, the cap is expected to reduce therapy revenues.

         In February 2003, CMS announced its plan to reduce its level of reimbursement for uncollectible Part A co-insurance. Under current law, skilled nursing facilities are reimbursed 100% for any bad debts incurred. Over the next three years, CMS plans to phase down the reimbursement level to 70% as follows:
90% effective for the government fiscal year commencing October 1, 2003; 80% for the government fiscal year commencing October 1, 2004; and 70% for the government fiscal year commencing October 1, 2005 and thereafter. This plan is consistent with the bad debt reimbursement plan for hospitals. The Company estimates that should this plan be implemented, the impact on earnings before income taxes would be approximately $1.3 million in 2004, increasing to approximately $3.3 million in 2006. These estimates are based upon historical experience and known state reimbursement changes that are subject to change.

         Effective October 1, 2003 CMS increased Medicare rates by 6.26% reflecting (1) a cumulative forecast correction ("Administrative Fix") which increased the Federal base payment rates by 3.26%, and (2) the annual market basket increase of 3.0%. The Company estimates that based on the Medicare case mix for the first nine months of 2003, this Medicare rate increase would add approximately $18.45 per Medicare day. Based on the Medicare patient days for the nine months ended September 30, 2003, this Medicare rate increase amounts to additional annualized revenue of approximately $13.3 million going forward, which will be tempered by higher labor and other operating costs.

Assets from Divested Operations

         Through the divestiture program in Texas and Florida, the Company has assumed notes from the purchasers of properties and operations sold, and in other transactions retained ownership of certain nursing home properties, which the Company leases to other unrelated long-term care providers. As a result, the earnings and cash flow of the Company could be influenced by the financial stability of these unrelated long-term care providers.

         As at September 30, 2003 the Company has $21.4 million in notes receivable from Tandem, which are due in full at various dates between April 2006 and December 2007.

         In addition, pursuant to disposition agreement with Greystone Tribeca Acquisition L.L.C. ("Greystone") in September 2000, the Company received initial cash proceeds of $30.0 million and contingent consideration in the form of a series of interest bearing notes, which have a minimum value of $10.0 million and maximum aggregate value of $30.0 million, plus interest. As a significant portion of the sale proceeds were contingent, the disposal was accounted for as a deferred sale in accordance with SFAS No. 66. There was no gain or loss recorded on the initial transaction, and the Company continues to depreciate the fixed assets on its balance sheet, which as at September 30, 2003 have a net book value of $34.3 million. The notes receivable mature in March 2004 at which time the notes and interest are payable to the Company.

         The Company owns $16.3 million in nursing home properties in Texas and Florida relating to divested operations and has $8.3 million in accounts receivable with unrelated long-term care providers who lease the properties. For the nine months ended September 30, 2003 and 2002, the Company earned management and consulting fees of $0.7 million and $1.1 million, respectively, and rental revenue of $1.5 million and $3.0 million, respectively, from properties owned and leased to unrelated long-term care operators.

Accrual for Self-Insured Liabilities

         The Company has $46.1 million in accruals for self-insured liabilities as of September 30, 2003. An actuarial valuation was completed as of September 30, 2003 and it was determined that no adjustment was required to the accrual for self-insured liabilities amounts on the balance sheet. Though the Company has been successful in exiting from the states of Texas and Florida and limiting future exposure to general liability claims in these states, the timing and eventual settlement costs for these claims cannot be precisely defined.

11. SUBSEQUENT EVENTS

         Subsequent to September 30, 2003 the Company entered into several agreements which are anticipated to be completed in the fourth quarter of 2003. The Company entered into agreements to purchase one skilled nursing facility (99 beds) and an adjacent piece of land in Wisconsin for approximately $4.4 million and has signed a letter of intent to purchase one currently leased skilled nursing facility in Washington for approximately $1.5 million. In addition, the Company has an agreement to sell, for approximately $1.8 million, a previously closed nursing facility with a net book value of approximately $1.4 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Based on number of beds, we are one of the largest providers of long-term care and related services in the United States. As of September 30, 2003, we operated 139 nursing facilities (14,126 beds) and 35 assisted living and retirement facilities (1,728 units) located in 13 states. In addition, we managed 14 nursing facilities (1,689 beds) and five assisted living and retirement facilities (156 units) and provided selected consulting services to 61 nursing facilities (7,483 beds) and two assisted living facilities (186 beds) owned by third parties. In total, we operated, managed or provided selected consulting services to 256 long-term care facilities (25,368 beds) in 16 states, of which 214 are nursing facilities (23,298 beds) and 42 are assisted living and retirement facilities (2,070 units).

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

         We generate our revenue from Medicare, Medicaid and private pay sources. The following table sets forth our Medicare, Medicaid and private pay sources of revenue by percentage of total revenue:

                                                 THREE MONTHS ENDED SEPT. 30           NINE MONTHS ENDED SEPT. 30,
                                                 ---------------------------           ---------------------------
                                                   2003               2002               2003               2002
                                                   ----               ----               ----               ----
Medicare..............................             26.2%             26.1%               27.1%              25.7%
Medicaid..............................             50.0%             49.4%               48.9%              49.7%
Private Pay...........................             23.8%             24.5%               24.0%              24.6%

LEGISLATIVE ACTIONS AFFECTING REVENUES

         Our earnings are highly contingent on Medicare and Medicaid funding rates, and the effective management of staffing and other costs of operations which are strictly monitored through state and federal regulatory authorities. We are unable to predict whether the federal or any state government will adopt changes in their reimbursement systems, or if adopted and implemented, what effect such initiatives would have on us. Limitations on Medicare and Medicaid reimbursement for healthcare services are continually proposed. Changes in applicable laws and regulations could have an adverse effect on the levels of reimbursement from governmental, private and other sources.

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

         On September 30, 2002 the Legislative Add-ons expired resulting in a reduction in Medicare funding for all long-term care providers. We have estimated that based upon the Medicare case mix and census for the nine months ended September 30, 2002, we received an average rate of $31.22 per resident day related to the Legislative Add-ons. This decline in Medicare rates was partially offset by a 2.6% market basket increase received on October 1, 2002. For the nine months ended September 30, 2003 the average daily Medicare Part A rate was $292.93, as compared to $311.55 for the nine months ended September 30, 2002. Based upon the Medicare case mix and census for the nine months ended September 30, 2003, the lower average Medicare Part A rate, primarily resulting from the loss of the Legislative Add-ons, reduced revenues by approximately $10.1 million for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002.

         With respect to the RUGs Refinements, on April 23, 2002 the Centers for Medicare and Medicaid Services ("CMS") announced that it would delay the refinement of the RUGs categories thereby extending the related funding enhancements for at least one additional year to September 30, 2003. In May 2003, CMS released a proposed rule to maintain the current RUGs classification until October 1, 2004. Further to this, Congress enacted legislation directing CMS to conduct a study of the RUGs classification system and report its recommendations to Congress by January 2005. The proposed federal 2003/2004 budget extends the additional funding for the RUGs Refinements to September 30, 2004. Based upon the Medicare case mix and census for the nine months ended September 30, 2003, we estimated that we received an average $23.61 per resident day, which on an annualized basis amounts to approximately $17.0 million related to the RUGs Refinements. A decision to discontinue all or part of the enhancement could have a significant impact on us.

         Effective September 1, 2003, CMS implemented a $1,590 annual payment cap per Medicare beneficiary for outpatient Part B rehabilitation therapy services. For 2003, the cap will apply to services provided after August 31, 2003. For 2004 and thereafter, the cap will apply on a calendar year basis. The impact of this payment cap cannot be reasonably estimated based on the information available at this time; however, the cap is expected to reduce therapy revenues.

         In February 2003, CMS announced its plan to reduce its level of reimbursement for uncollectible Part A co-insurance. Under current law, skilled nursing facilities are reimbursed 100% for any bad debts incurred. Over the next three years, CMS plans to phase down the reimbursement level to 70% as follows:
90% effective for the government fiscal year commencing October 1, 2003; 80% for the government fiscal year commencing October 1, 2004; and 70% for the government fiscal year commencing October 1, 2005 and thereafter. This plan is consistent with the bad debt reimbursement plan for hospitals. We have estimated that should this plan be implemented, the impact on earnings before income taxes would be approximately $1.3 million in 2004, increasing to approximately $3.3 million in 2006. These estimates are based upon historical experience and known state reimbursement changes that are subject to change.

         Effective October 1, 2003 CMS increased Medicare rates by 6.26% reflecting (1) a cumulative forecast correction ("Administrative Fix") which increased the Federal base payment rates by 3.26%, and (2) the annual market basket increase of 3.0%. We have estimated that based on the Medicare case mix for the first nine months of 2003, this Medicare rate increase would add approximately $18.45 per Medicare day. Based on the Medicare patient days for the nine months ended September 30, 2003, this Medicare rate increase amounts to additional annualized revenue of approximately $13.3 million going forward, which will be tempered by higher labor and other operating costs.

CRITICAL ACCOUNTING POLICIES

         For a full discussion of our critical accounting policies, refer to the Management Discussion and Analysis section in our Annual Report on Form 10-K for the year ended December 31, 2002. Our disclosures in such report on Form 10-K have not materially changed since that report was filed. We consider our accounting policies to be critical to an understanding of our financial statements because their application requires significant judgement and reliance on estimations of matters that are inherently uncertain. Specific risks relate to the accounting policies applied in revenue recognition and the valuation of accounts receivable, the valuation of assets and determination of asset impairment, the accrual for self-insured liabilities and accounting for deferred income taxes.

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

         In June 2002, we entered into an interest rate swap (used to hedge the fair value of fixed-rate debt obligations) with a notional amount of $150 million maturing in December 2007. Under this swap, we pay a variable rate of interest equal to the one-month London Interbank Borrowing Rate ("LIBOR") (1.12% as of September 30, 2003), adjustable monthly, plus a spread of 4.805% and receive a fixed rate of 9.35%. Under the terms of the interest rate swap, the counterparty can call the swap upon 30 days notice. This swap is designated as a fair value hedge and, as a result, changes in the market value of the swap had no impact on the income statement during 2002 or 2003.

         In June 2002, we entered into an interest rate cap with a notional amount of $150 million maturing in December 2007. Under this cap, we pay a fixed rate of interest equal to 0.24% and receive a variable rate of interest equal to the excess, if any, of the one-month LIBOR rate, adjusted monthly, over the cap rate of 7%. Under the terms of the interest rate cap, the counterparty can call the cap upon 30 days notice. A portion of the interest rate cap with a notional amount of $32 million is designated as a hedging instrument (cash-flow hedge) to effectively limit possible increases in interest payments under variable-rate debt obligations. The remainder of the interest rate cap with a notional amount of $118 million is used to offset increases in variable-rate interest payments under the interest rate swap to the extent one-month LIBOR exceeds 7%. This portion of the interest rate cap is not designated as a hedging instrument under SFAS 133.

PURCHASE OF PREVIOUSLY-LEASED FACILITIES

         In October 2002, we purchased three skilled nursing facilities in Ohio and four skilled nursing facilities in Indiana that we previously leased for an aggregate purchase price of $17.9 million. The purchase price consisted of $7.4 million in cash and a $10.5 million ten-year note. In September 2003, as part of an agreement to fix the interest rate with the holder of the note, the Company paid $2.0 million and agreed to refinance the 10-year note. Should the Company not proceed, the interest rate would be settled through the re-opening of arbitration.

ASSET DIVESTITURES AND PROVISION FOR CLOSURE AND EXIT COSTS

         In May 2002, Tandem Health Care, Inc. exercised its option to purchase seven properties that it leased from us in Florida for gross proceeds of $28.6 million, consisting of cash of $15.6 million and $13.0 million in 8.5% five-year notes (net proceeds of $25.5 million). We applied $12.4 million of the proceeds to reduce our bank debt. Until this date, Tandem operated these facilities under a lease agreement with a purchase option. The carrying value of the seven facilities was $21.5 million. As a result, we recorded a gain on the sale of assets of $4.0 million, inclusive of the deferred gain of $2.2 million from the sale of two leased nursing properties in April 2001 to Tandem. We deferred the gain from this April 2001 transaction in accordance with Statement of Financial Accounting Standard No. 66.

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

DEVELOPMENT OF NEW FACILITIES

         In the second quarter of 2003, we entered into construction agreements for the expansion of four assisted living facilities (86 units) and two skilled nursing facilities (38 beds) and the addition of one new assisted living facility (40 units). Four of the seven projects are expected to be completed in 2004, with the remainder completed in early 2005. The total approximate cost of the projects is $15.2 million. Capital expenditure commitments of $9.7 million have been made. Costs incurred through September 30, 2003 were $1.3 million.

OTHER ITEMS

         We continue to negotiate collection on a number of outstanding Medicare and Medicaid settlement receivables. Normally such issues are resolved during an annual audit process; however we record provisions for disagreements that require settlement through a formal appeal process. For one specific Medicare receivable issue which concerns fiscal years prior to the implementation of the Prospective Payment System and involves the allocation of overhead costs, the first of three specific claim years was presented to the Provider Reimbursement Review Board ("PRRB") at a hearing in January, 2003. The hearing procedures were discontinued after the parties negotiated a methodology for resolution of the claim for one of the years in dispute. The negotiated settlement for this and other issues relating to the 1996 cost report year, resulted in no adjustment to the recorded receivable balance, and we subsequently collected $3.0 million from the Fiscal Intermediary ("FI"). For another specific issue involving a staffing cost issue, a settlement of the first year of seven specific claim years was reached prior to the January 2003 PRRB hearing, and we continue to negotiate years in dispute with the FI. For both the overhead allocation and staffing issues, which we are appealing for the recovery of $11.6 million and $6.4 million respectively, further negotiations on the remaining years under appeal are expected to occur prior to the hearing dates which are scheduled for the first and second quarters, respectively, of 2004. We also have a hearing scheduled in the third quarter on a Director of Nursing staff cost issue. In the third quarter of 2003, we made a provision for $2.2 million as a reduction of revenue pertaining to individual claims in dispute with the FI relating to the cost report years 1996 through 1998. We continue to pursue collection of these claims with the FI. As of September 30, 2003 we had $56.5 million in gross Medicare and Medicaid settlement receivables with a related allowance for doubtful accounts of $17.6 million. The net amounts receivable represents our estimate of the amount collectible on Medicare and Medicaid prior period cost reports.

         We have $46.1 million in accruals for self-insured liabilities as of September 30, 2003. An actuarial valuation was completed as of September 30, 2003 and it was determined that no adjustment was required to the accrual for self-insured liabilities amounts on the balance sheet. Though we have been successful in exiting from the states of Texas and Florida and limiting future exposure to general liability claims in these states, the timing and eventual settlement costs for these claims cannot be precisely defined.

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

SUBSEQUENT EVENTS

         Subsequent to September 30, 2003 we entered into agreements to purchase one skilled nursing facility (99 beds) and an adjacent piece of land in Wisconsin for approximately $4.4 million and signed a letter of intent to purchase one currently leased skilled nursing facility in Washington for approximately $1.5 million. In addition, we have an agreement to sell, for approximately $1.8 million, a previously closed nursing facility with a net book value of approximately $1.4 million.

RESULTS FROM OPERATIONS:

The following table sets forth details of revenues and earnings as a percentage of total revenues:

                                                               THREE MONTHS           NINE MONTHS
                                                                   ENDED                 ENDED
                                                                 SEPT. 30,             SEPT. 30,
                                                           -------------------     -------------------
                                                             2003        2002        2003        2002
                                                           -------     -------     -------     -------
Revenues:
  Nursing and assisted living centers..............           96.7%       96.9%       96.8%       96.6%
  Outpatient therapy...............................            1.4         1.2         1.3         1.3
  Other............................................            1.9         1.9         1.9         2.1
                                                           -------     -------     -------     -------
                                                             100.0       100.0       100.0       100.0
Expenses:
  Operating and general and administrative costs ..           87.1        88.4        87.9        88.1
  Lease costs, depreciation and amortization.......            5.3         5.8         5.4         6.0
  Interest, net....................................            3.5         4.2         3.7         3.9
  Gain on disposal of assets.......................              -           -           -        (0.7)
  Provision for closure and exit costs.............              -           -           -         0.9
  Loss on early retirement of debt.................              -           -           -         0.5
                                                           -------     -------     -------     -------
  Earnings before taxes............................            4.1         1.6         3.0         1.3
  Income tax expense...............................            1.6         0.6         1.2         0.6
                                                           -------     -------     -------     -------
  Net Earnings.....................................            2.5%        1.0%        1.8%        0.7%
                                                           =======     =======     =======     =======

Average occupancy in our long-term care facilities was as follows:

                                               THREE MONTHS ENDED SEPT. 30,    NINE MONTHS ENDED SEPT. 30,
                                               ----------------------------    ---------------------------
                                                   2003          2002              2003           2002
                                                   ----          ----              ----           ----
Skilled nursing facilities............             91.6%         90.8%             91.4%          90.0%
Assisted living facilities............             86.9%         84.5%             86.0%          83.1%

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2002

         Our key Medicare and Medicaid results and statistics for our nursing operations, including ancillary revenues, for the three months ended September 30, 2003 ("2003 quarter") and the three months ended September 30, 2002 ("2002 quarter") are summarized as follows:

                                                 MEDICARE                          MEDICAID
                                       -----------------------------     ------------------------------
                                        2003       2002       CHANGE      2003       2002        CHANGE
                                       ------     ------      ------     ------     ------       ------
Average daily rate ...............     $  312     $  338       (7.7%)    $  136     $  126        7.9%
Residents as a percent of total
census ...........................       15.2       13.3       14.3%       67.7       68.5       (1.2%)
Average daily census .............      1,970      1,702       15.7%      8,745      8,746       (0.0%)

         The Medicare Part A average daily rate decreased from $311.11 for the 2002 quarter to $294.12 for the 2003 quarter. The decrease in the total Medicare and Part A Medicare rate is primarily relating to the loss of Legislative Add-ons and the $2.2 million provision for prior year long-term Medicare settlement receivables (refer to note 5 of financial statements).

REVENUES

         Revenues in the 2003 quarter were $220.0 million, representing an increase of $13.2 million, or 6.4%, from $206.8 million in the 2002 quarter. Outpatient therapy and other revenues increased by $0.8 million.

         Revenues from nursing and assisted living facilities increased $12.4 million due to:

         - a 4.7% increase in the average daily nursing Medicaid rate (which included cost-offset funding as a result of increased state assessments and bed taxes of $1.8 million), which increased revenues by $4.8 million;

         - an increase in Medicare residents from 13.3% of total residents in the 2002 quarter to 15.2% in the 2003 quarter, which increased revenues by $3.3 million;

         - a 1.1% increase in nursing resident census from an average daily census of 12,775 in the 2002 quarter to 12,915 in the 2003 quarter, which increased revenues by $2.4 million;

         - a recovery of $1.9 million in Medicaid revenues as the outcome of a favorable court decision in the State of Ohio relating to the recovery of alleged government overpayments for adjudicated Medicaid cost report periods. We continue to review prior year cost report settlements as they relate to the court's decision;

         - increases in other average daily nursing rates, which resulted in additional revenues of $1.8 million;

         - an increase in nursing ancillary revenues of $2.0 million, primarily due to increased therapy services; and

         - an increase of $1.0 million when comparing the 2003 quarter with the 2002 quarter due to more favorable Medicaid cost settlements in 2003; and

         - an increase in assisted living revenues of $0.5 million due to increased occupancy and higher rates;

         These increases were offset by a decrease of $3.1 million in Medicare revenue primarily relating to the expiration of the Legislative Add-ons as of October 1, 2002 and a decrease of $2.2 million for prior year long-term Medicare settlement receivables (refer to note 5 of financial statements).

OPERATING AND GENERAL AND ADMINISTRATIVE COSTS

         Operating and general and administrative costs increased $9.0 million, or 4.9%, between periods, and included increases of:

         - wages and benefits of $2.1 million, or a 1.7% increase, which includes an average wage increase of 2.5% in nursing operations, offset by lesser increases in other areas;

         - state assessments and bed taxes of $1.8 million;

         - drug expense of $1.2 million due to higher resident census, Medicare mix and drug prices;

         - professional fees expense of $1.0 million primarily due to legal fees and nursing consulting; and

         - other operating and general and administrative expenses of $2.9 million.

LEASE COSTS, DEPRECIATION AND AMORTIZATION

         Lease costs decreased $0.4 million when comparing periods, including $0.5 million as a result of the purchase of previously leased facilities in 2002, offset by an increase of $0.1 million relating to other facilities that we continue to operate. Depreciation and amortization was unchanged at $9.4 million for both the 2003 quarter and the 2002 quarter.

INTEREST

         Interest expense, net of interest income, decreased $1.2 million to $7.6 million for the 2003 quarter compared to $8.8 million for the 2002 quarter. The weighted average interest rate of all long-term debt decreased to 7.61% during the 2003 quarter compared to approximately 8.11% during the 2002 quarter. Net interest expense was net of interest income of $1.3 million from interest rate swaps and $0.1 from the rate cap in the 2003 quarter compared to net interest income of $1.0 million from interest rate swaps and interest expense of $0.5 million from the rate cap in the 2002 quarter. The average debt level increased to $397.2 million during the 2003 quarter compared to $388.9 million during the 2002 quarter.

INCOME TAXES

         Income tax expense for the 2003 quarter was $3.6 million compared to $1.2 million for the 2002 quarter. Our effective tax rate was 40.0% for the 2003 quarter as compared to 37.3% for the 2002 quarter. The increase was due to incremental state income taxes in 2003.

NET EARNINGS

         Net earnings for the 2003 quarter were $5.4 million compared to $2.0 million for the 2002 quarter. The improvement in net earnings is due to the reasons described herein.

RELATED PARTY TRANSACTIONS

         We insure certain risks, including comprehensive general liability, property coverage, excess workers' compensation and employer's liability insurance, with Laurier Indemnity Company and Laurier Indemnity Ltd., affiliated insurance subsidiaries of Extendicare Inc. We recorded approximately $2.7 million of expenses for this purpose for each of the three months ended September 30, 2003 and 2002.

         We purchase computer hardware and software support services from Virtual Care Provider, Inc., an affiliated subsidiary of Extendicare Inc. Expenses related to these services were $1.7 million and $2.1 million for the three months ended September 30, 2003 and 2002, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2002

         Our key Medicare and Medicaid results and statistics for our nursing operations, including ancillary revenues, for the nine months ended September 30, 2003 ("2003 period") and the nine months ended September 30, 2002 ("2002 period") are summarized as follows:

                                                    MEDICARE                                MEDICAID
                                       ------------------------------------    ------------------------------------
                                         2003         2002           CHANGE      2003         2002           CHANGE
                                       --------     --------         ------    --------     --------         ------
Average daily rate................     $    317     $    337         (5.9%)    $    132     $    126          4.8%
Residents as a percent of total
  census..........................         15.4         13.1         17.6%         67.4         68.6         (1.7%)
Average daily census..............        1,978        1,663         18.9%        8,681        8,703         (0.3%)

         The Medicare Part A average daily rate decreased from $311.55 for the 2002 period to $292.93 for the 2003 period. The decrease in the total Medicare and Part A Medicare rate is primarily relating to the loss of Legislative Add-ons and the $2.2 million provision for prior year long-term Medicare settlement receivables (refer to note 5 of financial statements).

REVENUES

         Revenues in the 2003 period were $644.7 million, representing an increase of $37.9 million, or 6.2%, from $606.8 million in the 2002 period. Outpatient therapy and other revenues increased by $0.3 million in the 2003 period primarily due to growth of the outpatient therapy operations.

         Revenues from nursing and assisted living facilities increased $37.6 million in the 2003 period due to:

         - an increase in Medicare residents from 13.1% of total residents in the 2002 period to 15.4% in the 2003 period, which increased revenues by $11.8 million;

         - a 3.6% increase in the average daily nursing Medicaid rate (which included cost-offset funding as a result of increased state assessments and bed taxes of $2.6 million), which increased revenues by $10.7 million;

         - a 1.5% increase in nursing resident census from an average daily census of 12,682 for the 2002 period to 12,872 in the 2003 period, which increased revenues by $9.8 million;

         - increases in other average daily nursing rates, which resulted in additional revenues of $6.5 million;

         - an increase in nursing ancillary revenues of $5.8 million, primarily due to increased therapy services;

         - a recovery of $3.4 million in Medicaid revenues as the outcome of a favorable court decision in the State of Ohio relating to the recovery of alleged government overpayments for adjudicated Medicaid cost report periods. We continue to review prior year cost report settlements as they relate to the court's decision; and

         - an increase in assisted living revenues of $1.9 million due to increased occupancy and higher rates.

         These increases were offset by a decrease of $10.1 million in Medicare revenue primarily relating to the expiration of the Legislative Add-ons as of October 1, 2002 and a decrease of $2.2 million for prior year long-term Medicare settlement receivables, which are under review with the fiscal intermediary (refer to note 5 of financial statements).

OPERATING AND GENERAL AND ADMINISTRATIVE COSTS

         Operating and general and administrative costs increased $32.4 million, or 6.1%, between the 2003 period and the 2002 period, and included increases of:

         - wages and benefits of $14.8 million and contracted staffing for food and laundry services of $3.6 million totaling $18.4 million, or a 4.8% increase, which includes an average wage rate increase of 3.8% in nursing operations;

         - drug expense of $3.0 million due to higher resident census, Medicare mix and drug prices;

         - state assessments and bed taxes of $2.6 million;

         - supplies expense of $1.9 million primarily due to higher occupancy;

         - professional fees expense of $1.6 million primarily due to legal fees and nursing consulting; and

         - other operating and general and administrative expenses of $4.9 million.

LEASE COSTS, DEPRECIATION AND AMORTIZATION

         Lease costs decreased $1.6 million when comparing periods, including $1.5 million as a result of the purchase of previously leased facilities in 2002 and $0.1 million relating to other facilities that we continue to operate. Depreciation and amortization decreased $0.5 million to $27.7 million for the 2003 period compared to $28.2 million for the 2002 period.

INTEREST

         Interest expense, net of interest income, decreased $0.4 million to $23.5 million for the 2003 period compared to $23.9 million for the 2002 period. The weighted average interest rate of all long-term debt increased to 7.77% during the 2003 period compared to approximately 7.70% during the 2002 period. Net interest expense was net of net interest income of $3.3 million from interest rate swaps and caps in the 2003 period compared to $0.3 million of net interest expense from interest rate swaps and caps in the 2002 period. The average debt level increased to $397.7 million during the 2003 period compared to $383.5 million during the 2002 period.

LOSS (GAIN) ON DISPOSAL OF ASSETS AND PROVISION FOR CLOSURE AND EXIT COSTS AND OTHER ITEMS

         For 2002, we recorded a gain on disposal of assets of $4.0 million relating to the sale of seven properties in Florida to Tandem and a provision for closure and exit costs of $5.3 million. The gain of $4.0 million includes the recognition of a deferred gain of $2.2 million from the April 2001 sale of two other properties to Tandem. We deferred the gain from the April 2001 transaction in accordance with Statement of Financial Accounting Standard No.
66. The provision for closure and exit costs relates to an increase in the overall disposition reserve for cost report and other settlements with the states of Florida and Texas and other Medicare fiscal intermediaries, collection of receivables, and settlement of claims with suppliers and employees.

LOSS ON EARLY RETIREMENT OF DEBT

         Loss on early retirement of debt was $2.8 million for the 2002 period due to the retirement in June 2002 of our credit facility using proceeds from the issuance of the Senior Notes.

INCOME TAXES

         Income tax expense for the 2003 period was $7.9 million compared to $3.4 million for the 2002 period. Our effective tax rate was 40.1% for the 2003 period as compared to 45.1% for the 2002 period. The tax rate for the 2002 period was higher because of the reversal of current and prior year state deferred income tax benefits in the 2002 period. When we assess the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and record a valuation allowance, if required. The ultimate realization of deferred tax assets depends upon us generating future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies when we make this assessment.

NET EARNINGS

         Net earnings for the 2003 period were $11.9 million compared to $4.2 million for the 2002 period. The improvement in net earnings is due to the reasons described herein.

RELATED PARTY TRANSACTIONS

         We insure certain risks, including comprehensive general liability, property coverage, excess workers' compensation and employer's liability insurance, with Laurier Indemnity Company and Laurier Indemnity Ltd., affiliated insurance subsidiaries of Extendicare Inc. We recorded approximately $8.0 million and $8.5 million of expenses for this purpose for the 2003 period and 2002 period, respectively.

         We purchase computer hardware and software support services from Virtual Care Provider, Inc., an affiliated subsidiary of Extendicare Inc. Expenses related to these services were $5.2 million and $5.9 million for the 2003 period and 2002 period, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         We had cash and cash equivalents of $51.8 million at September 30, 2003 and $27.0 million at December 31, 2002. We generated cash flow of $35.2 million from operating activities for the nine months ended September 30, 2003 compared with $29.3 million in the comparable 2002 period. The increase was primarily due to an improvement in earnings and a reduction of $5.1 million in payments for self-insured liabilities.

         Our working capital increased $27.4 million from $38.0 million at December 31, 2002 to $65.4 million at September 30, 2003. The increase included a $17.0 million net decrease in accounts payable, accrued liabilities and current portion of accrual for self-insured liability. This increase in working capital was partially offset by a $6.1 million decrease in accounts receivable.

         Accounts receivable at September 30, 2003 were $98.0 million compared with $104.1 million at December 31, 2002, representing a decrease of $6.1 million. The reduction in accounts receivable included a $6.7 million decrease within the nursing operations, offset by an increase of $0.6 million in outpatient therapy receivables Within the nursing operations, billed patient care and other receivables decreased $1.5 million and third-party payor settlement receivables, based on Medicare and Medicaid cost reports, decreased $5.2 million.

         The decrease in settlement receivables of $5.2 million from December 31, 2002 to September 30, 2003 included decreases of $3.9 million from collections of Medicare settlements, $5.6 million for collections of Medicare co-insurance amounts recorded as revenue in 2002 and $3.2 million for collection of Medicaid cost report settlements. These decreases were partially offset by an increase of $7.5 million relating to revenue in the 2003 period for anticipated Medicare reimbursement for uncollectible co-insurance amounts.

         Property and equipment decreased $9.4 million from December 31, 2002 to a total of $443.7 million at September 30, 2003. The decrease was the result of depreciation expense of $25.0 million and asset disposals of $0.1 million. These decreases were partially offset by capital expenditures of $15.7 million.

         Total long-term debt, including both current and long-term maturities of debt, totaled $395.8 million at September 30, 2003. This represents a decrease of $2.4 million from December 31, 2002, due to repayments of long-term debt.

         The weighted average interest rate of all of our long-term debt was 7.54% at September 30, 2003 and 7.77% for the 2003 period (including the effects of the interest rate swap and cap) and such debt had maturities ranging from 2003 to 2014.

         As of September 30, 2003, our parent, Extendicare Inc., held $27.9 million, or 14.0%, of our outstanding Senior Subordinated Notes.

         Cash used in investing activities was $14.8 million for the nine months ended September 30, 2003 compared to $2.7 million provided from investing activities for the comparable 2002 period. The change of $17.5 million was due to proceeds in 2002 from the sale of property and equipment of $14.3 million, an increase in 2003 of $3.0 million in purchases of property and equipment and a decrease in 2003 in the collection of notes receivable of $0.2 million.

         Cash provided from financing activities was $4.5 million for the 2003 period compared to $3.3 million used in financing activities for the comparable 2002 period. The change of $7.7 million primarily relates to increased bank indebtedness partially offset by the payoff of debt in June 2002 using proceeds from the issuance of new debt as described below.

         On June 28, 2002, we refinanced all outstanding indebtedness under our then existing credit facility with the proceeds from the issuance of our 9.5% Senior Notes due 2010 and we entered into a new credit facility that provides senior secured financing of up to $105.0 million on a revolving basis. As of September 30, 2003, we did not have any borrowings outstanding under this new credit facility, but we had $41.1 million of letters of credit outstanding thereunder. The new credit facility will terminate on June 28, 2007. Borrowings drawn during the first four fiscal quarters following closing of the new credit facility will initially bear interest, at our option, at an annual rate equal to:

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

         We are in compliance with these financial covenants as of September 30, 2003.

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

Quantitative Disclosures

         The table below presents principal, or notional, amounts and related weighted average interest rates by year of maturity for our debt obligations and interest rate swaps as of September 30, 2003 (dollars in thousands):

                                                                                                                  FAIR
                                                                                                                VALUE OF
                                                                                          AFTER                LIABILITY
                                        2003      2004      2005      2006      2007       2007      TOTAL      (ASSET)
                                      -------   -------   -------   -------   --------   --------   --------   --------
LONG-TERM DEBT:
Fixed Rate.........................   $   372   $   982   $   984   $   977   $203,801   $156,669   $363,785   $383,495
Average Interest Rate..............      7.48%     8.33%     8.46%     8.46%      9.32%      9.58%      9.42%
Variable Rate......................        --        --        --        --         --   $ 32,000   $ 32,000   $ 32,000
Average Interest Rate..............        --        --        --        --         --       1.16%      1.16%
INTEREST RATE SWAPS: (fixed to
  variable)
Notional Amount....................        --        --        --        --         --   $150,000   $150,000   $ (8,747)
Average Pay Rate (variable rate)...        --        --        --        --         --         --       5.93%
Average Receive Rate (fixed rate)..        --        --        --        --         --         --       9.35%
INTEREST RATE CAPS:
  Notional Amount..................        --        --        --        --         --   $150,000   $150,000   $    936

         The above table incorporates only those exposures that existed as of September 30, 2003 and does not consider those exposures or positions which could arise after that date or future interest rate movements. As a result, the information presented above has limited predictive value. Our ultimate results with respect to interest rate fluctuations will depend upon the exposures that occur, our hedging strategies at the time and interest rate movements.

ITEM 4.           CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

         The Company's management evaluated, with the participation of the Company's Chairman of the Board and Chief Executive Officer and Vice President, Chief Financial Officer and Treasurer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) as of the end of the quarter ended September 30, 2003. Based upon their evaluation of these disclosure controls and procedures, the Chairman of the Board and Chief Executive Officer and Vice President, Chief Financial Officer and Treasurer concluded that the disclosure controls and procedures were effective, as of the end of the quarter ended September 30, 2003, to ensure that material information relating to the Company (including its consolidated subsidiaries) was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

Changes in internal control

         There was no change in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         There were no material developments related to the Company's legal proceedings during the quarter ended September 30, 2003. For further information regarding the Company's legal proceedings, refer to Item 3 - Legal Proceedings in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 as well as the paragraphs which discuss litigation and the Omnicare Preferred Provider Agreement in note 8 of the condensed consolidated financial statements included in this Form 10-Q.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

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

         Form 8-K furnished on August 11, 2003, relating to a press release dated August 11, 2003, which announced earnings for the quarter ended June 30, 2003, pursuant to item 12.

                        EXTENDICARE HEALTH SERVICES, INC.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        EXTENDICARE HEALTH SERVICES, INC.

Date: November 12, 2003           By: /s/ Mark W. Durishan
                                      --------------------------

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