Form 10-K
period 2003-12-31
EXTENDICARE HEALTH SERVICES INC
filed 2004-03-23
CIK 1052024

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                            ------------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

                               Yes __     No [X]

     Common Stock -- authorized 1,000 shares, $1.00 par value; issued and outstanding 947 shares as of March 15, 2004. All issued and outstanding shares of Common Stock were, on June 30, 2003, and continue to be held indirectly by Extendicare Inc., a publicly traded Canadian company.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I

Cautionary Notice Regarding Forward Looking Statements................    1

ITEM 1.   BUSINESS....................................................    2
          General.....................................................    2
          The Long-Term Care Industry.................................    2
          Competitive Strengths.......................................    3
          Business Strategy...........................................    6
          Risk Factors................................................    7
          Operations..................................................   13
            Overview of Business......................................   13
            Sources of Revenue........................................   15
            Quality of Care and Employee Training.....................   17
            Employees.................................................   18
            Marketing.................................................   18
            Competition...............................................   18
            Government Regulation.....................................   19
          Insurance...................................................   25
          Legal Proceedings...........................................   25
          Website.....................................................   26

ITEM 2.   PROPERTIES..................................................   27

ITEM 3.   LEGAL PROCEEDINGS...........................................   28

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   29

                                  PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS.....................................................   30

ITEM 6.   SELECTED FINANCIAL DATA.....................................   31

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATION....................................   32

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK........................................................   56

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   58

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE....................................   93

ITEM 9A.  CONTROLS AND PROCEDURES.....................................   93

                                                                        PAGE
                                                                        ----
                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   94

ITEM 11.  EXECUTIVE COMPENSATION......................................   96

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS..................  100

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............  100

ITEM 14.  PRINCIPAL ACCOUNTANTS FEES AND SERVICES.....................  101

                                  PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
          8-K.........................................................  102

           CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

     This Annual Report on Form 10-K contains forward-looking statements that are intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding anticipated financial performance, business strategy and goals for future operations, are forward-looking statements. These forward-looking statements can be identified as such because the statements generally include words such as "expect," "intend," "believe," "anticipate," "estimate," "plan" or "objective" or other similar expressions. These forward-looking statements reflect our beliefs and assumptions, and are based on information currently available to us. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results, performance or achievements or industry results to be materially different from those expressed in, or implied by, these statements. Some, but not all, of the risks and uncertainties include those described in the "Risk Factors "section of this Form 10-K and include the following:

     - Medicare and Medicaid payment levels and reimbursement methodologies and the application of such methodologies and policies adopted by the government and its fiscal intermediaries;

     - liabilities and claims asserted against us, such as resident care litigation, including our exposure for punitive damage claims and increased insurance costs;

     - national and local economic conditions, including their effect on the ability to hire and retain qualified staff and employees and the associated costs;

     - federal and state regulation of our business and change in such regulations, as well as our compliance with such regulations;

     - actions by our competitors; and

     - our ability to maintain and increase census levels.

All forward-looking statements contained in this Annual Report on Form 10-K are expressly qualified in their entirety by the cautionary statements set forth or referred to above. We assume no obligation to update any forward-looking statement.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Extendicare Health Services, Inc. was incorporated in Delaware in 1984 and is an indirect, wholly owned subsidiary of Extendicare Inc. (hereafter referred to as "Extendicare"), a Canadian publicly traded company. As used herein, unless the context otherwise specifies or requires, the "Company", "we", or "us" refers to Extendicare Health Services, Inc. and its subsidiaries on a combined basis. We are subject to certain of the informational requirements of the Securities Exchange Act due to our public offerings of 9.35% Senior Subordinated Notes Due 2007, and 9.5% Senior Notes Due 2010, which have been registered under the Securities Act of 1933, as amended.

     Based upon number of beds, we are one of the largest providers of long-term care and related services in the United States. Through our network of geographically clustered facilities, we offer a continuum of healthcare services, including skilled nursing care, assisted living and related medical specialty services, such as subacute care and rehabilitative therapy. As of December 31, 2003, we operated or managed 193 long-term care facilities with 17,810 beds in 14 states, of which 154 were skilled nursing facilities with 15,945 beds and 39 were assisted living and retirement facilities with 1,865 units. We also provided consulting services to 63 facilities with 7,669 beds in three states. In addition, we operated 24 outpatient rehabilitation clinics in four states. We receive payment for our services from Medicare, Medicaid, private insurance, self pay residents and other third party payors.

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

     - expand asset portfolio through acquisition and internal growth;

     - focus on continued growth of facilities under management and consulting services agreements and rehabilitation clinics;

     - increase our operating efficiency; and

     - actively manage our asset portfolio so that we upgrade our facilities to meet the demands of the local market and customer base, or exit markets or sell facilities which do not meet our performance goals.

THE LONG-TERM CARE INDUSTRY

     According to the Centers for Medicare and Medicaid Services, or CMS (formerly the Healthcare Financing Administration), total healthcare spending is expected to grow at an annual rate of 7.3% from 2002 through 2013. By these estimates, healthcare expenditures will account for $3.4 trillion, or 18.4% of the gross domestic product by 2013. Nursing facility expenditures were approximately $103.7 billion in 2002, or 6.6% of total healthcare spending, and therefore such expenditures represent one of the largest components of national healthcare spending. The spending related to nursing facilities is expected to grow at an annual rate of 7.4% through 2013.

     The long-term care industry is changing as a result of several fundamental factors, which we believe we can capitalize on. These factors include:

     Aging Population. The aging of the U.S. population is a leading driver of demand for long-term care services. According to the 2000 census conducted by the U.S. Census Bureau, there were approximately 34.4 million Americans aged 65 or older, representing 12.6% of the total U.S. population. The U.S. Census Bureau has forecasted that the population of Americans aged 65 or older will increase to 53.2 million by 2020, representing 16.4% of the total U.S. population, and 78.8 million in 2050, representing 20% of the total U.S. population. Based upon these projections, the annual growth rate through 2020 for persons over 65 will be 2.6%, and 1.8% through 2050; whereas, the annual growth rate through 2020 for persons over 85, will be 2.6%, and 6.6% through 2050. According to the MetLife Market Survey of Nursing Home report in August 2003 ("MetLife Report"), whereas in 2000, approximately 1.6 million or 4.5% of all persons aged 65 and over were living in a nursing facility, this number will increase to approximately 6.6 million, or 8.4% of all persons aged 65 by the year 2050.

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

     Cost Containment Pressures. According to the MetLife Report, the remaining life expectancy of a male age 65 has increased to 16.3 years in 2002 from 12.7 years in 1942; and the remaining life expectancy of a female age 65 has increased to 19.2 years in 2002 from 14.7 years in 1942. As the number of people over age 65 continues to grow and as advances in medicine and technology continue to increase life expectancies, the likelihood of chronic conditions requiring treatment, and the resulting healthcare costs, are expected to rise faster than the availability of resources from government-sponsored healthcare programs. In response to such rising costs, governmental and private pay sources in the United States have adopted cost containment measures that encourage reduced lengths of stay in acute care hospitals. As a result, average acute care hospital stays have been shortened, and many patients are discharged despite a continuing need for nursing or specialty healthcare services, including therapy. An increasing number of patients require a high degree of monitoring, intensive and specialized medical care, 24-hour per day nursing services and a comprehensive array of rehabilitative therapies. This trend has increased demand for long-term care, home healthcare, outpatient facilities, hospices and assisted living facilities. We believe that long-term care companies with information systems to process clinical and financial data, and an integrated network and a broad range of services will be in a good position to contract with managed care or other payors.

     Changing Family Dynamics. As a result of the growing number of two-income families, in our opinion the immediate family has become less of a primary source of care-giving for the elderly. Women, who under more traditional roles were viewed as the primary caretakers of the family, have moved back into the workforce in increasing numbers as evidenced through their labor participation rates increasing from 38% in 1963 to 59% in 1998. At the same time, two-income families are better able to provide financial support for elderly parents to receive the care they need in a nursing or assisted living facility. The parent support ratio (the ratio of individuals over 85 to those 50 to 64 years of age) has increased from 3 to 100 in 1950 to 10 to 100 in 2000 and is expected to reach 29 to 100 by the year 2050. The expected increase is partly due to the fact that, by 1990, approximately 26% of the baby boom was childless.

COMPETITIVE STRENGTHS

     According to the CMS Healthcare Industry Market Update report published in May 2003, the long-term care industry is fragmented, with the 10 largest nursing facility companies accounting for 15.5% of the total facility beds as of April 2003. There are approximately 16,500 nursing facilities certified under the Medicare and/or Medicaid program with approximately 1.8 million available beds, and during 2002, approximately 3.5 million individuals lived in nursing facilities. Approximately 65% of nursing facilities are operated by for-profit companies, 28% are operated by non-profit organizations and 7% are operated by local government.

     Our major competitive strengths are:

     Leading Provider of Long-term Care Services. We are among the largest providers of long-term care services in the United States. As of December 31, 2003, we operated or managed 193 long-term care facilities with 17,810 beds. Our scope of operations allows us to achieve economies of scale in purchasing and contracting with suppliers and customers. For example, through our subsidiary, Extendicare Health Network, Inc., we purchase for nursing facilities in numerous states in addition to the facilities we operate or manage. Through our affiliate, Virtual Care Provider, Inc., we also provide technology support services to unaffiliated long-term care facilities.

     Focus on Core Business. Over the past, we have successfully identified and disposed of business segments that did not fit within our core business or facilities located in states with unacceptable litigation risks. During 1998 through 2001, in response to the implementation of the Medicare Prospective Payment System, or PPS, increased litigation and insurance costs in certain states, and increased operational costs resulting from changes in legislation and regulatory scrutiny, we divested under-performing nursing and assisted living facilities and non-core healthcare assets. These asset divestitures primarily included the sale of our pharmacy to Omnicare, Inc., and the sales of facilities and/or the transfer of all operations in the states of Florida and Texas in 1999, 2000 and 2001. We have more recently commenced development projects, or acquired facilities or undertook management or consulting contracts to grow in states that are attractive and offer opportunities for us to expand our present base of operations. In 2003, we commenced the development of seven projects that will expand several facilities (125 beds) and add one free-standing assisted living facility (40 units), acquired one nursing facility (99 beds), and approved eight future development projects, which will expand, or add to, our assisted living facilities (329 units). We intend to continue to focus on operating and managing long-term care facilities. In addition, we plan to continue to review the performance of our current facilities and exit markets or sell facilities that do not meet our performance goals. At the present time, we have no significant divestiture plans.

     Significant Facility Ownership. We own rather than lease a majority of our properties, unlike a number of other long-term care providers. As of December 31, 2003, we owned 163 facilities, or 93.7% of the total number of facilities we operated. We believe that owning properties increases our operating flexibility by allowing us to:

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

     Experienced and Proven Management Team. Our management team has demonstrated competency in dealing with significant changes in the reimbursement environment resulting from the shift to PPS, and identifying the significant exposures and risks of operating in the extremely litigious environments in Florida and Texas. We executed a planned divestiture program which reduced our level of debt, and reduced our exposure to liability claims and increased insurance costs. We have been successful in recruiting experienced management staff from our competitors to further strengthen our already experienced executive and operating management team.

     Geographic Diversity. We operate or manage facilities located in specific markets across 14 states primarily throughout the Northeast, Midwest and Northwest regions of the United States. No state contains more than 19% of our facilities or 20% of our beds. Each state is unique in terms of its competitive dynamics as well as political and regulatory environment. Each state administers its own Medicaid program, which constitutes a significant portion of our revenue. Our diversified market scope limits our exposure to events or trends that may occur in any individual state, including changes in any state's Medicaid reimbursement program and in regional and local economic conditions and demographics.

     Diversify within the Long-term Care Industry. We continue to explore opportunities to expand in states where we currently operate to provide either full management, consulting or accounting services. We also opened two new rehabilitation clinics during 2003. As of December 31, 2003 we operated 24 clinics, compared to 22 in 2002 and 20 in 2001.

     Management Focus on Key Performance Drivers. We believe that our senior management, as well as our field personnel, are proficient at focusing on the key areas that drive revenues, profits and cash flows. Our senior management has identified four critical drivers of operating and financial performance:

     - improving census, particularly increasing our Medicare census;

     - increasing cash flow from operations, through expediting billing and collections and other initiatives;

     - improving earnings from operations, through control of labor and other costs; and

     - diversifying within the long-term care industry through expansion of facilities under management and consulting agreements and expansion of our rehabilitation clinics

     Every level of management, starting with our Chief Executive Officer, devotes a significant portion of their time to improving these key performance drivers. We believe that this focused attention and commitment, along with the hard work by our employees have resulted in substantial improvement in several of our key performance indicators.

     For 2003, total average daily census, or ADC, increased to 12,901 resulting in an occupancy rate of 91.5% for our nursing facilities. ADC was 1.4% higher than the 12,729 in ADC, and 90.3% occupancy level, reported in 2002; and 3.5% higher than the 12,465 in ADC, and 87.8% occupancy level reported in 2001, on a same facility basis. For 2003, the Medicare ADC increased to 1,997 resulting in the percentage of Medicare residents to total residents of 15.5%. Medicare ADC increased 17.5% from the 1,699 in Medicare ADC reported in 2002; and 39.9% from the 1,427 in Medicare ADC reported in 2001, on a same facility basis. Assisted living facilities occupancy increased to 86.3% in 2003, as compared to 83.9% and 83.1% in 2002 and 2001, respectively.

     Cash flow from operations was $56.0 million in 2003, as compared to $38.8 million in 2002 and $82.6 million in 2001. Cash flow from operations in 2001 included an income tax recovery of $22.5 million and a lower level of payments for self-insured liability claims than in 2003 and 2002. Through consistent emphasis on admissions protocols, attention to older and larger account balances and proactive collection efforts at regional and head offices, we have improved our accounts receivable management. Days of revenues outstanding have dropped to approximately 40.0 days as of December 31, 2003, compared to 43 days in 2002 and
44.8 days in 2001.

     As discussed in our description of key performance indicators in the "Management Discussion and Analysis" section of this Annual Report on Form 10-K, we monitor earnings from operations by focusing on earnings before interest, taxes, depreciation and amortization, or EBITDA, and EBITDA expressed as a percentage of revenues. EBITDA increased to $99.3 million in 2003, compared to $80.4 million in 2002 and $62.4 million in 2001; and EBITDA as a percentage of revenues increased to 11.4% in 2003, compared to 9.9% in 2002 and 7.8% in 2001. The improvement in earnings involved the implementation of a variety of strategies to control labor costs and minimize the use of temporary staff. Regular wages as a percent of revenues have declined to 45.3% for 2003 from 46.5% for 2002 and 46.8% in 2001, while temporary wages as a percent of revenues in the same periods decreased to 0.4% in 2003, from 1.2% in 2002 and 2.5% in 2001. We also improved our level of Part B Medicare revenues and increased Medicaid and Medicare rates through the admission of residents with higher levels of acuity.

BUSINESS STRATEGY

     The principal elements of our business strategy are to:

     Provide Quality, Clinically Based Services. Our corporate clinical services group monitors quality of care indicators, survey results and drives continuous quality improvement processes at the facility and regional levels. Focused review meetings are held on a regular basis to monitor trends in facilities and to communicate new protocols and issues within the industry. The corporate clinical services group directs an internal team of field-based quality validation specialists who are responsible for mirroring the regulatory survey process and regularly communicating with our clinical service specialists in our corporate office. On-site data is integrated with clinical indicators, facility human resource data and state regulatory outcomes to provide a detailed picture of problems, challenges and successes in achieving performance at all levels of our organization. This information pool allows us to determine best practices for duplication in similarly situated facilities. We emphasize these programs when marketing our services to acute care providers, community organizations and physicians in the communities we serve.

     Increase Medicare Census. We continue to develop and implement strategies and capabilities to attract residents, with a focus on increasing Medicare census. In 2003, Medicare payments represented approximately 27% of our total net revenues, up from 22% in 1999. Senior management continually works with our regional and local management teams to develop strategies to continue to increase this percentage. Strategies, such as focused marketing efforts, standardized admissions protocols, streamlined admitting procedures, the dual certification of beds and improved management communication have driven this improvement. In addition to increasing the profitability of our nursing facilities, the increased Medicare census expands the market for our service related businesses as Medicare patients utilize significant ancillary services.

     Leverage Presence in Small Urban Markets. We geographically cluster our long-term care facilities and services in small urban markets in order to improve operating efficiencies and to offer our customers a broad range of long-term care and related health services, including assisted living services. Future expansion of our owned nursing facility operations is anticipated to be through the selective acquisition and construction of new facilities in areas that are in close proximity to existing facilities, where management is experienced in dealing with the regulatory and reimbursement environments, where the facility can participate as an active member of the nursing facility association and where the facility's reputation is established.

     Expand Asset Portfolio. We seek to expand our portfolio of nursing and assisted living facilities in states where we currently operate or that offer attractive reimbursement systems. We plan to expand through both acquisitions and internal growth. Opportunities exist to add-on to existing facilities, and to develop new assisted living facilities in locations close to existing nursing facilities. We currently employ an internal design and development team that is well experienced in the design and construction of new facilities.

     Actively Manage Our Asset Portfolio. We continually review our asset portfolio in terms of its physical condition, the facility meeting the needs of the marketplace, its financial performance and long-term outlook. When facilities do not meet our performance criteria, risks within the marketplace increase or litigation risk increases beyond acceptable limits, we exit the marketplace or sell facilities. Over the past four years, we have disposed of a number of facilities and exited two states, while improving the performance of the balance of our asset portfolio.

     Increase Facilities under Management and Consulting Services Agreements and Rehabilitation Clinics. We seek to increase the number of management and consulting contracts with third party operators. We have knowledge and expertise in both the operational and administrative aspects of the long-term care sector. We believe that the increasingly complex and administratively burdensome nature of the long-term care sector, coupled with our commitment and reputation as a leading, high-quality operator, will drive demand for new contracts. We believe this strategy is a logical extension of our business model and competencies and will drive growth without requiring substantial capital expenditures. In 2003, we continued to increase the number of facilities under management or consulting service agreements bringing the total number of facilities under such agreements to 82, compared to 61 in 2002 and 58 in 2001.

     Increase Operating Efficiency. We are focused on reducing operating costs by improving our communications systems, streamlining documentation and strengthening the formalization of procedures to approve expenditures. We have reduced the duplication of roles at the corporate and regional levels and continue to seek to improve our utilization of regional resources by adding management and consulting contracts to our existing regions, thereby enabling us to spread the semi-fixed costs of our regional structure over a wider base of operations.

RISK FACTORS

     The risk factors and uncertainties facing us and our industry include:

     We depend upon reimbursement for our services by third-party payors, and changes in their reimbursement levels could adversely affect our revenues, results of operations and financial position. Substantially all, or 76%, of our long-term and rehabilitation revenues are derived from governmental third-party payors with the remainder being derived from commercial insurers, managed care plans, the Department of Veteran Affairs, private individuals, and third parties for whom we provide management or consulting services. In 2003, approximately 27% of our revenues were derived from Medicare and 49% from Medicaid. There are ongoing pressures from many payors to control healthcare costs and to reduce or limit increases in reimbursement rates for medical services. Governmental payment programs are subject to statutory and regulatory changes, retroactive rate adjustments, administrative or executive orders and government funding restrictions, all of which may materially change the amount of payments to us for our services.

     Our revenues may be adversely affected by changes or elimination of temporary Medicare funding provisions or reductions in Medicare rates through new rules introduced by CMS. In 1999 the industry experienced a decline in revenues primarily attributable to declines in government reimbursement as a result of the Balanced Budget Act of 1997, or BBA. The revenue rate reductions from the BBA were partially offset by $2.7 billion in temporary relief funding enhancements received through the Balanced Budget Refinement Act of 1999, or BBRA, and the Benefits Improvement Protective Act of 2000, or BIPA. The funding enhancements implemented by the BBRA and BIPA fall into two categories. The first category is "Legislative Add-ons" which included a 16.66% add-on to the nursing component of the Resource Utilization Groupings, or RUGs rate and a 4% base adjustment. Despite intensive lobbying by the long-term care industry, Congress did not extend these Medicare funding enhancements. On September 30, 2003, the temporary relief funding enhancements, referred to as the Legislative Add-ons, expired (referred to as the "Medicare Cliff"), resulting in a reduction in Medicare rates for all long-term care providers. Based upon the Medicare case mix and census for the twelve months period October 1, 2002 to September 30, 2003, we estimate that the net impact of the Medicare Cliff and the market basket increase received on October 1, 2002 was a reduction in revenues of approximately $16.7 million.

     The second category is "RUGs Refinements" which involves an initial 20% add-on for 15 RUGs categories identified as having high intensity, non-therapy ancillary services. The 20% add-ons from three RUGs categories were later redistributed to 14 rehabilitation categories at an add-on rate of 6.7% each. In April 2002, CMS announced that it would delay the refinement of the RUGs categories thereby extending the related funding enhancements until September 30, 2003. In May 2003, CMS released a rule to maintain the current RUGs classification until October 1, 2004. Further to, but independent of this, Congress enacted legislation directing CMS to conduct a study on the RUGs classification system and report its recommendations by January 2005. Based upon the Medicare case mix and census for the year ended December 31, 2003, we estimate that we received an average $24.12 per resident day, which on an annualized basis amounts to $17.6 million, related to the RUGs Refinements.

     In January 2003, CMS announced that the moratorium on implementing payment caps for outpatient Part B therapy services, which was scheduled to take effect on January 1, 2003, would be extended. CMS subsequently extended the moratorium until September 1, 2003. The therapy caps were made effective from September 1, 2003 until December 8, 2003. On December 8, 2003, as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, the moratorium was re-instated for an additional two-year period until December 2005. The impact of a payment cap cannot be reasonably estimated based on the information available to us at this time, however, we believe that such a cap would reduce therapy revenues.

     In February 2003, CMS announced its plan to reduce its level of reimbursement for uncollectible Part A co-insurance. Under the plan announced by CMS, the reimbursement level would be reduced to 70% over a three year period as follows: 90% effective for the government fiscal year commencing October 1, 2003; 80% effective for the government fiscal year commencing October 1, 2004; and 70% effective for government fiscal years commencing on or after October 1, 2005. This plan is consistent with the Part A co-insurance reimbursement plan applicable to hospitals. CMS did not implement the rule change effective October 1, 2003, and continues to review the proposed plan. We estimate that, should this plan be implemented, the negative impact to net earnings would be $1.3 million in 2004, increasing to $3.3 million in 2006.

     In February 2004, the Medicare Payment Advisory Commission, or MedPAC, recommended to Congress to reallocate levels of payments from rehabilitative RUGs to other RUGs categories, which may negatively impact Medicare revenues. CMS and Congress are not required to, and have not always in the past, implemented MedPAC recommendations.

     We cannot assure you that Medicare payments will remain at levels comparable to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs.

     Financial pressures on state budgets will directly impact the level of available Medicaid fundings and hence the level of available funding for inflationary increases. A majority of states were faced with serious financial budgetary constraints in 2002 and 2003 as a result of a reduction in state revenues from the slowdown in the economy and escalation of costs dealing with the aftermath of September 11, 2001. In response, budgetary constraints were placed on Medicaid programs, which represent a significant portion of state budgets. A study issued by the Kaiser Commission on Medicaid and the Uninsured in January 2003, indicated that 49 of the states had made, or planned to make, Medicaid cuts in fiscal year 2003 and 32 states have made or are planning a second round of cuts to the programs. A number of states did implement reductions or freezes in Medicaid rates, or limited their increases to below inflationary levels in 2003. The majority of the states in which we operate, did reduce the level of Medicaid increases to below inflationary levels in 2003.

     In an effort to counter reduced state revenues, a number of states have submitted proposed state plan amendments and waivers to seek an increase in the level of federal funding for their Medicaid programs, and result in providing nursing facilities with a revenue rate increase to offset new or increased provider taxes or state assessment fees. Such programs have been approved in the past, however CMS announced in December 2003 that all such plans were to be reviewed in detail and in January 2004, the General Accounting Office was contacted to review all such programs being introduced. As a result, a number of states have had to retract and resubmit their proposed plans to CMS, and others are awaiting approval.

     Some of the states in which we operate, being Pennsylvania, Indiana, Oregon, and Washington have submitted proposed state plan amendments and waivers, which are awaiting review and approval by CMS pertaining to the fiscal year commencing July 1, 2003. The retrospective plan amendments and waivers seek increases in the level of federal funding for the states' Medicaid programs, and would result in providing nursing facilities with a revenue rate increase to offset new or increased provider taxes. As the plan amendments and waivers have not been approved, we have recorded revenues based upon amounts received. Since Medicaid revenues account for 52% of our nursing facility revenues, and 68% of our costs are wages and associated benefits to our staff, Medicaid funding restraints could have a significant negative impact on our results from operations, and cash flow.

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

     The cost of general and professional liability claims are significant and escalating in certain states, resulting in significant increases in insurance or the availability of insurance. The industry has experienced an increasing trend in the number and severity of litigation claims and punitive settlements. We believe that this trend is endemic to the long-term care industry and is a result of the increasing number of large judgments, including large punitive damage awards, against long-term care providers in recent years resulting in an increased awareness by plaintiff's lawyers of potentially large recoveries. According to a report issued by AON Risk Consultants in February 2004 on long-term care operators' general liability and professional liability costs, such costs are seven times higher in 2003, as compared to the early 1990's. The average cost per bed for general liability and professional liability costs has increased from $310 in 1992, to $2,290 per bed in 2003. The average general and professional liability claim has more than doubled from $65,000 in 1992 to $149,000 in 2003, whereas the average number of claims per 1,000 beds has increased at an average annual rate of 13% from 4.8 in 1992 to 15.3 in 2003 in the long-term care industry. As a result, general and professional claim costs has absorbed a significant percentage of the average Medicaid reimbursement rate increase for the period 1992 through 2003. The States of Florida and Texas are the leaders where general and professional liability claims are being incurred, however the States of Arkansas, California, Mississippi, Tennessee and Alabama are showing similar signs. Industry sources report the average cost of a claim in Florida in 2000 was three times higher than most of the rest of the United States. Florida healthcare providers experienced three times the number of claims that were experienced by providers in most other states. As a result of the litigious environment, insurance premiums for general and professional liability claims have increased, and in certain states coverage is unavailable to skilled nursing facility operators, since insurance companies have refrained from providing insurance.

     We have experienced an increasing trend in the number and severity of litigation claims asserted against us, including personal injury and wrongful death claims. This has been particularly the case in Florida and Texas where we have ceased to operate skilled nursing facilities. We ceased all operations in Florida as of December 31, 2000 and all skilled nursing facility operations in Texas as of September 30, 2001. Exclusive of claims pertaining to our past operations in Florida and Texas, the growth of claims has increased but within our projections. We continually review requests for medical records and claims by facility and by state, and use that information, along with operational performance measures, to assess whether we should dispose of additional facilities. At the present time, we have no significant divestiture plans.

     As of December 31, 2003, we have provided for $45.1 million in accruals for known or potential general and professional liability claims based on claims experience and an independent actuarial review; however, we may need to increase our accruals in excess of the amounts we have accrued as a result of future actuarial reviews and claims that may develop. An adverse determination in legal proceedings, whether currently asserted or arising in the future, could have a material adverse effect on our business. See the "Business -- Insurance" section in this Annual Report on Form 10-K.

     The shortage of qualified registered nursing staff and other healthcare workers could adversely affect our ability to attract, train and retain qualified personnel and could increase operating costs. A national shortage of nurses and other trained personnel, and general inflationary pressures have forced us to enhance our wage and benefits packages in order to compete for qualified personnel. According to a survey by the American Healthcare Association, or AHCA, issued in February 2003, there were currently in excess of 96,000 vacant positions in the long-term care sector, of which 39,000 were professional nursing staff and the remainder certified nursing assistants, or CNAs. The survey reported that average turnover within the industry was 50% with a 36% turnover rate for professional staff, and 71% turnover rate for CNAs. However, the report cited that these turnover and vacancy levels varied by state and location of the facility. Looking into the future, the shortage of nurses is documented by the U.S. Labor Department, which reports that there will be a 1.0 million shortfall of professional nurses by 2010. In some of the markets where we operate, there are shortages of healthcare workers. This is supported by a report by the North Carolina Medical Journal in March/April 2002, which reported that between 2000 and 2010 there will be 874,000 more nursing workers needed in the long-term care industry.

     As a result of the shortage of nursing and healthcare workers, our average wage rate has increased above inflationary levels in 2002 and 2003. Wages increased by approximately 3.8% in 2003 over 2002, and 6.9% in 2002 over 2001. However overall wage costs, as a percentage of revenues, have been reduced due to the wage strategies that we have implemented particularly in 2003. In order to supplement staffing levels, we periodically are forced to utilize costly temporary help from staffing agencies, which results in wage premiums of 25% to 60%. We attempt to limit the use of temporary help from staffing agencies to maintain a higher quality of care. In 2003, we incurred temporary agency costs of $3.4 million compared to $10.2 million in 2002 and $18.4 million in 2001.

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

     If we do not comply with applicable laws and regulations, then we could be subject to liabilities, including criminal penalties and civil penalties and exclusion of one or more of our facilities from participation in Medicare, Medicaid and other federal and state healthcare programs. If one of our facilities lost its certification under either the Medicare or Medicaid program, then it would have to cease future admissions and displace residents funded by the programs from the facility. In order to become re-certified, a facility must rectify all identified deficiencies and, over a specified period of time, pass a survey conducted by representatives of the respective programs through demonstrated care and operations for residents in the facility. Until the appropriate agency has verified through the "reasonable assurance" process that the facility can achieve and maintain substantial compliance with all applicable participation requirements, the facility will not be admitted back into either the Medicare or Medicaid programs. Medicare and Medicaid re-certification processes, while similar are conducted separately. Re-certification requires considerable staff resources. The loss of certification from either program can have potentially significant financial consequences. In 1998, we operated one facility in Maryland that lost its certification under the Medicare program, and we subsequently closed the facility. In November 2000, we operated one facility in Indiana that lost its certification under the Medicare and Medicaid programs but has since been re-certified under both programs.

     If we do not achieve and maintain competitive quality of care ratings from CMS our business may be negatively affected. CMS provides comparative data available to the public on its website rating every nursing facility operating in each state based upon nine quality of care indicators. These quality of care indicators include such measures as percentages of patients with infections, bedsores and unplanned weight loss. We currently monitor the comparative data posted on the website to respond to potential consumers should questions arise. If we are unable to achieve quality of care ratings that are comparable or superior to those of our competitors, our ability to attract and retain patients could be affected and, as a result, our occupancy levels could decline.

     Changes in the case mix of residents, the mix of residents by payor type and payment methodologies may significantly affect our profitability. The sources and amounts of our patient revenues will be determined by a number of factors, including licensed bed capacity and occupancy rates of our skilled nursing facilities, average length of stay of our residents, the mix of residents by payor type (for example, Medicare versus Medicaid or private), and, within the Medicare and certain Medicaid programs, the distribution of residents assessed within the RUGs. Changes that increase the percentage of Medicaid residents within our facilities can have a material adverse effect on our financial operations, especially in states whose reimbursement levels are below the cost of the provision of care.

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

     We face national, regional and local competition. Our nursing and assisted living facilities compete on a local and regional basis with other long-term care providers. The number of competing centers in the local market, the types of services available, quality of care, reputation, age and appearance of each center and the cost of care in each locality all affect our ability to compete successfully. The availability and quality of competing facilities significantly influence occupancy levels in assisted living facilities. There are relatively few barriers to entry in the assisted living industry and, therefore, future development of assisted living facilities in the markets we serve could limit our ability to attract and retain residents, to maintain or increase resident service fees or to expand our business. See the "Business -- Competition"
section in this Annual Report on Form 10-K.

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

     Both federal and state government agencies have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare companies and, in particular, skilled nursing facilities. The focus of these investigations includes:

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

     We are required to comply with laws governing the transmission and privacy of health information. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, requires us to comply with standards for privacy of information, the exchange of health information within our company and with third parties and protect the confidentiality and security of health data. The privacy standards became effective in April 2003, and we believe we are currently in compliance these standards. The standards for electronic data transactions and code sets became effective in October 2003, and we have implemented the new transaction and code sets with all fiscal intermediaries and the states that are currently ready to accept the new transaction and code sets. In the states where we have not implemented the new transaction and code sets as of the time of filing this Annual Report on Form 10-K, we are currently in the testing stages and continue to process and receive payments on a timely basis. We believe we are in compliance with the transaction and code sets standards. Compliance for the standard governing the security of health information is required by April 21, 2005.

     We established a HIPAA task force consisting of clinical, legal, financial and information services professionals to monitor the implementation of and compliance with the standards. At this time, we believe we fully comply with the HIPAA privacy and transactions standards and will be successful in the implementation of the security rules by the required implementation dates. However, our ability to comply with the transactions standards is dependent upon other third parties, including the fiscal intermediaries and state program providers also complying with the HIPAA requirements and timetables. If we fail to comply with the new standards, we could be subject to criminal penalties and civil sanctions.

     We may make acquisitions and undertake management and consulting contracts that could subject us to a number of operating risks. We anticipate that we may continue to make acquisitions of, investments in, and strategic alliances with, complimentary businesses which will enable us to provide additional services for our customer base and for adjacent markets, and to expand each of our businesses geographically. In addition, we may undertake management and consulting service arrangements with other organizations. However, implementation of these strategies entails a number of risks including:

     - inaccurate assessment of undisclosed liabilities;

     - entry into markets in which we may have limited or no experience;

     - diversion of management's attention from our existing core business;

     - difficulties in assimilating the acquired business or in realizing projected efficiencies and cost savings; and

     - increasing our indebtedness and limiting our ability to access additional capital when needed.

     Additionally, certain changes to our existing operation may be necessary to integrate the acquired businesses, to assimilate new employees and to implement reporting, monitoring, compliance and forecasting procedures.

     If we are unable to control operating costs and generate sufficient cash flow to meet operational and financial requirements, including servicing our indebtedness, our business operations may be adversely affected. Cost containment and lower reimbursement levels by third party payors, including federal and state governments, have had a significant impact on the healthcare industry as a whole and on our cash flows. Our operating margins continue to be under pressure because of continuing regulatory scrutiny and growth in operating expenses, such as labor costs and insurance premiums. In addition, as a result of competitive pressures, our ability to maintain operating margins through price increases to private patients is limited. If we are unable to generate sufficient cash flow to service our indebtedness, our business operations will be materially adversely affected. As of December 31, 2003, we are in compliance with the financial covenants of our credit facility, Subordinated Notes and Senior Notes, and management has a strategy to remain in compliance. However, there can be no assurance that we will comply with our debt covenant requirements in the future. If we are unable to do so, our business operations may be materially adversely affected.

OPERATIONS

OVERVIEW OF BUSINESS

Organizational Structure of Operations

     We have centralized various functions, which are provided from our corporate office, and direct our operations from five regional offices in close proximity to our facilities. The regional office staff are responsible for overseeing all operational aspects of our facilities, including resident care, rehabilitative services, recruitment and personnel matters, compliance with state regulatory requirements, marketing and sales activities, internal control and accounting support, and participation in state associations. At our corporate offices, staff members are responsible for the development and implementation of corporate-wide policies pertaining to resident care, employee hiring, training and retention, marketing initiatives and strategies;

accounting and finance functions including billing and collection, accounts payable, payroll, general finance and accounting, tax planning and compliance; and providing overall strategic direction.

     Our operations are organized into a number of different direct and indirect wholly owned subsidiaries primarily for legal and tax purposes. We manage our operations as a single unit. Operating policies and procedures are substantially the same in each subsidiary. Several of our subsidiaries own and operate a significant number of our total portfolio of facilities. No single facility generates more than 2% of total revenues. Our nursing home operations represent the largest portion of our business, comprising more than 92% of our revenues. Below is a summary of each of our business operations.

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

     The term 'assisted living facility' encompasses a broad spectrum of senior living services and care options, which include independent living, assisted living and different levels of skilled nursing care. Independent living is designed to meet the needs of seniors who choose to live in an environment surrounded by their peers where they receive services such as housekeeping, meals and activities, but are not reliant on assistance with activities of daily living (for example, bathing, eating and dressing). Assisted living meets the needs of seniors who seek housing with supportive care and services or who are receiving rehabilitative services. We offer both independent living and assisted living services in our assisted living facilities.

Management and Selected Consulting Services

     We apply our operating expertise and knowledge in long-term care by providing either full management services or selected consulting services to third parties.

     Through our wholly owned subsidiary, Partners Health Group, LLC, we provide full management services utilizing our experienced professionals who have considerable knowledge and expertise in both the operational and administrative aspects of the long-term care industry. Under our full management contracts, we consult on all aspects of operating a long-term care facility, including the areas of nursing, dietary, laundry and housekeeping. Contracts are generally structured on a fee-for-service basis and generally have terms ranging from one to five years.

     Through our wholly owned subsidiary, Fiscal Services Group, LLC, we provide selected consulting services, which include selected accounting or cost reimbursement services. Accounting services can include billing, accounts receivable tracking, payroll, invoice processing, financial reporting, tax and cost reimbursement services. Contracts are generally structured on a fee-for-service basis and generally have terms ranging from one to five years.

     In addition, Virtual Care Provider, Inc., a wholly owned subsidiary of our Canadian parent, Extendicare, provides information technology services to us and unrelated third parties on a fee-for-services basis.

Group Purchasing

     Through Extendicare Health Network, Inc., one of our wholly owned subsidiaries, we provide purchasing services for nursing facilities in numerous states, as well as to the facilities we own or manage. We offer substantial cost reductions for members of the purchasing group through the contractual volume-based arrangements made with a variety of industry suppliers of food, supplies and capital equipment. As of December 31, 2003, our group purchasing operations provided purchasing services for 3,076 facilities in 44 states.

Rehabilitative Therapy -- Outpatient and Inpatient Services

     We operate rehabilitative therapy clinics within three wholly owned subsidiaries being The Progressive Step Corporation, Health Poconos, Inc. and Adult Services Unlimited, Inc. As of December 31, 2003, we operated 24 clinics: twelve in Pennsylvania, one in Ohio, two in Texas and nine in Wisconsin. These clinics provide services to outpatients requiring physical, occupational and/or speech-language therapy. In addition, our Pennsylvania clinics provide respiratory and psychological and social services.

     We provide rehabilitative therapy services on both an inpatient and outpatient basis. We have expanded all of our nursing facilities' therapy units, with some facilities offering 1,500 to 5,000 square feet of therapy space. We have developed therapy programs to provide patient-centered, outcome-oriented subacute and rehabilitative care. At the majority of our facilities, we employ physical, occupational and/or speech-language therapists who provide rehabilitative therapy services to both inpatient and outpatient clients.

Expansion

     Plans for expanding our operations are developed from sources such as:

     - personal contacts that we have in the long-term care industry;

     - information made available to us, and that we make available to others, through state and nationally based associations; and

     - investment and financing firms and brokers.

     All acquisitions and undertakings of new contracts for management and consulting services involve a process of due diligence in which the operational, building and financial aspects of the transactions are investigated.

SOURCES OF REVENUE

SKILLED NURSING FACILITIES

     We estimate that, for skilled nursing facilities only, Medicare and Medicaid accounted for approximately 29% and 52% of our revenues, respectively, for 2003, compared to 27% and 54% of revenues for 2002, and 24% and 53% of revenues in 2001. These payors have set maximum reimbursement levels for payments for nursing services and products. The healthcare policies and programs of these agencies have been subject to changes in payment methodologies during the past several years. There can be no assurance that future changes will not reduce reimbursements for nursing services from these payors. Below is a description of each of the major payors.

Medicaid

     Medicaid is a state-administered program financed by state funds and matching federal funds, providing health insurance coverage for certain persons in financial need, regardless of age, and which may supplement Medicare benefits for financially needy persons aged 65 or older. Medicaid reimbursement formulas are established by each state with the approval of the federal government in accordance with federal guidelines.

Generally, 50% of the funds available under these programs are provided by the federal government under a matching program. Medicaid programs currently exist in all of the states in which we operate nursing facilities. These programs vary in certain respects from state to state.

     In August 1997, the Budget Act was signed into law and broadened the authority of states to develop their own standards for the establishment of rates. The law requires each state to use a public process for establishing proposed rates whereby the methodology and justification of rates used are available for public review and comment. Due to the economic slowdown and costs attributable to September 11, 2001, many states have had to restrain their budgets of which Medicaid represents a significant portion.

     The states in which we operate currently use cost-based or price-based reimbursement systems. Under cost-based reimbursement systems, the facility is reimbursed for the reasonable direct and indirect allowable costs it incurs in providing routine resident care services as defined by the program. In certain states, efficiency incentives are provided and facilities may be subject to cost ceilings. Reasonable costs normally include certain allowances for administrative and general costs, as well as the cost of capital or investment in the facility, which may be transformed into a fair rental or cost of capital charge for property and equipment. The price-based or modified price-based systems pay a provider at a certain payment rate irrespective of the provider's cost to deliver the care. Price-based or modified price-based systems may use various methods, such as state averages from a specific base year, to determine the base cost, which could be subject to inflationary increases.

     The reimbursement formulas employed by the state may be categorized as prospective or retrospective in nature. Under a prospective cost-based system, per diem rates are established based upon the historical cost of providing services during a prior year, adjusted to reflect factors such as inflation and any additional service required to be performed. Many of the prospective payment systems under which we operate contain an acuity measurement system, which adjusts rates based on the care needs of the resident. Retrospective systems operate similar to the pre-PPS Medicare program where nursing facilities are paid on an interim basis for services provided, subject to adjustments based on allowable costs, which are generally submitted on an annual basis.

Medicare -- Part A and Part B

     Medicare is a federally funded health-insurance program providing health insurance coverage for persons aged 65 or older, who have been disabled for at least two consecutive years or who have end-stage renal disease. Medicare provides health insurance benefits in two parts:

     - Part A -- Hospital insurance, which provides reimbursement for inpatient services for hospitals, skilled nursing facilities and certain other healthcare providers and patients requiring daily professional skilled nursing and other rehabilitative care. Coverage in a skilled nursing facility is limited for a period up to 100 days, if medically necessary, after a qualifying hospital stay. Medicare pays for the first 20 days of stay in a skilled nursing facility in full and the next 80 days above a daily coinsurance amount, after the individual has qualified for Medicare coverage by a three-day hospital stay.

     - Part B -- Supplemental Medicare insurance, which requires the beneficiary to pay monthly premiums will cover physician services and other outpatient services, such as physical, occupational, and speech therapy services, enteral nutrition, certain medical items, and X-ray services received outside of a Part A covered inpatient stay.

     Under Medicare -- Part A, the nursing facility is reimbursed based upon the acuity level of the Medicare resident. Acuity is determined by classifying the resident into one of 44 RUGs categories based upon the nature of the resident's condition and services needed. CMS adjusts the Medicare rates for the 44 RUGs categories on an annual basis on October 1st each year, and inflates the RUGs rates based upon an inflation factor referred to as the "market basket". Whereas under Medicare -- Part B, the nursing facility is reimbursed based upon defined "fees screen" rates established by CMS.

Private Pay and Other

     Private pay and other sources consist of individuals or parties with contractual obligations to the residents such as private insurance companies, HMOs, PPOs, other charge-based payment sources, HMO Medicare risk plans, Blue Cross and the Department of Veterans Affairs.

ASSISTED LIVING FACILITIES

     Assisted living facility revenue is primarily derived from private pay residents at rates we establish based upon the services we provide and market conditions in the area of operation. Approximately 40 states provide or have approval to provide Medicaid reimbursement for board and care services provided in assisted living facilities.

REHABILITATION THERAPY AND OTHER REVENUES

     We derive outpatient therapy revenues by providing rehabilitation therapy services to outside third parties at our clinics. The revenue sources are primarily HMO's and commercial insurance (31%), workers compensation (24%), Medicare (21%), Medicaid (10%) and other sources, including self-pay clients (14%).

     Management and consulting fees are paid directly from the long-term care organizations with which we contract to provide services.

QUALITY OF CARE AND EMPLOYEE TRAINING

QUALITY OF CARE

     Our "Commitment to Residents" emphasizes our corporate-wide philosophy of treating residents with dignity and respect, a philosophy that we implement and monitor through rigorous standards that we periodically assess and update.

     We have established a Medical Advisory Board, which is comprised of a medical director representing each of our regions. The purpose of the Medical Advisory Board is to review and attest to our key clinical protocols, to review and clarify roles and responsibilities of medical directors at our facilities and to improve communication between medical directors and our facilities.

     Our corporate clinical services department establishes corporate nursing and quality of life standards, monitors issues and trends in the industry and implements our policies and procedures. Training programs are developed at the corporate level and implemented throughout the company as required. In addition, the corporate clinical services department conducts, as required, periodic pre-survey and post-survey reviews.

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

     We participate on a national level in the Quality First Initiative, which is voluntary national program whose members include major long-term care providers. The objectives of the Quality First Initiative are to discuss and promote awareness to assist members adhere to current regulations, promote clinical outcomes and improve consumer satisfaction and publicly demonstrate our commitment to quality care.

EMPLOYEE TRAINING

     Employee training at all levels is an integral part of our on-going efforts to improve and maintain our service quality. Each new nursing facility administrator and assisted living facility manager or director of nursing is required to attend a week of company-provided training to ensure that he or she understands all aspects of nursing facility operations, including clinical, management and business operations. We conduct additional training for these individuals and all other staff on a regional or local basis. For department heads and senior professional nursing staff, we provide a modular based supervisory training program, which is taken over a twelve-month period and is conducted within each of our facilities.

EMPLOYEES

     As of December 31, 2003, we employed approximately 18,700 people, including approximately 3,600 registered and licensed practical nurses, 7,400 nursing assistants, 1,800 therapists, 4,700 dietary, domestic, maintenance and other staff and 1,300 administrative employees who work at our corporate offices and facilities.

     As one of the largest employers within the long-term care industry, we have been subject to the organizational efforts of certain unions. As of December 31, 2003, approximately 12% of our employees located in 33 of our nursing and assisted living facilities, are represented by various labor unions. We have approximately 36 collective bargaining agreements, 17 of which expire within 12 months of March 31, 2004, among seven unions covering approximately 2,200 employees. As of December 31, 2003 we were in the process of negotiating five of these collective bargaining agreements. As of the date of filing this Annual Report on Form 10-K, we have completed negotiations relating to these five collective bargaining agreements. To date, our facilities have never experienced any material work stoppage and we believe that we have a good relationship with all of our employees. However, we cannot predict the effect continued union representation or organization activities will have on our future operations.

     The national shortage of nurses and other trained personnel have required us to adjust our wage and benefits packages to compete in the healthcare marketplace. We compete for such employees with other healthcare providers within the long-term care industry and the broader healthcare sector. We also compete with various industries for certified nursing assistants and other lower-wage employees. We have been successful in reducing the level of temporary staff, for which we have to pay a premium and may reduce the quality of care. However, we continue to face challenges in recruiting and retaining qualified personnel. We also are subject to increasing levels of reference checks and criminal background checks on our hired staff to ensure that they are suitable for the functions they will perform within our facilities. Our inability to control labor availability and costs could have a material adverse effect on our future operating results.

MARKETING

     Most of our long-term care facilities are located in smaller urban communities. We focus our marketing efforts predominantly at the local level. We believe that residents selecting a long-term care facility are strongly influenced by word-of-mouth and referrals from physicians, hospital discharge planners, community leaders, neighbors and family members. The administrator of each long-term care facility is, therefore, a key element of our marketing strategy. Each administrator is responsible for developing relationships with potential referral sources. Administrators are supported by a regional team of marketing personnel, who establish the overall marketing strategy, develop relationships with HMO and PPO organizations and provide marketing direction with training and community specific promotional materials. Our goal is to be the provider of choice in the communities we serve.

COMPETITION

     The long-term care industry in the United States is highly competitive with companies offering a variety of similar services. We face local and regional competition from other healthcare providers, including for-profit and not-for-profit organizations, hospital-based nursing units, rehabilitation hospitals, home health agencies, medical supplies and services agencies and rehabilitative therapy providers. Newer assisted living facilities may attract potential and existing residents. Significant competitive factors affecting the placement of residents in nursing and assisted living facilities include quality of care, services offered, reputation, physical appearance, location and, in the case of private-pay residents, cost of the services.

     Our group purchasing, and management and consulting services groups compete with similar operations in the long-term care industry.

     We also compete with other providers in the acquisition and development of additional facilities. Other competitors may accept a lower rate of return, and therefore, present significant price competition. Also, tax-exempt not-for-profit organizations may finance acquisitions and capital expenditures on a tax-exempt basis or receive charitable contributions unavailable to us.

GOVERNMENT REGULATION

     Various federal, state and local governmental authorities in the United States regulate the provision of institutional care and healthcare services. Though we believe our operations comply with the laws governing our industry, we cannot guarantee that we will be in absolute compliance with all regulations at all times. Failure to comply may result in significant penalties, including exclusion from the Medicare and Medicaid programs, which could have a material adverse effect on our business. We cannot assure you that governmental authorities will not impose additional restrictions on our activities that might adversely affect our business. In addition to the information presented below, please see the "Risk Factors" section in this Annual Report on Form 10-K.

GENERAL REGULATORY REQUIREMENTS

     Nursing facilities, assisted living facilities and other healthcare businesses are subject to licensure and other state and local regulatory requirements. In addition, in order for a nursing facility to be approved for payment under the Medicare and Medicaid reimbursement programs, it must meet the participation requirements of the Social Security Act and related regulations. The regulatory requirements for nursing facility licensure and participation in Medicare and Medicaid generally prescribe standards relating to provision of services, resident rights, staffing, employee training, physical environment and administration. Nursing and assisted living facilities are generally subject to unannounced annual inspections by state or local authorities for purposes of licensure, and in the case of nursing facilities, for purposes of certification under Medicare and Medicaid. These surveys will also confirm whether a nursing facility continues to meet Medicare and Medicaid participation standards. As of December 31, 2003, all of our nursing facilities are licensed under applicable state laws and all of our nursing facilities are certified to participate in either the Medicare program, the Medicaid program, or both.

Nursing Facility Regulation

     CMS has established regulations to implement survey, certification and enforcement procedures. The survey process is intended to review the actual provision of care and services, with an emphasis on resident outcomes, to determine whether the care provided meets the assessed needs of the individual residents. Surveys are generally conducted on an unannounced annual basis by state survey agencies. Remedies are assessed for cited deficiencies based upon the scope and severity of the cited deficiencies. The regulations specify that the remedies are intended to motivate facilities to return to compliance and to facilitate the removal of chronically poor performing facilities from the Medicare or Medicaid programs. Remedies range from:

     - directed plans of correction, directed in-service training and state monitoring for minor deficiencies;

     - denial of Medicare or Medicaid reimbursement for existing residents or new admissions, and civil money penalties up to $3,000 per day for deficiencies that do not immediately jeopardize resident health and safety; and

     - appointment of temporary management, termination from the program and civil money penalties of up to $10,000 for one or more deficiencies that immediately jeopardize resident health or safety.

     The regulations allow state survey agencies to identify alternative remedies that must be approved by CMS prior to implementation.

     Facilities with acceptable regulatory histories generally are given an opportunity to correct deficiencies by a date certain, usually within six months. CMS will continue payments and refrain from imposing sanctions within the correction period, unless the facility does not return to compliance within the specified time period. Facilities with deficiencies that immediately jeopardize resident health and safety and those that are classified as poor performing facilities are not given an opportunity to correct their deficiencies prior to the assessment of remedies. From time to time, we receive notices from federal and state regulatory agencies alleging deficiencies for failing to comply with components of the regulations. While we do not always agree with the positions taken by the agencies, we review all such notices and take corrective action when appropriate. Due to the fact that the regulatory process provides us with limited appeal rights, many alleged deficiencies are not challenged even if we do not agree with the allegation.

     While we try to comply with all applicable regulatory requirements, from time to time some of our nursing facilities have been sanctioned as a result of deficiencies cited by the CMS or state survey agencies. In November 2000, we operated one facility in Indiana that lost its certification under the Medicare and Medicaid programs, but that facility has since been recertified under both programs. We cannot assure you that we will not be sanctioned in the future.

     Federal law requires each state to have a Medicaid Fraud Control Unit, which is responsible for investigating provider fraud and resident abuse in Medicaid funded facilities. We are aware of investigations by these units involving one facility each in Kentucky and in Wisconsin. The investigations have not been sufficiently developed to enable us to predict an outcome.

The CMS Nursing Home Quality Initiative

     In April 2002, CMS launched the Nursing Home Quality Initiative to provide consumers with comparative information about nursing home quality measures, which rates every nursing facility on nine quality of care indicators. These quality of care indicators include such measures as percentages of patients with infections, bedsores and unplanned weight loss and this comparative data is available to the public on the CMS web site. We believe that, though the information is important to share with the public and can drive improvements in quality of care in the long-term care industry, the data can be influenced by the level of care and nature of admissions that a particular facility may admit, in addition to the quality of care. Based upon the success of the pilot program conducted in the states of Colorado, Florida, Maryland, Ohio, Rhode Island and Washington, CMS expanded the program nationwide to all other states in November 2002.

RESTRICTIONS ON ACQUISITIONS AND CONSTRUCTION

     Acquisition and construction of additional nursing facilities are subject to state regulation. Most of the states in which we currently operate have adopted laws to regulate expansion of skilled nursing facilities. Certificate of need laws generally require that a state agency approve certain acquisitions or physical plant changes and determine that a need exists prior to the addition of beds or services, the implementation of the physical plant changes or the incurrence of capital expenditures exceeding a prescribed amount. Some states also prohibit, restrict or delay the issuance of certificates of need, or have moratoriums on the addition of licensed bed capacity. In addition, in most states the reduction of beds or the closure of a facility requires the approval of the appropriate state regulatory agency. Our nursing facility expansions comply with all state regulations regarding expansion. Prior to engaging in any regulated expansion project, we obtain certificates of need, if required by law. If we decide to reduce beds or close a facility, we could be adversely affected by a failure to obtain or a delay in obtaining required regulatory approval. To the extent that a certificate of need or other similar approvals are required for expansion of our operations, either through facility acquisitions, construction of new facilities or additions to existing facilities, or expansion or provision of new services or other changes, or to the extent expansion in licensed bed capacity is otherwise restricted, our expansion proposals could be adversely affected by an inability to obtain the necessary approvals, changes in the standards applicable to such approvals and possible delays and expenses associated with obtaining such approvals.

     Acquisition, construction and operation of assisted living facilities are subject to less stringent regulation than nursing facilities and, in the absence of uniform federal regulations, states develop their own regulations. The majority of states have implemented regulations regarding the acquisition, construction and operation of assisted living facilities. Virtually every state has a licensure process, registration process or some other form of regulation that may apply to assisted living providers. Depending on the level of services that an assisted living provider supplies, the provider may be required to obtain a license. Licensure regulations may be based on admission and discharge criteria and the variety and type of services provided. Many states require that potential operators submit building plans and receive state approval prior to construction of an assisted living facility. The approval process when certificates of need are involved is more of a clearance process, however, assisted living facilities must meet a stringent set of building construction and design regulations including the Life Safety Code (NFPA101). State regulators conduct inspections of assisted living facilities on a periodic basis that are similar to their inspections of nursing facilities in most cases. As of December 31, 2003, our assisted living facilities are compliant in all material respects with applicable state licensure, building construction and design regulations.

REGULATION OF FRAUD AND RELATED MATTERS

     Because we participate in federal and state healthcare programs, we are subject to a variety of federal and state laws that are intended to prevent healthcare fraud and abuse. These laws are punishable by criminal and/or civil sanctions, including, in some instances, exclusion from participation in federal health programs, including Medicare, Medicaid and Department of Veterans Affairs health programs. These laws, which include, but are not limited to, anti-kickback laws, false claims laws, physician self-referral laws and federal criminal healthcare fraud laws, are discussed in further detail below. Management believes that we have been and continue to be in substantial compliance with all of these laws as they apply to us.

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

     Recognizing that the law is broad and may technically prohibit beneficial arrangements, the Office of Inspector General of the Department of Health and Human Services developed regulations addressing those types of business arrangements that will not be subject to scrutiny under the law. These safe harbors describe activities that may technically violate the act, but which are not to be considered illegal when carried on in conformance with the regulations. For example, the safe harbors cover activities such as contracting with physicians or other individuals that have the potential to refer business to us that would ultimately be billed to a federal health program. Failure to qualify for safe harbor protection does not mean that an arrangement is illegal. Rather, the arrangement must be analyzed under the anti-kickback statute to determine whether there is an intent to pay or receive remuneration in return for referrals. Conduct and business arrangements that do not fully satisfy one of the safe harbors may result in increased scrutiny by government enforcement authorities. In addition, some states have anti-kickback laws that may apply regardless of whether a federal healthcare program is involved. Although our business arrangements may not always satisfy all the criteria of a safe harbor, we believe, that as of December 31, 2003, our operations are in material compliance with federal and state anti-kickback laws.

     Under the federal "Stark II" law, physicians are prohibited from making a referral to an entity for the furnishing of designated health services, including therapy services for which Medicare or Medicaid may pay, if the physician, or an immediate family member of the physician, has a financial relationship, including ownership interests and compensation arrangements, with that entity and the relationship fails to meet a statutory or regulatory exception to the rule. The penalties for violating this act include denial of payment, additional financial penalties and exclusion from participating in federal health programs. In addition, a number of states have enacted their own versions of self-referral laws.

     The Federal False Claims Act and similar state statutes prohibit presenting a false or misleading claim for payment under a federal program. Violations can result in significant civil penalties, treble damages and exclusion from participation in federal programs. Liability arises, primarily, when an entity knowingly submits a false claim for reimbursement to the federal government. However, enforcement over the past few years has expanded the traditional scope of this act to cover quality of care issues, especially in the skilled nursing facility industry. In addition to the civil provisions of the False Claims Act, the federal government may use several other criminal statutes to prosecute persons who submit false or fraudulent claims for payment to the federal government.

     Federal law provides that practitioners, providers and related persons may not participate in most federal healthcare programs, including the Medicare and Medicaid programs, if the individual or entity has been convicted of a criminal offense related to the delivery of an item or service under these programs or if the individual or entity has been convicted under state or federal law, of a criminal offense relating to neglect or abuse of residents in connection with the delivery of a healthcare item or service. Other individuals or entities may be, but are not required to be, excluded from such programs under certain circumstances, including the following:

     - conviction related to fraud;

     - conviction relating to obstruction of an investigation;

     - conviction relating to a controlled substance;

     - licensure revocation or suspension;

     - exclusion or suspension from state or other federal healthcare programs;

     - filing claims for excessive charges or unnecessary services or failure to furnish medically necessary services;

     - ownership or control by an individual who has been excluded from the Medicaid and/or Medicare programs, against whom a civil monetary penalty related to the Medicaid and/or Medicare programs has been assessed or who has been convicted of the crimes; and

     - the transfer of ownership or control interest in an entity to an immediate family or household member in anticipation of, or following, a conviction, assessment or exclusion from the Medicare or Medicaid programs.

Office of the Inspector General

     The Office of Inspector General, or OIG, amongst other priorities, identifies and eliminates fraud, abuse and waste in certain federal healthcare programs. The OIG has implemented a nationwide program of audits, inspections and investigations and from time to time issues "fraud alerts" to segments of the healthcare industry on particular practices that are vulnerable to abuse. The fraud alerts inform healthcare providers of potentially abusive practices or transactions that are subject to criminal activity and reportable to the OIG.

     An increasing level of resources have been devoted to investigation of allegations of fraud and abuse in the Medicare and Medicaid programs, and federal and state regulatory authorities are taking an increasingly strict view of the requirements imposed on healthcare providers by the Social Security Act and Medicare and Medicaid programs.

     A major anti-fraud demonstration project, "Operation Restore Trust", or ORT, was announced in 1995 by the Office of the Inspector General, which guaranteed funding for fraud and abuse activities and coordinated efforts among multiple federal and state agencies. A primary purpose for ORT is to scrutinize the activities of healthcare providers who are reimbursed under the Medicare and Medicaid programs. Initial investigation efforts have focused on skilled nursing facilities, home health and hospice agencies, and durable medical equipment suppliers in Texas, Florida, New York, Illinois and California. In May 1997, The Department of Health and Human Services announced that ORT would be expanded in the future to include several other types of healthcare services and several additional states, with the intent that it will ultimately be a nationwide operation. Over the longer term, ORT's enforcement actions could include criminal prosecutions, suit for civil penalties and/or Medicare, Medicaid or federal healthcare program exclusions. Prior to our November 1997 acquisition of Arbor Healthcare Company, one of its subsidiary's facilities was charged with inadequately documented therapy services. Following this investigation, Arbor adopted measures to strengthen its documentation relating to reimbursable services. While we do not believe that we are the target of any such investigation under ORT, we cannot assure you that we will not become the target of such an investigation in the future, and if we are investigated, that we will not expend substantial amounts to cooperate with any such investigation or to defend allegations that may arise from such investigation. If a government agency finds that any of our practices fail to comply with the anti-fraud provisions, our business could be materially adversely affected.

Cross Decertification and De-Licensure

     In some circumstances, if one facility is convicted of abusive or fraudulent behavior, then other facilities under common control or ownership may be decertified from participating in Medicaid or Medicare programs. Executive Order 12549 prohibits any corporation or facility from participating in federal contracts if it or its principals have been barred, suspended, ineligible, or have been voluntarily excluded from participating in federal contracts. In addition, some state regulations provide that all facilities under common control or ownership licensed within a state may be de-licensed if any one or more of the facilities are de-licensed. To date, neither we nor our subsidiaries have experienced any cross-decertifications and none of our subsidiaries' facilities have been de-licensed.

NEW INITIATIVES

     There are ongoing initiatives at the federal and state levels for comprehensive reforms affecting the payment for and availability of healthcare services. Aspects of some of these healthcare initiatives, such as the termination of Medicare funding improvements and limitations on Medicare coverage, other pressures to contain healthcare costs by Medicare, Medicaid and other payors, as well as increased operational requirements in the administration of Medicaid, could adversely affect us. We cannot predict the ultimate content, timing or effect of any healthcare reform legislation, nor can we estimate the impact of potential legislation on us.

ENVIRONMENTAL LAWS AND REGULATIONS

     Some federal and state laws govern the handling and disposal of medical, infectious and hazardous waste. If an entity fails to comply with those laws or the related regulations, the entity could be subject to fines, criminal penalties and other enforcement actions. Federal regulations established by the Occupational Safety and Health Administration impose additional requirements on us with regard to protecting employees from exposure to blood borne pathogens. We have developed policies for the handling and disposal of medical, infectious and hazardous waste to assure that each of our facilities complies with those laws and regulations. We incur ongoing operational costs to comply with environmental laws and regulations. However, we have not had to make any material capital expenditures to comply with such laws and regulations. As of December 31,

2003, we believe that we substantially comply with applicable laws and regulations governing these requirements.

     As a result of fires in long-term care facilities in recent years, states are reconsidering the laws governing the requirement for facilities to have sprinklers systems. In February 2004, the American Health Care Association, or AHCA, reaffirmed its position taken in October 2003 that nursing facilities nationwide be required to implement sprinkler systems, provided that federal funding and/or low-cost financing is made available for the installation of such systems. We currently have approximately 20 facilities without sprinkler systems and in November 2003, we announced our intention to implement sprinkler systems in the remaining facilities by December 2005 for an estimated cost of $3.0 million.

HEALTH INSURANCE PORTABILITY AND ACCOUNTABILITY ACT

     The Health Insurance Portability and Accountability Act of 1996, or HIPAA, requires us to comply with standards for the exchange of health information within our company and with third parties and protect the confidentiality and security of health data. More specifically, HIPAA calls for:

     - standardization of electronic patient health, administrative and financial data

     - unique health identifiers for individuals, employers, health plans and healthcare providers;

     - privacy standards protecting the privacy of individually identifiable health information; and

     - security standards protecting the confidentiality and integrity of individually identifiable health information

     The Department of Health and Human Services has released three rules to date mandating the use of new standards with respect to certain healthcare transactions and health information.

     The first rule established privacy standards, which were released in December 2000 and then further revised in August 2002. Most entities covered under HIPAA were required to implement the privacy standards by April 2003. The privacy standards are designed to protect the privacy of certain individually identifiable health information. As a result, we have updated our policies and procedures, conducted training for our employees on the new standards and implemented procedures to report violations of the new policies. We believe we are in compliance with the privacy standards.

     The second rule established standards for electronic data transactions and code sets, as were outlined in the final regulations of August 2000. These standards are designed to allow entities to exchange medical, billing and other information and to process transactions in a more effective manner electronically. Originally, the new transactions and code sets standards were required to be implemented in October 2002, however for providers filing an extension, the implementation date became October 2003. Due to a number of fiscal intermediaries and states not being ready to implement the rule, CMS announced in September 2003 that providers could have a further extension to the implementation date, provided that they were working toward implementation, and directed all fiscal intermediaries and states not to impair the processing of claims and payments to healthcare providers working toward the directive. We have implemented the new transaction and code sets with fiscal intermediaries and the states, which are currently ready to accept the new transaction and code sets. In the states where we have not implemented the new transaction and code sets, we are currently in the testing stages and continue to process and receive payments on a timely basis. We believe we are in compliance with the transaction and code sets standards.

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

     Although HIPAA was intended to ultimately reduce administrative expenses and burdens faced within the healthcare industry, it is generally agreed that the implementation of this law will result in additional costs to all healthcare organizations in the short term. We established a HIPAA task force consisting of clinical, legal, financial and information services professionals to work on the project, and monitor the implementation and compliance to the standards and procedural changes within our organization. At this time, we believe we fully comply with the HIPAA privacy and transactions standards and will be successful in the implementation of the security rules by the required implementation dates.

CORPORATE COMPLIANCE PROGRAM

     Our Corporate Compliance Program was developed to ensure that we achieve our goal of providing a level of service in a manner consistent with all applicable state and federal laws and regulations, and our internal standards of conduct. Our Corporate Compliance Program incorporates the elements included in the OIG guidance. As part of our Corporate Compliance Program, our employees must acknowledge their responsibility to comply with relevant laws, regulations and policies, including our Corporate Compliance Program. We have a Corporate Compliance Officer responsible for administering our Corporate Compliance Program who reports to the Board of Extendicare and our Chief Executive Officer.

INSURANCE

     We currently maintain insurance policies for property coverage, workers' compensation and employer's liability insurance in amounts and with such coverage and deductibles as we believe adequate based on availability, the nature and risks of our business, historical experience and industry standards. These policies are obtained through both affiliated subsidiaries of Extendicare and third-party insurers. We self-insure for health and dental claims, workers' compensation and employer's liability in certain states. Management believes that, as of December 31, 2003, our skilled nursing facilities, assisted living facilities and rehabilitation therapy clinics were adequately insured.

     As a result of limited availability from third-party insurers or availability at an excessive cost or deductible, since January 2000, we generally self insure for comprehensive general and professional liability (including malpractice insurance for our health providers, assistants and other staff, as it relates to their respective duties performed on our behalf) up to a certain amount per incident. In January 2000, our retained risk for general and professional liability coverage increased significantly resulting in us providing accruals based upon past claims and actuarial estimates of the ultimate cost to settle claims. Those risks were significantly reduced when we ceased operation of all Florida facilities in 2000 and Texas nursing facilities in the fourth quarter of 2001. As of December 31, 2003, we have provided for $45.1 million in accruals for known or potential general and professional liability claims based on claims experience and an independent actuarial review. Based upon such claims experience and independent actuarial review, we believe that our accrual is adequate to cover any losses from general and professional liability claims. General and professional liability claims are the most volatile and significant of the risks that we self-insure.

LEGAL PROCEEDINGS

     For information regarding legal proceedings, please see the "Risk Factors", "Legal Proceedings" and "Management Discussion and Analysis of Financial Condition and Results of Operations" sections in this Annual Report on Form 10-K.

WEBSITE

     Our parent company, Extendicare, maintains a website at www.extendicare.com. Our Annual Report on Form 10-K, our quarterly reports on Form 10-Q, and certain other of our Securities and Exchange Commission filings are available free of charge from the Extendicare website. You can also contact our Communications Department at the address or phone number on the front of this Annual Report, for a copy, free of charge, of our Annual Report on Form 10-K or quarterly reports on Form 10-Q.

     We are not including the information contained on, or available through, Extendicare's website, as part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

ITEM 2. PROPERTIES

     At December 31, 2003, we operated 174 long-term care facilities with 15,965 beds in 13 states, of which 140 were nursing facilities with 14,256 beds and 34 were assisted living facilities with 1,709 units. We also managed 19 long-term care facilities with 1,845 beds, of which 14 were nursing facilities with 1,689 beds and five were assisted living facilities with 156 units. In addition, we provided consulting services for 63 long-term care facilities with 7,669 beds. We also owned long-term care properties of which 10 were nursing properties with 1,065 beds that were leased and operated by unrelated nursing home providers. We also retained an interest in, but did not operate, 11 nursing properties with 1,435 beds and four assisted living properties with 135 units. At December 31, 2003, we also operated 24 rehabilitative therapy clinics: twelve in Pennsylvania, one in Ohio, two in Texas and nine in Wisconsin. The following table lists by state, the nursing, assisted living and retirement facilities that we operated or managed at December 31, 2003:

                                                                TOTAL FACILITIES                           TOTAL FACILITIES
                        OWNED FACILITIES    LEASED FACILITIES   UNDER OPERATIONS    MANAGED FACILITIES     UNDER MANAGEMENT
                        -----------------   -----------------   -----------------   -------------------   ------------------
                                 RESIDENT            RESIDENT            RESIDENT             RESIDENT              RESIDENT
                        NUMBER   CAPACITY   NUMBER   CAPACITY   NUMBER   CAPACITY   NUMBER    CAPACITY    NUMBER    CAPACITY
                        ------   --------   ------   --------   ------   --------   ------    --------    ------    --------
Pennsylvania.........     21       2,224      --         --       21       2,224      14        1,239       35        3,463
Ohio.................     24       2,441       7        770       31       3,211      --           --       31        3,211
Wisconsin............     35       2,802      --         --       35       2,802      --           --       35        2,802
Indiana..............     19       1,835      --         --       19       1,835      --           --       19        1,835
Washington...........     19       1,514       4        388       23       1,902      --           --       23        1,902
Kentucky.............     19       1,545      --         --       19       1,545      --           --       19        1,545
Minnesota............     11       1,334      --         --       11       1,334      --           --       11        1,334
Oregon...............      5         294      --         --        5         294      --           --        5          294
Arkansas.............      4         277      --         --        4         277      --           --        4          277
Idaho................      2         191      --         --        2         191      --           --        2          191
Delaware.............      1         120      --         --        1         120      --           --        1          120
West Virginia........      1         120      --         --        1         120      --           --        1          120
Texas................      2         110      --         --        2         110      --           --        2          110
Massachusetts........     --          --      --         --       --          --       5          606        5          606
                         ---      ------      --      -----      ---      ------      --        -----      ---       ------
Total................    163      14,807      11      1,158      174      15,965      19        1,845      193       17,810
                         ===      ======      ==      =====      ===      ======      ==        =====      ===       ======
Nursing..............    130      13,161      10      1,095      140      14,256      14        1,689      154       15,945
Assisted living......     33       1,646       1         63       34       1,709       5          156       39        1,865
Consulting services(2):
  Florida..............................................................................................     42        5,409
  Texas................................................................................................     18        1,695
  Louisiana............................................................................................      3          565
                                                                                                          ------    --------
  Total consulting services............................................................................     63        7,669
                                                                                                          ------    --------
TOTAL, INCLUDING CONSULTING SERVICES...................................................................    256       25,479
                                                                                                          ======    ========
Breakdown by type of facility:
  Nursing..............................................................................................    215       23,428
  Assisted living......................................................................................     41        2,051
                                                                                                          ------    --------
TOTAL, INCLUDING CONSULTING SERVICES...................................................................    256       25,479
                                                                                                          ======    ========
OTHER PROPERTIES OWNED:
Nursing facilities under lease(3)......................................................................     10        1,065
Properties under divestiture agreement(4):
  Nursing..............................................................................................     11        1,435
  Assisted living......................................................................................      4          135
                                                                                                          ------    --------
    Total properties under divestiture agreement.......................................................     15        1,570
                                                                                                          ------    --------
TOTAL OTHER PROPERTIES.................................................................................     25        2,635
                                                                                                          ======    ========
Breakdown by type of facility:
  Nursing..............................................................................................     21        2,500
  Assisted living......................................................................................      4          135
                                                                                                          ------    --------
TOTAL OTHER PROPERTIES.................................................................................     25        2,635
                                                                                                          ======    ========

---------------
(1) The remaining life of the leases, including renewal options exercisable solely by us, ranges from one to nine years, the average being four years. We retain an option to purchase the leased property for 5 of the 11 leased properties. For lease payment information, please see Note 15 to our consolidated financial statements.

(2) Consulting services provided to the facilities listed include billing, accounts receivable tracking, invoice processing, payroll, financial reporting and cost reimbursements services.

(3) We own 10 skilled nursing properties held under lease arrangements with two unrelated long-term care operators whose terms include an option to purchase the properties. Senior Health Properties -- South, Inc. leases six properties whose term matures on December 31, 2006. Senior Health
    Properties -- Texas, Inc. leases 4 properties whose term matures on September 30, 2006. In addition, Senior Health Properties -- Texas, Inc. subleases 12 leased facilities whose term matures in February 2012. The facilities we lease to Senior Health Properties -- South, Inc. and Senior Health Properties -- Texas, Inc. are included in the facilities for which we provide consulting services.

(4) As of December 31, 2003, we retained an interest in 11 nursing facilities with 1,435 beds and four assisted living facilities with 135 units in Florida pursuant to the Greystone divestiture agreement. Pursuant to this agreement we retain contingent consideration in the form of a $10.0 million Vendor Take Back Note and two other contingent interest bearing notes, which have an aggregate potential value of up to $30.0 million plus interest. See
    Note 5 to the Consolidated Financial Statements.

     The number of skilled nursing beds and assisted living units identified in the above table and throughout this report represents the approximate number of operational beds and units that we currently use. The number of operational beds and units is subject to periodic changes and can be less than the licensed number of beds approved by the state due to market and other factors.

ITEM 3. LEGAL PROCEEDINGS

     We are defendants in actions against us from time to time in connection with our operations and due to the nature of our business. These actions may include civil or criminal actions from personal injury and wrongful death suits arising out of allegation of professional malpractice brought against us, one or more of our facilities, or the individuals who work at particular facilities. We are unable to predict the ultimate outcome of pending litigation and other investigations. We cannot assure you that claims will not arise that are in excess of our insurance coverage, are not covered by our insurance coverage or result in punitive damage being assessed against us. In addition, we cannot assure you that the United States Department of Justice, the CMS or other regulatory agencies will not initiate investigations related to our businesses in the future. A successful claim against us that is not covered by, or is in excess of, our insurance could have a material adverse effect on our financial condition and results of operation. Claims against us, regardless of their merit or eventual outcome, would require management to devote time to matters unrelated to the operation of our business and, due to publicity, may also have a material adverse effect on our ability to attract residents or expand our operations.

     We have experienced an increasing trend in the number and severity of litigation claims asserted against us. We believe that this trend is endemic to the long-term care industry and is a result of the increasing number of large judgments, including large punitive damage awards, against long-term care providers in recent years resulting in an increased awareness by plaintiff's lawyers of potentially large recoveries. This has been particularly the case in the States of Florida and Texas where we have to operate skilled nursing facilities. As a result of the litigious environment, insurance coverage for general and professional liability claims has increased and in certain states become unavailable to operators where insurance companies have refrained from providing insurance. There can be no assurance that we will not be liable for claims in excess of the amounts provided or for punitive damages awarded in such litigation cases. We also believe that there has been, and will continue to be, an increase in governmental investigations of long-term care providers, particularly in the area of Medicare/Medicaid false claims as well as an increase in enforcement actions resulting from these investigations. Adverse determinations in legal proceedings or governmental investigations, whether currently asserted or arising in the future, could have a material adverse effect on us.

     As referred to in the "Management's Discussion and Analysis of Financial Condition and Results of Operation" section of this Annual Report on Form 10-K, pursuant to the disposition of our pharmacy operations in 1998, we entered into a Preferred Provider Agreement with Omnicare, Inc. The terms of the Preferred Provider Agreement enabled Omnicare to execute Pharmacy Service Agreements and Consulting Service Agreements with all of our skilled nursing facilities. In 2001, we and Omnicare brought a matter to arbitration involving "per diem" pricing rates billed for managed care residents. This matter was subsequently settled and amounts reflected within the financial results. We are currently negotiating the pricing of drugs for Medicare residents and should this matter not be settled, the matter will be taken to arbitration. In addition, in connection with its agreements to provide pharmacy services, Omnicare has requested arbitration for an alleged lost profits claim related to our disposition of assets, primarily in Florida. Damage amounts, if any, cannot be reasonably estimated based on information available to us at this time. We and Omnicare continue to discuss the claim and should we fail to resolve the matter, the claim will be taken to an arbitration hearing. An arbitration hearing has not been scheduled. We believe that we have interpreted correctly and complied with the terms of the agreement, however, there can be no assurance that we will prevail at any arbitration hearing, or that other claims will not be made with respect to the agreement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Extendicare Inc. indirectly owns all of our outstanding common stock.

ITEM 6. SELECTED FINANCIAL DATA

     The following table summarizes our selected financial data, which is derived from our consolidated financial statements as audited by KPMG LLP, our independent certified public accountants. You should read the following information in conjunction with our consolidated financial statements included within Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operation" section of this Annual Report on Form 10-K.

                                                                  YEAR ENDED DECEMBER 31,
                                                   -----------------------------------------------------
                                                     2003       2002       2001       2000       1999
                                                     ----       ----       ----       ----       ----
                                                       (THOUSANDS OF DOLLARS UNLESS OTHERWISE NOTED)
INCOME STATEMENT DATA:
Revenues:
  Nursing and assisted living facilities.........  $843,414   $787,419   $766,952   $904,847   $ 916,195
  Outpatient therapy and medical supplies........    11,524     10,280      9,515      9,716      43,068
  Other..........................................    15,494     17,352     17,640      8,506       8,322
                                                   --------   --------   --------   --------   ---------
       Total revenues............................   870,432    815,051    794,107    923,069     967,585
Costs and expenses:
  Operating......................................   731,134    691,094    684,814    825,172     844,391
  General and administrative.....................    30,871     32,947     32,387     46,507      45,524
  Lease costs....................................     9,113     10,642     14,575     15,731      16,631
  Depreciation and amortization..................    37,448     37,575     40,772     45,434      52,005
  Interest, net..................................    29,815     32,275     35,560     45,155      51,267
  Loss (gain) on disposal of assets..............        --     (3,961)     1,054      3,306      37,292
  Provision for closure and exit costs and other
    items........................................        --      5,293     23,192      3,357       5,482
  Loss on early retirement of debt...............        --      2,849         75        699         582
  Loss on impairment of long-lived assets........        --         --      1,685     20,753      38,173
                                                   --------   --------   --------   --------   ---------
Earnings (loss) before income taxes..............    32,051      6,337    (40,007)   (83,045)   (123,762)
                                                   --------   --------   --------   --------   ---------
Net earnings (loss)..............................  $ 20,086   $  3,220   $(27,495)  $(55,121)  $ (70,457)
                                                   ========   ========   ========   ========   =========
OPERATING DATA:
Number of facilities at end of period:
    Owned and leased:
       Nursing...................................       140        139        139        155         186
       Assisted living...........................        34         36         36         36          40
                                                   --------   --------   --------   --------   ---------
       Total owned and leased....................       174        175        175        191         226
                                                   ========   ========   ========   ========   =========
    Managed......................................        19         22         23         21          11
    Consulting services..........................        63         39         35         12          --
Average resident census:
    Nursing......................................    12,901     12,727     13,358     16,253      17,759
    Assisted living..............................     1,496      1,472      1,463      1,600       1,380
Average occupancy rate:
    Nursing......................................      91.5%      90.3%      87.5%      87.5%       85.9%
    Assisted living..............................      86.3%      83.9%      83.1%      84.6%       79.5%
Payor source as a % of total revenue:
    Medicare.....................................        27%        26%        24%        24%         22%
    Medicaid.....................................        49%        50%        51%        51%         50%
    Private pay..................................        24%        24%        25%        25%         28%
BALANCE SHEET DATA (END OF PERIOD):
Cash and cash equivalents........................  $ 48,855   $ 24,360   $    407   $  1,102   $   2,941
Working capital..................................    55,795     29,897     (2,554)    44,473      67,807
Property and equipment...........................   448,743    453,119    477,830    507,536     610,643
Total assets.....................................   833,349    830,278    795,246    873,051     974,448
Total debt.......................................   392,918    398,150    385,347    451,147     530,155
Shareholder's equity.............................   182,660    159,201    156,002    184,161     237,895
OTHER FINANCIAL DATA:
Capital expenditures for property and
  equipment......................................    21,029     18,659     16,348     14,169      25,330
Capital expenditures for acquisitions............     4,124     17,930         --         --          --
Capital expenditures for new construction........     4,304         --         --         --          --
Net cash flow provided by operating activities...    56,033     38,832     82,626     32,842      18,643
Days of revenue outstanding......................        40         43         45         52          56

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

EXECUTIVE OVERVIEW

     The concentrated focus on our key business goals and the hard work of our employees resulted in the 2003 results representing a break through year. Improvement in total census (1.4%) and Medicare census (17.5%), along with a focus on operating costs, resulted in an increase of revenues of $55.3 million and a $25.7 million improvement in net income before income taxes. The increase was in spite of a reduction of $12.8 million in revenues resulting from the Medicare rate decreases implemented in October 2002. Though we are encouraged by the positive actions taken by CMS in providing an "Administrative Fix" (refer to "Legislative Actions Affecting Revenues" described below) in October 2003 to correct past years under-funded rate increases, we continue to be cautious on future potential CMS actions that could result in the discontinuance of temporary enhancements through the implementation of a RUGs refinement change.

     Our business strategy and competitive strengths are outlined in detail in
Item 1 in this Form 10-K. During the years 1998 through 2001, we went through a divestiture phase, and in particular ceased operating nursing facilities in the States of Florida and Texas due to the litigious environment. Since that time, we have been able to focus on our key business goals to improve our financial strength and operating results. During 2003, and moving forward, our key business goals are to:

     - strengthen both Medicare and total average daily census;

     - improve operating cash flow;

     - actively improve our asset portfolio through renovation, expansion or acquisition of facilities, or where appropriate, to divest facilities that fail to meet our performance goals;

     - diversify within the long-term care industry in the areas of rehabilitative clinics and management, consulting, accounting and purchasing services; and

     - manage resident care liability claim settlements.

     We operate in a competitive marketplace and depend substantially on revenues derived from governmental third-party payors, with the remainder of our revenues derived from commercial insurers, managed care plans, and private individuals. The on-going pressures from Medicare and state Medicaid programs, along with other payors seeking to control costs and/or limit reimbursement rates for medical services, are but one of the business risks that we face, as outlined in detail in Item 1 in this Form 10-K. We also operate in a heavily regulated industry, subject to the scrutiny of federal and state regulators. Each of our facilities must comply with regulations regarding staffing levels, resident care standards, occupational health and safety, resident confidentiality, billing and reimbursement, environmental and biological and other standards. Government agencies have steadily increased their enforcement activity over the past several years. As a result, we are continually allocating increased resources to ensure compliance and respond to inspections, investigations and/or enforcement actions.

     In 2003, we commenced the development of seven projects involving additions to two nursing facilities (38 beds), additions to four assisted living facilities (87 units) and the construction of one free-standing assisted living facility (40 units). We expect the aggregate cost to be approximately $15.2 million. We expect four of these seven projects to be complete in 2004, with the remainder to be completed in early 2005. We have also approved for development, but not commenced, the expansion of, or addition to, eight assisted living facilities totaling 329 units for an approximate cost of $36.3 million. None of these projects will be completed in 2004.

REVENUES

     We derive revenues by providing routine and ancillary healthcare services to residents in our network of facilities. Long-term healthcare services provided to our residents include services such as nursing care, assisted living and related medical services, such as subacute care. We also derive revenues by providing rehabilitative therapy to outside third parties at our rehabilitation clinics, and earn management and consulting revenues from other long-term care organizations.

Nursing facilities

     Within our nursing facilities, we generate our revenue from Medicare, Medicaid and private pay sources. Medicaid rates are generally lower than rates earned from Medicare, private, commercial insurance and other sources, and therefore, an important performance measurement is "Quality Mix", which is defined as revenues or census earned from payor sources other than from Medicaid programs. The following table sets forth our Medicare, Medicaid and private pay sources of revenue of our nursing facilities by percentage of total revenue and the level of Quality Mix:

                                                                PERCENTAGE OF TOTAL
                                                                  NURSING REVENUES
                                                               YEAR ENDED DECEMBER 31
                                                               ----------------------
                                                               2003     2002     2001
                                                               ----     ----     ----
Medicare....................................................   29.2%    27.3%    25.0%
Private and other...........................................   18.5%    19.0%    20.2%
                                                              -----    -----    -----
  Quality Mix...............................................   47.7%    46.3%    45.2%
Medicaid....................................................   52.3%    53.7%    54.8%
                                                              -----    -----    -----
  Total.....................................................  100.0%   100.0%   100.0%
                                                              =====    =====    =====

Nursing and Assisted Living Facilities

     Within our assisted living facilities, we generate our revenue from primarily private pay sources, with a small portion earned from Medicaid where states offer such programs. The following table sets forth our Medicare, Medicaid and private pay sources of revenues for all nursing and assisted living facilities by percentage of total revenue and the level of Quality Mix:

                                                                PERCENTAGE OF TOTAL
                                                                NURSING AND ASSISTED
                                                                  LIVING REVENUES
                                                               YEAR ENDED DECEMBER 31
                                                               ----------------------
                                                               2003     2002     2001
                                                               ----     ----     ----
Medicare....................................................   27.9%    26.1%    23.9%
Private and other...........................................   21.8%    22.4%    23.5%
                                                              -----    -----    -----
  Quality Mix...............................................   49.7%    48.5%    47.4%
Medicaid....................................................   50.3%    51.5%    52.6%
                                                              -----    -----    -----
  Total.....................................................  100.0%   100.0%   100.0%
                                                              =====    =====    =====

Other Revenues

     We derive outpatient therapy revenues by providing rehabilitation therapy services to outside third parties at our clinics. The revenue sources are primarily HMO's and commercial insurance (31%), Workers Compensation (24%), Medicare (21%), Medicaid (10%) and other sources, including self-pay clients (14%). Management and consulting fees are paid directly from the long-term care organizations that we are contracted to provide services with.

LEGISLATIVE ACTIONS AFFECTING REVENUES

Balanced Budget Refinement Act and Temporary Funding Enhancements

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

Medicare Cliff -- October 1, 2002

     The Legislative Add-ons expired on September 30, 2002, hereafter referred to as the "Medicare Cliff", resulting in a reduction of Medicare funding for our skilled nursing facilities. Based on the Medicare case mix and census over the nine months ended September 30, 2002, we received an estimated average rate of $31.22 per resident day relating to the Legislative Add-ons. Offsetting this, on October 1, 2002 long-term care providers received a 2.6% market basket increase in Medicare rates. The impact of these two items in the three months ended December 31, 2002, or fourth quarter of 2002, resulted in a net decline in our average rate of $23.64 per patient day. Based upon the Medicare case mix and census in the fourth quarter of 2002, the net impact of the Medicare Cliff and the market basket increase reduced our revenues by approximately $3.9 million. Based upon the Medicare case mix and census during the nine months ended September 30, 2003, the net impact of the Medicare Cliff and the market basket increase reduced our revenues by approximately $12.8 million as compared to the nine month period ended September 30, 2002. This was partially offset by RUGs improvement which increased revenues by $2.7 million over the nine months ended September 30, 2003. Based upon the Medicare case mix and census for the 12 month period from October 1, 2002 to September 30, 2003, the net impact of the Medicare Cliff and the market basket increase reduced our revenues by $16.7 million.

Administrative Fix -- October 1, 2003

     Effective October 1, 2003, CMS increased Medicare rates by 6.26% reflecting
(1) a cumulative forecast correction or Administrative Fix to correct past years under-funded rate increases, which increased the Federal base payment rates by 3.26%, and (2) the annual market basket increase of 3.0%. We estimated that based on the Medicare case mix for the nine month period ended September 30, 2003, these Medicare rate increases would add approximately $18.45 per Medicare day. Based upon the Medicare case mix and census in the fourth quarter of 2003, the impact of the 6.26% Medicare rate increase, increased our revenues by $3.5 million. Based on the Medicare case mix and census for the year ended December 31, 2003, this Medicare rate increase amounts to additional annualized revenue of approximately $13.4 million going forward, which will be tempered by higher labor and other operating costs. In order to maintain their commitment to Senator Grassley and CMS in providing the Administrative Fix, in October 2003 the Alliance for Quality Nursing Home Care (which is a membership of large long-term care providers) and the American Health Care Association, or AHCA, announced its support to spend the Administrative Fix over the next fiscal period on direct care and services for its residents. In October 2003, CMS published notice to skilled nursing facilities that within future cost reports, it will require confirmation that the Administrative Fix funding was spent on direct patient care and related expenses.

Future Medicare Changes

     With respect to the RUGs Refinements, in April 2002, CMS announced that it would delay the refinement of the RUGs categories thereby extending the related funding enhancements until September 30, 2003. In May 2003, CMS released a rule to maintain the current RUGs classification until October 1, 2004. Further to, but independent of this, Congress enacted legislation directing CMS to conduct a study on the RUGs classification system and report its recommendations by January 2005. Based upon the Medicare case mix and census for the year ended December 31, 2003, we estimate that we received an average $24.12 per resident day, which on an annualized basis amounts to $17.6 million related to the RUGs Refinements. The implementation of a RUGs refinement change, where all or part of the enhancement is discontinued, could have a significant impact on us.

     In January 2003, CMS announced that the moratorium on implementing payment caps for outpatient Part B therapy services, which was scheduled to take effect on January 1, 2003, would be extended. CMS subsequently extended the moratorium until September 1, 2003. The therapy caps were made effective September 1, 2003 until December 8, 2003. On December 8, 2003, as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, the moratorium was re-instated for an additional two-year period until December 2005. The impact of a payment cap cannot be reasonably estimated based on the information available to us at this time, however, such a cap would reduce therapy revenues.

     In February 2003, CMS announced its plan to reduce its level of reimbursement for uncollectible Part A co-insurance. Under the plan announced by CMS, the reimbursement level would be reduced to 70% over a three year period as follows: 90% effective for the government fiscal year commencing October 1, 2003; 80% effective for the government fiscal year commencing October 1, 2004; and 70% effective for government fiscal years commencing on or after October 1, 2005. This plan is consistent with the Part A co-insurance reimbursement plan applicable to hospitals. CMS did not implement the rule change effective October 1, 2003, and continues to review the proposed plan. We estimate that, should this plan be implemented, the negative impact to our net earnings would be $1.3 million in 2004, increasing to $3.3 million in 2006.

SIGNIFICANT EVENTS AND DEVELOPMENTS

EVENTS OF 2003

     The most significant event in 2003 was the continued improvement in total census, particularly Medicare census. Total average daily census increased to 12,901 in 2003 from 12,727 in 2002 and 12,465 in 2001 on a same facility basis, representing a 1.4% increase over 2002 and 3.5% over 2001. Medicare average daily census increased to 1,997 in 2003 from 1,699 in 2002 and 1,427 in 2001 on a same facility basis, representing a 17.5% increase over 2002, and 39.9% over 2001. The improvement in census was the direct result of a number of our initiatives, including the implementation of consistent admission practices, the Medicare certification of all our nursing facility beds and senior management's focus on census, all of which drove the improved financial results for the 2003 year.

     The October 2003 Medicare rate increase, which included an Administrative Fix of 3.26% in addition to the market basket increase of 3%, was partial recognition by CMS of past under-funding of the industry.

     On December 31, 2003, we acquired one nursing facility (99 beds) in Wisconsin. During 2003, we commenced seven new developments involving additions to two nursing facilities (38 beds), additions to four assisted living facilities (87 units) and the construction of one new free-standing assisted living facility (40 units). One of the developments, with 16 assisted living units, opened in February 2004. Three of the developments are expected to be completed later in 2004, with the remaining three developments to be completed in 2005.

EVENTS SUBSEQUENT TO 2003

     We have signed a letter of intent to purchase, for approximately $1.5 million, one currently leased skilled nursing facility in Washington, and we have entered into an agreement to purchase, for approximately $0.3 million, an adjacent piece of land to the skilled nursing facility in Wisconsin, that we acquired in December 2003.

     In February 2004, Tandem Health Care, Inc., or Tandem, refinanced two of its skilled nursing facilities and subsequently we received prepayment in full of $4.4 million of notes receivable held in respect of certain properties. In February 2004, we prepaid in full two Industrial Revenue Bonds totaling $13.0 million. The repayment of debt will result in a charge to earnings of $0.4 million to write-off deferred financing costs.

     Some of the states in which we operate, being Pennsylvania, Indiana, Oregon, and Washington have submitted proposed state plan amendments and waivers, which are awaiting review and approval by CMS pertaining to the fiscal year commencing July 1, 2003. The retrospective plan amendments and waivers seek to increase the level of federal funding for the states' Medicaid programs, and would result in providing nursing facilities with revenue rate increases to offset new or increased provider taxes. As the plan amendments and waivers have not been approved, we have recorded revenues based upon amounts received. In Pennsylvania, should CMS approve the State's plan amendment and waiver as submitted, incremental earnings, net of the provider tax, of $1.5 million could be recorded in 2004 pertaining to the six month period ended December 31, 2003; whereas without approval, a negative adjustment to earnings of up to $3.2 million could be recorded in 2004 pertaining to this same period. In Indiana, approval of the original amendment and waiver submitted could result in the recording of net incremental earnings of $3.0 million in 2004 pertaining to the six month period ended December 31, 2003, and there would be no impact if the plan were not approved. In Washington, the state has proceeded to implement the provider tax and fund the incremental Medicaid rates, while seeking approval from CMS on their proposal; therefore, should the plan not be approved, a retroactive negative adjustment of no greater than $0.3 million to earnings may be required. The impact of Oregon's plan amendment and waiver is not significant to us. We anticipate that amendments will be made to the original plans submitted to CMS.

EVENTS PRIOR TO 2003

Issuance of Senior Notes

     On June 28, 2002, we completed a private placement of $150 million of our 9.5% Senior Notes due July 1, 2010, which were issued at a discount of 0.25% of par to yield 9.54%. In January 2003, we completed the offer to exchange our 9.5% Senior Notes due 2010 that have been registered under the Securities Act of 1933 for the Notes issued in June 2002. The terms of the new Senior Notes are identical to the terms of the Senior Notes issued in June 2002 and are guaranteed by all of our existing and future active subsidiaries.

     We used the proceeds of $149.6 million to pay $8.3 million of related fees and expenses, retire $130.8 million of debt (consisting of $124.5 million outstanding under the previous credit facility and $6.3 million of other debt), and the remainder for general corporate purposes.

     We had hedged a portion of our previous variable-rate long-term debt through an interest rate swap with a notional amount of $25 million maturing in February 2003. Upon refinancing of the debt, we terminated this swap with a cash payment of $0.6 million. The retirement of the previous credit facility resulted in the write-off of deferred financing charges and a loss from the early retirement of debt totaling $2.8 million ($1.7 million after tax).

Purchase of Previously-leased Facilities

     In October 2002, we purchased three skilled nursing facilities in Ohio and four skilled nursing facilities in Indiana that we previously leased for an aggregate purchase price of $17.9 million. The purchase price consisted of $7.4 million in cash and a $10.5 million ten-year interest-bearing note. Negotiation of the interest rate continues with the seller who holds the note and failing agreement will be settled through arbitration. In the latter part of 2003, we prepaid $4.5 million against the note and agreed to refinance the 10-year note. As at December 31, 2003, should we not proceed to refinance the facilities, the interest rate will be settled through the re-opening of arbitration with the seller.

Loss on Disposal of Assets, Provision for Closure and Exit Costs, and Impairment of Long-lived Assets

     During the period 1998 through 2001, in response to the implementation of Medicare PPS, increased litigation and insurance costs in certain states and increased operational costs resulting from changes in legislation and regulatory scrutiny, we divested under-performing nursing and assisted living facilities and non-core healthcare assets. These asset divestitures primarily included the sale of our pharmacy to Omnicare, Inc., and the sales of facilities and/or the transfer of all nursing facility operations in the states of Florida and Texas in 1999, 2000 and 2001. With the exception of our assisted living facilities in Texas, we ceased to operate facilities in the states of Florida and Texas through transactions primarily involving Tandem, Greystone, Senior Health Properties -- South, Inc., or Senior Health -- South, and Senior Health Properties -- Texas,

Inc., or Senior Health -- Texas. As a result of this strategy, for the years 2002 and 2001, we recorded significant:

     - loss (gain) on the disposal of assets;

     - provisions for closure and exit costs; and

     - loss on the impairment of long-lived assets

     Below is a summary of the significant transactions in 2002 and 2001 that resulted in the above provisions, gains and losses.

     In May 2002, Tandem exercised its option to purchase seven properties in Florida that it leased from us for gross proceeds of $28.6 million, consisting of cash of $15.6 million and $13.0 million in 8.5% five-year notes. We applied $12.4 million of the proceeds to reduce our bank debt. Until this date, Tandem operated these facilities under a lease agreement with a purchase option. The carrying value of the seven facilities was $25.3 million. As a result, we recorded a gain on the sale of assets of $4.0 million, inclusive of the deferred gain of $2.2 million from the sale of two leased facilities in the April 2001. The transaction also involved the conversion of $1.9 million in preferred shares received in the April 2001 transaction into $1.9 million 8.5% notes, due April 2006.

     In May 2002, we recorded a provision for closure and exit costs relating to divested Florida operations of $5.3 million relating to cost report settlement issues, and the settlement of claims with suppliers and employees.

     In 2001, we recorded a loss on disposal of assets of $1.0 million and a provision for closure and exit costs and other items of $23.2 million, totaling $24.2 million, as discussed below:

     - In September 2001, we transferred all 17 of our nursing facilities (1,421 beds) in Texas to Senior Health-Texas resulting in a pre-tax loss of $1.8 million. As outlined in the section below called "Assets, Liabilities and Contingencies Resulting from Divestiture Program", we now lease or sublease 16 of these facilities in Texas to Senior Health-Texas;

     - We recorded provisions totaling $2.2 million relating to the closure and/or sale of three nursing properties for $2.0 million and a loss on another property for $0.2 million; and

     - We recorded additional provisions of $20.2 million relating to our previously sold operations, of which $19.0 million related to the nursing facilities in Florida. This $19.0 million consisted of an $11.0 million provision related to Florida claims for years prior to 2001 based upon an actuarial review of resident liability costs and an $8.0 million provision for Florida closure and exit costs. The $11.0 million provision was the result of an increase in the estimate of the incurred but not yet reported claims, and an increase in the frequency and severity of claims.

     In April 2001, Tandem exercised its option to purchase two leased properties in Florida for gross proceeds of $11.4 million. The proceeds we received consisted of cash of $7.0 million, a $2.5 million 8.5% interest-bearing five-year note and $1.9 million in 9% cumulative dividend preferred shares, mandatorily redeemable after five years. The carrying value of the two facilities on our books was $9.2 million. Tandem continued to operate seven nursing facilities under a lease agreement with us, with an option to purchase these facilities at any time, which Tandem exercised in May 2002. We deferred a potential gain on the sale of these assets of $2.2 million because a significant portion of the proceeds had not been received (SFAS No. 66) and the ultimate determination of the gain was dependent on Tandem exercising some or all of the remaining purchase options available to it. We applied $4.0 million of the net proceeds to reduce our term bank debt.

SIGNIFICANT ASSETS AND LIABILITIES

Assets, Liabilities and Contingencies Resulting from Divestiture Program

     As a result of the divestiture programs in Florida and Texas, we received cash proceeds and notes and we retained interest in, or ownership of, certain nursing home properties and entered into on-going consulting service agreements with operators in these two States. As of December 31, 2003, we:

     - held an interest, through $30.0 million in contingent notes, in 15 long-term facilities with Greystone;

     - held $21.4 million in notes due from Tandem and $6.9 million in non-current amounts receivable from Senior Health -- South and Senior Health -- Texas; and

     - owned six leased nursing home properties in Florida and four leased nursing home properties in Texas with a net book value of $15.7 million; and subleased another 12 properties in Texas.

     In September 2000, we disposed of 15 long-term care facilities to Greystone for initial cash proceeds of $30.0 million and contingent consideration in the form of a $10.0 million Vendor Take Back note and two other contingent and interest bearing notes. The three notes have an aggregate potential value of up to $30.0 million plus interest. The notes are due in March 2004 and may be retired at any time out of the proceeds from the sale or refinancing of the facilities by Greystone. For the period September 2000 through March 2004, we retain the right of first refusal to repurchase the facilities. We also retained an option to repurchase the facilities until March 2003; however, we elected not to place an offer to repurchase the facilities. Upon maturity of the notes in March 2004, unless the facilities are sold or refinanced, we are entitled to receive the $10.0 million Vendor Take Back note and accrued interest pursuant to the terms of the Vendor Take Back and other contingent notes. In 2000, the option to repurchase along with the significant portion of the sales price being contingent, resulted in the disposition being accounted for as a deferred sale in accordance with SFAS No. 66. There was no gain or loss recorded on the initial transaction, and we continue to depreciate the fixed assets, which as of December 31, 2003 had a net book value of $33.7 million and have been classified as "Assets held under Divestiture Agreement". The initial cash proceeds are classified as "Deposits held under Divestiture Agreement" in the balance sheet. As of December 31, 2003 we were in discussions with Greystone as to the repayment of the notes and accrued interest.

     For $17.4 million of the notes resulting from the sale of properties to Tandem, the notes are due between April 2006 and May 2007; and a $4.0 million note is due in December 2007. In February 2004, Tandem refinanced two of the facilities and prepaid $4.4 million of the April 2006 notes.

     We lease six Florida properties to Senior Health -- South with lease expiration dates in December 2006. We lease four Texas properties to Senior Health -- Texas with lease expiration dates in September 2006, and sublease 12 Texas properties to Senior Health -- Texas with sublease expiration dates in February 2012. In addition, we provide on-going consulting services to Senior Health -- South and Senior Health -- Texas, and earn rental income from the operators of these facilities. As of December 31, 2003, we had $6.9 million in non-current accounts receivable due from Senior Health -- Texas and Senior Health -- South. As a result, our earnings and cash flow can be influenced by the financial stability of these unrelated companies.

     We have recorded provisions for all estimated future costs related to operations that we disposed of. Those estimates were made at the time of disposition, recorded in a divested operations liability account and can be subject to revisions which may impact our future earnings. On an on-going basis we review the levels of our overall reserves for losses related to our Florida and Texas operations, which reserves were initially established when we decided to exit these States. During 2002, as a result of events that became known to us then, we concluded that we should increase our overall reserves by $5.3 million for cost report and other settlements with the state of Florida and other Medicare fiscal intermediaries, collection of receivables, and settlement of claims with suppliers and employees. During 2003, we settled certain Medicare and Medicaid claims, and charged to the divested operations liability account approximately $1.3 million.

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

Medicare and Medicaid Settlement Receivables

     As of December 31, 2003, we are pursuing settlement of a number of outstanding Medicare and Medicaid receivable balances, which in aggregate, have a net book value of $37.2 million. For Medicare revenues earned prior to the implementation of PPS, and Medicaid programs with a retrospective reimbursement system, differences between revenues that we ultimately expect to be realized from these programs and amounts received are reflected as accounts receivable; or as accrued liabilities when payments have exceeded revenues that we ultimately expect to receive. For Medicare pre-PPS claims, normally such issues are resolved during the audit process; however we record general provisions for disagreements that require settlement through a formal appeal process.

     For one specific issue involving the allocation of overhead costs, the first of three specific claim years was presented to the Provider Reimbursement Review Board, or PRRB, at a hearing in January 2003. The hearing procedures were discontinued after the parties negotiated a methodology for resolution of the claim. The negotiated settlement for this and other issues relating to the 1996 cost report year, resulted in no adjustment to the recorded receivable balance, and we subsequently collected $3.0 million from the Fiscal Intermediary, or FI. For the remaining two specific claim years, we continue to negotiate with the FI for the recovery of $11.5 million. Failing a negotiated settlement, we will proceed to file an appeal with the PRRB. A PRRB hearing has been scheduled in April 2004, for one of the two remaining years under appeal.

     For another specific issue involving a staffing cost issue, a settlement of the first year of seven specific claim years was reached prior to the January 2003 PRRB hearing. During 2003, we continued to negotiate the remaining years in dispute with the FI. In January 2004, we negotiated all remaining years which will result in a cash settlement of $5.6 million to be received in the first quarter of 2004. The settlement will result in no significant adjustment from the recorded receivable balance.

     We have a hearing scheduled in September 2004 on a Director of Nursing staff cost issue involving a claim for $3.8 million. We continue to work on the balance of other Medicare claims with the FI and on an on-going basis with each of the states in respect of Medicaid receivables.

Self Insured Liabilities

     We have $45.1 million in accruals for self-insured liabilities with respect to general and professional liability claims as of December 31, 2003. An actuarial valuation was completed as of December 31, 2003 and it was determined that no adjustment was required to the accrual for self-insured liability amounts on the balance sheet. We have estimated that approximately $18.0 million of this liability will be paid within the 2004 year. The majority of the liability balance was accrued during the period that we operated in the States of Florida and Texas. In 2003 and 2002 respectively, we accrued $6.0 million and $5.3 million. In 2001, we provided an additional accrual of $11.0 million attributable to potential claims for incidents in Florida and Texas. The total expense for 2001 was $29.2 million.

KEY PERFORMANCE INDICATORS:

     We manage our business through monitoring certain key performance indicators. The most important key performance indicators are:

- Census

     Census is defined as the number of residents occupying a bed (or unit in the case of an assisted living facility).

- Average Daily Census

     Average Daily Census, or ADC, is the number of residents occupying a bed over a period of time, divided by the number of days in that period.

- Occupancy percentage

     Occupancy is measured as the percentage of Census relative to the Total Available Resident Beds. Total Available Resident Beds is the number of beds (or units in the case of an assisted living facility) available for occupancy multiplied by the number of days in the period.

- Quality Mix

     Quality Mix is the measure of the level of non-Medicaid census. In most states, Medicaid is the most unattractive payor source as rates are the lowest of all payor types.

- Average revenue rate by payor source

     The average revenue rate by each payor source influences our focus and marketing efforts to place certain resident payor types, and in certain states varies based on the acuity of care required by a resident. The change in revenue rates is largely dictated by CMS and state governments.

- EBITDA and EBITDA percentage

     EBITDA is defined as net earnings (loss) before income taxes, minority interests, interest expense net of interest revenue, depreciation and amortization, and non-cash, non-recurring gains (losses) from asset disposals and impairments and provisions for closure and exit costs and other items. EBITDA is not a measure of performance under generally accepted accounting principles in the United States of America, or GAAP. We use EBITDA as a key performance indicator and EBITDA, expressed as a percentage of revenues, as a measurement of margin. We understand that EBITDA, or derivatives thereof, are customarily used by lenders, financial and credit analysts, and many investors as a performance measure in evaluating healthcare acquisitions. Moreover, substantially all of our financing agreements, including the Senior Notes indenture and the Credit Agreement, contain covenants in which EBITDA is used as a measure of compliance, thus we use EBITDA to monitor our compliance with these financing agreements. We understand that EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared with GAAP, or as a measure of profitability or liquidity.

- Percentage of ownership of assets

     Our strategy involves the belief that our success is influenced by the level of ownership of the facilities we operate. We monitor the percentage of facilities owned as opposed to leased.

- Number of facilities under operation, management and consulting, and other operating units

     We monitor the number of facilities under operation, facilities under management or consulting contracts and number of rehabilitation clinics.

     In order to compare our performance between periods, we determine the amounts of the key performance indicators for all of our facilities, as well as the facilities that we operated in all reported periods or "same facility operations". Set forth below, we provide an analysis of our key performance indicators in total, and where appropriate, on a same facility basis and discuss the significant trends during the period 2001 through 2003.

Nursing Facilities -- Average Daily Census ("ADC") and Quality Mix

     The following table sets forth the ADC, by type of payor, and the Quality Mix for all of our nursing facilities.

                                                                  YEAR ENDED DECEMBER 31
                                                                  ----------------------
                                                               2003        2002        2001
                                                               ----        ----        ----
Medicare..................................................     1,997       1,699       1,506
Private and other.........................................     2,222       2,291       2,518
                                                              ------      ------      ------
  Quality Mix.............................................     4,219       3,990       4,024
Medicaid..................................................     8,682       8,737       9,334
                                                              ------      ------      ------
  Total...................................................    12,901      12,727      13,358
                                                              ======      ======      ======

     The following table sets forth the ADC, by type of payor and percentage of ADC by payor type for all of our nursing facilities, presented on a same facility basis, and showing the percentage change in ADC between years.

                                        YEAR ENDED DECEMBER 31
                        ------------------------------------------------------         PERCENTAGE
                             2003                2002                2001                CHANGES
                        --------------      --------------      --------------      -----------------
                                 % OF                % OF                % OF       2003 TO   2002 TO
                         ADC     TOTAL       ADC     TOTAL       ADC     TOTAL       2002      2001
                        ------   -----      ------   -----      ------   -----      -------   -------
Medicare..............   1,997    15.5%      1,699    13.4%      1,427    11.4%      17.5%     19.1%
Private and other.....   2,222    17.2%      2,291    18.0%      2,362    19.0%      (2.9%)    (3.0%)
                        ------   -----      ------   -----      ------   -----       ----      ----
Quality Mix...........   4,219    32.7%      3,990    31.4%      3,789    30.4%       5.8%      5.3%
Medicaid..............   8,682    67.3%      8,737    68.6%      8,676    69.6%      (0.6%)     0.7%
                        ------   -----      ------   -----      ------   -----       ----      ----
  Total...............  12,901   100.0%     12,727   100.0%     12,465   100.0%       1.4%      2.1%
                        ======   =====      ======   =====      ======   =====       ====      ====

     On a same facility basis, total ADC increased 1.4% between 2003 and 2002, and 3.5% between 2003 and 2001. On a same facility basis, Medicare ADC increased 17.5% between 2003 and 2002, and 39.9% between 2003 and 2001. As a result, the percentage of Medicare ADC to all payor sources increased to 15.5% in 2003, as compared to 13.4% in 2002 and 11.4% in 2001. The improvement in census was the direct result of a number of initiatives, including an implementation of consistent admission practices, the Medicare certification of all nursing facility beds, and senior management's focus on census, all of which drove the improved financial results for 2003.

All Nursing and Assisted Living Facilities -- Occupancy and Number of Facilities Under Operation

     The following table sets forth occupancy percentages, ADC and operational resident capacity for all of our nursing and assisted living facilities in total for the years ended December 31, 2003, 2002 and 2001.

                              OCCUPANCY PERCENTAGE                ADC                OPERATIONAL RESIDENT CAPACITY
                              --------------------      ------------------------     -----------------------------
                              2003    2002    2001       2003     2002     2001        2003       2002       2001
                              ----    ----    ----       ----     ----     ----        ----       ----       ----
Nursing.....................  91.5%   90.3%   87.5%     12,901   12,727   13,358      14,103     14,093     15,266
Assisted Living.............  86.3%   83.9%   83.1%      1,496    1,472    1,463       1,733      1,756      1,761
Nursing and Assisted
  Living....................  90.9%   89.6%   87.1%     14,397   14,199   14,821      15,836     15,849     17,027

     The following table sets forth occupancy percentages, ADC and operational resident capacity for all of our nursing and assisted living facilities on a same facility basis for the years ended December 31, 2003, 2002 and 2001.

                              OCCUPANCY PERCENTAGE                ADC                OPERATIONAL RESIDENT CAPACITY
                              ---------------------     ------------------------     ------------------------------
                              2003    2002    2001       2003     2002     2001        2003       2002       2001
                              ----    ----    ----       ----     ----     ----        ----       ----       ----
Nursing.....................  91.5%   90.3%   87.8%     12,901   12,727   12,465      14,103     14,093     14,203
Assisted Living.............  86.3%   83.9%   83.1%      1,496    1,472    1,463       1,733      1,756      1,761
Nursing and Assisted
  Living....................  90.9%   89.6%   87.2%     14,397   14,199   13,928      15,836     15,849     15,964

     Occupancy percentages in our nursing facilities increased to 91.5% in 2003 from 90.3% in 2002 and 87.8% in 2001 due to the increases in ADC census discussed above. The divestiture of our nursing facilities in Texas in September 2001 resulted in the change in occupancy percentage in the 2001 year. However, there was a reduction of approximately 110 available beds (impacting the occupancy percentage by 0.7%) between 2001 and 2002 as licensed beds were reduced in certain facilities in certain states.

     Occupancy percentages increased within the assisted living facilities to 86.3% in 2003 from 83.9% in 2002 and 83.1% in 2001. The improvement in occupancy within the assisted living facilities was due to the implementation of regional marketing personnel to assist local managers in improving their marketing efforts and changes in management personnel in certain facilities.

     The following table sets forth the number of facilities under operation.

                                                              AS OF DECEMBER 31
                                                              ------------------
                                                              2003   2002   2001
                                                              ----   ----   ----
Percent of facilities owned.................................  93.7%  93.7%  89.7%
Number of facilities under operation........................   174    175    175

     The percentage of facilities owned increased in 2002 due to the purchase of the seven previously leased facilities in Indiana and Ohio. The total number of facilities under operation changed as the result of our divestiture of facilities in Texas (in September 2001), the closure of one assisted living facility and conversion of another assisted living facility into a nursing facility (in 2003), and our acquisition of one nursing facility on December 31, 2003.

Nursing Facilities -- Average Revenue per Resident Day by Payor Source

     The following table sets forth the average revenue per resident day by payor source, including the impact of prior year revenue adjustments discussed in Note 13(c) of our financial statements included in Item 8 of this Annual Report on Form 10-K.

                                                            YEAR ENDED DECEMBER 31
                                                          ---------------------------
                                                           2003      2002      2001
                                                           ----      ----      ----
Medicare (Part A and Part B)............................  $322.64   $331.23   $334.13
Private and other.......................................  $183.76   $170.86   $164.45
Medicaid................................................  $132.99   $126.56   $120.55
                                                          -------   -------   -------
  Total.................................................  $171.09   $161.86   $153.32
                                                          -------   -------   -------

     During 2003, we recorded a provision for $4.0 million pertaining to individual Medicare claims in dispute with the FI for the cost report years 1996 through 1998. Of the $4.0 million provision, $1.3 million pertains to discontinued operations and therefore was applied to the previously accrued balance. The net adjustment of $2.7 million resulted in a reduction of revenues during 2003. Offsetting this, we recorded a recovery of $4.2 million in Medicaid revenues resulting from a favorable court decision in the State of Ohio relating to the recovery of alleged government overpayments for adjudicated Medicaid cost report periods. In 2002 and 2001, we recorded prior period Medicaid revenue adjustments pursuant to the settlement of state cost reports.

     The following table sets forth the average revenue rate by payor source, excluding the above-mentioned revenue adjustments, and the percentage changes between years. In addition, the Medicare -- Part A rate is also reported.

                                            YEAR ENDED DECEMBER 31          PERCENTAGE CHANGES
                                          ---------------------------   ---------------------------
                                           2003      2002      2001     2003 TO 2002   2002 TO 2001
                                           ----      ----      ----     ------------   ------------
Medicare (Part A and Part B)............  $326.31   $331.23   $334.13       (1.5)%         (0.9)%
Private and other.......................  $183.76   $170.86   $164.45        7.6%           3.9%
Medicaid................................  $131.31   $126.03   $120.25        4.2%           4.8%
                                          -------   -------   -------       ----           ----
  Total.................................  $170.53   $161.49   $153.12        5.6%           5.5%
                                          -------   -------   -------       ----           ----
Medicare Part A only....................  $298.81   $305.21   $313.63       (2.1)%         (2.7)%

     In 2002, the Medicare Cliff, net of the market basket increase, decreased the average Medicare -- Part A rate by $23.64 per Medicare resident day, and therefore the total average Medicare rate effective October 2002. On an annualized basis, the net impact for 2002 was $5.96 per Medicare day. The acuity of residents decreased by approximately $1.14 per Medicare day, however, this was more than offset by an increase in the level of Part B Medicare revenues by $4.21 per Medicare day.

     In 2003, the Medicare Cliff revenue reductions, net of the market basket increase, estimated at $23.64 per Medicare resident day, continued through the nine-month period ended September 30, 2003. On an annualized basis, the net impact for 2003 as compared to 2002 was $17.68 per Medicare day. However, on October 1, 2003, Medicare rates increased by 6.26%, or $18.45 per Medicare resident day, reflecting the Administrative Fix and the annual market basket increases. On an annualized basis, this increased our Medicare rate by $4.65 per Medicare day. In addition, we improved Medicare rates from the admission of higher acuity residents (approximately $6.66 per Medicare day) and increased the level of Part B Medicare revenues (approximately $1.45 per Medicare day).

     For private and other payor sources, we experienced a 7.6% increase in rates from 2002 to 2003; as compared to 3.9% increase from 2001 to 2002. The increase was primarily due to the shift of lower paying private pay residents into Medicare, and increases in rates received from health maintenance organizations.

     Average Medicaid revenue per resident day increased 4.2% in 2003 relative to 2002; and 4.8% in 2002 relative to 2001. For a number of states, the increase in average Medicaid revenue per resident day was primarily attributable to increases in acuity of care levels, and funding for increased state assessment fees and taxes.

EBITDA and EBITDA Percentage

     The following table sets forth a reconciliation of net income before taxes and EBITDA.

                                                                 YEAR ENDED DECEMBER 31
                                                              ----------------------------
                                                               2003      2002       2001
                                                               ----      ----       ----
Net income (loss) before income taxes.......................  $32,051   $ 6,337   $(40,007)
Add (deduct):
  Depreciation and amortization.............................   37,448    37,575     40,772
  Interest expense..........................................   33,981    33,654     37,857
  Interest income...........................................   (4,166)   (1,379)    (2,297)
  Loss (gain) on disposal of assets.........................       --    (3,961)     1,054
  Provision for closure and exit costs......................       --     5,293     23,192
  Loss on early retirement of debt..........................       --     2,849         75
  Loss on impairment of long-lived assets...................       --        --      1,685
                                                              -------   -------   --------
EBITDA......................................................  $99,314   $80,368   $ 62,331
                                                              =======   =======   ========

     The following table sets forth the calculations of EBITDA percentages:

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                                2003       2002       2001
                                                                ----       ----       ----
EBITDA......................................................  $ 99,314   $ 80,368   $ 62,331
Revenues....................................................  $870,432   $815,015   $794,107
EBITDA as percent of total revenue..........................      11.4%       9.9%       7.8%

     EBITDA, as a percentage of total revenue, increased to 11.4% in 2003 from 9.9% in 2002 and 7.8% in 2001. The increase was attributable to the improvement in total census (1.4%) and Medicare census (17.5%), and reductions in general and administrative expenses (approximately $2.1 million) and certain operating costs. The operating costs that decreased as a percentage of revenues were premiums from the usage of agency staffing, wage premiums paid to staff and specific supply costs.

RESULTS FROM OPERATIONS:

     The following table sets forth details of our revenues and earnings as a percentage of total revenues:

                                                               YEAR ENDED DECEMBER 31
                                                              ------------------------
                                                               2003     2002     2001
                                                               ----     ----     ----
Revenues
  Nursing and assisted living facilities....................   96.9%    96.6%    96.6%
  Outpatient therapy........................................    1.3      1.3      1.2
  Other.....................................................    1.8      2.1      2.2
                                                              -----    -----    -----
                                                              100.0    100.0    100.0
Operating and general and administrative costs..............   87.5     88.8     90.3
Lease, depreciation and amortization........................    5.4      5.9      7.0
Interest, net...............................................    3.4      4.0      4.5
Loss (gain) on disposal of assets...........................     --     (0.5)     0.1
Provision for closure and exit costs and other items........     --      0.7      3.0
Loss on early retirement of debt............................     --      0.3       --
Loss on impairment of long-lived assets.....................     --       --      0.2
                                                              -----    -----    -----
  Earnings (loss) before taxes..............................    3.7      0.8     (5.1)
Income tax expense (benefit)................................    1.4      0.4     (1.6)
                                                              -----    -----    -----
Net earnings (loss).........................................    2.3%     0.4%    (3.5)%
                                                              =====    =====    =====

YEAR ENDED DECEMBER 31, 2003 COMPARED WITH YEAR ENDED DECEMBER 31, 2002

REVENUES

     Revenues in 2003 increased $55.3 million, or 6.8%, to $870.4 million from $815.1 million in 2002. Outpatient therapy and other revenues decreased by $0.7 million in 2003 due to lower rental income resulting from the sale of facilities in 2002 that we previously leased to a third party, partially offset by growth of our outpatient therapy operations.

     Revenues from nursing and assisted living facilities increased $56.0 million in 2003 compared to 2002. This increase was attributable to the following:

                                                               MILLIONS
                                                               --------
     - an increase in Medicare residents from 13.4% of total
       residents in 2002 to 15.5% in 2003...................    $15.5
     - a 4.2% increase (excluding prior period adjustments)
       in the average daily nursing Medicaid rate (which
       included cost-offset funding as a result of increased
       state assessments and bed taxes of $4.4 million).....     16.0
     - a 1.4% increase in nursing resident census from an
       ADC of 12,727 in 2002 to 12,901 in 2003..............     11.1
     - increases in other average daily nursing rates.......      8.2
     - an increase in nursing ancillary revenues............      6.8
     - an increase in Medicare revenues due to the
       improvement in RUGs mix..............................      4.5
     - an increase in Medicare revenues due to the 6.26%
       increase in the Medicare Part A rate effective
       October 1, 2003; and.................................      3.5
     - an increase in assisted living revenues due to
       increased occupancy and higher rates.................      2.3
                                                                -----
                                                                 67.9
These increases were offset and adjusted by:
     - a decrease due to the Medicare Cliff, net of the
       market basket increase, implemented on October 1,
       2002.................................................    (12.8)
     - favorable prior year revenue adjustments recorded in
       2003 consisting of (1) a recovery of $4.2 million in
       Medicaid revenues as the outcome of a favorable court
       decision in the State of Ohio relating to the
       recovery of alleged government overpayments for
       adjudicated Medicaid cost report periods, and (2)
       revenue adjustments totaling $1.1 million for the
       settlement of prior year state cost reports; offset
       by (a) the recording in 2003 of a contractual revenue
       adjustment totaling $2.7 million for prior year
       Medicare settlement receivables, and further offset
       by (b) $1.7 million in favorable prior year
       adjustments recorded in 2002 primarily for the
       settlement of prior year state cost reports..........      0.9
                                                                -----
Total increase in revenues from nursing and assisted living
  centers...................................................    $56.0
                                                                =====

OPERATING AND GENERAL AND ADMINISTRATIVE COSTS

     Operating and general and administrative costs increased $38.0 million, or 5.2%, in 2003 compared to 2002. This increase was attributable to the following:

                                                               MILLIONS
                                                               --------
     - wages and benefits of $18.8 million and contracted
       staffing for food, laundry and therapy services of
       $4.5 million, totaling $23.3 million, or a 4.4%
       increase, which included an average wage rate
       increase of 3.2% in nursing operations...............    $23.3
     - drug expense due to higher resident census, Medicare
       mix and drug prices..................................      3.9
     - state assessments and bed taxes......................      4.4
     - professional fees expense primarily due to legal fees
       and nursing consulting...............................      1.9
     - general liability expense primarily due to premiums
       and accruals.........................................      1.7
     - other operating expenses.............................      2.8
                                                                -----
Total increase in operating and general and administrative
  costs.....................................................    $38.0
                                                                =====

LEASE COSTS, DEPRECIATION AND AMORTIZATION

     Lease costs decreased $1.5 million when comparing years as a result of the purchase of previously leased facilities in 2002. Depreciation and amortization decreased $0.2 million to $37.4 million in 2003 compared to $37.6 million in 2002.

INTEREST

     Interest expense, net of interest income, decreased $2.5 million to $29.8 million for 2003 compared to $32.3 million for 2002. The weighted average interest rate of all long-term debt decreased to 7.76% during 2003 compared to approximately 7.81% during 2002. Interest income was $2.8 million higher than 2002, primarily due to $1.3 million in interest income that was previously not recognized, and increased interest income from our interest rate swap and cap agreements. The average debt level increased to $397.7 million during 2003 compared to $383.5 million during 2002.

INCOME TAXES

     Income tax expense for 2003 was $12.0 million compared to $3.2 million for 2002. Our effective tax rate was 37.3% for 2003 as compared to 49.2% for 2002. The decrease in the effective tax rate resulted from the reversal of current and prior year state deferred income tax benefits, the non-recognition of tax benefits in certain states in 2002, and the impact of permanent items between the two years. When we assess the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and record a valuation allowance, if required. The ultimate realization of deferred tax assets depends upon us generating future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies when we make this assessment.

NET EARNINGS

     Net earnings for 2003 were $20.1 million compared to $3.2 million for 2002. The improvement in net earnings was due to the reasons described herein above.

RELATED PARTY TRANSACTIONS

     We insure certain risks, including comprehensive general liability, property coverage, excess workers' compensation and employer's liability insurance, with Laurier Indemnity Company and Laurier Indemnity Ltd., affiliated insurance subsidiaries of Extendicare, our Canadian parent. We recorded approximately $10.7 million and $9.9 million of expenses for this purpose for 2003 and 2002, respectively.

     We purchase computer hardware and software support services from Virtual Care Provider, Inc., an affiliated subsidiary of Extendicare Inc. Expenses related to these services were $6.9 million and $7.9 million for 2003 and 2002, respectively.

YEAR ENDED DECEMBER 31, 2002 COMPARED WITH YEAR ENDED DECEMBER 31, 2001

REVENUES

     Revenues in 2002 increased by $21.0 million, or 2.6%, to $815.1 million, from $794.1 million in 2001. The increase in revenues included a $56.1 million increase in revenues from nursing and assisted living facilities and other businesses operated during both 2002 and 2001, or same facility operations, and an increase of $0.5 million from other revenue, partially offset by a decrease of $35.6 million in revenues from divested nursing facilities.

     Revenues from same-facility operations increased $56.1 million due to:

                                                               MILLIONS
                                                               --------
     - an increase in the average daily Medicaid rate from
       $121 in 2001 to $127 in 2002.........................    $19.2
     - an increase in Medicare residents from 11.4% of total
       residents in 2001 to 13.4% in 2002...................     16.8
     - a 1.9% increase in resident census from an ADC of
       13,928 in 2001 to 14,200 in 2002.....................     14.3
     - other rate increases.................................      8.9
                                                                -----
                                                                 59.2
These increases were offset and adjusted by:
     - a decrease due to the Medicare Cliff, net of the
       market basket increase, implemented on October 1,
       2002.................................................     (3.9)
     - an increase in favorable prior year revenue
       adjustments recorded in 2002 compared to 2001........      0.8
                                                                -----
Total increase in revenues from nursing and assisted living
  centers...................................................    $56.1
                                                                =====

OPERATING AND GENERAL AND ADMINISTRATIVE COSTS

     Operating and general and administrative costs increased $6.8 million, or 1.0%, between years, of which $11.6 million was a decrease in expenses for general liability insurance and liability claims (primarily related to our divestiture of our Texas nursing facilities) and $32.9 million related to reduced operating costs attributable to nursing facilities divested during 2001. Operating and general and administrative costs on a same facility basis increased $51.3 million, or a 7.8%, and included increases of:

                                                               MILLIONS
                                                               --------
     - wages and benefits of $23.1 million, and contracted
       staffing for food and laundry services of $10.4
       million, totaling $33.5 million, or a 7.1%
       increase.............................................    $33.5
     - workers' compensation due to prior year actuarial
       adjustments recorded in 2001.........................      4.6
     - drug expense due to higher resident census and higher
       drug prices..........................................      3.4
     - outside therapy services primarily related to
       increased use of therapy services and higher Medicare
       census...............................................      3.2
     - bad debt expense.....................................      2.7
     - supplies expense primarily due to higher occupancy...      1.4
     - other operating and general and administrative
       expenses.............................................      2.5
                                                                -----
Total increase in operating and general and administrative
  costs.....................................................    $51.3
                                                                =====

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

LOSS (GAIN) ON DISPOSAL OF ASSETS AND PROVISION FOR CLOSURE AND EXIT COSTS AND OTHER ITEMS

     For 2002, we recorded a gain on disposal of assets of $4.0 million relating to the sale of seven properties in Florida to Tandem and a provision for closure and exit costs of $5.3 million. The gain of $4.0 million includes a deferred gain of $2.2 million from the April 2001 sale of two other properties to Tandem. The provision for closure and exit costs related to an increase in the overall disposition reserve for cost report and other settlements with the States of Florida and Texas and other Medicare fiscal intermediaries, collection of receivables, and settlement of claims with suppliers and employees.

     For 2001, we recorded a loss on disposal of assets of $1.0 million and a provision for closure and exit costs and other items of $23.2 million. On September 30, 2001, we transferred all Texas nursing homes to Senior
Health -- Texas. As a result of the Texas transaction, as well as the closure and sale of one nursing home and two other properties in Wisconsin, we provided $3.7 million for related disposal and closure costs. We also made additional provisions of $20.5 million relating to previously ceased operations, including $19.0 million related to the nursing facilities in Florida. This $19.0 million consisted of an $11.0 million provision related to Florida claims for years prior to 2001 based upon an actuarial review of resident liability costs, and an $8.0 million provision for Florida closure and exit costs.

LOSS ON EARLY RETIREMENT OF DEBT

     The loss on early retirement of debt in 2002 of $2.8 million was due to the early extinguishment in June 2002 of our debt using proceeds from the issuance of the 9.5% Senior Notes due 2010. The loss on early retirement of debt in 2001 of $75,000 was related to the write-off of deferred financing costs in connection with debt reduction upon the sale of nursing facilities.

INCOME TAXES

     Income tax expense for 2002 was $3.1 million compared to an income tax benefit of $12.5 million for 2001. Our effective tax rate was 49.2% for 2002 as compared to 31.3% for 2001. The increase in the effective tax rate results from the impact of certain permanent adjustments which increased the effective rate when applied to pre-tax earnings compared to decreasing the effective rate when applied to pre-tax loss for 2001 and the reversal of current and prior year state deferred income tax benefits. When we assess the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and record a valuation allowance, if required. The ultimate realization of deferred tax assets depends upon us generating future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies when we make this assessment.

NET EARNINGS (LOSS)

     Net earnings for 2002 were $3.2 million compared to a net loss of $27.5 million for 2001. Net earnings prior to loss (gain) on disposal of assets, provision for closure and exit costs and other items, loss on early retirement of debt and loss on impairment of long-lived assets, after applicable income tax effect, was $5.6 million for 2002 compared to a net loss of $11.0 million for 2001. The fluctuation was caused by the reasons noted above.

RELATED PARTY TRANSACTIONS

     We insure certain risks, including comprehensive general liability, property coverage and excess workers' compensation/employer's liability insurance, with Laurier Indemnity Company and Laurier Indemnity Ltd., affiliated insurance subsidiaries of Extendicare, our Canadian parent. We recorded approximately $9.9 million of expenses for this purpose for 2002 and $5.7 million for 2001.

     We purchase computer hardware and software support services from Virtual Care Provider, Inc., an affiliated subsidiary of Extendicare. Expenses related to these services were $7.9 million for 2002 and $6.6 million for 2001.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES AND USES OF CASH

     We had cash and cash equivalents of $48.9 million at December 31, 2003 and $24.4 million at December 31, 2002. We generated cash flow of $56.0 million from operating activities for the year ended December 31, 2003 compared with $38.8 million in the comparable 2002 period and $82.6 million in 2001. We used cash flow of $26.8 million for investing activities in 2003 as compared to $22.4 million in 2002 and $16.8 million in 2001. We used cash flow of $4.8 million for financing activities in 2003 as compared to providing cash flow of $7.5 million from financing activities in 2002 and using cash flow of $66.6 million for financing activities in 2001. The table below sets forth a summary of the significant sources and uses of cash:

                                                            YEAR ENDED DECEMBER 31
                                                          ---------------------------
                                                           2003      2002      2001
                                                           ----      ----      ----
                                                            (THOUSANDS OF DOLLARS)
Cash provided by operating activities...................  $56,033   $38,832   $82,626
Cash used in investing activities.......................  (26,772)  (22,415)  (16,755)
Cash (used in) provided by financing activities.........   (4,766)    7,536   (66,566)
Increase (decrease) in cash and cash equivalents........   24,495    23,953      (695)

     The increase in cash flow from operating activities of $17.2 million in 2003 compared to 2002 was primarily due to an improvement in earnings and changes in working capital of $12.3 million, and a reduction of $4.9 million in payments for self-insured liabilities.

     Our working capital increased $25.9 million from $29.9 million at December 31, 2002 to $55.8 million at December 31, 2003. The increase included a $24.5 million increase in cash and a $10.0 million decrease in the current portion of accrual for self-insured liabilities. These increases in working capital were partially offset by an $8.7 million decrease in amounts due from shareholder and affiliates.

     Accounts receivable at December 31, 2003 were $95.3 million compared with $96.0 million at December 31, 2002, representing a decrease of $0.7 million. The reduction in accounts receivable included a $1.7 million decrease in interest due from non-affiliated long-term care operators, offset by an increase of $0.6 million in outpatient therapy receivables and a $0.5 million increase within the nursing operations. Within the nursing operations, billed patient care and other receivables increased $5.8 million while third-party payor settlement receivables, based on Medicare and Medicaid cost reports, decreased $5.3 million.

     The decrease in settlement receivables of $5.3 million from December 31, 2002 to December 31, 2003 included decreases of $3.9 million from collection of Medicare settlements, $7.6 million for collections of

Medicare co-insurance amounts and a $4.3 million reclassification from Medicaid accrued liabilities. These decreases were partially offset by an increase of $10.5 million relating to revenue in the 2003 period for anticipated Medicare reimbursement for uncollectible co-insurance amounts.

     Property and equipment decreased $4.4 million from December 31, 2002 to a total of $448.7 million at December 31, 2003. The decrease was the result of depreciation expense of $33.8 million and asset disposals of $0.1 million. These decreases were partially offset by total capital expenditures of $29.5 million, including $4.3 million from construction of new developments and $4.1 million from the acquisition of a nursing facility in Wisconsin in December 2003.

     Total long-term debt, including both current and long-term maturities of debt, totaled $392.9 million at December 31, 2003. This represents a decrease of $5.2 million from December 31, 2002, due to repayments of long-term debt.

     Cash used in investing activities was $26.8 million for 2003 compared to $22.4 million for 2002. The change of $4.4 million was due to proceeds in 2002 from the sale of property and equipment of $14.3 million, a decrease in payments for acquisitions of $13.8 million when comparing periods, payments for new construction projects of $4.3 million in 2003, an increase in 2003 of $2.4 million in purchases of property and equipment and an increase in 2003 in the collection of other non-current assets of $2.8 million.

     Cash used in financing activities was $4.8 million for 2003 compared to $7.5 million provided from financing activities for 2002. The change of $12.3 million primarily related to $4.5 million of early debt repayments in 2003 and the payoff of debt in June 2002 using proceeds from the issuance of new debt as described below.

DEBT INSTRUMENTS

Summary of Long-term Debt

     Long-term debt consisted of the following at December 31:

                                                                   2003            2002
                                                                ----------      ----------
                                                                (IN THOUSANDS OF DOLLARS)
Senior Notes................................................     $149,676        $149,641
Senior Subordinated Notes...................................      200,000         200,000
Industrial Development Bonds, variable interest rates
  ranging from 1.15% to 6.25%, maturing through 2014,
  secured by certain facilities.............................       33,160          33,355
Promissory notes payable, interest rates ranging from 3.0%
  To 10.5%, maturing through 2012...........................        6,476          11,356
Mortgages, interest rates ranging from 7.25% to 13.61%
  maturing through 2007.....................................        3,578           3,753
Other, primarily capital lease obligations..................           28              45
                                                                 --------        --------
Long-term debt before current maturities....................     $392,918        $398,150
                                                                 ========        ========

     The weighted average interest rate of all of our long-term debt (including the effects of the interest rate swap and cap discussed below) was 7.52% and 7.71% as of December 31, 2003 and 2002, respectively. Our long-term debt have maturities ranging from 2003 to 2014.

Senior Notes and Credit Facility

     On June 28, 2002, we refinanced all outstanding indebtedness under our then existing credit facility with the proceeds from the issuance of our 9.5% Senior Notes due 2010 and we entered into a new credit facility that provides senior secured financing of up to $105.0 million on a revolving basis. As of December 31, 2003, we did not have any borrowings outstanding under this new credit facility, but we had $45.3 million of letters of credit outstanding thereunder. The new credit facility will terminate on June 28, 2007. Borrowings drawn during the first four fiscal quarters following closing of the new credit facility will initially bear interest, at our option, at an annual rate equal to:

     - LIBOR, plus 3.50%; or

     - the Base Rate, as defined in our new credit facility, plus 2.50%;

thereafter, in each case, subject to adjustments based on financial performance. As of September 30, 2003 and continuing through December 31, 2003, based upon financial performance, the annual rate declined to:

     - LIBOR, plus 3.25%; or

     - the Base Rate, plus 2.25%

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

     We have no independent assets or operations, the guarantees of the Senior Notes are full and unconditional, and joint and several, and if any of our subsidiaries that do not guarantee the Senior Notes are minor. There are no significant restrictions on the ability of us to obtain funds from our subsidiaries by loan or dividend.

     Our obligations under the Credit Facility are secured by a perfected, first priority security interest in certain of our tangible and intangible assets and all of our and our subsidiary guarantors' capital stock. The credit facility is also secured by a pledge of 65% of the voting stock of our and our subsidiary guarantors' foreign subsidiaries, if any. Our credit facility contains customary covenants and events of default and is subject to various mandatory prepayments and commitment reductions. The credit facility requires that we comply with various financial covenants, on a consolidated basis including:

     - a minimum fixed charge coverage ratio of 1.10 to 1 and increasing to 1.20 to 1 in 2005;

     - a minimum tangible net worth starting at 85% of our tangible net worth at March 31, 2002 and increasing by 50% of our net income for each fiscal quarter plus 100% of any additional equity we raise;

     - a maximum senior leverage ratio of 4.25 to 1 and reducing to 4.00 to 1 in 2005; and

     - a maximum senior secured leverage ratio of 1.75 to 1 and reducing to 1.50 to 1 in 2005.

     We are restricted from incurring indebtedness if the fixed charge coverage ratio, determined on a pro forma basis, is less than or equal to 2.0 to 1. Our fixed charge coverage ratio is currently in excess of this minimum requirement. The fixed charge coverage ratio is defined under our Senior Notes agreement, and is represented by a ratio of consolidated cash flow to fixed charges. In general: fixed charges consist of interest expense, including capitalized interest, amortization of fees related to debt financing and rent expense deemed to be interest; and consolidated cash flow is net income prior to the aforementioned fixed charges, and prior to income taxes and losses on disposal of assets.

     We are in compliance with these financial covenants as of December 31, 2003.

     In October 2003, the Senior Notes were upgraded by Standard & Poor's Ratings Services, or S & P, from "B-" to "B" and the Credit Facility was upgraded from "BB-" to "BB".

Senior Subordinated Notes

     We have $200 million of 9.35% Senior Subordinated Notes due 2007 ("Senior Subordinated Notes"). The Senior Subordinated Notes are unsecured senior subordinated obligations in right of payment to all of our existing and future senior indebtedness, which includes all borrowings under our Credit Facility as well as all indebtedness not refinanced by our Credit Facility.

     As of December 31, 2003, Extendicare held $27.9 million, or 14.0%, of our outstanding Senior Subordinated Notes. In October 2003, the Senior Subordinated Notes were upgraded by S & P Rating Services from "CCC+" to "B-".

Swap and Cap Contracts

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

Off Balance Sheet Arrangements

     We have no significant off balance sheet arrangements.

Cash Management

     As of December 31, 2003 we held cash and cash equivalents of $48.9 million. The majority of excess cash is held in Certificate of Deposits, or CDs, that are invested for periods of less than 90 days. We forecast on a regular basis monthly cash flows to determine the investment periods of CDs and monitor daily the incoming and outgoing expenditures to ensure available cash is invested on a daily basis.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

     We believe that our cash from operations and anticipated growth, together with other available sources of liquidity, including borrowings available under our credit facility, will be sufficient for the foreseeable future to fund anticipated capital expenditures and make required payments of principal and interest on our debt, including payments due on the notes and obligations under our new credit facility.

     Principal payments on long-term debt due within the next five years and thereafter are as follows (dollars in thousands):

2004........................................................    $  1,223
2005........................................................       1,287
2006........................................................       1,313
2007........................................................     204,174
2008........................................................       1,221
After 2008..................................................     183,700
                                                                --------
                                                                $392,918
                                                                ========

     At December 31, 2003, we were committed to making the following minimum rental payments under non-cancelable operating leases (dollars in thousands):

2004........................................................    $ 8,550
2005........................................................      8,174
2006........................................................      5,435
2007........................................................      3,863
2008........................................................      3,512
After 2008..................................................     17,402
                                                                -------
Total minimum payments......................................    $46,936
                                                                =======

Contractual Obligations

     Set forth below is a table showing the estimated timing of payments under the contractual obligations as of December 31, 2003:

                                                          PAYMENTS DUE BY PERIOD
                                                          ----------------------
                                                 LESS THAN                                    MORE THAN
                                    TOTAL         1 YEAR        1-3 YEARS      3-5 YEARS       5 YEARS
                                    -----        ---------      ---------      ---------      ---------
                                                        (IN THOUSANDS OF DOLLARS)
Long-term debt.................    $392,918       $1,223         $ 2,600       $205,395       $183,700
Operating lease commitments....      46,936        8,550          13,609          7,375         17,402
                                   --------       ------         -------       --------       --------
Total..........................    $439,854       $9,773         $16,209       $212,770       $201,102
                                   ========       ======         =======       ========       ========

     At December 31, 2003, we are committed to making the capital expenditures in respect of seven new developments, which will add 165 beds during 2004 and 2005. The total expected cost of the projects is $15.2 million, of which $4.3 million was expended in 2003, and $6.1 million is committed to be expended during 2004 and 2005 on these projects. Approximately $4.8 million of the planned amounts for these projects have not yet been committed.

     We have also approved eight new assisted living facility developments that will add 329 units and have an approximate cost of $36.3 million. As of December 31, 2003, contracts for these developments have not been signed, however, when signed, will commit us to completion of these developments. The new developments are scheduled to open in 2005 and 2006.

     At December 31, 2003 we have accrued provisions for settlement of self-insured liabilities of $45.1 million in respect of general and professional liability claims. Claim payments in 2003 were $16.0 million as compared to $20.9 million in 2002 and $3.9 million in 2001. The accrual for self-insured liabilities includes estimates of the cost of both reported claims and claims incurred but not yet reported. Provisions recorded in 2003, 2002 and 2001 were $6.0 million, $5.3 million and $29.2 million, respectively. We exited the nursing facility markets of the highly litigious States of Florida and Texas in 2000 and 2001, respectively. As a result, accruals for general and professional liabilities declined significantly from the 2001 level. We estimate that $18.0 million of the total $45.1 million liability will be paid within the next fiscal year. The timing of payment is not directly within our control, and therefore, estimates are subject to change in the future. We believe we have provided sufficient provisions as of December 31, 2003.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP. For a full discussion of our accounting policies as required by GAAP, refer to the accompanying notes to the consolidated financial statements. We consider the accounting policies discussed below to be critical to an understanding of our financial statements because their application requires significant judgment and reliance on estimations of matters that are inherently uncertain. Specific risks related to these critical accounting policies are described below.

REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE

Revenues and Accounts Receivable

     We derive our revenues primarily from providing long-term healthcare services in the nursing and assisted living facilities we operate. Nursing facility revenue results from the payment for services and products from federal and state-funded cost reimbursement programs as well as private pay residents. More than 75% of our nursing facility revenues are derived from services provided under various federal or state medical assistance programs. We derive assisted living facility revenue primarily from private pay residents in the period in which we provide services and at rates we establish based upon the services provided and market conditions in the area of operation.

     We recognize nursing home revenues in the period in which we provide services and/or deliver products at established rates less contractual adjustments. Contractual adjustments include differences between our established billing rates and amounts estimated by management as reimbursable under various reimbursement formulas or contracts in effect. Estimation differences between final settlements and amounts recorded in previous years are reported as adjustments to revenues in the period such settlements are determined. Due to the complexity of the laws and regulations governing the federal and state reimbursement programs, there is a possibility that recorded estimates may change by a material amount.

     We record accounts receivable at the net realizable value we expect to receive from federal and state reimbursement programs, other third-party payors or individual residents. We also estimate which receivables may be collected within one year and reflect those not expected to be collected within one year as non-current. We continually monitor and adjust our allowances associated with these receivables. We record allowances for bad debts from other third-party payors or from individual patients based upon a specific assessment of an account's collection risk and our historical experience by payor type. If circumstances change, for instance due to economic downturn, resulting in higher than expected defaults or denials, our estimates of the recoverability of our receivables could be reduced by a material amount. Our allowance for doubtful accounts for current accounts receivable totaled $11.7 million and $9.3 million at December 31, 2003 and 2002, respectively.

Medicare and Medicaid Settlement Receivables

     For Medicare revenues earned prior to the implementation of PPS, and Medicaid programs with a retrospective reimbursement system, differences between revenues that we ultimately expect to realize and amounts received are reflected as settlement accounts receivable, or as accrued liabilities when payments have exceeded revenues that we ultimately expect to realize.

     The Medicare program, prior to January 1, 1999, was a cost-based reimbursement program under which nursing facilities received interim payments for each facility's respective reimbursable costs, which could be subject to adjustment based upon the submission of a year-end cost report and certain cost limits. The year-end cost report would be subject to audit by our FI, and could lead to ongoing discussions with the FI, which are normally resolved during the audit process, and therefore, no provisions are required. For unresolved items involving differences of opinion, such items can be settled through a formal appeal process, which results in the provider filing an appeal with the PRRB of the CMS. Should this occur, a general provision for Medicare receivables may be provided for disagreements,

     Similarly for states that operate under a retrospective reimbursement system under which interim payments are subject to audits, we have to evaluate and determine the amount of potential settlement accounts receivable or payable.

     We periodically review the settlement accounts receivable and the general contractual allowance for settlement of amounts in dispute, and adjust the balances accordingly based upon known facts at the time. An adjustment to settlement receivable amount and recorded revenues would occur upon, resolution of issues in dispute, or upon issues being settled at the PRRB. Since certain issues are significant in amounts, the resolution could have a material impact on our financial statements. In addition, we estimate the portion of the Medicaid and Medicare accounts receivable that are collectible within the next 12 months and classify this amount as a current asset. Accounts receivable from both Medicare and Medicaid state programs, net of a general contractual allowance, at December 31, 2003 totaled $37.2 million (2002 -- $46.3 million). Of the total net Medicare and Medicaid settlement receivable balance, $11.3 million (2002 -- $16.6 million) is expected to be substantially collected within one year and included within accounts receivable as a current asset. Our contractual allowance for current and non-current Medicare and Medicaid settlement accounts receivable totaled $14.0 million and $15.4 million at December 31, 2003 and 2002, respectively.

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

     A substantial change in the estimated future cash flows for these assets could materially change the estimated fair values of these assets, possibly resulting in an additional impairment. Changes which may impact future cash flows include, but are not limited to, competition in the marketplace, changes in Medicare and Medicaid rates, increases in wages or other operating costs, increased litigation and insurance costs, and increased operational costs resulting from changes in legislation and regulatory scrutiny. As detailed in
Note 14 to our consolidated financial statements, losses from asset impairments and disposals and provisions for closure and exit costs and other items have totaled $1.3 million and $25.9 million in 2002 and 2001, respectively.

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

     Changes in our level of retained risk, and other significant assumptions that underlie our estimate of self-insured liabilities, could have a material effect on the future carrying value of the self-insured liabilities. For example, in 2000, we experienced adverse claims development. In 2000 our per claim retained risk increased significantly for general and professional liability coverage mainly due to the level of risks associated with our Florida and Texas operations. We no longer operate nursing or assisted living facilities in Florida or nursing operations in Texas. However, as a result of the increase in the frequency and severity of claims, in 2001 we recorded a provision of $29.2 million for resident care liability including an $11.0 million provision relating to disposed operations. Our accrual for self-insured liabilities totaled $45.1 million and $55.1 million at December 31, 2003 and 2002, respectively.

DEFERRED TAX ASSETS

     Our results of operations are included in the consolidated federal tax return of our U.S. parent company. Accordingly, federal current and deferred income taxes payable (or receivable) are transferred to our parent company. Deferred tax assets and liabilities are recognized to reflect the expected future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect those temporary differences to be recovered or settled. We establish a valuation allowance based upon our estimate of whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon us generating future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Our valuation allowance for net state deferred tax assets totaled $19.0 million and $21.0 million at December 31, 2003 and 2002, respectively

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

QUANTITATIVE DISCLOSURES

     The table below presents principal, or notional, amounts and related weighted average interest rates by year of maturity for our debt obligations and interest rate swaps as of December 31, 2003 (dollars in thousands):

                        2004        2005        2006         2007         2008     AFTER 2008     TOTAL      FAIR VALUE
                        ----        ----        ----         ----         ----     ----------     -----      ----------
LONG-TERM DEBT:
Fixed Rate...........  $1,223      $1,287      $1,313      $204,174      $1,221     $151,700     $360,918     $387,239
Average Interest
  Rate...............    8.77%       8.94%       8.98%         9.32%       9.50%        9.51%        9.40%
Variable Rate........      --          --          --            --          --     $ 32,000     $ 32,000     $ 32,000
Average Interest
  Rate...............      --          --          --            --          --         1.12%        1.12%
INTEREST RATE SWAPS:
  (fixed to variable)
  Notional Amount....      --          --          --      $150,000          --           --     $150,000     $ (4,190)
Average Pay Rate
  (variable rate)....      --          --          --          5.97%         --           --         5.97%
Average Receive Rate
  (fixed rate).......      --          --          --          9.35%         --           --         9.35%
INTEREST RATE CAPS:
  Notional Amount....      --          --          --      $150,000          --           --     $150,000     $    781

     The above table incorporates only those exposures that existed as of December 31, 2003 and does not consider those exposures or positions which could arise after that date or future interest rate movements. As a result, the information presented above has limited predictive value. Our ultimate results with respect to interest rate fluctuations will depend upon the exposures that occur, our hedging strategies at the time and interest rate movements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Extendicare Health Services, Inc.:

     We have audited the accompanying consolidated balance sheets of Extendicare Health Services, Inc. and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholder's equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Extendicare Health Services, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 2 of the consolidated financial statements, the Company changed its method of accounting for goodwill effective January 1, 2002.

[KPMG LLP LOGO]

Milwaukee, Wisconsin
February 6, 2004

                       EXTENDICARE HEALTH SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                  2003        2002
                                                                  ----        ----
                           ASSETS
Current Assets:
  Cash and cash equivalents.................................    $ 48,855    $ 24,360
  Accounts receivable, less allowances of $11,692 and
     $9,309, respectively...................................      95,338      95,996
  Assets held under Divestiture Agreement (Note 5)..........      33,723          --
  Supplies, inventories and other current assets............       7,436       7,226
  Income taxes receivable...................................          --         518
  Deferred state income taxes...............................       4,260       5,810
  Due from shareholder and affiliates:
     Federal income taxes receivable........................       8,121      12,292
     Deferred federal income taxes..........................      22,584      29,647
     Other..................................................       7,010       4,493
                                                                --------    --------
     Total current assets...................................     227,327     180,342
Property and equipment (Note 6).............................     448,743     453,119
Goodwill and other intangible assets (Note 7)...............      75,193      76,339
Other assets (Note 8).......................................      82,086     120,478
                                                                --------    --------
     Total Assets...........................................    $833,349    $830,278
                                                                ========    ========
            LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Current maturities of long-term debt (Note 9).............    $  1,223    $    716
  Accounts payable..........................................      20,672      20,850
  Accrued liabilities (Note 10).............................     101,614     100,879
  Deposits held under Divestiture Agreement (Note 5)........      30,000          --
  Current portion of accrual for self-insured liabilities
     (Note 11)..............................................      18,000      28,000
  Income taxes payable......................................          23          --
                                                                --------    --------
     Total current liabilities..............................     171,532     150,445
Accrual for self-insured liabilities (Note 11)..............      27,063      27,089
Long-term debt (Note 9).....................................     391,695     397,434
Deferred state income taxes.................................       7,343       8,495
Other long-term liabilities (Note 12).......................      11,082      40,749
Due to shareholder and affiliates:
  Deferred federal income taxes.............................      38,490      43,381
  Other.....................................................       3,484       3,484
                                                                --------    --------
     Total liabilities......................................     650,689     671,077
                                                                --------    --------
Shareholder's Equity:
  Common stock, $1 par value, 1,000 shares authorized, 947
     shares issued and outstanding..........................           1           1
  Additional paid-in capital................................     208,787     208,787
  Accumulated other comprehensive gain (loss)...............         985      (2,388)
  Accumulated deficit.......................................     (27,113)    (47,199)
                                                                --------    --------
     Total Shareholder's Equity.............................     182,660     159,201
                                                                --------    --------
     Total Liabilities and Shareholder's Equity.............    $833,349    $830,278
                                                                ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       EXTENDICARE HEALTH SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                 (IN THOUSANDS)

                                                                2003       2002       2001
                                                                ----       ----       ----
REVENUES:
  Nursing and assisted living facilities (Note 13)..........  $843,414   $787,419   $766,952
  Outpatient therapy........................................    11,524     10,280      9,515
  Other.....................................................    15,494     17,352     17,640
                                                              --------   --------   --------
                                                               870,432    815,051    794,107
                                                              --------   --------   --------
COSTS AND EXPENSES (INCOME):
  Operating.................................................   731,134    691,094    684,814
  General and administrative................................    30,871     32,947     32,387
  Lease costs...............................................     9,113     10,642     14,575
  Depreciation and amortization.............................    37,448     37,575     40,772
  Interest expense..........................................    33,981     33,654     37,857
  Interest income...........................................    (4,166)    (1,379)    (2,297)
  Loss (gain) on disposal of assets (Note 14)...............        --     (3,961)     1,054
  Provision for closure and exit costs and other items (Note
     14)....................................................        --      5,293     23,192
  Loss on early retirement of debt (Note 9).................        --      2,849         75
  Loss on impairment of long-lived assets (Note 14).........        --         --      1,685
                                                              --------   --------   --------
                                                               838,381    808,714    834,114
                                                              --------   --------   --------
EARNINGS (LOSS) BEFORE INCOME TAXES.........................    32,051      6,337    (40,007)
  Income tax expense (benefit) (Note 19)....................    11,965      3,117    (12,512)
                                                              --------   --------   --------
NET EARNINGS (LOSS).........................................  $ 20,086   $  3,220   $(27,495)
                                                              ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       EXTENDICARE HEALTH SERVICES, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                              ACCUMULATED      RETAINED
                                                                 OTHER         EARNINGS
                               COMMON STOCK     ADDITIONAL   COMPREHENSIVE   (ACCUMULATED        TOTAL
                              ---------------    PAID-IN        INCOME       SHAREHOLDER'S   SHAREHOLDER'S
                              SHARES   AMOUNT    CAPITAL        (LOSS)         DEFICIT)         EQUITY
                              ------   ------   ----------   -------------   -------------   -------------
BALANCES at DECEMBER 31,
  2000......................   947        1      $208,787       $(1,703)       $(22,924)       $184,161
  Comprehensive income
     (loss) (Note 20):
     Unrealized gain on
       investments, net of
       income taxes.........    --       --            --           441              --             441
     Unrealized loss on cash
       flow hedges, net of
       income taxes.........    --       --            --        (1,105)             --          (1,105)
     Net loss...............    --       --            --            --         (27,495)        (27,495)
                               ---       --      --------       -------        --------        --------
  Total comprehensive income
     (loss).................    --       --            --          (664)        (27,495)        (28,159)
                               ---       --      --------       -------        --------        --------
BALANCES at DECEMBER 31,
  2001......................   947        1       208,787        (2,367)        (50,419)        156,002
  Comprehensive income
     (loss) (Note 20):
     Unrealized loss on
       investments, net of
       income taxes.........    --       --            --          (995)             --            (995)
     Unrealized gain on cash
       flow hedges, net of
       income taxes.........    --       --            --           974              --             974
     Net earnings...........    --       --            --            --           3,220           3,220
                               ---       --      --------       -------        --------        --------
  Total comprehensive income
     (loss).................    --       --            --           (21)          3,220           3,199
                               ---       --      --------       -------        --------        --------
BALANCES at DECEMBER 31,
  2002......................   947        1       208,787        (2,388)        (47,199)        159,201
  Comprehensive income
     (loss) (Note 20):
     Unrealized gain on
       investments, net of
       income taxes.........    --       --            --         3,341              --           3,341
     Unrealized gain on cash
       flow hedges, net of
       income taxes.........    --       --            --            32              --              32
     Net earnings...........    --       --            --            --          20,086          20,086
                               ---       --      --------       -------        --------        --------
  Total comprehensive
     income.................    --       --            --         3,373          20,086          23,459
                               ---       --      --------       -------        --------        --------
BALANCES at DECEMBER 31,
  2003......................   947       $1      $208,787       $   985        $(27,113)       $182,660
                               ===       ==      ========       =======        ========        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       EXTENDICARE HEALTH SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                 (IN THOUSANDS)

                                                                2003       2002        2001
                                                                ----       ----        ----
OPERATING ACTIVITIES:
Net earnings (loss).........................................  $ 20,086   $   3,220   $(27,495)
Adjustments to reconcile net earnings (loss) to net cash
  provided by operating activities Depreciation and
  amortization..............................................    37,448      37,575     40,772
  Amortization of deferred financing costs..................     1,496       1,722      2,083
  Provision for self-insured liabilities (Note 11)..........     6,000       5,250     29,177
  Payment for self-insured liability claims.................   (16,026)    (20,877)    (8,924)
  Provision for uncollectible accounts receivable...........    11,038      10,937      8,945
  Loss (gain) on disposal of assets (Note 14)...............        --      (3,961)     1,054
  Provision for closure and exit costs and other items (Note
     14)....................................................        --       5,293     12,228
  Loss on impairment of long-lived assets (Note 14).........        --          --      1,685
  Deferred income taxes.....................................     1,820      11,351    (13,056)
  Loss on early retirement of debt..........................        --       2,849         75
  Changes in assets and liabilities:
     Accounts receivable....................................   (10,551)    (11,515)    23,509
     Other assets...........................................     3,793       6,680        804
     Supplies, inventories and other current assets.........      (211)       (638)     2,531
     Accounts payable.......................................      (178)     (2,322)       962
     Accrued liabilities....................................       604      14,569    (13,843)
     Income taxes payable/receivable........................       526         (80)       212
     Current due to shareholder and affiliates..............       188     (21,221)    21,907
                                                              --------   ---------   --------
     Cash provided by operating activities..................    56,033      38,832     82,626
                                                              --------   ---------   --------
INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment..............        34      14,315      7,599
  Payments for acquisitions (Note 4)........................    (4,124)    (17,930)        --
  Payments for new construction projects....................    (4,304)         --         --
  Payments for purchases of property and equipment..........   (21,029)    (18,659)   (16,348)
  Changes in other non-current assets.......................     2,651        (141)    (8,006)
                                                              --------   ---------   --------
     Cash used in investing activities......................   (26,772)    (22,415)   (16,755)
                                                              --------   ---------   --------
FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt (Note 9).........        --     171,122         --
  Payments of deferred financing costs (Note 9).............        --      (7,090)        --
  Payments of long-term debt (Note 9).......................    (5,267)   (158,335)   (65,797)
  Other long-term liabilities...............................       501       1,839       (769)
                                                              --------   ---------   --------
     Cash (used in) provided by financing activities........    (4,766)      7,536    (66,566)
                                                              --------   ---------   --------
Increase (decrease) in cash and cash equivalents............    24,495      23,953       (695)
Cash and cash equivalents, beginning of year................    24,360         407      1,102
                                                              --------   ---------   --------
Cash and cash equivalents, end of year......................  $ 48,855   $  24,360   $    407
                                                              ========   =========   ========

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

     At December 31, 2003, the Company operated or managed 154 nursing facilities with capacity for 15,945 beds and 39 assisted living facilities with 1,865 units. Through its nursing centers, the Company provides nursing, rehabilitative and other specialized medical services and, in the assisted living facilities, the Company provides varying levels of assistance with daily living activities to residents. The Company also provides consulting services to 61 nursing facilities (7,483 beds) and two assisted living facilities (186 units).

     In addition, at December 31, 2003, the Company owned 10 nursing facilities (1,065 beds), which were leased to and operated by two unrelated nursing home providers, and retained an interest in (but did not operate) 11 nursing facilities (1,435 beds) and 4 assisted living facilities (135 units) under a Divestiture Agreement (see Note 5).

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

     The consolidated financial statements include those of the Company and subsidiaries the Company controls. All significant intercompany accounts and transactions with subsidiaries have been eliminated from the consolidated financial statements.

b) Cash and Cash Equivalents

     Cash and cash equivalents include unrestricted cash and short-term investments less bank overdrafts and outstanding checks. Short-term investments, comprised of money market instruments, have a maturity of 90 days or less from their date of purchase and are stated at cost, which approximates net realizable value. For purposes of the Consolidated Statements of Cash Flows, the Company considers all cash and highly liquid investments that have a maturity of 90 days or less to be cash equivalents.

c) Accounts Receivable

     Accounts receivable are recorded at the net realizable value expected to be received from federal and state assistance programs, other third-party payors or from individual residents. Receivables from government agencies represent the only concentrated group of accounts receivable for the Company.

     The Company had approximately 23%, 24% and 25% as of December 31, 2003, 2002 and 2001, respectively, in accounts receivable derived from services provided under various federal (Medicare) programs and 40%, 41% and 38% as of the same dates derived from services provided under various state medical assistance programs (Medicaid). Management does not believe there are any credit risks associated with these government agencies other than possible funding delays. Accounts receivable other than from government agencies consist of receivables from various payors that are subject to differing economic conditions and do not represent any concentrated credit risks to the Company.

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

     Construction in progress includes pre-acquisition costs and other direct costs related to acquisition, development and construction of properties, including interest, which are capitalized until the facility is opened. Depreciation of the facility, including interest capitalized, is commenced the month after the facility is opened and based upon the useful life of the asset, as outlined above. Leased nursing facility assets held under Option Agreements are stated at cost less accumulated depreciation. Provisions for depreciation of leased facilities are computed as outlined above.

     Computer software is included within furniture and equipment and amortized over a five-year period. Approximately $118,000, $739,000 and $1,118,000 of costs included in furniture and equipment associated with developing or obtaining internal-use software were capitalized during the years ended December 31, 2003, 2002 and 2001, respectively, and are being amortized over three years.

     Maintenance and repairs are charged to expense as incurred. When property or equipment is retired or disposed, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss is included in the results of operations.

e) Leases

     Leases that substantially transfer all of the benefits and risks of ownership of property to the Company, or otherwise meet the criteria for capitalizing a lease under accounting principles generally accepted in the United States of America, are accounted for as capital leases. An asset is recorded at the time a capital lease is entered into together with its related long-term obligation to reflect its purchase and financing. Property and equipment recorded under capital leases are depreciated on the same basis as previously described. Rental payments under operating leases are expensed as incurred.

f) Goodwill and Other Intangible Assets

     Goodwill represents the cost of acquired net assets in excess of their fair market values. As of January 1, 2002, the Company adopted the Statement of Financial Accounting Standards ("SFAS") issued by the Financial Accounting Standards Board ("FASB") No. 142, "Goodwill and Other Intangible Assets" which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. As a result, the amortization of goodwill and intangible assets with an indefinite life ceased upon adoption of the Statement. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144. If an intangible asset is identified as having an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 (see paragraph (g) below for more information).

     Prior to January 2002, goodwill and other intangible assets were amortized using the straight-line method over a period of no more than forty years in connection with the acquisitions of long-term care facilities. As of January 1, 2002 the Company had unamortized goodwill in the amount of $72.1 million (cost of $83.3 million less accumulated amortization of $11.2 million), which were subject to the provisions of SFAS No. 142. Upon adoption of SFAS No. 142 and in December 2003, the Company reviewed goodwill for impairment and these tests indicated that no impairment existed. No assurance can be given that impairment will not exist in the future.

     The following table shows what net income would have been had SFAS No. 142 been applied in the comparable prior year periods:

                                                              2003       2002       2001
                                                              ----       ----       ----
                                                                    (IN THOUSANDS)
Net income (loss) as reported............................    $20,086    $3,220    $(27,495)
Add back: goodwill amortization..........................         --        --       2,448
                                                             -------    ------    --------
Adjusted net income (loss)...............................    $20,086    $3,220    $(25,047)
                                                             =======    ======    ========

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

h) Other Assets and Assets under Divestiture Agreement

     Assets held under Divestiture Agreement (see Note 5) are stated at cost less accumulated depreciation. Provisions for depreciation are computed as outlined above in Note 2(d).

     The Company has settlement accounts receivable due from the federal Medicare program, and certain state Medicare programs with retrospective reimbursement systems. The Medicare program, prior to the implementation of the Prospective Payment System ("PPS") on January 1, 1999, was a cost-based reimbursement program under which nursing facilities received interim payments for each facility's respective reimbursable costs, which could be subject to adjustment based upon the submission of a year-end cost report and certain cost limits. The year-end cost report would be subject to audit by the Company's Fiscal Intermediary ("FI") and could lead to ongoing discussions with the FI regarding the treatment of various items related to prior years' cost reports. Normally items are resolved during the audit process and no provisions are required. For items involving differences of opinion between the Company and the FI regarding cost report methods, such items can be settled through a formal appeal process. Should this occur, a general provision for Medicare receivables may be provided for disagreements, which result in the provider filing an appeal with the Provider Reimbursement Review Board ("PRRB") of the Centers for Medicare and Medicaid Services ("CMS"). Similarly, for states that operate under a retrospective reimbursement system under which interim payments are subject to audits, the Company evaluates and determines the amount of potential settlement accounts receivable or payable. The Company periodically reviews the accounts receivable and the general contractual allowance for settlement of amounts in dispute, and adjusts its balances accordingly based upon known facts at the time. An adjustment to settlement receivable amount and recorded revenues would occur upon, resolution of issues in dispute, or upon issues being settled at the PRRB. In addition, the Company estimates the portion of the Medicaid and Medicare settlement accounts receivable that are estimated to be collectible within the next 12 months and classifies this amount as a current asset.

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

     Debt service and capital expenditure trust funds and other investment holdings, which are comprised of fixed interest securities, equity securities, and liquid money market investments, are considered to be available-for-sale and accordingly, are reported at fair value. Fair values are based on quoted market prices. Unrealized gains and losses, net of related tax effects, are reported within Accumulated Other Comprehensive Income ("AOCI") as a separate component of shareholder's equity. A decline in the market value of any security below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security. The cost basis of the debt service trust funds approximates fair value. Realized gains and losses for securities classified as available-for-sale are included in the results of operations and are derived using the specific identification method for determining the cost of securities sold. Interest income is recognized when earned.

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

j) Derivative Instruments and Hedging Activities

     All derivative instruments are recorded on the balance sheet at their respective fair values in accordance with SFAS No. 133 and SFAS No. 138. On the date the derivative contract is entered into, the Company designates the derivative as either a hedge of the fair value of a recognized asset or liability ("fair value hedge") or a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow hedge"). The Company assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedge items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues the hedge accounting prospectively.

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

m) Reclassifications

     Certain reclassifications have been made to the 2002 and 2001 consolidated financial statements to conform to the presentation for 2003.

3.  NEW ACCOUNTING PRONOUNCEMENTS

     In December 2003, the FASB issued revised SFAS No. 132, which revised employers' disclosures about pension plans and other postretirement plans. The disclosures required by SFAS No. 132 are included in Note 12.

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

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Exit and Disposal Activities." The provisions of SFAS No. 146 modify the accounting for the costs of exit and disposal activities by requiring that liabilities for these activities be recognized when the liability is incurred. Previous accounting literature permitted recognition of some exit and disposal liabilities at the date of commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002. The Company has not initiated any exit or disposal activities after December 31, 2002 and thus SFAS No. 146 has had no impact on the Company's financial statements.

     In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections." The most significant provision of SFAS No. 145 addresses the termination of extraordinary item treatment for gains and losses on early retirement of debt. The Company adopted the provisions of this standard beginning on January 1, 2003 and has modified the presentation of its year 2002 and 2001 results by recording the loss on early retirement of debt in earnings before income taxes.

4.  ACQUISITIONS

     On December 31, 2003 the Company acquired one skilled nursing facility (99 beds) in Wisconsin for $4.1 million in cash. The Company has a letter of intent to purchase an adjacent parcel of land for $0.3 million, which is anticipated to be purchased in the first quarter of 2004.

     On October 1, 2002 the Company completed a transaction, which exercised its right to acquire seven previously-leased nursing facilities in the states of Ohio and Indiana for $17.9 million. The purchase included cash of $7.4 million and a $10.5 million interest-bearing 10-year note. Negotiation of the interest rate continues with the seller who holds the note and failing any agreement will be settled through arbitration. In the latter part of 2003, the Company prepaid $4.5 million against the note and agreed to refinance the 10-year note. As of December 31, 2003, should the Company not proceed to refinance the facilities, the interest rate would be settled through the re-opening of arbitration with the seller.

5.  ASSETS (AND DEPOSITS HELD) UNDER DIVESTITURE AGREEMENT

ASSETS HELD UNDER DIVESTITURE AGREEMENT

     In September 2000, the Company disposed of eleven Florida nursing facilities (1,435 beds) and four Florida assisted living facilities (135 units) to Greystone Tribeca Acquisition, L.L.C. ("Greystone") for initial cash proceeds of $30.0 million and contingent consideration in the form of a $10.0 million Vendor Take Back note and two other contingent and interest bearing notes. The three notes have an aggregate potential value of up to $30.0 million plus interest. The notes are due in March 2004 and may be retired at any time out of the proceeds from the sale or refinancing of the facilities by Greystone. For the period September 2000 through March 2004, the Company retained the right of first refusal to repurchase the facilities. The Company also retained an option to repurchase the facilities until March 2003; however, the Company elected not to place an offer to repurchase the facilities. Upon maturity of the notes in March 2004, unless the facilities are sold or refinanced, the Company is entitled to receive the $10.0 million Vendor Take Back note and accrued interest pursuant to the terms of the Vendor Take Back and other contingent notes.

     In 2000, the option to repurchase along with the significant portion of the sales price being contingent, resulted in the disposition being accounted for as a deferred sale in accordance with SFAS No. 66. There was no gain or loss recorded on the initial transaction, and the Company continues to depreciate the fixed assets on its records, which as of December 31, 2003 had a net book value of $33.7 million and have been classified as "Assets held under Divestiture Agreement".

     As at December 31, 2003 the Company anticipated the final consideration to be received in 2004, and therefore the "Assets held under Divestiture Agreement" have been classified as a current asset as of December 31, 2003. Upon receipt of the final consideration, the Company will record the disposition of the assets and a gain based upon difference of the total consideration received and net book value of the Assets Held under the Divestiture Agreement.

                                                               2003      2002
                                                               ----      ----
                                                               (IN THOUSANDS)
Assets held under Divestiture Agreement:
  Land and land improvements................................  $ 3,083   $ 3,083
  Building..................................................   55,526    55,527
  Furniture and equipment...................................    8,872     9,185
                                                              -------   -------
                                                               67,481    67,795
                                                              -------   -------
Less accumulated depreciation and amortization..............   33,758    31,568
                                                              -------   -------
Assets held under Divestiture Agreement.....................  $33,723   $36,227
                                                              =======   =======

DEPOSITS HELD UNDER DIVESTITURE AGREEMENT

     The initial cash proceeds of $30.0 million have been classified in the balance sheet as "Deposits held under Divestiture Agreement" (refer to Note 12). Consistent to the reclassification of the Assets Held under Divestiture Agreement, the Deposits held under Divestiture Agreement have been classified as a current liability as of December 31, 2003.

6.  PROPERTY AND EQUIPMENT

     Property and equipment and related accumulated depreciation and amortization as of December 31 is as follows:

                                                                2003       2002
                                                                ----       ----
                                                                (IN THOUSANDS)
Land and land improvements..................................  $ 40,576   $ 38,539
Buildings and improvements..................................   578,531    556,461
Furniture and equipment.....................................    68,432     63,200
Leasehold improvements......................................    11,393      7,487
Construction in progress (note 17)..........................     5,952      2,626
                                                              --------   --------
                                                               704,884    668,313
Less accumulated depreciation and amortization (Note
  2(d)).....................................................   256,141    215,194
                                                              --------   --------
Property and equipment......................................  $448,743   $453,119
                                                              ========   ========

     Included within property and equipment are properties leased to unrelated operators (refer to Note 15).

7.  GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill and other intangible assets consisted of the following at December 31:

                                                               2003      2002
                                                               ----      ----
                                                               (IN THOUSANDS)
Goodwill....................................................  $81,916   $81,916
Leasehold rights............................................   10,016    10,853
                                                              -------   -------
Total goodwill and intangible assets before accumulated
  amortization (Note 2(f))..................................   91,932    92,769
Less accumulated amortization...............................   16,739    16,430
                                                              -------   -------
Goodwill and other intangible assets, net...................  $75,193   $76,339
                                                              =======   =======

     Aggregate amortization expense for leasehold rights for the years ended December 31, 2003 and 2002 was $1.1 million and $1.3 million, respectively. Estimated amortization expense for the next five years is $1.1 million in 2004, $1.1 million in 2005, $577,000 in 2006, $194,000 in 2007 and $21,000 in 2008.

8.  OTHER ASSETS

     Other assets consisted of the following at December 31:

                                                               2003       2002
                                                               ----       ----
                                                                (IN THOUSANDS)
Assets held under Divestiture Agreement (See Note 5)........  $    --   $ 36,227
Non-current accounts receivable from Medicare and Medicaid
  programs, less contractual allowance of $8,470 and $15,419
  in 2003 and 2002, respectively (see Note 13)..............   25,938     29,731
Notes receivable............................................   21,402     21,569
Deferred financing costs, net...............................   10,562     11,947
Non-current accounts receivable from facilities under
  consulting agreements.....................................    6,901      8,068
Common shares held for investment...........................    5,810      3,590
Warrants held for investment................................    4,375      1,027
Indemnification escrow......................................    3,700      3,700
Security deposits...........................................      363      1,227
Debt service and capital expenditure trust funds............      308        899
Other.......................................................    2,727      2,493
                                                              -------   --------
                                                              $82,086   $120,478
                                                              =======   ========

MEDICARE AND MEDICAID SETTLEMENT RECEIVABLES

     For Medicare revenues earned prior to the implementation of PPS, and Medicaid programs with a retrospective reimbursement system, differences between revenues that the Company ultimately expects to realize from these programs and amounts received are reflected as accounts receivable; or as accrued liabilities when payments have exceeded revenues that the Company ultimately expects to realize. Accounts receivable from both Medicare and Medicaid state programs, net of a general contractual allowance, at December 31, 2003 totaled $37.2 million (2002 -- $46.3 million). Of the total net Medicare and Medicaid settlement receivable balance, $11.3 million (2002 -- $16.6 million) is expected to be substantially collected within one year and included within accounts receivable as a current asset. The balance of $25.9 million (2002 -- $29.7 million), is reported within "Other Assets". The Company is pursuing collection of a number of outstanding Medicaid and Medicare settlement issues.

     For one specific Medicare receivable issue, which concerns fiscal years prior to the implementation of the PPS and involves the allocation of overhead costs, the first of three specific claim years was presented to the Provider Reimbursement Review Board ("PRRB") at a hearing in January 2003. The hearing procedures were discontinued after the parties negotiated a methodology for resolution of the claim for one of the years in dispute. The negotiated settlement for this and other issues relating to the 1996 cost report year, resulted in no adjustment to the recorded receivable balance, and the Company subsequently collected $3.0 million from the FI. For the remaining two specific claim years, the Company continues to negotiate with the FI for the recovery of $11.5 million. Failing a negotiated settlement, the Company will proceed to file an appeal with the PRRB. A PRRB hearing has been scheduled in April 2004, for one of the two remaining years under appeal.

     For another specific issue involving a staffing cost matter, a settlement of the first year of seven specific claim years was reached prior to the January 2003 PRRB hearing, and during 2003 the Company continued to negotiate the remaining years in dispute with the FI. In January 2004, the Company negotiated all remaining years that resulted in a cash settlement of $5.6 million to be received in the first quarter of 2004. The settlement will result in no significant adjustment from the recorded receivable balance.

     The Company also has a hearing scheduled in September 2004 on a Director of Nursing staff cost issue involving a claim for $3.8 million.

     In the third and fourth quarters of 2003, the Company made a provision for $2.2 million and $1.8 million, respectively, pertaining to individual claims in dispute with the FI for the cost report years 1996 through 1998. Of the $1.8 million fourth quarter provision, $1.3 million pertains to discontinued operations, and therefore, was applied to the previously accrued divested operations liability balance (refer to Note 10). The net adjustment of $2.7 million resulted in a reduction of revenues during 2003.

NOTES RECEIVABLE

     The Company holds $21.4 million in notes receivable due from Tandem Health Care, Inc. ("Tandem"). For $17.4 million of the notes that resulted from the sale of properties in 2001 and 2002, the notes are due between April 2006 and May 2007. A $4.0 million note, along with the $3.7 million indemnification escrow funds (included in Other Assets and Other Long-term Liabilities) is due on December 2007. All interest payments remain current.

OTHER INVESTMENT HOLDINGS

     The Company holds 1.5 million in Omnicare Inc. ("Omnicare") warrants, which are valued in accordance with the Black-Scholes method and had an original attributed cost of $4.0 million pursuant to the Omnicare divestiture in 1998. The warrants have an option price of $48.00 per share and expire in September 2005. The market value of an Omnicare share as of December 31, 2003 was $40.39.

     Accumulated amortization of deferred financing costs as of December 31, 2003 and 2002 was $5.9 million and $4.5 million, respectively.

9.  LINE OF CREDIT AND LONG-TERM DEBT

     Long-term debt consisted of the following at December 31:

                                                                2003       2002
                                                                ----       ----
                                                                (IN THOUSANDS)
Senior Notes................................................  $149,676   $149,641
Senior Subordinated Notes...................................   200,000    200,000
Industrial Development Bonds, variable interest rates
  ranging from 1.15% to 6.25%, maturing through 2014,
  secured by certain facilities.............................    33,160     33,355
Promissory notes payable, interest rates ranging from 3.0%
  To 10.5%, maturing through 2012...........................     6,476     11,356
Mortgages, interest rates ranging from 7.25% to 13.61%
  maturing through 2007.....................................     3,578      3,753
Other, primarily capital lease obligations..................        28         45
                                                              --------   --------
Long-term debt before current maturities....................   392,918    398,150
Less current maturities.....................................     1,223        716
                                                              --------   --------
Total long-term debt........................................  $391,695   $397,434
                                                              ========   ========

     On June 28, 2002, the Company completed a private placement of $150 million of its 9.5% Senior Notes due July 1, 2010 (the "Senior Notes"), which were issued at a discount of 0.25% of par to yield 9.54%. In January 2003, the Company completed its offer to exchange new 9.5% Senior Notes due 2010 that have been registered under the Securities Act of 1933 for the Notes issued in June 2002. The terms of the new Senior Notes are identical to the terms of the Senior Notes issued in June 2002 and are guaranteed by all existing and future active subsidiaries of the Company.

     The Company used the proceeds of $149.6 million from the Senior Notes to pay related fees and expenses of $8.3 million, to retire $124.5 million of indebtedness outstanding under its previous credit facility and Term Loans, to refinance $6.3 million of other debt, and for general corporate purposes. The retirement of the previous credit facility resulted in a loss on early retirement of debt of $2.8 million ($1.7 million after income taxes). Also on June 28, 2002, the Company entered into an interest rate swap agreement and an interest rate cap agreement. See Note 16 for the terms of the swap and cap agreements.

     Concurrent with the sale of the Senior Notes, the Company established a new five-year $105 million senior secured revolving credit facility (the "Credit Facility") that is used to back letters of credit and for general corporate purposes. Borrowings under the Credit Facility bear interest, at the Company's option, at the Eurodollar rate or the prime rate, plus applicable margins, depending upon the Company's leverage ratio. As of December 31, 2003 the Company had no borrowings from the Revolving Credit Facility. The unused portion of the Revolving Credit Facility, that is available for working capital and corporate purposes, after reduction for outstanding letters of credit of $45.3 million, was $59.7 million as of December 31, 2003.

     The Credit Facility is secured by a perfected, first priority security interest in certain tangible and intangible assets and all of the Company and the Company's subsidiary capital stock. The Credit Facility is also secured by a pledge of 65% of the voting shares of the voting stock of the Company and the Company's subsidiary guarantor's foreign subsidiaries, if any. The credit facility contains customary covenants and events of default and is subject to various mandatory prepayments and commitment reductions.

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

     The Company is in compliance with all of the financial covenants as of December 31, 2003.

     The Company has no independent assets or operations, the guarantees of the Senior Notes are full and unconditional, and joint and several, and any of the Company's subsidiaries that do not guarantee the Senior Notes are minor. There are no significant restrictions on the ability of the Company to obtain funds from its subsidiaries by loan or dividend.

     In December 1997, the Company issued $200 million of 9.35% Senior Subordinated Notes due 2007 (the "Senior Subordinated Notes"). The Senior Subordinated Notes are unsecured senior subordinated obligations of the Company subordinated in right of payment to all existing and future senior indebtedness of the Company, which includes all borrowings under the Credit Facility as well as all indebtedness not refinanced by the Credit Facility. At December 31, 2003, Extendicare Inc. held $27.9 million of the Senior Subordinated Notes. The Senior Subordinated Notes mature on December 15, 2007. Interest on the Senior Subordinated Notes is payable semi-annually.

     The Senior Subordinated Notes are redeemable at the option of the Company. The redemption prices, if redeemed during the 12-month period beginning on December 15 of the year indicated, are as follows:

YEAR                                                           PERCENTAGE
----                                                           ----------
2003........................................................    103.117%
2004........................................................    101.558%
2005 and thereafter.........................................    100.000%

     Principal payments on long-term debt due within the next five years and thereafter are as follows (dollars in thousands):

2004........................................................   $  1,223
2005........................................................      1,287
2006........................................................      1,313
2007........................................................    204,174
2008........................................................      1,221
After 2008..................................................    183,700
                                                               --------
                                                               $392,918
                                                               ========

     Interest paid in 2003, 2002 and 2001 was $32.7 million, $26.2 million and $35.5 million, respectively.

10.  ACCRUED LIABILITIES

     Accrued liabilities consisted of the following at December 31:

                                                                2003       2002
                                                                ----       ----
                                                                (IN THOUSANDS)
Salaries and wages, fringe benefits and payroll taxes.......  $ 41,620   $ 40,660
Workers' compensation.......................................    18,957     13,425
Other claims................................................    11,245     12,401
Interest and financing......................................     7,970      8,601
Reserves for divested operations and facility closures......     7,291      9,718
Real estate, utilities and other taxes......................     6,702      7,331
Other operating expense.....................................     3,366      2,072
State bed fees and other assessments........................     2,718      1,326
Medicaid accrued liabilities................................     1,745      5,345
                                                              --------   --------
                                                              $101,614   $100,879
                                                              ========   ========

     Reserves for divested operations and facility closures primarily relate to provisions for the settlement of Medicare and Medicaid claims and other amounts with third parties. The settlement of such amounts are dependent on actions by those third parties and negotiations by the Company, and therefore may not be resolved within the next or several years.

     Below is a summary of activity of the accrued liabilities balance relating to divested operations and facility closures:

                                         MEDICARE, MEDICAID   RESIDENT AND
                                            AND SUPPLIER        EMPLOYEE
                                               CLAIMS            CLAIMS      OTHER    TOTAL
                                         ------------------   ------------   -----    -----
                                                                 (IN THOUSANDS)
Balance December 31, 2000..............        $  736           $   233      $2,545   $3,514
  Cash Payments........................          (463)           (2,490)     (4,787)  (7,740)
  Provisions...........................         1,623             4,562       6,043   12,228
                                               ------           -------      ------   ------
Balance December 31, 2001..............         1,896             2,305       3,801    8,002
  Cash Payments........................          (863)           (1,051)     (2,777)  (4,691)
  Provisions(1)........................         7,066                64        (723)   6,407
                                               ------           -------      ------   ------
Balance December 31, 2002..............         8,099             1,318         301    9,718
  Cash Payments........................          (565)             (824)       (141)  (1,530)
  Provisions(2)........................          (897)               --          --     (897)
                                               ------           -------      ------   ------
Balance December 31, 2003..............        $6,637           $   494      $  160   $7,291
                                               ======           =======      ======   ======

---------------

(1) In 2002, provisions include a provision for closure and exit costs of $5.3 million and selling expenses of $1.2 million relating to the sale of assets to Tandem.

(2) In 2003, provisions include the write-off of $1.3 million of previously accrued Medicare claims receivable relating to discontinued operations (refer to Note 13(c)).

11.  ACCRUAL FOR SELF-INSURED LIABILITIES

     The Company insures certain risks with affiliated insurance subsidiaries of Extendicare, and certain third-party insurers. The insurance policies cover comprehensive general and professional liability, workers' compensation and employer's liability insurance in amounts and with such coverage and deductibles as the Company deems appropriate, based on the nature and risks of its business, historical experiences, availability and industry standards. The Company also self-insures for health and dental claims, in certain states for workers' compensation and employer's liability. As a result of limited availability from third party insurers or availability at an excessive cost or deductible, since January 2000, the Company self-insures for comprehensive general and professional liability (including malpractice exposure arising from duties performed on the Company's behalf by professional staff, assistants and other staff) up to a certain amount per incident. Self-insured liabilities with respect to general and professional liability claims are included within the Accrual for Self-insured Liabilities. The Company's accrual for self-insured health and dental claims, and workers' compensation are included in accrued liabilities (see Note 10).

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

     In 2000, the Company experienced adverse claims development resulting in an increase in the accrual for self-insured liabilities. Consequently, as of January 1, 2000 the Company's per claim retained risk increased significantly for general and professional liability coverage mainly due to the level of risk associated with Florida and Texas operations. As of January 1, 2001, the Company no longer operated nursing and assisted living facilities in Florida and as of October 1, 2001 ceased nursing operations in Texas, thereby reducing the level of exposure to future litigation in these litigious states. However, as a result of an increase in the frequency and severity of claims the Company recorded an additional $11.0 million provision (refer to Note 14) to increase its accrual for resident care liability in the third quarter of 2001. This additional accrual was based upon an independent actuarial review and was largely attributable to potential claims for incidents in Florida and Texas prior to the Company's cessation of operations in those states. Changes in the Company's level of retained risk, and other significant assumptions that underlie management's estimates of self-insured liabilities, could have a material effect on the future carrying value of the self-insured liabilities as well as the Company's operating results and liquidity.

     Following is a summary of activity in the accrual for self-insured liabilities:

                                                                  2003        2002
                                                                  ----        ----
                                                                   (IN THOUSANDS)
Balances at beginning of year...............................    $ 55,089    $ 70,341
Cash payments...............................................     (16,026)    (20,877)
Provisions..................................................       6,000       5,250
Reclassification from accrued liability relating to divested
  operations................................................          --         375
                                                                --------    --------
Balances at end of year.....................................    $ 45,063    $ 55,089
                                                                ========    ========
Current portion.............................................    $ 18,000    $ 28,000
Long-term portion...........................................      27,063      27,089
                                                                --------    --------
Balances at end of year.....................................    $ 45,063    $ 55,089
                                                                ========    ========

12. OTHER LONG-TERM LIABILITIES

     Other long-term liabilities consisted of the following at December 31:

                                                                 2003       2002
                                                                 ----       ----
                                                                  (IN THOUSANDS)
Deposits held under Divestiture Agreement (see Note 5)......    $    --    $30,000
Deferred compensation.......................................      6,391      5,787
Indemnification escrow relating to sold facilities (see Note
  8)........................................................      3,700      3,700
Other.......................................................        991      1,262
                                                                -------    -------
                                                                $11,082    $40,749
                                                                =======    =======

     As noted in Note 5, the Company disposed of eleven Florida nursing facilities (1,435 beds) and four Florida assisted living facilities (135 units) to Greystone for initial cash proceeds of $30.0 million and contingent consideration in the form of a Vendor Take Back note and two other contingent and interest-bearing notes. The three notes have an aggregate potential value of up to $30.0 million plus interest. The disposition is being accounted for as a deferred sale in accordance with SFAS 66 and therefore, the initial cash proceeds have been classified as "Deposits held under the Divestiture Agreement".

     The Company maintains an unfunded deferred compensation plan offered to all corporate employees defined as highly compensated by the Internal Revenue Service Code in which participants may defer up to 10% of their base salary. The Company will match up to 50% of the amount deferred. The Company also maintains non-qualified deferred compensation plans covering certain executive employees. Expense incurred for Company contributions under such plans were $609,000, $361,000 and $278,000 in 2003, 2002 and 2001, respectively.

     The Company maintains defined contribution retirement 401(k) savings plans, which are made available to substantially all of the Company's employees. The Company pays a matching contribution of 25% of every qualifying dollar contributed by plan participants, net of any forfeitures. Expenses incurred by the Company related to the 401(k) savings plans were $0.8 million, $1.3 million and $1.3 million in 2003, 2002 and 2001, respectively. The Company also maintains a money purchase plan for two facilities in which the Company pays amounts based upon the plan participants worked hours and an agreed fixed hourly rate. Expenses incurred by the Company related to the money purchase plan were $90,000, $96,000 and $54,000 in 2003, 2002 and 2001, respectively.

     Effective April 2003, the Company participates in a multi-employer defined-benefit pension plan for its employees in three facilities. The Company made contributions of $32,000 to this plan in 2003.

13. REVENUES

     The Company derived approximately 27%, 26% and 24% of its revenues from services provided under various federal (Medicare) and approximately 49%, 50% and 51% of its revenues from services provided under various state medical assistance programs (Medicaid) in 2003, 2002 and 2001, respectively. The Medicare program and most state Medicaid programs pay each participating facility on a prospectively-set per diem rate for each resident, which is based on the resident's acuity. Most Medicaid programs fund participating facilities using a case-mix system, paying prospectively set rates.

a) Balanced Budget Act and the Prospective Payment System

     The Balanced Budget Act ("BBA") that was signed into law in August 1997 resulted in the implementation of a Prospective Payment System ("PPS") for skilled nursing facility funding certified under the Medicare program effective January 1, 1999. The PPS establishes a federal per diem rate for virtually all covered services. The provisions of the BBA provided that for skilled nursing facilities in operation prior to 1996, the federal per diem rate would be phased in over a four-year period ending January 1, 2002. In November 1999, the Balanced Budget Relief Act ("BBRA") was passed to allow each skilled nursing facility to apply to adopt the full federal rate effective January 1, 2000 or to continue to phase in to the federal rate over the next three years. Effective January 2002, all skilled nursing facilities are reimbursed at the full federal rate.

     With respect to the Medicaid program, the BBA repealed the federal payment standard that required state Medicaid programs to pay rates that were reasonable and adequate to meet the costs necessary to efficiently and economically operate skilled nursing facilities. As a result, states have considerable flexibility in establishing payment rates for Medicaid services provided after October 1, 1997.

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

     On September 30, 2002 the Legislative Add-ons expired, hereafter referred to as the "Medicare Cliff", resulting in a reduction in Medicare funding for all skilled nursing facilities. The Company estimates that based upon the Medicare case mix and census for the nine months ended September 30, 2002, it received an average rate of $31.22 per resident day related to the Legislative Add-ons. This decline in Medicare rates was partially offset by a 2.6% market basket increase received on October 1, 2002. For the nine months ended September 30, 2002 the average daily Medicare Part A rate was $311.55. For the three months ended December 31, 2002, or fourth quarter of 2002, the average daily Medicare Part A rate was $287.91. Based upon the Medicare case mix and census in the fourth quarter of 2002, the net impact of the Medicare Cliff and market basket increase was a reduction of revenues of approximately $3.9 million. For the nine months ended September 30, 2003 the average daily Medicare Part A rate was $292.93, as compared to $311.55 for the nine months ended September 30, 2002. Based upon the Medicare case mix and census for the nine months ended September 30, 2003, the net impact of the Medicare Cliff and market basket increase was a reduction of revenues of approximately $12.8 million, as compared to the nine months ended September 30, 2002. The loss of revenues was partially offset by a RUGs improvement which increased revenues by $2.7 million over the nine-month period ended September 30, 2003 as compared to the nine months ended September 30, 2002. Based upon the Medicare case mix and census for the twelve months ended October 1, 2002 to September 30, 2003 the net impact of the Medicare Cliff and market basket increase was a reduction of revenues of $16.7 million.

     Effective October 1, 2003 the Centers for Medicare and Medicaid Services ("CMS") increased Medicare rates by 6.26% reflecting (1) a cumulative forecast correction ("Administrative Fix"), to correct past years under-funded rate increases, which increased the Federal base payment rates by 3.26%, and (2) the annual market basket increase of 3.0%. The Company estimated that based on the Medicare case mix for the nine month period ended September 30, 2003, this Medicare rate increase would add approximately $18.45 per Medicare day. Based upon the Medicare case mix and census in the fourth quarter of 2003, the impact of the 6.26% Medicare rate increase resulted in $3.5 million in increased revenues. Based on the

Medicare case mix and census for the year ended December 31, 2003, this Medicare rate increase amounts to additional annualized revenue of approximately $13.4 million going forward, which will be tempered by higher labor and other operating costs. In order to maintain their commitment to Senator Grassley and CMS in providing the Administrative Fix, in October 2003 the Alliance for Quality Nursing Home Care (which is a membership of large long-term care providers) and the American Health Care Association ("AHCA") announced its support to spend the Administrative Fix over the next fiscal period on direct care and services for its residents. In October 2003 CMS published notice to skilled nursing facilities that within future cost reports, it will require confirmation that the Administrative Fix funding was spent on direct patient care and related expenses.

     With respect to the RUGs Refinements, in April 2002 CMS announced that it would delay the refinement of the RUGs categories thereby extending the related funding enhancements until September 30, 2003. In May 2003, CMS released a rule to maintain the current RUGs classification until October 1, 2004. Further to, but independent of this, Congress enacted legislation directing CMS to conduct a study on the RUGs classification system and report its recommendations by January 2005. The implementation of a RUGs refinement change, where all or part of the enhancement is discontinued, could have a significant impact on the Company. Based upon the Medicare case mix and census for the year ended December 31, 2003, the Company estimates that it received an average $24.12 per resident day, which on an annualized basis amounts to $17.6 million related to the RUGs Refinements.

c) Revenue Adjustments and Provisions (Recovery) for Outstanding Medicare and Medicaid Receivables

     In respect of Medicare cost reporting periods prior to the implementation of PPS, the Company has ongoing discussions with its FI regarding the treatment of various items related to prior years' cost reports. Normally items are resolved during the audit process and no provisions are required. For items involving differences of opinion between the Company and the FI regarding cost report methods, such items can be settled through a formal appeal process. Should this occur, a general provision for Medicare receivables may be provided for disagreements, which result in the provider filing an appeal with the PRRB of the CMS. Estimated differences between the final settlement and amounts recorded in previous years are reported as adjustments to revenues in the period.

     In respect of Medicaid in states that utilize retrospective reimbursement systems, nursing facilities are paid on an interim basis for services provided, subject to adjustments based upon allowable costs, which are generally submitted in cost reports on an annual basis. In these states, revenues are subject to adjustments as a result of cost report settlements with the state.

     During 2003, the Company recorded a provision for $4.0 million, pertaining to individual Medicare claims in dispute with the FI for the cost report years 1996 through 1998 (refer to Note 8). Of the $4.0 million provision, $1.3 million pertains to discontinued operations, and therefore, was applied to the previously accrued divested operations liability balance (refer to Note 10). The net adjustment of $2.7 million resulted in a reduction of revenues during 2003. Offsetting this, the Company recorded a recovery of $4.2 million in Medicaid revenues resulting from a favorable court decision in the State of Ohio relating to the recovery of alleged government overpayments for adjudicated Medicaid cost report periods.

     As at December 31, 2003, the States of Pennsylvania, Indiana, Oregon, and Washington have submitted proposed state plan amendments and waivers, which are awaiting review and approval by CMS pertaining to the fiscal year commencing July 1, 2003. The retrospective plan amendments and waivers seek an increase in the level of federal funding for the Medicaid programs, and would result in providing nursing facilities with revenue rate increases to offset new or increased provider taxes. As the plan amendments and waivers have not been approved, the Company has recorded revenues based upon amounts received. Based upon the final and CMS approved plan amendments and waivers, changes in the Medicaid rates and any associated provider taxes could result in adjustments to earnings for the six month period July 1, 2003 to December 31, 2003.

14. LOSS ON DISPOSAL OF ASSETS, PROVISION FOR CLOSURE AND EXIT COSTS, AND IMPAIRMENT OF LONG-LIVED ASSETS

     In response to the implementation of Medicare Prospective Payment System
(PPS), increased litigation and insurance costs in certain states, and increased operational costs resulting from changes in legislation and regulatory scrutiny, during the period of 1998 through 2001, the Company focused on the divestiture of under-performing nursing and assisted living facilities and the divestiture of non-core healthcare assets. These asset divestitures primarily included the sale of the Company's pharmacy operation to Omnicare, Inc. in 1998 and the sale of facilities and/or transfer of all operations in the States of Florida and Texas in 1999, 2000 and 2001. With the exception of the Company's assisted living facilities in Texas, the Company ceased to operate facilities in the States of Florida and Texas through transactions primarily involving Tandem, Greystone, Senior Health Properties -- South, Inc. ("Senior Health-South") and Senior Health Properties -- Texas, Inc. ("Senior Health-Texas"). As a result of this strategy, for the years ended 2002 and 2001, the Company has recorded the significant items as follows:

                                                                 2002       2001
                                                                 ----       ----
                                                                  (IN THOUSANDS)
Loss (gain) on the disposal of assets.......................    $(3,961)   $ 1,054
Provisions for closure and exit costs and other items.......      5,293     23,192
Loss on the impairment of long-lived assets.................         --      1,685
                                                                -------    -------
                                                                $ 1,332    $25,931
                                                                =======    =======

     Below is a summary of the significant transactions that resulted in the above provisions, gains and losses.

     In May 2002, Tandem exercised its option to purchase seven leased properties in Florida from the Company for gross proceeds of $28.6 million, consisting of cash of $15.6 million and $13.0 million in 8.5% five-year notes (net proceeds of $25.5 million). The Company applied $12.4 million of the proceeds to reduce bank debt. Until this date, Tandem operated these facilities under a lease agreement with a purchase option. The carrying value of the seven facilities was $21.5 million. As a result, the Company recorded a gain on the sale of the asset of $4.0 million, inclusive of the deferred gain of $2.2 million from the sale of two leased nursing facilities in April 2001. The transaction also involved the conversion of $1.9 million in preferred shares received in the April 2001 transaction into $1.9 million 8.5% notes, due in April 2006.

     In addition, in May 2002, the Company recorded a provision for closure and exit costs relating to the divested Florida operations of $5.3 million relating to cost report settlement issues, and the settlement of claims with suppliers and employees.

     In 2001, the Company recorded a loss on disposal of assets of $1.0 million and a provision for closure and exit costs and other items of $23.2 million, totaling $24.2 million as discussed below:

     - In September 2001, the Company transferred (via license transfer) all nursing facilities in Texas to Senior Health-Texas resulting in a pre-tax loss of $1.8 million and recorded a loss on another property for $0.2 million. The transfer involved 17 skilled nursing facilities, with a capacity of 1,421 residents, of which 13 facilities are subleased to Senior Health-Texas and the remainder leased to Senior Health-Texas on a five-year term from the Company. Senior Health-Texas will operate the subleased facilities for their remaining lease terms, one of which expired in October 2001, and the remainder will expire through February 2012. In November 2001, the landlord of the subleased nursing facility for which the lease term expired in October 2001 assumed operational responsibility for the facility and the Company provided consulting services to the landlord for a five-month period. The annual rental income from Senior Health-Texas is approximately $3.9 million per annum, or $1.8 million in excess of the Company's current annual lease costs, and will escalate in alignment to the existing lease and in alignment with Medicaid rate increases for the owned facilities. Senior Health-Texas has the right to first refusal on the purchase of the four owned facilities;

14. LOSS ON DISPOSAL OF ASSETS, PROVISION FOR CLOSURE AND EXIT COSTS, AND IMPAIRMENT OF LONG-LIVED ASSETS (CONTINUED)

     - The Company recorded provisions totaling $2.2 million relating to the closure and/or sale of three nursing properties for $2.0 million, and another property for $0.2 million; and

     - The Company made additional provisions of $20.2 million relating to previously sold operations, of which $19.0 million relates to the nursing facilities in Florida. This $19.0 million consists of an $11.0 million provision related to Florida claims for years prior to 2001 based upon an actuarial review of resident liability costs and an $8.0 million provision for Florida closure and exit costs. The $11.0 million provision was the result of an increase in the estimate of the incurred but not yet reported claims and an increase in the frequency and severity of claims incurred by the Company.

     In April 2001, Tandem exercised its option to purchase two leased nursing properties in Florida for gross proceeds of $11.4 million. The proceeds consisted of cash of $7.0 million, a $2.5 million interest-bearing five-year note and $1.9 million in cumulative dividend preferred shares, redeemable after five years. The Company's carrying value of the two facilities was $9.2 million. Tandem continued to operate seven nursing facilities under a lease agreement with the Company, with an option to purchase these facilities, which Tandem exercised in May 2002. In accordance with Statement of Financial Accounting Standards No. 66 (SFAS No. 66), the Company deferred a potential gain on the sale of these assets of $2.2 million because a significant portion of the proceeds had not been received and the ultimate determination of the gain was dependent on Tandem exercising some or all of the remaining purchase options available to it. For these reasons, the Company did not record any gain or loss on the sale until May 2002 as described above. The Company applied $4.0 million of the net cash proceeds to further reduce its term bank debt.

a) Loss (Gain) on the Disposal of Assets

     The following summarizes the components of the loss (gain) on the sale of assets:

                                               2002                            2001
                                   -----------------------------   ----------------------------
                                   PROCEEDS                        PROCEEDS
                                    NET OF                          NET OF
                                   SELLING    NET BOOK             SELLING    NET BOOK
                                    COSTS      VALUE     (GAIN)     COSTS      VALUE      LOSS
                                   --------   --------   ------    --------   --------    ----
                                                           (IN THOUSANDS)
Loss (gain) from dispositions:
  Skilled nursing and assisted
     living facilities...........  $25,500    $21,539    $(3,961)  $11,296    $12,064    $  768
  Other..........................    1,815      1,815         --       394        680       286
                                   -------    -------    -------   -------    -------    ------
                                   $27,315    $23,354    $(3,961)  $11,690    $12,744    $1,054
                                   =======    =======    =======   =======    =======    ======

b) Provision for Closure and Exit Costs and Other items

     The provision for closure and exit costs and other items is summarized as follows:

                                                               2002     2001
                                                               ----     ----
                                                               (IN THOUSANDS)
Provision for closure of the following facilities:
  Florida skilled nursing and assisted living...............  $5,293   $ 7,965
  Texas skilled nursing.....................................      --     1,200
  Pharmacy..................................................      --     1,200
  Other locations...........................................      --     1,863
                                                              ------   -------
                                                               5,293    12,228
Provision for adverse development of general and
  professional liability costs..............................      --    10,964
                                                              ------   -------
                                                              $5,293   $23,192
                                                              ======   =======

14. LOSS ON DISPOSAL OF ASSETS, PROVISION FOR CLOSURE AND EXIT COSTS, AND IMPAIRMENT OF LONG-LIVED ASSETS (CONTINUED)

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

     In September 2001 the Company made a formal decision to divest of its nursing facilities (but not assisted living facilities) in Texas and completed a transaction through which the Company ceased operating these facilities. This transaction resulted in the Company leasing all four owned facilities and subleasing the remaining 13 nursing facilities to a third party operator. As a result of the transaction, in 2001 the Company recorded a provision of $1.7 million for impairment of these remaining Texas properties, which all related to leasehold rights and leasehold improvements on the facilities.

(d) Reconciliation to cash flow statement

     The following reconciles the loss from asset impairment, disposals and other items to that reported in the cash flow statements. The provision for general and professional liability costs is removed as it is already reflected in the line item provision for self-insured liabilities as an item not involving cash.

                                                                2002      2001
                                                                ----      ----
                                                                (IN THOUSANDS)
Reconciliation of loss:
  Loss (gain) on disposal of assets.........................  $ (3,961)  $ 1,054
  Provision for closure and exit costs and other items......     5,293    12,228
  Loss on impairment........................................        --     1,685
                                                              --------   -------
Total per cash flow statement...............................     1,332    14,967
  Provision for general and professional liability costs....        --    10,964
                                                              --------   -------
Total per statement of operations...........................  $  1,332   $25,931
                                                              ========   =======
Reconciliation of cash proceeds from dispositions:
  Proceeds, net of selling costs............................  $ 27,315   $11,296
  Notes receivable..........................................   (13,000)   (1,793)
  Preferred shares..........................................        --    (1,904)
                                                              --------   -------
  Proceeds from sale of assets in cash flow.................  $ 14,315   $ 7,599
                                                              ========   =======

15. LEASE COMMITMENTS

     As a lessee, the Company, at December 31, 2003, was committed under non-cancelable operating leases requiring future minimum rentals as follows:

                                                              (IN THOUSANDS)
2004........................................................     $ 8,550
2005........................................................       8,174
2006........................................................       5,435
2007........................................................       3,863
2008........................................................       3,512
After 2008..................................................      17,402
                                                                 -------
Total minimum payments......................................     $46,936
                                                                 =======

     Operating lease costs were $9.1 million, $10.6 million and $14.6 million in 2003, 2002 and 2001, respectively. These leases expire on various dates extending to the year 2013 and in many cases contain renewal options.

     As a lessor, at December 31, 2003, the Company leases 10 nursing properties (1,065 beds) to two unrelated operators in Florida and in Texas. The leases are accounted for as operating leases and both operators have an option to purchase the facilities during the term. The lease of six nursing properties to Senior Health-South expires in December 2006, and the Company earns rental income (based upon the net operating cash flow of the properties), which on average cannot exceed $2.0 million per annum. Rental income earned during 2003 totaled $0.3 million (2002 -- $0.5 million; 2001 -- $0.5 million) under this lease. Senior Health-Texas leases four nursing properties for a term that expires in September 2006, and subleases another 12 properties until February 2012, all in Texas. The annual rental income during 2003 totaled $3.9 million (2002 -- $3.8 million; 2001 -- $0.5 million) or $1.8 million in excess of the Company's annual lease cost. The cost and accumulated depreciation of facilities under operating lease arrangements included in Property and Equipment (refer to Note 6) as of December 31, 2003 and December 31, 2002 are as follows:

                                                               2003      2002
                                                               ----      ----
                                                               (IN THOUSANDS)
Land and land improvements..................................  $ 2,147   $ 2,147
Buildings and improvements..................................   33,172    32,748
Furniture and equipment.....................................    6,894     8,062
                                                              -------   -------
                                                               42,213    42,957
Less accumulated depreciation and amortization..............   26,440    25,987
                                                              -------   -------
Property and equipment......................................  $15,773   $16,970
                                                              =======   =======

16. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

OBJECTIVES AND STRATEGIES PRIOR TO ISSUANCE OF SENIOR NOTES

     Prior to the issuance of the Senior Notes in June 2002, the Company had variable-rate long-term debt of approximately $124.5 million, which exposed the Company to variability in interest payments due to changes in interest rates. The Company hedged a portion of its variable-rate debt through interest rate swaps designated as cash-flow hedges with a notional amount of $25 million maturing in February 2003 under which the Company received variable interest rate payments and made fixed-rate interest payments. When the Company issued the fixed-rate Senior Notes, in June 2002, it terminated these interest rate swaps with a cash payment of $0.6 million, and recorded a loss on early retirement of debt.

OBJECTIVES AND STRATEGIES AFTER ISSUANCE OF SENIOR NOTES

     After the issuance of the Senior Notes, all but $32 million of the Company's outstanding debt obligations have fixed interest rates. In June 2002, the Company entered into an interest rate swap (used to hedge the fair value of fixed-rate debt obligations) with a notional amount of $150 million maturing in December 2007. Under this swap, the Company pays a variable rate of interest equal to the one-month London Interbank Borrowing Rate ("LIBOR") (1.1625% as of December 31, 2003), adjustable monthly, plus a spread of 4.805% and receives a fixed rate of 9.35%. Under the terms of the interest rate swap, the counterparty can call the swap upon 30 days notice. This swap is designated as a fair value hedge and, as a result, changes in the market value of the swap are recorded in other comprehensive income, and as such had no impact on the Company's income statement during 2002 or 2003.

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

QUANTITATIVE DISCLOSURES

     Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair-value hedge, along with the loss or gain on the hedged asset or liability of the hedged item that is attributable to the hedged risk, are recorded in earnings. Changes in the fair value of cash flow hedges are reported as AOCI as a component of Shareholder's Equity. Changes in the fair value of the portion of the interest rate cap not designated as a hedging instrument is reported in earnings. As of December 31, 2003, the fair value of the interest rate swap designated as a fair value hedge is an asset of $4.2 million and is offset by a liability of $4.2 million relating to the change in market value of the hedged item (long-term debt obligations). The fair value of the cash-flow hedges is a liability recorded in other long-term liabilities of $0.2 million as of December 31, 2003, and the gain credited to AOCI (net of income tax effect) for 2003 was $32,000. The fair value of the portion of the interest rate cap not designated as a hedging instrument, which was $0.6 million as of December 31, 2003, is recorded as a liability recorded in other long-term liabilities. During 2004, none of the gains or losses in AOCI (net of income tax effect) related to the interest rate cap are expected to be reclassified into interest expense as a yield adjustment of the hedged debt obligation.

17.  COMMITMENTS AND CONTINGENCIES

CAPITAL EXPENDITURES

     The Company as of December 31, 2003 had capital expenditure purchase commitments outstanding of approximately $9.2 million. In addition, the Company has entered into construction agreements for additions to two nursing facilities (38 beds), additions to four assisted living facilities (87 units) and the construction of one free-standing assisted living facility (40 units). Four of these seven projects are expected to be completed in 2004, with the remainder to be completed in early 2005. The total approximate cost of the projects is $15.2 million and $6.1 million is committed to be spent in 2004 and 2005 in respect of these capital projects.

INSURANCE AND SELF-INSURED LIABILITIES

     As discussed in Note 11, the Company insures certain risks with affiliated insurance subsidiaries of Extendicare and third-party insurers. The insurance policies cover comprehensive general and professional liability (including malpractice insurance) for the Company's health providers, assistants and other staff as it relates to their respective duties performed on the Company's behalf, property coverage, workers' compensation and employers' liability in amounts and with such coverage and deductibles as determined by the

Company, based on the nature and risk of its businesses, historical experiences, availability and industry standards. The Company also self insures for health and dental claims, in certain states for workers' compensation and employers' liability and for general and professional liability claims. Self-insured liabilities with respect to general and professional liability claims are included within the accrual for self-insured liabilities.

LITIGATION

     The Company and its subsidiaries are defendants in actions brought against them from time to time in connection with their operations. While it is not possible to estimate the final outcome of the various proceedings at this time, such actions generally are resolved within amounts provided. Refer to Note 11, which describes the nature and accrual for litigation settlements.

     The U.S. Department of Justice and other federal agencies are increasing resources dedicated to regulatory investigations and compliance audits of healthcare providers. The Company is diligent to address these regulatory efforts.

REGULATORY RISKS

     All providers are subject to surveys and inspections by state and federal authorities to ensure compliance with applicable laws and licensure requirements of the Medicare and Medicaid programs. The survey process is intended to review the actual provision of care and services, and remedies for assessed deficiencies can be levied based upon the scope and severity of the cited deficiencies. Remedies range from the assessment of fines to the withdrawal of payments under the Medicare and Medicaid programs. Should a deficiency not be addressed through a plan of correction, a facility can be decertified from the Medicare and Medicaid program. As of December 31, 2003, the Company has certain facilities under plans of correction. While it is not possible to estimate the final outcome of the required corrective action, the Company has accrued for known costs.

OMNICARE PREFERRED PROVIDER AGREEMENT

     In 1998, the Company disposed of its pharmacy operations to Omnicare, Inc. Subsequently, the Company entered into a Preferred Provider Agreement, the terms of which enabled Omnicare to execute Pharmacy Service Agreements and Consulting Service Agreements with all of the Company's skilled nursing facilities. Under the terms of the agreement, the Company secured "per diem" pricing arrangements for pharmacy supplies for the first four years of the Agreement, which period expired December 2002. The Preferred Provider Agreement contains a number of provisions that involve sophisticated calculations to determine the "per diem" pricing during this first four-year period. Under the "per diem" pricing arrangement, pharmacy costs fluctuate based upon occupancy levels in the facilities. The "per diem" rates were established assuming a declining "per diem" value over the initial four years of the contract to coincide with the phase-in of the Medicare PPS rates. Omnicare has subsequently asserted that "per diem" rates for managed care and Medicare beneficiaries are subject to an upward adjustment based upon a comparison of per diem rates to pricing models based on Medicaid rates.

     In 2001, the Company and Omnicare brought a matter to arbitration, involving a "per diem" pricing rate billed for managed care residents. This matter was subsequently settled and amounts reflected in the financial results. The parties are currently negotiating the pricing of drugs for Medicare residents for the years 2001 and 2002, and should this matter not be settled, the matter will be taken to arbitration. Provisions for settlement of this claim is included within the financial statements.

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

18.  TRANSACTIONS WITH SHAREHOLDER AND AFFILIATES

     The following is a summary of the Company's transactions with Extendicare and its affiliates in 2003, 2002 and 2001:

INSURANCE

     The Company insures certain risks with affiliated insurance subsidiaries of Extendicare. The cost of general and professional liability premiums was the most significant insurance expense charged to the Company by the affiliates. The consolidated statements of operations for 2003, 2002 and 2001 include intercompany insurance premium expenses of $10.7 million, $9.9 million and $5.7 million, respectively. The 2001 figure is net of favorable actuarial adjustments for prior years under its retroactively-rated workers' compensation coverage in the amount of $0.9 million.

CAPITAL AND OTHER TRANSACTIONS

     During 2001 and 2000, Extendicare and/or one of its wholly owned subsidiaries acquired $19.0 million and $8.9 million, respectively, of the Company's Senior Subordinated Notes. As of December 31, 2003, Extendicare held $27.9 million (14.0%) of the Company's outstanding Senior Subordinated Notes.

COMPUTER SERVICES

     In January 2001, the Company established an agreement for computer hardware and software support services with Virtual Care Provider, Inc. ("VCP"), an affiliated subsidiary of Extendicare. The annual cost of services was $5.7 million for 2003 (2002 -- $6.8 million; 2001 -- $6.5 million).

DUE TO SHAREHOLDERS AND AFFILIATES

     Transactions affecting these accounts were general and professional liability insurance charges, accrued liability claims from an affiliate and working capital advances to an affiliate in 2003, 2002 and 2001, and charges (payments) from (to) shareholder and affiliates for income taxes in each of the three years.

     At December 31, 2003, 2002 and 2001 the Company had a $3.5 million non-interest bearing payable with no specific due date to a subsidiary company of Extendicare.

19.  INCOME TAXES

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

     Total income taxes for the years ended December 31, 2003, 2002 and 2001 were allocated as follows:

                                                           2003      2002      2001
                                                           ----      ----      ----
                                                                (IN THOUSANDS)
Income tax expense (benefit)............................  $11,965   $3,117   $(12,512)
Shareholder's equity for unrealized gain or (loss) on
  investments...........................................    2,227     (663)       295
Shareholder's equity for unrealized gain (loss) on cash
  flow hedges...........................................        4      525       (596)
                                                          -------   ------   --------
                                                          $14,196   $2,979   $(12,813)
                                                          =======   ======   ========

     The income tax expense (benefit) on income (loss) before income taxes consists of the following for the year ended December 31:

                                                          2003      2002       2001
                                                          ----      ----       ----
                                                                (IN THOUSANDS)
Federal:
  Current..............................................  $ 9,079   $(8,690)  $     --
  Deferred.............................................    1,666    10,582    (13,223)
                                                         -------   -------   --------
Total Federal..........................................   10,745     1,892    (13,223)
                                                         -------   -------   --------
State:
  Current..............................................    1,066       456        544
  Deferred.............................................      154       769        167
                                                         -------   -------   --------
Total State............................................    1,220     1,225        711
                                                         -------   -------   --------
Total income tax expense (benefit).....................  $11,965   $ 3,117   $(12,512)
                                                         =======   =======   ========

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

     The differences between the effective tax rates on earnings before provision for income taxes and the United States federal income tax rate are as follows:

                                                              2003   2002   2001
                                                              ----   ----   ----
Statutory federal income tax rate...........................  35.0%  35.0%  35.0%
Increase (reduction) in tax rate resulting from:
  State income taxes, net of Federal income tax benefit.....   8.6   12.6    0.8
  Goodwill..................................................    --     --   (2.0)
  Other permanent items.....................................   1.9    6.3   (0.9)
  Change in valuation allowance.............................  (6.1)    --   (3.1)
  Work opportunity credit...................................  (2.0)  (7.9)   1.4
  Other, net................................................  (0.1)   3.2    0.1
                                                              ----   ----   ----
Effective tax rate..........................................  37.3%  49.2%  31.3%
                                                              ====   ====   ====

     The Company received payments of $1.4 million, $0.7 million and $22.5 million for federal income taxes from its U.S. parent in 2003, 2002 and 2001, respectively and made payments of $7.7 million in 2003 to its U.S. parent for federal income taxes.

     The components of the net state deferred tax assets and liabilities as of December 31 are as follows:

                                                               2003      2002
                                                               ----      ----
                                                               (IN THOUSANDS)
State Deferred tax assets:
  Employee benefit accruals.................................  $ 1,898   $ 1,555
  Accrued liabilities.......................................    2,494     3,560
  Accounts receivable reserves..............................      184       666
  Capital loss carryforwards................................   13,530    13,530
  Operating loss carryforwards..............................    5,296     6,684
  Other assets..............................................    1,241     1,577
                                                              -------   -------
  Subtotal..................................................   24,643    27,572
  Valuation allowance.......................................   19,057    21,003
                                                              -------   -------
     Total state deferred tax assets........................    5,586     6,569
State Deferred tax liabilities:
  Depreciation..............................................    5,609     5,722
  Goodwill..................................................      504       433
  Leasehold rights..........................................      194       263
  Miscellaneous.............................................    2,362     2,836
                                                              -------   -------
     Total state deferred tax liabilities...................    8,669     9,254
                                                              -------   -------
Net state deferred tax assets (liabilities).................  $(3,083)  $(2,685)
                                                              =======   =======

     The Company paid state income taxes of $539,000, $699,000 and $326,000 in 2003, 2002 and 2001, respectively. As of December 31, 2003 the Company had $65.4 million of total net operating loss carryforwards available for state income tax financial reporting purposes, which expire from 2004 to 2023. As of December 31, 2003, the Company had $164 million of capital loss carryforwards for state income tax purposes which expire in 2004. Because the realizability of these losses is uncertain, the operating loss and capital loss carryforwards are offset by a valuation allowance.

     The valuation allowance for state deferred tax assets as of December 31, 2003 and 2002 was $19.1 million and $21.0 million, respectively. The net change in the total valuation allowance for the years ended December 31, 2003 and 2002 was a decrease of $1.9 million and an increase of $0.8 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the valuation allowances.

20.  COMPREHENSIVE INCOME

     The accumulated balances for each classification of comprehensive income are as follows:

                                                                                  ACCUMULATED
                                              UNREALIZED      UNREALIZED GAINS       OTHER
                                            GAINS (LOSSES)    (LOSSES) ON CASH   COMPREHENSIVE
                                            ON SECURITIES       FLOW HEDGES         INCOME
                                           ----------------   ----------------   -------------
Balance at December 31, 2000.............      $(1,703)           $    --           $(1,703)
Cumulative effect of change in accounting
  for hedging activities.................           --               (913)             (913)
Net current period change................          441               (192)              249
                                               -------            -------           -------
Balance at December 31, 2001.............       (1,262)            (1,105)           (2,367)
Reclassification to loss on early
  retirement of debt.....................           --                635               635
Net current period change................         (995)               339              (656)
                                               -------            -------           -------
Balance at December 31, 2002.............       (2,257)              (131)           (2,388)
Net current period change................        3,341                 32             3,373
                                               -------            -------           -------
Balance at December 31, 2003.............      $ 1,084            $   (99)          $   985
                                               =======            =======           =======

     The related tax effects allocated to each component of other comprehensive income are as follows:

                                                                       TAX
                                                       BEFORE-TAX   (EXPENSE)    NET-OF-TAX
                                                         AMOUNT     OR BENEFIT     AMOUNT
                                                       ----------   ----------   ----------
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the
  period.............................................    $5,568      $(2,227)      $3,341
Cash flow hedges:
Net derivative gains (losses) arising during the
  period.............................................        36           (4)          32
                                                         ------      -------       ------
Other comprehensive income (loss)....................    $5,604      $(2,231)      $3,373
                                                         ======      =======       ======

21.  UNCERTAINTIES AND CERTAIN SIGNIFICANT RISKS

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

     The incremental Medicare relief packages received from BBRA and BIPA, as outlined in note 13 (b), provided a total of $2.7 billion in temporary Medicare funding enhancements to the long-term care industry. The funding enhancements implemented by the BBRA and BIPA fall into two categories. The first category is "Legislative Add-ons" which included a 16.66% add-on to the nursing component of the RUGs rate and the 4% base adjustment. On September 30, 2002 the Legislative Add-ons expired, or "Medicare Cliff", resulting in a reduction in Medicare rates for all long-term care providers. Based upon the Medicare case mix and census for the twelve month period October 1, 2002 to September 30, 2003 the Company estimates that the net impact of the Medicare Cliff and market basket increase was a reduction of revenues of approximately $16.7 million.

     The second category is "RUGs Refinements" which involves an initial 20% add-on for 15 RUGs categories identified as having high intensity, non-therapy ancillary services. The 20% add-ons from three RUGs categories were later redistributed to 14 rehabilitation categories at an add-on rate of 6.7% each. In April 2002 CMS announced that it would delay the refinement of the RUGs categories thereby extending the related funding enhancements until September 30, 2003. In May 2003, CMS released a rule to maintain the current RUGs classification until October 1, 2004. Further to, but independent of this, Congress enacted legislation directing CMS to conduct a study on the RUGs classification system and report its recommendations by January 2005. The implementation of a RUGs refinement change, where all or part of the enhancement is discontinued, could have a significant impact on the Company. Based upon the Medicare case mix and census for the year ended December 31, 2003 the Company estimates that it received an average $24.12 per resident day, which on an annualized basis amounts to $17.6 million related to the RUGs Refinements.

     In February 2003, CMS announced its plan to reduce its level of reimbursement for uncollectible Part A co-insurance. Under current law, skilled nursing facilities are reimbursed 100% for any bad debts incurred. Under the plan announced by CMS, the reimbursement level would be reduced to 70% over a three year period as follows: 90% effective for the government fiscal year commencing October 1, 2003; 80% for the government fiscal year commencing October 1, 2004; and 70% for the government fiscal year commencing October 1, 2005 and thereafter. This plan is consistent with the bad debt reimbursement plan for hospitals. CMS did not implement the rule change effective October 1, 2003, and continues to review the proposed plan. The Company estimates that should this plan be implemented, the negative impact on net earnings would be $1.3 million in 2004, increasing to $3.3 million in 2006.

     As at December 31, 2003, the States of Pennsylvania, Indiana, Oregon, and Washington have submitted proposed state plan amendments and waivers, which are awaiting review and approval by CMS pertaining to the fiscal year commencing July 1, 2003. Refer to note 12 (c) for further information. As the state plan amendments and waivers have not been approved, the Company has recorded revenues based upon amounts received. Based upon the final and CMS approved state plan amendments and waivers, changes in Medicaid rates and any associated provider taxes could result in adjustment to earnings for the six month period commencing July 1, 2003 to December 31, 2003.

INTERESTS IN UNRELATED LONG TERM CARE PROVIDERS

     Through the divestiture program in Texas and Florida, the Company has assumed notes from the purchasers and retained ownership of certain nursing home properties, which the Company leases to other unrelated long-term care providers. In aggregate, as of December 31, 2003, the Company has $21.4 million in notes and $6.9 million in non-current amounts receivable due from unrelated long-term care providers in Florida and Texas; and owns $15.8 million in nursing home properties in Texas and Florida. In 2003, the Company earned $5.7 million in annual management and consulting fees, and $2.1 million in rental revenue from properties owned as at December 31, 2003 from unrelated long-term operators. As a result, the earnings and cash flow of the Company can be influenced by the financial stability of these unrelated long-term operators.

MEDICARE AND MEDICAID RECEIVABLES

     The Company is attempting to settle a number of outstanding Medicare and Medicaid receivables. Normally such items are resolved during an annual audit process and no provision is required. However, where differences exist between the Company and the FI, the Company may record a general provision. In January 2003, the Company settled through resolution at the PRRB hearing the first of three specific claim years involving an allocation of overhead cost issue. For another staffing cost issue, the Company settled prior to the PRRB hearing, the first of seven years and in January 2004 reached a negotiated settlement for the remainder of the six years. There will be no significant adjustment to the recorded receivable balance as a result of the January 2004 negotiated settlement of the staffing cost issue. Further negotiations continue on the remaining two years under appeal for the $11.5 million overhead cost issue, which failing resolution, the issue will be heard by the PRRB. A PRRB hearing has been scheduled in April 2004 for one of the two remaining years under appeal. A PRRB hearing has been scheduled in September 2004 for a Director of Nursing cost issue involving two cost reporting periods totaling $3.8 million. The Company continues to negotiate on the remaining issues and when appropriate seek resolution from the PRRB. No adjustment to the receivable amount can be determined until negotiations are concluded on a majority of issues that are involved in the cost reporting years under appeal. Though the Company remains confident that it will successfully settle the issues, an unsuccessful conclusion could negatively impact the Company's earnings and cash flow. As of December 31, 2003 the Company had $51.2 million in gross Medicare and Medicaid settlement receivables with a related allowance for doubtful accounts of $14.0 million. The net amounts receivable represents the Company's estimate of the amount collectible on Medicare and Medicaid prior period cost reports.

CLAIMS AND CONTINGENCIES

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

     The Company is subject to surveys and inspections by state and federal authorities to ensure compliance with applicable laws and licensure requirements of the Medicare and Medicaid programs. The survey process is intended to review the actual provision of care and services, and remedies for assessed deficiencies can be levied based upon the scope and severity of the cited deficiencies. Remedies range from the assessment of fines to the withdrawal of payments under the Medicare and Medicaid programs. Should a deficiency not be addressed through the plan of correction, a facility can be decertified from the Medicare and Medicaid program. As of December 31, 2003 the Company has certain facilities under a plan of correction. While it is not possible to estimate the final outcome of the required corrective action, the Company has accrued for known costs.

     The Company has $45.1 million in accruals for self-insured liabilities as of December 31, 2003. Though the Company has been successful in exiting from the states of Texas and Florida and limiting future exposure to general liability claims in these states, the timing and eventual settlement costs for these claims cannot be precisely defined.

DEBT OBLIGATIONS

     The Company has a high level of indebtedness with debt service obligations totaling $392.9 million in borrowings at December 31, 2003 representing 59.6% of total capitalization (defined as total long-term liabilities plus total equity), compared to a similar ratio of 61.7% at December 31, 2002. As a result, the degree to which the Company is leveraged could have important consequences, including, but not limited to the following:

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

     The Company is in compliance with all of the financial covenants as of December 31, 2003. While management has a strategy to remain in compliance, there can be no assurance that the Company will meet future covenant requirements. The Company's available bank lines can be affected by its ability to remain in compliance, or if not, would depend upon management's ability to amend the covenant or refinance the debt.

22. DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

     The estimated fair values of the Company's financial instruments at December 31 are as follows:

                                                                 2003                      2002
                                                        ----------------------    ----------------------
                                                        CARRYING    ESTIMATED     CARRYING    ESTIMATED
                                                         VALUE      FAIR VALUE     VALUE      FAIR VALUE
                                                        --------    ----------    --------    ----------
                                                                        (IN THOUSANDS)
Cash and cash equivalents...........................    $ 48,855     $ 48,855     $ 24,360     $ 24,360
Non-current accounts receivable.....................      25,938       22,370       29,731       28,786
Other assets........................................      44,184       43,517       40,642       39,740

Long-term debt......................................     392,918      419,239      398,150      360,486
Interest rate swaps (asset).........................      (4,190)      (4,190)      (5,503)      (5,503)
Interest rate cap...................................         781          781          948          948
Deferred compensation...............................       6,391        6,391        5,787        5,787
Other long-term liabilities.........................         991          991        1,262        1,262
Long-term due to affiliate..........................       3,484        3,484        3,484        3,484

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

     The fair values of the interest rate swap and cap are based on the quoted market prices as provided by the financial institution which is a counterparty to the arrangements.

     The fair value of deferred compensation, other long-term liabilities and long-term due to affiliate are estimated to be equal to their carrying value.

23. SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of the quarterly results of operations for the years ended December 31, 2003 and 2002 (in thousands):

                                                                        2003
                                              --------------------------------------------------------
                                                1ST         2ND         3RD         4TH        TOTAL
                                                ---         ---         ---         ---        -----
Total revenues............................    $211,426    $213,258    $220,030    $225,718    $870,432
                                              ========    ========    ========    ========    ========
Earnings before provision for Income
  taxes...................................       3,828       6,974       8,999      12,250      32,051
Provision for income taxes................       1,540       2,793       3,598       4,034      11,965
                                              --------    --------    --------    --------    --------
Net earnings..............................    $  2,288    $  4,181    $  5,401    $  8,216    $ 20,086
                                              ========    ========    ========    ========    ========

                                                                        2002
                                              --------------------------------------------------------
                                                1ST         2ND         3RD         4TH        TOTAL
                                                ---         ---         ---         ---        -----
Total revenues............................    $198,241    $201,778    $206,765    $208,267    $815,051
                                              ========    ========    ========    ========    ========
Gain (loss) on disposal of assets and
  provision for closure and exit costs and
  other items.............................          --      (1,332)         --          --      (1,332)
Gain (loss) on early retirement of debt...          --      (2,849)         --          --      (2,849)
Earnings (loss) before provision for
  income taxes............................       2,970       1,430       3,197      (1,260)      6,337
Provision (benefit) for income taxes......       1,313         923       1,192        (311)      3,117
                                              --------    --------    --------    --------    --------
Net earnings (loss).......................    $  1,657    $    507    $  2,005    $   (949)   $  3,220
                                              ========    ========    ========    ========    ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROL AND PROCEDURES

     The Company's management evaluated, with the participation of the Company's Chairman of the Board and Chief Executive Officer and Vice President, Chief Financial Officer and Treasurer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) as of the end of the year ended December 31, 2003. Based upon their evaluation of these disclosure controls and procedures, the Chairman of the Board and Chief Executive Officer and Vice President, Chief Financial Officer and Treasurer concluded that the disclosure controls and procedures were effective, as of the end of the year ended December 31, 2003, to ensure that material information relating to the Company (including its consolidated subsidiaries) was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-K was being prepared.

CHANGES IN INTERNAL CONTROLS

     There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2003 that has materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth information with respect to our executive directors and executive officers:

             NAME                AGE                              POSITION
             ----                ---                              --------
Mel Rhinelander...............   53    Chairman of the Board and Chief Executive Officer and Director
Mark W. Durishan..............   55    Vice President, Chief Financial Officer, Treasurer and Director
Philip W. Small...............   47    Executive Vice President, Chief Operating Officer and Director
Richard L. Bertrand...........   55    Senior Vice President, Development
Roch Carter...................   64    Vice President, General Counsel and Assistant Secretary
Douglas J. Harris.............   48    Vice President and Controller
L. William Wagner.............   55    Vice President, Human Resources

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

     MARK W. DURISHAN has been our Chief Financial Officer, Treasurer and one of our Vice Presidents and directors since joining us in August 1999. At that time he also joined Extendicare Inc. Prior to joining us, Mr. Durishan was Senior Vice-President of Finance and Operations for Blue Cross and Blue Shield of Minnesota where he served in such capacity from 1995 to 1998. From 1991 to 1995, Mr. Durishan was Chief Financial Officer of Graduate Health System of Philadelphia, a healthcare corporation encompassing seven hospitals, a 100,000-member HMO, a captive insurance company and a home health agency. During his career, Mr. Durishan was a partner at Coopers & Lybrand responsible for the Philadelphia and Washington healthcare consulting offices. Mr. Durishan has over 34 years of experience in the healthcare industry.

     PHILIP W. SMALL was appointed Executive Vice President and Chief Operating Officer on February 19, 2004. He joined us, and Extendicare, in June 2001 as our Senior Vice President, Strategic Planning. He was appointed to our Board of Directors on December 31, 2001. Prior to joining us, Mr. Small served 15 years at Beverly Enterprises Corporation, Fort Smith, Arkansas, in various financial capacities, the most recent being Executive Vice President, Strategic Planning and Operations Support and acting Chief Financial Officer. His prior experience includes serving as Director, Reimbursement for HCA Management Company of Atlanta, Georgia. Mr. Small has over 22 years of experience in the healthcare industry.

     RICHARD L. BERTRAND is our Senior Vice President, Development. Mr. Bertrand joined us in 1983 as our Vice President of Finance and has over 28 years of experience in the healthcare industry. From 1983 to 1995 he served as our Vice President of Finance and later as our Senior Vice President of Finance and Chief Financial Officer. Beginning in 1995, Mr. Bertrand served as our Senior Vice President, Reimbursement and later as our Senior Vice President, Development. Prior to joining us, Mr. Bertrand served as Vice President and Controller of Extendicare from 1977 to 1983. Prior to that, he was a staff accountant and supervisor with the accounting firm of Thorne Riddell from 1972 to 1976.

     ROCH CARTER was appointed our Vice President, General Counsel and Assistant Secretary in January 1998. He joined us in 1974 as Legal Counsel and he was subsequently appointed our General Counsel in 1985. Prior to joining us, Mr. Carter was an attorney with the United States Attorney's office in Milwaukee. Mr. Carter was also an attorney with the City of Milwaukee and was in practice with Young and McManus, S.C. Mr. Carter has over 29 years of experience in healthcare law and practice.

     DOUGLAS J. HARRIS joined us in December 1999 as our Vice President and Controller, and has over 23 years of experience in the healthcare industry. From 1994 through 1999, Mr. Harris was the Managing

Director of Extendicare (U.K.) Limited. Mr. Harris has been with us and Extendicare's affiliated companies since 1981 and has held positions in various financial capacities. Prior to joining us, Mr. Harris was an audit supervisor with KPMG.

     L. WILLIAM WAGNER joined us in 1987 as Vice President of Human Resources. Prior to joining us, Mr. Wagner was Vice President of Human Resources for ARA Living Centers and Director of Personnel for General Foods Corp. Mr. Wagner has 20 years of experience in the healthcare industry and over 26 years of human resources experience.

CORPORATE GOVERNANCE MATTERS

     We are an indirect wholly owned subsidiary of Extendicare Inc., a Canadian publicly traded company. Consequently, our Board of Directors is comprised solely of certain of our executive officers. We have no committees of our Board of Directors and since we have no audit committee. Our Board of Directors has not determined whether we have a "audit committee financial expert" as defined by the regulations of the United States Securities Exchange Commission.

     Extendicare Inc. has adopted a Code of Business Conduct (that also serves as a code of ethics), which applies to all of its subsidiaries, including us. Extendicare Inc.'s Code of Business Conduct applies to all of our directors, officers and employees, including the Chief Executive Officer, Chief Financial Officer and any other persons performing similar functions. The Code of Business Conduct is available on Extendicare's website at www.extendicare.com under the "Governance" tab, and within this tab, the "Corporate Governance" tab. Any amendments to, or waivers from, the Code of Business Conduct will be disclosed on Extendicare's website within the prescribed time period.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF NAMED EXECUTIVE OFFICERS

     The following summary compensation table details compensation information for the three fiscal years ended December 31, 2003, 2002 and 2001 for each of our Chief Executive Officer and the four other most highly compensated executive officers (collectively, the "named executive officers").

                           SUMMARY COMPENSATION TABLE

                                                                                  LONG-TERM
                                                                                 COMPENSATION
                                                  ANNUAL COMPENSATION            ------------
                                           ----------------------------------     SECURITIES
                                                                    OTHER           UNDER
                                                                    ANNUAL         OPTIONS        ALL OTHER
NAME AND PRINCIPAL POSITION                SALARY      BONUS     COMPENSATION      GRANTED       COMPENSATION
WITH THE CORPORATION               YEAR      ($)        ($)         (1)($)           (#)            (2)($)
---------------------------        ----    ------      -----     ------------     ----------     ------------
M.A. Rhinelander.................  2003    650,000    950,000       44,512         100,000          11,632
President and Chief Executive      2002    500,000    500,000       34,585         100,000           8,447
Officer of Extendicare Inc.;       2001    400,000    200,000       38,420         100,000           9,073
  Chairman
and Chief Executive Officer of
Extendicare Health Services, Inc.

M.W. Durishan....................  2003    265,000    150,000           --          30,000          41,750
Vice-President, Finance and Chief  2002    258,000    116,100           --          30,000          47,212
Financial Officer of Extendicare   2001    250,000     80,000           --          20,000          38,845
  Inc.;
Vice President, Chief Financial
Officer and Treasurer of
Extendicare Health Services, Inc.

P.W. Small(3)....................  2003    310,000    174,500           --          30,000          40,381
Executive Vice President and       2002    275,500    115,000           --          30,000          33,228
  Chief
Operating Officer of Extendicare   2001    145,833     55,000           --          50,000          12,500
Health Services, Inc.

R.L. Bertrand....................  2003    240,000    120,000           --          30,000          36,768
Senior Vice President,             2002    230,000     92,000           --          30,000          37,663
  Development,
Extendicare Health Services, Inc.  2001    215,000     80,000           --          15,000          40,282

D.K. Howe........................  2003    227,000    100,000           --          15,000          38,824
Senior Area Vice President,        2002    200,000     70,000           --          10,000          35,977
Extendicare Health Services, Inc.  2001    180,000     10,000           --          10,000          24,276

---------------
NOTES:
(1) The aggregate amount of perquisites and other benefits for each named executive officer is less than the lesser of $50,000 or 10% of total annual salary and bonus. In the case of M.A. Rhinelander, the amount is comprised of car allowance and flexible account.

(2) For M.A. Rhinelander these amounts reflect premiums paid by the Company for term life insurance and long-term disability. All other compensation, in the case of M.W. Durishan, R.L. Bertrand, P.W. Small and D.K. Howe, includes payments for life insurance and long-term disability premiums and contributions to a deferred compensation plan and a defined contribution retirement plan. The amount of salary and/or bonus deferred by the named executive officer is included within the figures set forth in the "Salary" and/or "Bonus" columns in the above table. EHSI's contribution is included within the "All

    Other Compensation" column. The amounts contributed by the officer and EHSI's matching portion contributed to the deferred compensation plan are as follows:

    NAMED EXECUTIVE OFFICER                                          2003       2002       2001
    -----------------------                                          ----       ----       ----
    M.W. DURISHAN
    Officer contribution........................................    $26,500    $25,800    $21,354
    Officer interest............................................      4,325      3,502      3,273
    EHSI contribution...........................................     13,250     12,900     10,677
    EHSI interest...............................................      2,163      1,751      1,637
    R.L. BERTRAND
    Officer contribution........................................         --      3,833     21,500
    Officer interest............................................      7,922      8,576     11,298
    EHSI contribution...........................................         --      1,916     10,750
    EHSI interest...............................................      3,961      4,288      5,649

(3) P.W. Small was appointed Executive Vice President and Chief Operating Officer on February 19, 2004. Mr. Small commenced employment with the Company in June 2001, and his compensation for the years 2001 through 2003 was received in connection with his position as Senior Vice President, Strategic Planning held during that time.

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

EXECUTIVE RETIREMENT PLAN

     We provide an executive retirement program for certain of our key officers and executives. Under the program we contribute 10% of the participant's base salary into an account to be invested in certain mutual funds at the participant's discretion. The amounts in the executive retirement program vest upon certain events which are specified in the participant's executive retirement program plan, and by discretionary actions by the Board of Directors of Extendicare Inc. A graduated vesting schedule applies for some program participants if we terminate the participant. Any funds that we invest or assets that we acquire pursuant to the program continue to be a part of our general funds. No party, other than EHSI, has any interest in such funds. To the extent that any participant acquires a right to receive payment from us under the executive retirement program, such right shall be no greater than the right of any unsecured general creditor of ours. We expense the amounts we fund into the executive retirement program on a monthly basis. Amounts held within this executive retirement program accounts are not guaranteed, are "at risk" and are subject to our ability to make the scheduled payments. Our executive retirement program liability is unfunded and unsecured.

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

     At December 31, 2003, a total of 4,382,975 subordinate voting shares of Extendicare Inc. were reserved under the plan, of which 2,297,250 subordinate voting shares were subject to outstanding options and 2,085,725 were available for grant.

     The following table summarizes stock options granted during 2003 to our named executive officers under the Extendicare Inc. stock option plan:

                     OPTION/SAR GRANTS IN FISCAL YEAR 2003

                                                                               POTENTIAL REALIZABLE
                                               PERCENT OF                        VALUE AT ASSUMED
                              NUMBER OF          TOTAL                         ANNUAL RATES OF STOCK
                              SECURITIES      OPTIONS/SARS     EXERCISE OR    PRICE APPRECIATION FOR
                              UNDERLYING       GRANTED TO      BASE PRICE       OPTION TERM (CDN $)
                             OPTIONS/SARS     EMPLOYEES IN       (CDN $)      -----------------------    EXPIRATION
          NAME                 GRANTED        FISCAL YEAR      PER SHARE)        5%           10%           DATE
          ----               ------------     ------------     -----------       --           ---        ----------
M.A. Rhinelander.........      100,000           21.83%            3.45        $95,317      $210,626     May 7, 2008
M.W. Durishan............       30,000            6.55             3.45         28,595        63,188     May 7, 2008
P.W. Small...............       30,000            6.55             3.45         28,595        63,188     May 7, 2008
R.L. Bertrand............       30,000            6.55             3.45         28,595        63,188     May 7, 2008
D.K. Howe................       15,000            3.28             3.45         14,298        31,594     May 7, 2008

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

     The following table summarizes options exercised during 2003 and option values at December 31, 2003 for our named executive officers.

              AGGREGATED OPTION/SAR EXERCISED IN FISCAL YEAR 2003
                     AND FISCAL YEAR-END OPTION/SAR VALUES

                                                               NUMBER OF SECURITIES          VALUE OF UNEXERCISED IN-
                                                              UNDERLYING UNEXERCISED         THE-MONEY OPTIONS/SAR AT
                                  SHARES                    OPTIONS AT FISCAL YEAR-END           FISCAL YEAR-END
                                 ACQUIRED       VALUE                  (#)                           (CDN $)
                                ON EXERCISE    REALIZED    ----------------------------    ----------------------------
            NAME                    (#)        (CDN $)     EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
            ----                -----------    --------    -----------    -------------    -----------    -------------
M.A. Rhinelander............          --            --       181,250         243,750        1,743,813       2,323,938
M.W. Durishan...............      82,500       724,425            --          67,500               --         642,775
P.W. Small..................          --            --        32,500          77,500          255,425         682,775
R.L. Bertrand...............          --            --        31,250          63,750          296,363         605,588
D.K. Howe...................      15,000        58,275            --          30,000               --         288,625

---------------

Note: The closing price of the Extendicare Inc. subordinate voting shares on the Toronto Stock Exchange on December 31, 2003 was Cdn $13.25.

     Effective 2003, the fair value of the options granted of subordinate voting shares of Extendicare Inc. to our executives of are expensed as a payroll cost on our records. In 2003, the amount of the payroll costs associated with the options granted was $48,000.

RETIREMENT ARRANGEMENTS

     M.A. Rhinelander and R.L. Bertrand are covered by retirement arrangements established by Extendicare Inc. The arrangements provide for a benefit of 4% of the best three consecutive years of base salary for each year of service to a maximum of 15 years and 1% per year thereafter. These arrangements provide a maximum benefit guarantee of 60% of base salary after 15 years of service and 70% after 25 years of service. Normal retirement age is 60 years, or 55 years with our consent. We have consented to Mr. Rhinelander retiring with full benefits at age 55. Retirement benefits are payable as an annuity over the lifetime of the executive with a portion continuing to be paid to the executive's spouse after the death of the executive. As of December 31, 2002, projected years of credited service at retirement for each of Messrs. Rhinelander and Bertrand is 35 years.

     Estimated annual benefits payable upon retirement of the specified compensation and years of credited service classifications are as shown in the following table:

                               PENSION PLAN TABLE

                                                            YEARS OF SERVICE AS AN EXECUTIVE
                                                   ---------------------------------------------------
REMUNERATION ($)                                     15         20         25         30         35
----------------                                     --         --         --         --         --
200,000........................................    120,000    130,000    140,000    140,000    140,000
250,000........................................    150,000    162,500    175,000    175,000    175,000
300,000........................................    180,000    195,000    210,000    210,000    210,000
350,000........................................    210,000    227,500    245,000    245,000    245,000
400,000........................................    240,000    260,000    280,000    280,000    280,000
450,000........................................    270,000    292,500    315,000    315,000    315,000
500,000........................................    300,000    325,000    350,000    350,000    350,000
550,000........................................    330,000    357,500    385,000    385,000    385,000
600,000........................................    360,000    390,000    420,000    420,000    420,000
650,000........................................    390,000    422,500    455,000    455,000    455,000
700,000........................................    420,000    455,000    490,000    490,000    490,000
750,000........................................    450,000    487,500    525,000    525,000    525,000
800,000........................................    480,000    520,000    560,000    560,000    560,000

     M.W. Durishan, P.W. Small and D.K. Howe are not participants in these arrangements, but rather, are participants in a money purchase, 401(K) plan and a deferred compensation plan established for U.S. executives.

TERMINATION OF EMPLOYMENT ARRANGEMENTS

     M.A. Rhinelander has a termination of employment arrangement with Extendicare Inc. that provides for one month of salary for each year of service up to a maximum of 24 months' severance.

COMPENSATION COMMITTEE INTERLOCKS & INSIDER PARTICIPATION

     Our Board of Directors is comprised solely of certain of our executive officers. The Human Resources Committee of the Extendicare Inc. Board of Directors performs the functions of a compensation committee for Extendicare Inc. and its subsidiaries, including us. The following six outside and unrelated directors served as members of the Committee: Derek H.L. Buntain, Sir Graham Day, David M. Dunlap, Michael J.L. Kirby, Frederick B. Ladly and J. Thomas MacQuarrie, Q.C. None of these committee members are our directors or officers, or directors or officers of any of our subsidiaries.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We are an indirect wholly owned subsidiary of Extendicare Inc. Certain operating expenses are allocated between Extendicare Inc. and its subsidiaries. We insure certain risks, including comprehensive general liability, property coverage and excess workers' compensation/employer's liability insurance, with Laurier Indemnity Company and Laurier Indemnity Ltd., affiliated insurance subsidiaries of Extendicare Inc. We recorded approximately $10.7 million, $9.9 million, and $5.7 million of expenses for this purpose in the fiscal years ended December 31, 2003, 2002 and 2001, respectively.

     In January 2001, we established an arrangement for computer hardware and software support services with Virtual Care Provider, Inc., an affiliated subsidiary of Extendicare Inc. The annual cost of services was $5.7 million and $7.9 million in 2003 and 2002, respectively.

     At December 31, 2003, 2002 and 2001, we had a non-interest bearing loan payable to Extendicare Holdings, Inc., our immediate parent, in the amount of approximately $3.5 million with no specific due date. We used the proceeds of the loan for working capital.

     For federal tax purposes we file as part of a consolidated group of companies, of which Extendicare Holdings is the parent. Extendicare Holdings (a subsidiary of Extendicare Inc.) holds all of Extendicare Inc.'s U.S. operations, including EHSI. We have a tax sharing arrangement with Extendicare Holdings pursuant to which we had payables of $7.8 million and $1.4 million at December 31, 2003 and 2002 and a receivable of $1.0 million at December 31, 2001. Under this tax sharing arrangement, a U.S. consolidated income tax return is filed by Extendicare Holdings and, for purposes of determining each member's share of the tax liability in such return, each member of the affiliated group computes its separate U.S. income tax liability for regular income tax purposes (but not for alternative minimum tax purposes) as if it had filed a separate U.S. income tax return. Such amount is reflected as a federal income tax expense and as an intercompany payable to Extendicare Holdings on each member's separate financial statements. If a member incurs a net operating loss, such net operating loss is tax benefited (for regular tax purposes only) in the year the net operating loss is incurred. Such amount is reflected as a reduction in federal income tax expense and as an intercompany receivable from Extendicare Holdings on each member's separate financial statements. Similarly, the federal income tax receivable and payable is recorded on the separate financial statement of Extendicare Holdings. Each member's separate intercompany balances are transferred to Extendicare Holdings through the intercompany payable and receivable account.

     In addition to the amounts discussed in the preceding two paragraphs, we had non-interest bearing current amounts due to (from) affiliates as follows:

                                                                                  DECEMBER 31,
                                                                           ---------------------------
AFFILIATE                                           PURPOSE                 2002      2001      2000
---------                                           -------                 ----      ----      ----
                                                                             (DOLLARS IN THOUSANDS)
Extendicare Inc......................  Sale of pharmacy contract rights    $    --   $    --   $ 7,300
Extendicare Inc......................  Intercompany operating expenses         (47)       --    (1,319)
Crown Properties, Inc................  Working capital advances                 --     1,946     1,946
Laurier Indemnity Company............  Intercompany insurance premium           --        --     3,823
The Northern Group, Inc..............  Intercompany operating expenses          84        --        --
Virtual Care Provider, Inc...........  Working capital advances             (6,970)   (6,436)   (3,064)
                                                                           -------   -------   -------
                                                                           $(6,933)  $(4,490)  $ 8,686
                                                                           =======   =======   =======

     As of December 31, 2003, Extendicare Inc. and/or one of its wholly owned subsidiaries held $27.9 million, or 14.0%, of our outstanding Senior Subordinated Notes.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

     The following table sets forth information with respect to services provided to us by KPMG LLP, our independent certified public accountants, for the years ended December 31, 2003 and 2002.

                                                               2003     2002
                                                               ----     ----
                                                              (IN THOUSANDS)
Audit fees billed for the year..............................   $426     $409
Audit-related fees..........................................     --      129
Tax fees....................................................     --       15
All other fees..............................................     19       15
                                                               ----     ----
                                                               $445     $568
                                                               ====     ====

     (1) Audit Fees. Consists of aggregate fees billed to us by KPMG LLP for professional services rendered for the audit of our annual financial statements, reviews of our interim financial statements, and services that are normally provided in connection with statutory or regulatory filings or engagements, including consents and other services related to Securities and Exchange Commission matters.

     (2) Audit-Related Fees. Consists of fees billed to us by KPMG LLP for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees." These services include consultations in connection with potential transactions, and consultations concerning financial accounting and reporting standards.

     (3) Tax Fees. Consists of fees billed to us by KPMG LLP for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance, tax audit issues, mergers and acquisitions, and tax planning.

     (4) All Other Fees. Consists of other fees billed to us by KPMG LLP for products and services other than the services reported above. All Other Fees are for support and learning services, which have been deemed to be permissible non-attest services.

PRE-APPROVAL POLICIES AND PROCEDURES

     Extendicare Inc. has adopted the pre-approval policies and procedures set forth below regarding the engagement of external auditors, which apply to it and all of its subsidiaries, including us.

1. Pre-approval is required for all auditing services prior to the start of the engagement, unless the audit services are within the scope of the approved engagement.

2. With respect to other accounting, financial, taxation or information technology services conducted by our external auditors, pre-approval is required for all engagements for which fees will exceed either Cdn $10,000 or 5% of the fees paid by us to the external auditors during the fiscal year in which the services are provided.

3. Our external auditors may not provide the following services: (1) bookkeeping or other services related to the accounting records or financial statements, (2) financial system design, (3) implementation, appraisal or valuation services or those involving the preparation of fairness opinions or contribution-in-kind reports, (4) actuarial services, (5) internal audit outsourcing services, (6) management services (7) human resource services, (8) investment advisory or banking services, (9) legal services and (10) expert services unrelated to the audit.

     Since January 1, 2003, we have approved 100% of the services described in the table above under "Audit-Related Fees", "Tax Fees", and "All Other Fees" in accordance with our pre-approval policy.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) DOCUMENTS FILED AS PART OF THIS REPORT:

1. FINANCIAL STATEMENTS

     The following reports and financial statements are filed herewith on the pages indicated and incorporated herein by reference:

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   58
Consolidated Balance Sheets at December 31, 2003 and 2002...   59
Consolidated Statements of Operations for Years 2003, 2002,
  and 2001..................................................   60
Consolidated Statements of Shareholder's Equity for Years
  2003, 2002 and 2001.......................................   61
Consolidated Statements of Cash Flows for Years 2003, 2002
  and 2001..................................................   62
Notes to Consolidated Financial Statements..................   63

2. FINANCIAL STATEMENT SCHEDULE

     Schedule II -- Valuation and Qualifying Accounts is filed herewith as
Exhibit 99.4 and incorporated herein by reference.

3. EXHIBITS

     See (c) below.

(b) REPORTS ON FORM 8-K:

     Form 8-K furnished on November 6, 2003, relating to a press release dated November 6, 2003, which announced earnings for the quarter ended September 30, 2003, pursuant to Items 7 and 12.

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

Date: March 23, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and on the date indicated.

                    NAME                                         TITLE                         DATE
                    ----                                         -----                         ----



             /s/ MEL RHINELANDER                 Chairman of the Board, and               March 23, 2004
---------------------------------------------    Chief Executive Officer
               Mel Rhinelander                   (Principal Executive Officer)




            /s/ MARK W. DURISHAN                 Vice President, Chief Financial          March 23, 2004
---------------------------------------------    Officer,
              Mark W. Durishan                   Treasurer and Director
                                                 (Principal Financial and Accounting
                                                 Officer)




             /s/ PHILIP W. SMALL                 Executive Vice President, Chief          March 23, 2004
---------------------------------------------    Operating Officer and Director
               Philip W. Small

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

   10.9 Form of Executive Retiring Allowance Agreement entered into by Mel Rhinelander, and Richard L. Bertrand (Incorporated by reference to the Company's Registration Statement on Form
          S-4 (Registration No. 333-97293)).*

   10.10 Form of Addendum to Executive Retiring Allowance Agreement entered into by Mel Rhinelander (Incorporated by reference to the Company's Registration Statement on Form S-4
          (Registration No. 333-97293)).*

   21     Subsidiaries of the Company.

   31.1   Certification Pursuant to Section 302 of the Sarbanes-Oxley
          Act of 2002 -- Chairman of the Board and Chief Executive
          Officer

   31.2   Certification Pursuant to Section 302 of the Sarbanes-Oxley
          Act of 2002 -- Vice President, Chief Financial Officer and
          Treasurer

   32     Certifications Pursuant to Section 906 of the Sarbanes-Oxley
          Act of 2002 -- Chairman of the Board and Chief Executive
          Officer and Vice President, Chief Financial Officer and
          Treasurer

   99.1   Consent of KPMG LLP

   99.2   Schedule II -- Valuation and Qualifying Accounts.

---------------

* Represents a management contract or compensatory plan or arrangement.