Form 10-Q
period 2004-03-31
EXTENDICARE HEALTH SERVICES INC
filed 2004-05-13
CIK 1052024

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C 20549
                             ---------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended MARCH 31, 2004

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

                                   [ ] No [X]

      Common Stock - authorized 1,000 shares, $1.00 par value per share; issued and outstanding 947 shares as of May 11, 2004. All issued and outstanding shares of Common Stock are held indirectly by Extendicare Inc., a publicly traded Canadian company.

EXTENDICARE HEALTH SERVICES, INC.

                                      INDEX

                                                                                                                      PAGE
                                                                                                                      ----
PART I        FINANCIAL INFORMATION:
Item 1        Financial Statements:
              Condensed Consolidated Statements of Earnings for the Three Months Ended
                  March 31, 2004 and 2003.............................................................................  3
              Condensed Consolidated Balance Sheets, March 31, 2004 and December 31, 2003.............................  4
              Condensed Consolidated Statements of Cash Flows for the Three Months Ended
                    March 31, 2004 and 2003...........................................................................  5
              Notes to Condensed Consolidated Financial Statements....................................................  6
Item 2        Management's Discussion and Analysis of Financial Condition and Results of Operations................... 18
Item 3        Quantitative and Qualitative Disclosures About Market Risk.............................................. 39
Item 4        Controls and Procedures................................................................................. 40

PART II       OTHER INFORMATION:
Item 1        Legal Proceedings....................................................................................... 41
Item 2        Changes in Securities and Use of Proceeds............................................................... 41
Item 3        Defaults Upon Senior Securities......................................................................... 41
Item 4        Submission of Matters to a Vote of Security Holders..................................................... 41
Item 5        Other Information....................................................................................... 41
Item 6        Exhibits and Reports on Form 8-K........................................................................ 41

SIGNATURES............................................................................................................ 43

EXHIBIT INDEX......................................................................................................... 44

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                        EXTENDICARE HEALTH SERVICES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                 (IN THOUSANDS)

                                                      THREE MONTHS ENDED   THREE MONTHS ENDED
                                                        MARCH 31, 2004       MARCH 31, 2003
                                                      ------------------   ------------------
REVENUES:
  Nursing and assisted living facilities..........    $          224,426   $          204,805
  Outpatient therapy .............................                 2,665                2,644
  Other ..........................................                 4,410                3,977
                                                      ------------------   ------------------
                                                                 231,501              211,426
COSTS AND EXPENSES (INCOME):
  Operating ......................................               189,456              180,496
  General and administrative .....................                 7,490                7,838
  Lease costs ....................................                 2,264                2,251
  Depreciation and amortization ..................                 8,681                9,161
  Interest expense ...............................                 8,200                8,495
  Interest income ................................                (1,542)                (643)
  Loss on impairment of long-lived assets ........                 1,612                   --
  Loss on early retirement of debt ...............                   354                   --
                                                      ------------------   ------------------
                                                                 216,515              207,598
                                                      ------------------   ------------------
EARNINGS BEFORE INCOME TAXES .....................                14,986                3,828
  Income tax expense .............................                 5,639                1,540
                                                      ------------------   ------------------
NET EARNINGS .....................................    $            9,347   $            2,288
                                                      ==================   ==================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        EXTENDICARE HEALTH SERVICES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2004 AND DECEMBER 31, 2003
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                             MARCH 31,     DECEMBER 31,
                                                                                               2004            2003
                                                                                          --------------   -----------
ASSETS
Current Assets:
  Cash and cash equivalents............................................................   $       47,893   $     48,855
  Accounts receivable, less allowances of $12,157
     and $11,692, respectively.........................................................           93,859         95,338
  Assets held under Divestiture Agreement..............................................           33,723         33,723
  Supplies, inventories and other current assets.......................................            8,692          7,436
  Deferred state income taxes..........................................................            5,017          4,260
  Due from shareholder and affiliates:
     Federal income taxes receivable...................................................            3,017          8,121
     Deferred federal income taxes.....................................................           25,614         22,584
     Other.............................................................................            6,534          7,010
                                                                                          --------------   ------------
       Total current assets............................................................          224,349        227,327
Property and equipment, net............................................................          449,638        448,743
Goodwill and other intangible assets, net..............................................           75,407         75,193
Other assets...........................................................................           78,291         82,086
                                                                                          --------------   ------------
     Total Assets......................................................................   $      827,685   $    833,349
                                                                                          ==============   ============
LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Current maturities of long-term debt.................................................   $        1,276   $      1,223
  Accounts payable.....................................................................           17,235         20,672
  Accrued liabilities..................................................................          101,215        101,614
  Deposits held under Divestiture Agreement............................................           30,000         30,000
  Current portion of accrual for self-insured liabilities..............................           18,000         18,000
  Income taxes payable.................................................................            1,500             23
                                                                                          --------------   ------------
       Total current liabilities.......................................................          169,226        171,532

Accrual for self-insured liabilities ..................................................           25,601         27,063
Long-term debt.........................................................................          378,961        391,695
Deferred state income taxes............................................................            7,365          7,343
Other long-term liabilities............................................................           11,573         11,082
Due to shareholder and affiliates:
   Deferred federal income taxes.......................................................           38,853         38,490
   Other...............................................................................            3,484          3,484
                                                                                          --------------   ------------
       Total liabilities...............................................................          635,063        650,689
                                                                                          --------------   ------------
Shareholder's Equity:
  Common stock, $1 par value, 1,000 shares authorized,
      947 shares issued and outstanding................................................                1              1
  Additional paid-in capital...........................................................          208,787        208,787
  Accumulated other comprehensive income...............................................            1,600            985
  Accumulated deficit..................................................................          (17,766)       (27,113)
                                                                                          --------------   ------------
      Total Shareholder's Equity.......................................................          192,622        182,660
                                                                                          --------------   ------------
      Total Liabilities and Shareholder's Equity.......................................   $      827,685   $    833,349
                                                                                          ==============   ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        EXTENDICARE HEALTH SERVICES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                 (IN THOUSANDS)

                                                           THREE MONTHS ENDED   THREE MONTHS ENDED
                                                             MARCH 31,2004        MARCH 31, 2003
                                                           ------------------   ------------------
OPERATING ACTIVITIES:
Net earnings ...........................................   $            9,347   $            2,288
Adjustments to reconcile net earnings to net cash
   provided by operating activities:
      Depreciation and amortization ....................                8,681                9,161
      Amortization of deferred financing costs .........                  377                  378
      Provision for uncollectible accounts receivable...                3,184                2,335
      Provision for self-insured liabilities ...........                1,650                1,500
      Payment of self-insured liability claims .........               (3,112)              (5,617)
      Deferred income taxes ............................               (3,811)                 569
      Loss on impairment of long-lived assets ..........                1,612                   --
      Loss on early retirement of debt .................                  354                   --
Changes in assets and liabilities:
      Accounts receivable ..............................               (1,557)                 625
      Supplies, inventories and other current assets ...               (1,255)              (1,866)
      Accounts payable .................................               (3,437)               1,589
      Accrued liabilities ..............................                 (606)              (6,214)
      Income taxes payable/receivable ..................                1,477                  147
      Current due to shareholder and affiliates ........                5,580                 (370)
                                                           ------------------   ------------------
       Cash provided by operating activities ...........               18,484                4,525
                                                           ------------------   ------------------
INVESTING ACTIVITIES:
      Payments for acquisitions ........................               (2,129)                  --
      Payments for new construction projects ...........               (3,800)                 (31)
      Payments for purchase of property and equipment ..               (5,345)              (4,709)
      Proceeds from sale of property and equipment .....                    4                   17
      Changes in other non-current assets...............                4,031                  373
                                                           ------------------   ------------------
       Cash used in investing activities ...............               (7,239)              (4,350)
                                                           ------------------   ------------------
FINANCING ACTIVITIES:
      Payments of long-term debt .......................              (13,397)                (129)
      Proceeds from issuance of long-term debt .........                  706                   --
      Other long-term liabilities ......................                  484                  506
                                                           ------------------   ------------------
       Cash (used in) provided by financing activities..              (12,207)                 377
                                                           ------------------   ------------------
Increase (decrease) in cash and cash equivalents .......                 (962)                 552
Cash and cash equivalents, beginning of period .........               48,855               24,360
                                                           ------------------   ------------------
Cash and cash equivalents, end of period ...............   $           47,893   $           24,912
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

BASIS OF PRESENTATION

      The accompanying condensed consolidated financial statements as of, and for the three months ended March 31, 2004 and 2003 are unaudited and have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete statements. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. The condensed consolidated balance sheet information as of December 31, 2003 has been derived from audited financial statements.

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

      These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2003 contained in the Company's Annual Report on Form 10-K. Certain reclassifications have been made to the 2003 condensed consolidated financial statements to conform to the presentation for 2004.

2.    ACQUISITIONS AND NEW DEVELOPMENTS

      On February 12, 2004, the Company acquired a skilled nursing facility in Washington, which was previously leased, for $1.4 million.

      The Company completed two development projects involving additions to existing facilities. In February 2004, the Company opened 16 units in an assisted living facility in Kentucky and in March 2004, opened 20 nursing beds in a skilled nursing facility in Wisconsin.

      On December 31, 2003 the Company acquired one skilled nursing facility (99 beds) in Wisconsin for $4.1 million in cash.

4.    ASSETS (AND DEPOSITS HELD) UNDER DIVESTITURE AGREEMENT

Assets Held Under Divestiture Agreement

      In September 2000, the Company disposed of eleven Florida nursing facilities (1,435 beds) and four Florida assisted living facilities (135 units) to Greystone Tribeca Acquisition, L.L.C. ("Greystone") for initial cash proceeds of $30.0 million and contingent consideration in the form of a $10.0 million Vendor Take Back note and two other contingent and interest bearing notes. The three notes have an aggregate potential value of up to $30.0 million plus interest. The notes were due in March 2004 and would have been retired out of the proceeds from the sale or refinancing of the facilities by Greystone. For the period September 2000 through March 2004, the Company retained the right of first refusal to repurchase the facilities. The Company also retained an option to repurchase the facilities until March 2003; however, the Company elected not to place an offer to repurchase the facilities. Upon maturity of the notes in March 2004, unless the facilities were sold or refinanced, the Company was entitled to receive the $10.0 million Vendor Take Back note and accrued interest pursuant to the terms of the Vendor Take Back and other contingent notes.

      In 2000, the option to repurchase along with the significant portion of the sales price being contingent, resulted in the disposition being accounted for as a deferred sale in accordance with SFAS No. 66 and, accordingly, there was no gain or loss recorded on the initial transaction. The fixed assets have been classified as "Assets held under Divestiture Agreement", and as of March 31, 2004, had a net book value of $33.7 million. As of December 31, 2003 the Company anticipated the final consideration to be received in 2004, and therefore the "Assets held under Divestiture Agreement" have been classified as a current asset as of December 31, 2003, and the Company ceased depreciating these assets as of January 1, 2004. Upon receipt of the final consideration, the Company will record the disposition of the assets and a gain based upon the difference between the total consideration received and the net book value of the Assets Held under the Divestiture Agreement.

Deposits Held Under Divestiture Agreement

      The initial cash proceeds of $30.0 million have been classified in the balance sheet as "Deposits held under Divestiture Agreement." Consistent with the reclassification of the Assets Held under Divestiture Agreement, the Deposits held under Divestiture Agreement have been classified as a current liability as of December 31, 2003 and March 31, 2004.

Subsequent Events

      For additional information pertaining to Assets (and Deposits Held) Under Divestiture Agreement, refer to Note 9 - Subsequent Events.

5.    OTHER ASSETS

Medicare and Medicaid Settlement Receivables

      For Medicare revenues earned prior to the implementation of Medicare Prospective Payment System ("PPS") on January 1, 1999 and for Medicaid programs with a retrospective reimbursement system, differences between revenues that the Company ultimately expects to realize from these programs and amounts received are reflected as accounts receivable, or as accrued liabilities when payments have exceeded revenues that the Company ultimately expects to realize. At March 31, 2004, accounts receivable from both Medicare and Medicaid state programs, net of a general contractual allowance, totaled $32.1 million (December 31, 2003
- $37.2 million). This amount includes $6.2 million (December 31, 2003 - $11.3 million), that is expected to be substantially collected within one year and is included within accounts receivable as a current asset. The remaining balance of $25.9 million (December 31, 2003 - $25.9 million) is reported within "Other Assets." The Company is pursuing collection of a number of outstanding Medicare and Medicaid settlement issues.

    For a specific staffing cost issue, a settlement of the first year of seven specific claim years was reached prior to the January 2003 Provider Reimbursement Review Board ("PRRB") hearing, and during 2003 the Company continued to negotiate the remaining years in dispute with the Fiscal Intermediary ("FI"). In January 2004, the Company negotiated and subsequently received a cash settlement of $5.6 million. The settlement did not result in a significant adjustment from the recorded receivable balance.

      For another specific Medicare receivable issue involving the allocation of overhead costs, the first of three specific claim years was presented to the PRRB at a hearing in January 2003. The hearing procedures were discontinued after the parties negotiated a methodology for resolution of the claim for one of the years in dispute. The negotiated settlement for this and other issues relating to the 1996 cost report year, resulted in no adjustment to the recorded receivable balance, and the Company subsequently collected $3.0 million from the FI. For the remaining two specific claim years, the Company continued to negotiate with the FI and failing a negotiated settlement, was prepared to proceed to a PRRB hearing scheduled in April 2004.

      The Company has a hearing scheduled in September 2004 for another Medicare receivable issue in dispute involving a Director of Nursing staff cost issue in the amount of $3.8 million.

Notes Receivable

      The Company holds $21.4 million in notes receivable due from Tandem Health Care Inc. ("Tandem"). For $17.4 million of the notes that resulted from the sale of properties in 2001 and 2002, the notes are due between April 2006 and May 2007. In February 2004, Tandem refinanced two of its nursing facilities and the Company subsequently received prepayment in full of $4.4 million of the notes receivable held in respect of these properties. The Company also holds a $4.0 million note from Tandem that, along with the $3.7 indemnification escrow funds, is due in December 2007.

Subsequent Events

      For additional information pertaining to Medicare and Medicaid Settlement Receivables, refer to Note 9 - Subsequent Events.

6.    LINE OF CREDIT AND LONG-TERM DEBT

Summary of Long-term Debt

      Long-term debt consisted of the following as of March 31, 2004 and December 31, 2003:

                                                                                   MARCH 31,   DECEMBER 31
                                                                                      2004         2003
                                                                                  -----------  -----------
                                                                                       (IN THOUSANDS)
Senior Notes due 2010...........................................................  $   149,685  $   149,676
Senior Subordinated Notes due 2007..............................................      200,000      200,000
Industrial Development Revenue Bonds, variable interest rates ranging from
  1.00% to 6.25%, maturing through 2014, secured by certain facilities..........       20,160       33,160
Mortgage notes payable, interest rates ranging from 3.0% to 10.5%, maturing
  through 2012..................................................................       10,368       10,054
Other, primarily capital lease obligations......................................           24           28
                                                                                  -----------  -----------
Long-term debt before current maturities........................................      380,237      392,918
Less current maturities.........................................................        1,276        1,223
                                                                                  ===========  ===========
Total long-term debt............................................................  $   378,961  $   391,695
                                                                                  ===========  ===========

      On June 28, 2002, the Company completed a private placement of $150 million of its 9.5% Senior Notes due July 1, 2010 (the "2010 Senior Notes"), which were issued at a discount of 0.25% of par to yield 9.54%. In January 2003, the Company completed its offer to exchange new 9.5% Senior Notes due 2010 that have been registered under the Securities Act of 1933 for the Notes issued in June 2002. The terms of the new 2010 Senior Notes are identical to the terms of the 2010 Senior Notes issued in June 2002 and are guaranteed by all existing and future active subsidiaries of the Company. Also on June 28, 2002, the Company entered into an interest rate swap agreement and an interest rate cap agreement. See Note 7 for the terms of the swap and cap agreements.

      Concurrent with the sale of the 2010 Senior Notes, the Company established a new five-year $105 million senior secured revolving credit facility (the "Credit Facility") that is used to back letters of credit and for general corporate purposes. Borrowings under the Credit Facility bear interest, at the Company's option, at the Eurodollar rate or the prime rate, plus applicable margins, depending upon the Company's leverage ratio. As of March 31, 2004 and December 31, 2003, the Company had no borrowings from the Credit Facility. The unused portion of the Credit Facility, that is available for working capital and corporate purposes, after reduction for outstanding letters of credit of $33.7 million, was $71.3 million as of March 31, 2004.

      The Credit Facility is secured by a perfected, first priority security interest in certain tangible and intangible assets and all of the Company's capital stock and the capital stock of the Company's subsidiary guarantors. The Credit Facility is also secured by a pledge of 65% of the voting shares of the voting stock of the Company and the Company's subsidiary guarantor's foreign subsidiaries, if any. The credit facility contains customary covenants and events of default and is subject to various mandatory prepayment and commitment reductions.

      The 2010 Senior Notes and the Credit Facility contain a number of covenants, including: restrictions on the payment of dividends by the Company; limitations on capital expenditures, investments, redemptions of the Company's common stock and changes of control of the Company; as well as financial covenants, including fixed charge coverage, debt leverage, and tangible net worth ratios. The Company is required to make mandatory prepayments of principal upon the occurrence of certain events, such as certain asset sales and certain issuances of securities. The Company is permitted to make voluntary prepayments at any time under the Credit Facility. The 2010 Senior Notes are redeemable at the option of the Company starting on July 1, 2006. The redemption prices, if redeemed during the 12-month period beginning on July 1 of the year indicated, are as follows:

                YEAR                 PERCENTAGE
----------------------------------   ----------
2006..............................      104.750%
2007..............................      102.375%
2008 and thereafter...............      100.000%

      The Company is in compliance with all of the financial covenants as of March 31, 2004.

      The Company has no independent assets or operations, the guarantees of the 2010 Senior Notes are full and unconditional, and joint and several, and any of the Company's subsidiaries that do not guarantee the 2010 Senior Notes are minor. There are no significant restrictions on the ability of the Company to obtain funds from its subsidiaries by loan or dividend.

      In December 1997, the Company issued $200 million of 9.35% Senior Subordinated Notes due 2007 (the "2007 Notes"). The 2007 Notes are unsecured senior subordinated obligations of the Company subordinated in right of payment to all existing and future senior indebtedness of the Company, which includes all borrowings under the Credit Facility as well as all indebtedness not refinanced by the Credit Facility. At March 31, 2004, Extendicare Inc. held $27.9 million of the 2007 Notes. The 2007 Notes mature on December 15, 2007. Interest on the 2007 Notes is payable semi-annually.

      The 2007 Notes are redeemable at the option of the Company. The redemption prices, if redeemed during the 12-month period beginning on December 15 of the year indicated, are as follows:

                YEAR                 PERCENTAGE
----------------------------------   ----------
2003..............................      103.117%
2004..............................      101.558%
2005 and thereafter...............      100.000%

Subsequent Events

      For additional information pertaining to the Company's line of credit and long-term debt, refer to Note 9 - Subsequent Events.

7.    ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Objectives and Strategies

      After the issuance of the 2010 Senior Notes in June 2002, all but $32 million of the Company's outstanding debt obligations have fixed interest rates. In June 2002, the Company entered into an interest rate swap (used to hedge the fair value of fixed-rate debt obligations) with a notional amount of $150 million maturing in December 2007. Under this swap, the Company pays a variable rate of interest equal to the one-month London Interbank Borrowing Rate ("LIBOR") (1.09% as of March 31, 2004), adjustable monthly, plus a spread of 4.805% and receives a fixed rate of 9.35%. Under the terms of the interest rate swap, the counterparty can call the swap upon 30 days notice. This swap is designated as a fair value hedge and, as a result, changes in the market value of the swap had no impact on the income statement during 2003 or 2004.

      Also in June 2002, the Company entered into an interest rate cap with a notional amount of $150 million maturing in December 2007. Under this cap, the Company pays a fixed rate of interest equal to 0.24% and receives a variable rate of interest equal to the excess, if any, of the one-month LIBOR rate, adjusted monthly, over the cap rate of 7%. Under the terms of the interest rate cap, the counterparty can call the cap upon 30 days notice. A portion of the interest rate cap with a notional amount of $19 million is designated as a hedging instrument (cash-flow hedge) to effectively limit possible increases in interest payments under variable-rate debt obligations. The remainder of the interest rate cap with a notional amount of $131 million is used to offset increases in variable-rate interest payments under the interest rate swap to the extent one-month LIBOR exceeds 7%. This portion of the interest rate cap is not designated as a hedging instrument under SFAS 133.

      The Company does not speculate using derivative instruments.

Quantitative Disclosures

      Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair-value hedge, along with the loss or gain on the hedged asset or liability of the hedged item that is attributable to the hedged risk, are recorded in earnings. Changes in the fair value of cash flow hedges are reported as Accumulated Other Comprehensive Income ("AOCI") as a component of Shareholder's Equity. Changes in the fair value of the portion of the interest rate cap not designated as a hedging instrument is reported in earnings. As of March 31, 2004, the fair value of the interest rate swap designated as a fair value hedge is an asset of $3.8 million and is offset by a liability of $3.8 million relating to the change in market value of the hedged item (long-term debt obligations). The fair value of the cash-flow hedges is a liability recorded in other long-term liabilities, which was $0.1 million as of March 31, 2004. A gain of $40,000 (net of income tax effect) was credited to AOCI for the three months ended March 31, 2004. The fair value of the portion of the interest rate cap not designated as a hedging instrument is a liability recorded in other long-term liabilities, which was $0.7 million as of March 31, 2004. None of the gains or losses in AOCI (net of income tax effect) related to the interest rate cap are expected to be reclassified into interest expense as a yield adjustment of the hedged debt obligation.

Subsequent Events

      For additional information pertaining to the Company's accounting for derivative instruments and hedging activities, refer to Note 9 - Subsequent Events.

8. GAIN ON DISPOSAL OF ASSETS, PROVISION FOR CLOSURE AND EXIT COSTS, AND IMPAIRMENT OF LONG-LIVED ASSETS

      The Company operates two nursing facilities that are adjacent to each other in Indiana, both of which require capital renovations. After evaluation of the respective operations, in March 2004 the Company made a decision, subject to State of

Indiana approval, to consolidate the two operations into one renovated facility. Upon completion of the renovations, the refurbished facility will accommodate all residents within both facilities, however, the total available beds will be decreased by 46. The consolidation of the two operations is expected to be complete by March 2005. As a result of the decision to close the one facility, the Company recorded a provision of $1.6 million for impairment of long-lived assets.

      Reserves for divested operations and facility closures primarily relate to provisions for the settlement of Medicare and Medicaid claims and other amounts with third parties. The settlement of such amounts depends on actions by those third parties and negotiations by the Company, and therefore may not be resolved within the next or several years. Below is a summary of activity of the accrued liabilities balance relating to divested operations and facility closures:

                                              MEDICARE,
                                              MEDICAID    RESIDENT AND
                                            AND SUPPLIER    EMPLOYEE
                                               CLAIMS        CLAIMS        OTHER        TOTAL
                                            ------------  ------------  -----------  -----------
                                                               (IN THOUSANDS)
Balance December 31, 2001................   $      1,896  $      2,305  $     3,801  $     8,002
  Cash Payments..........................           (863)       (1,051)      (2,777)      (4,691)
  Provisions (1).........................          7,066            64         (723)       6,407
                                            ------------  ------------  -----------  -----------
Balance December 31, 2002................          8,099         1,318          301        9,718
  Cash Payments..........................           (565)         (824)        (141)      (1,530)
  Provisions (2).........................           (897)           --           --         (897)
                                            ------------  ------------  -----------  -----------
Balance December 31, 2003................   $      6,637  $        494  $       160  $     7,291
  Cash Payments..........................           (264)           --           --         (264)
                                            ------------  ------------  -----------  -----------
Balance March 31, 2004...................   $      6,373  $        494  $       160  $     7,027
                                            ============  ============  ===========  ===========

(1) In 2002, provisions include a provision for closure and exit costs of $5.3 million and selling expenses of $1.2 million relating to the sale of Florida assets.

(2) In 2003, provisions include the write-off of $1.3 million of previously accrued Medicare claims receivable relating to discontinued operations.

9.    SUBSEQUENT EVENTS

Issuance of New 2014 Notes and Repayment of 2007 Notes

      On April 5, 2004, the Company commenced a tender offer to purchase any and all of its outstanding $200 million 2007 Notes. Approximately 61% of the 2007 Notes (which represents the percentage of 2007 Notes not owned by Extendicare Inc.) were tendered in the tender offer and repaid on April 22, 2004. The Company intends to redeem the 2007 Notes not tendered in the tender offer on May 24, 2004.

      On April 22, 2004, the Company issued $125 million aggregate principal amount of 6.875% Senior Subordinated Notes due May 1, 2014 (the "2014 Notes"), pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The 2014 Notes were issued at a price of 97.5001% of par to yield 7.23%.

      The net proceeds from the issuance of the 2014 Notes were approximately $117.4 million (net of a discount of $3.1 million and fees and expenses of $4.5 million). The Company used a portion of these net proceeds to purchase for cash approximately $104.9 million aggregate principal amount of the 2007 Notes tendered in the tender offer and it intends to use the remaining net proceeds, to, among other things, redeem any 2007 Notes not tendered in the tender offer and to pay related fees and expenses of the tender offer and redemption.

      The 2014 Notes are fully and unconditionally guaranteed on a senior subordinated basis by all of the Company's existing and future domestic significant subsidiaries, all of the Company's existing and future domestic subsidiaries that guarantee or incur any indebtedness and any other existing and future significant subsidiaries or restricted subsidiaries that guarantee or otherwise provide direct credit support for indebtedness of the Company or any of its domestic subsidiaries. The 2014 Notes and guarantees are general unsecured obligations of the Company and the Company's subsidiaries.

      On or after May 1, 2009, the Company may redeem all or part of the 2014 Notes, at the redemption prices (expressed as percentages of principal amount) listed below, plus accrued and unpaid interest, if any, to the date of redemption, if redeemed during the twelve-month period commencing on May 1 of the years set forth below:

                                               REDEMPTION
                    YEAR                         PRICE
                    ----                         -----
2009........................................      103.438%
2010........................................      102.292%
2011........................................      101.146%
2012 and thereafter.........................      100.000%

      Subject to the conditions of the tender offer, the holders of the 2007 Notes who validly tendered their 2007 Notes or whose 2007 Notes were redeemed by the Company are entitled to the premium that, in the aggregate, amounts to approximately $6.6 million. As a result of the tender offer, redemption and repayment of the 2007 Notes, in the second quarter of 2004, the Company will write-off deferred finance charges of approximately $2.4 million related to the 2007 Notes and incur legal costs estimated at $0.3 million. In addition, pursuant to termination of the Company's existing interest rate swap and cap agreements (discussed below), the Company will record a gain of approximately $3.3 million which will be recognized in the second quarter of 2004. The net after tax impact to "Accumulated Deficit" is a loss of approximately $3.9 million. Below is a summary of the adjustment to the Company's "Accumulated Deficit" account:

                                                                                (Dollars in
                                                                                 thousands)
                                                                                -----------
Tender premium...............................................................   $    (3,670)
Call premium.................................................................        (2,966)
Write-off of deferred finance charges........................................        (2,359)
Estimated legal expenses.....................................................          (250)
Gain on termination of interest rate swap and cap agreements.................         3,302
                                                                                -----------
Total before income taxes....................................................        (5,943)
Income taxes.................................................................         2,080
                                                                                -----------
Net impact to Accumulated deficit............................................   $    (3,863)
                                                                                ===========

Amendment and Restatement of Credit Facility

      In connection with the offering of the 2014 Notes, the Company amended and restated its current credit facility. The terms of the amended and restated credit facility included the following changes, among other things:

      -     a two year maturity extension, to June 28, 2009;

      - an additional $50.0 million of senior secured financing on a revolving basis, resulting in total borrowing capacity of $155.0 million;

      - an interest rate spread which ranges from the Eurodollar rate plus 2.50% per annum to 3.25% per annum or the base rate plus 1.50% per annum to 2.25% per annum, subject, in each case, to adjustments based on the Company's senior leverage ratio;

      - a commitment fee of 0.50% per annum on the undrawn capacity regardless of utilization;

      - a requirement that the Company maintain a maximum senior leverage ratio starting at 4.25 to 1 and reducing to 4.00 to 1 in 2007;

      - a requirement that the Company maintain a maximum senior secured leverage ratio starting at 2.25 to 1 and reducing to 2.00 to 1 in 2007; and

      - changes to the collateral securing the facility to permit the Company to substitute certain assets with other assets.

      The Company expects to borrow approximately $30.0 million under the amended and restated credit facility to partially fund the redemption of any and all of the outstanding $200.0 million 2007 Notes. Under the credit facility, "EBITDA" is defined as net income (loss) before income taxes, interest expense net of interest income, depreciation and amortization, and non-cash, non-recurring (gains) and losses, including disposal of assets, provision for closure and exit costs and other items, early retirement of debt and impairment of long-lived assets. Based on the Company's adjusted capitalization and EBITDA for the quarter ended March 31, 2004, all borrowings to be drawn under the amended and restated credit facility will initially bear interest at a rate per annum equal to:

      -     the Eurodollar rate plus 2.75%; or

      -     the Base Rate plus 1.75%,

and thereafter, in each case, subject to adjustments based on our senior leverage ratio.

Interest Rate Swap and Cap Agreements

      In April 2004, coterminous with the issuance of the 2014 Notes, the Company terminated its existing interest rate swap and cap agreements for an aggregate gain of approximately $3.3 million to be recognized in the second quarter of 2004. This swap was a hedge against the 2007 Notes. In addition, to hedge the Company's exposure to fluctuations in market value, on April 22, 2004, the Company entered into two new interest rate swap agreements and two new interest rate cap agreements relating to the 2010 Senior Notes and the 2014 Notes.

      With respect to the 2010 Senior Notes, the Company entered into an interest rate swap agreement expiring July 1, 2010 with a notional amount of $150.0 million. This agreement effectively converted up to $150.0 million of fixed interest rate indebtedness into variable interest rate indebtedness. Under the terms of this interest rate swap agreement, the counterparty can call the swap at any time on or after July 1, 2006 with payments as determined under the agreement. The Company also entered into an interest rate cap agreement expiring July 1, 2010 with a notional amount of $150.0 million. Under this cap agreement, the Company paid on April 22, 2004 an upfront fee of $3.5 million to the counterparty that will be amortized to interest expense over the term of the cap. The Company will receive a variable rate of interest equal to the excess, if any, of the six-month LIBOR rate, adjusted semi-annually, over the cap rate of 7%. The Company uses the interest rate cap to offset possible increases in interest payments under the interest rate swap agreement expiring July 1, 2010 caused by increases in market interest rates over a certain level. Under the terms of the interest rate cap agreement, the counterparty can call the cap if the interest rate swap agreement expiring July 1, 2010 is terminated.

      With respect to the 2014 Notes, on April 22, 2004, the Company entered into an interest rate swap agreement expiring May 1, 2014 with a notional amount of $125.0 million. This agreement effectively converted up to $125.0 million of fixed interest rate indebtedness into variable interest rate indebtedness. Under the terms of this interest rate swap agreement, the counterparty can call the swap at any time on or after May 1, 2009 with payments as determined under the agreement. The Company also entered into an interest rate cap agreement expiring May 1, 2014 with a notional amount of $125.0 million. Under this cap agreement, the Company pays a fixed rate of interest equal to 0.75% to the counterparty and receives a variable rate of interest equal to the excess, if any, of the six-month LIBOR rate, adjusted semi-annually, over the cap rate of 7%. The Company uses the interest rate cap to offset possible increases in interest payments under the interest rate swap agreement expiring May 1, 2014 caused by increases in market interest rates over a certain level. Under the terms of the interest rate cap agreement, the counterparty can call the cap if the interest rate swap agreement expiring May 1, 2014 is terminated.

Refinancing of Loan Resulting From Acquisition of Previously-leased Facilities

      On October 1, 2002 the Company completed a transaction in which it exercised its right to acquire seven previously-leased nursing facilities in the states of Ohio and Indiana for $17.9 million. The purchase price included cash of $7.4 million and a $10.5 million interest bearing 10-year note. The interest rate on the note was subject to negotiation and failing an agreement would have been settled through arbitration. In the latter part of 2003, the Company prepaid $4.5 million against the note and agreed to refinance the balance of the 10-year note. On April 15, 2004 the Company refinanced the facilities with mortgages whose interest rates vary with LIBOR, and repaid the remaining balance of the note due to the seller.

Settlement of Medicare Receivable Issue

      In April 2004, the Company reached a negotiated settlement with the FI in respect on the remaining two years of a specific issue involving the allocation of overhead costs. The settlement will result in the payment of approximately $7.7 million to the Company, of which $6.5 million will be received in May 2004 and the balance upon conclusion of resolution of other matters concerning the cost report years under appeal. There are certain matters related to the settlement and cost report years that were appealed that have to be resolved with the FI, which could influence the financial impact of the settlement. The Company anticipates that the resolution of these matters and the determination of the financial impact of the settlement, if any, will be recorded within the second quarter of 2004 financial results.

Settlement on Greystone Transaction

      In April 2004, the Company concluded negotiations with Greystone and as a result will receive the final consideration of $10.0 million on the Vendor Take Back note plus $2.6 million of interest, and therefore complete the September 2000 Divestiture Agreement. The interest payment was received on April 29, 2004 and the $10.0 million note payment will be received in June 2004. The initial transaction in 2000 was treated as a deferred sale, as a significant portion of the proceeds was contingent, and the Company held an option to repurchase the facilities. The finalization of this transaction will result in the recognition in the second quarter of 2004 of a pre-tax gain from the sale of assets of $4.8 million and interest income of $1.6 million.

Opening of New Assisted Living Facility

      On May 1, 2004, the Company opened a new assisted living facility (40 units) in Chippewa Falls, Wisconsin.

10.   COMPREHENSIVE INCOME

            Comprehensive Income is as follows for the periods shown:

                                                                         THREE MONTHS    THREE MONTHS
                                                                            ENDED           ENDED
                                                                        MARCH 31, 2004   MARCH 31, 2003
                                                                        --------------   --------------
                                                                                (IN THOUSANDS)
NET EARNINGS ........................................................   $        9,347   $        2,288

OTHER COMPREHENSIVE INCOME:
    Unrealized gain on investments, before tax.......................              958            1,123
    Gain on cash flow hedges, before tax.............................               67               14
                                                                        --------------   --------------
    Other comprehensive income, before tax...........................            1,025            1,137
    Income tax provision related to items of other
        comprehensive income ........................................             (410)            (445)
                                                                        --------------   --------------
    Other comprehensive income, net of tax...........................              615              692
                                                                        --------------   --------------
 COMPREHENSIVE INCOME................................................   $        9,962   $        2,980
                                                                        ==============   ==============

11.   COMMITMENTS AND CONTINGENCIES

Capital Expenditures

      As of March 31, 2004, the Company had capital expenditure purchase commitments outstanding of approximately $8.6 million. During the first quarter of 2004, the Company completed and opened an addition to a nursing facility (20 beds) and an addition to an assisted living facility (16 units) with a total cost of approximately $3.5 million. In addition, the Company has entered into construction agreements for additions to one nursing facility (18 beds), additions to three assisted living facilities (71 units) and the construction of one free-standing assisted living facility (40 units), which was opened on May 1, 2004. The Company expects one of the remaining four projects to be completed in 2004 and the other three projects in early 2005. The total cost of these five projects is approximately $11.7 million and purchase commitments of $6.8 million are outstanding.

      The Company has also approved eight additional development projects, which are expected to be completed in 2005 or later, that will expand or add to our assisted living facilities (329 units). The total cost of these eight projects is approximately $36.3 million and $1.5 million of purchase commitments are outstanding.

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

      In 2001, the Company and Omnicare brought a matter to arbitration involving a "per diem" pricing rate billed for managed care residents. This matter was subsequently settled and amounts reflected in the financial results. The parties are currently negotiating the pricing of drugs for Medicare residents for the years 2001 and 2002, and should this matter not be settled, the matter will be taken to arbitration. Provisions for settlement of this claim are included within the financial statements.

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

Regulatory Risks

      All providers are subject to surveys and inspections by state and federal authorities to ensure compliance with applicable laws and licensure requirements of the Medicare and Medicaid programs. The survey process is intended to review the actual provision of care and services, and remedies for assessed deficiencies can be levied based upon the scope and severity of the cited deficiencies. Remedies range from the assessment of fines to the withdrawal of payments under the Medicare and Medicaid programs. Should a deficiency not be addressed through a plan of correction, a facility can be decertified from the Medicare and Medicaid program. As of March 31, 2004, the Company has certain facilities under plans of correction. While it is not possible to estimate the final outcome of the required corrective action, the Company has accrued for known costs.

12.   UNCERTAINTIES AND CERTAIN SIGNIFICANT RISKS

Revenues

      The Company's earnings are highly contingent on Medicare and Medicaid funding rates, and the effective management of staffing and other costs of operations that are strictly monitored through state and federal regulatory authorities. The Company is unable to predict whether the federal or any state government will adopt changes in their reimbursement systems, or if adopted and implemented, what effect such initiatives would have on the Company. Limitations on Medicare and Medicaid reimbursement for healthcare services are continually proposed. Changes in applicable laws and regulations could have an adverse effect on the levels of reimbursement from governmental, private and other sources.

      Prior to October 1, 2002, the incremental Medicare relief packages received from the Balanced Budget Refinement Act ("BBRA") and the Benefits Improvement and Protection Act ("BIPA") provided a total of $2.7 billion in temporary Medicare funding enhancements to the long-term care industry. The funding enhancements implemented by the BBRA and BIPA fall into two categories. The first category is "Legislative Add-ons" which included a 16.66% add-on to the nursing component of the Resource Utilization Groupings ("RUGs") rate and the 4% base adjustment. On September 30, 2002, the Legislative Add-ons expired, or "Medicare Cliff", resulting in a reduction in Medicare rates for all long-term care providers and a reduction of approximately $16.7 million per annum in Medicare funding for the Company.

      The second category is "RUGs Refinements" which involves an initial 20% add-on for 15 RUGs categories identified as having high intensity, non-therapy ancillary services. The 20% add-ons from three RUGs categories were later redistributed to 14 rehabilitation categories at an add-on rate of 6.7% each. In April 2002, the Centers for Medicare and Medicaid Services ("CMS") announced that it would delay the refinement of the RUGs categories thereby extending the related funding enhancements until September 30, 2003. In May 2003, CMS released a rule to maintain the current RUGs classification until October 1, 2004. Further to, but independent of this, Congress enacted legislation directing CMS to conduct a study on the RUGs classification system and report its recommendations by January 2005. The implementation of a RUGs refinement change, where all or part of the enhancement is discontinued, could have a significant impact on the Company. Based upon the Medicare case mix and census for the quarter ended March 31, 2004, the Company estimates that it received an average $25.27 per resident day, which on an annualized basis amounts to $20.5 million related to the RUGs Refinements.

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

      As of March 31, 2004, the States of Pennsylvania, Indiana, Oregon and Washington have proposed state plan amendments and waivers pertaining to the fiscal year commencing July 1, 2003 that are awaiting review and approval by CMS. As the state plan amendments and waivers have not been approved, the Company has recorded revenues based upon amounts received. Based upon the final and CMS approved state plan amendments and waivers, changes in Medicaid rates and any associated provider taxes could result in adjustments to earnings for the period from July 1, 2003 to March 31, 2004.

Interests in Unrelated Long Term Care Providers

      Through the divestiture program in Texas and Florida, the Company has assumed notes from the purchasers and retained ownership of certain nursing home properties, which the Company leases to other unrelated long-term care providers. In aggregate, as of March 31, 2004, the Company had $17.0 million in notes and $7.0 million in non-current amounts receivable due from unrelated long-term care providers in Florida and Texas; and owns $15.4 million in nursing home properties in Texas and Florida. For the three months ended March 31, 2004 and 2003, the Company earned $1.6 million and $1.4 million, respectively, in management and consulting fees, and $0.6 million and $0.4 million, respectively, in rental revenue from unrelated long-term care operators that were operating in properties owned by the Company as of March 31, 2004. As a result, the earnings and cash flow of the Company can be influenced by the financial stability of these unrelated long-term operators.

Medicare and Medicaid Receivables

      The Company is attempting to settle a number of outstanding Medicare and Medicaid receivables. Normally such items are resolved during an annual audit process and no provision is required. However, where differences exist between the Company and the FI, the Company may record a general provision. The Company continues to negotiate on the remaining issues and when appropriate seek resolution from the PRRB. No adjustment to the receivable amount can be determined until negotiations are concluded on a majority of issues that are involved in the cost reporting years under appeal. Though the Company remains confident that it will successfully settle the issues, an unsuccessful conclusion could negatively impact the Company's earnings and cash flow. As of March 31, 2004 and December 31, 2003 the Company had $46.1 million and $51.2 million, respectively, of gross Medicare and Medicaid settlement receivables with a related contractual allowance of $14.0 million at both dates. The net amount receivable represents the Company's estimate of the amount collectible on Medicare and Medicaid prior period cost reports.

Accrual for Self-Insured Liabilities

      The Company had $43.6 million and $45.1 million in accruals for self-insured liabilities as of March 31, 2004 and December 31, 2003, respectively. Though the Company has been successful in exiting from the states of Texas and Florida and limiting future exposure to general liability claims in these states, the timing and eventual settlement costs for these claims cannot be precisely defined.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      We are one of the largest providers of long-term care and related services in the United States. Through our subsidiary network of geographically clustered facilities, we offer a continuum of healthcare services, including skilled nursing care, assisted living and related medical specialty services, such as subacute care and rehabilitative therapy. As of March 31, 2004, we operated or managed 186 long-term care facilities with 16,901 beds in 13 states, of which 147 were skilled nursing facilities with 15,030 beds and 39 were assisted living and retirement facilities with 1,871 units. We also provided consulting services to 72 facilities with 8,839 beds in five states. In addition, we operated 24 outpatient rehabilitation clinics in four states. We receive payment for our services from Medicare, Medicaid, private insurance, self-pay residents and other third party payors.

FORWARD-LOOKING STATEMENTS

      This Form 10-Q report contains forward-looking statements that are intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding anticipated financial performance, business strategy and goals for future operations, are forward-looking statements. These forward-looking statements can be identified as such because the statements generally include words such as "expect," "intend," "believe," "anticipate," "estimate," "plan" or "objective" or other similar expressions. These forward-looking statements reflect our beliefs and assumptions, and are based on information currently available to us. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results, performance or achievements or industry results to be materially different from those expressed in, or implied by, these statements. Some, but not all, of the risks and uncertainties include those described in the "Risk Factors " section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and include the following:

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

All forward-looking statements contained in this Form 10-Q are expressly qualified in their entirety by the cautionary statements set forth or referred to above. We assume no obligation to update any forward-looking statement.

EXECUTIVE OVERVIEW

      Our business strategy and competitive strengths remain unchanged from that outlined in Item 1 of our Annual Report on Form 10-K. Our key business goals are to:

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

      In the first quarter of 2004, we continued to improve Medicare average daily census, while our total census remained comparable to the prior year. We completed two of the seven renovation projects in the first quarter of 2004, which increased operational capacity at one nursing and one assisted living facility. And in May 2004, we opened a new (40 units) assisted living facility. The remaining projects continue to be on schedule, one of which is to be completed in 2004 and the three other projects in early 2005. We also have approved eight additional development projects to be completed in 2005 or later that will expand or add 329 units to our assisted living facilities. We expect to close on an acquisition of five nursing facilities (423 beds) in Indiana and Wisconsin by the end of May 2004.

      We initiated and completed after the end of the first quarter of 2004 several transactions that will improve our operating cash flow and cash resources. In April 2004, we issued $125 million of 6.875% Senior Subordinated Notes due 2014, or the 2014 Notes, and will use the proceeds to purchase for cash all $200 million of the 9.35% Senior Subordinated Notes due 2007. After terminating our existing swap and cap agreements, we entered into two new swap and cap agreements and amended our Credit Facility. As a result of the debt refinancing, we will lower our long-term debt from $380.2 million as at March 31, 2004 to $332.1 million; and reduce our weighted average interest rate to approximately 5.1%, as compared to 7.7% as at March 31, 2004. At, and subject to, these current interest rates and debt levels, the refinancing of our debt will result in annual interest savings of approximately $12.4 million.

      In February 2004, we received prepayment in full of $4.4 million of notes receivable from Tandem Health Care, Inc. or Tandem. In January 2004, we negotiated and subsequently received a cash settlement of $5.6 million, for all remaining years of a Medicare settlement receivable involving a staffing cost matter. In April 2004, we reached a negotiated settlement with our Fiscal Intermediary, or FI, on one Medicare settlement receivable issue that will result in the collection of approximately $7.7 million, of which $6.5 million will be received in May 2004. In April 2004, we concluded negotiations with Greystone Tribeca Acquisition, L.L.C., or Greystone, and received on April 29, 2004 interest on the notes of $2.6 million and will receive by June 2004 payment on the $10.0 million Vendor Take Back note.

      We operate in a competitive marketplace and depend substantially on revenues derived from governmental third-party payors, with the remainder of our revenues derived from commercial insurers, managed care plans, and private individuals. The on-going pressures from Medicare and state Medicaid programs, along with other payors seeking to control costs and/or limit reimbursement rates for medical services, are but one of the business risks that we face as outlined in detail within Item 1 of our Annual Report on Form 10-K. We also operate in a heavily regulated industry, subject to the scrutiny of federal and state regulators. Each of our facilities must comply with regulations regarding staffing levels, resident care standards, occupational health and safety, resident confidentiality, billing and reimbursement, environmental and biological and other standards. Government agencies have steadily increased their enforcement activity over the past several years. As a result, we are continually allocating increased resources to ensure compliance and respond to inspections, investigations and/or enforcement actions. Federal law requires each state to have a Medicaid Fraud Control Unit, which is responsible for investigating provider fraud and resident abuse in Medicaid funded facilities. We are aware of investigations by these units involving one facility each in Kentucky and Wisconsin. The investigations have not been sufficiently developed to enable us to predict an outcome.

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

Nursing facilities

      Within our nursing facilities, we generate our revenue from Medicare, Medicaid and private pay sources. Medicaid rates are generally lower than rates earned from Medicare, private, commercial insurance and other sources, and therefore, an important performance measurement is "quality mix", which is defined as revenues or census earned from payor sources other than from Medicaid programs. The following table sets forth our Medicare, Medicaid and private pay sources of revenue of our nursing facilities by percentage of total revenue and the level of quality mix presented on a same facility basis. These percentages are the same when including all nursing facilities.

                                         PERCENTAGE OF TOTAL
                                          NURSING REVENUES
                                          FOR THREE MONTHS
                                            ENDED MARCH 31
                                         -------------------
                                         2004           2003
                                         -----         -----
Medicare...............................   32.7%         28.8%
Private and other......................   17.8%         18.6%
                                         -----         -----
   Quality Mix.........................   50.5%         47.4%
Medicaid...............................   49.5%         52.6%
                                         -----         -----
   Total...............................  100.0%        100.0%
                                         =====         =====

Nursing and Assisted Living Facilities

      Within our assisted living facilities, we generate our revenue primarily from private pay sources, with a small portion earned from Medicaid where states offer such programs. The following table sets forth our Medicare, Medicaid and private pay sources of revenues for all nursing and assisted living facilities by percentage of total revenue and the level of Quality Mix:

                                               PERCENTAGE OF TOTAL NURSING AND ASSISTED LIVING REVENUES
                                                          FOR THREE MONTHS ENDED MARCH 31
                                               --------------------------------------------------------
                                                 FOR ALL FACILITIES               SAME FACILITY BASIS
                                               ----------------------          ------------------------
                                                2004            2003            2004               2003
                                               ------          ------          ------            ------
Medicare.....................................    31.3%           27.5%           31.2%             27.5%
Private and other............................    21.1%           22.0%           21.1%             22.0%
                                               ------          ------          ------            ------
   Quality Mix...............................    52.4%           49.5%           52.3%             49.5%
Medicaid.....................................    47.6%           50.5%           47.7%             50.5%
                                               ------          ------          ------            ------
   Total.....................................   100.0%          100.0%          100.0%            100.0%
                                               ======          ======          ======            ======

Other Revenues

      We derive outpatient therapy revenues by providing rehabilitation therapy services to outside third parties at our clinics. The revenue sources are primarily HMO's and commercial insurance, workers compensation, Medicare, Medicaid and other sources, including self-pay clients. Management and consulting fees are paid directly from the long-term care organizations that we are contracted to provide services with.

LEGISLATIVE ACTIONS AFFECTING REVENUES

Balanced Budget Refinement Act and Temporary Funding Enhancements

      Prior to October 1, 2002, the incremental Medicare relief packages received from the Balanced Budget Refinement Act, or BBRA, and the Benefits Improvement and Protection Act, or BIPA, provided a total of $2.7 billion in temporary Medicare funding enhancements to the long-term care industry. The funding enhancements implemented by BBRA and BIPA fall into two categories. The first category is "Legislative Add-ons," which includes a 16.66% add-on to the nursing component of the Resource Utilization Groupings, or RUGs rate and a 4% base adjustment. The Legislative Add-ons expired on September 30, 2002, hereafter referred to as the "Medicare Cliff", resulting in a reduction of approximately $16.7 million per annum in Medicare funding for our skilled nursing facilities. The second category is "RUGs Refinements" which involved an initial 20% add-on for 15 RUGs categories identified as having high intensity, non-therapy ancillary services. Twenty percent add-ons from three RUGs categories were later redistributed to 14 rehabilitation categories at an add-on rate of 6.7% each.

Administrative Fix - October 1, 2003

      Effective October 1, 2003, the Centers for Medicare and Medicaid Services, or CMS, increased Medicare rates by 6.26% reflecting (1) a cumulative forecast correction or Administrative Fix to correct past years under-funded rate increases, which increased the Federal base payment rates by 3.26%, and (2) the annual market basket increase of 3.0%. We estimated that based on the Medicare case mix for the nine month period ended September 30, 2003, these Medicare rate increases would add approximately $18.45 per Medicare day. Based upon the Medicare case mix and census in the first quarter of 2004, the impact of the 6.26% Medicare rate increase increased our revenues by $3.7 million, offset by higher labor and other operating costs. In order to maintain their commitment to Senator Grassley and CMS in providing the Administrative Fix, in October 2003 the Alliance for Quality Nursing Home Care (which is a membership of large long-term care providers) and the American Health Care Association, or AHCA, announced its support to spend the Administrative Fix over the next fiscal period on direct care and services for its residents. In October 2003, CMS published notice to skilled nursing facilities that within future cost reports, it will require confirmation that the Administrative Fix funding was spent on direct patient care and related expenses.

Future Medicare Changes

      With respect to the RUGs Refinements, in April 2002, CMS announced that it would delay the refinement of the RUGs categories thereby extending the related funding enhancements until September 30, 2003. In May 2003, CMS released a rule to maintain the current RUGs classification until October 1, 2004. Further to, but independent of this, Congress enacted legislation directing CMS to conduct a study on the RUGs classification system and report its recommendations by January 2005. Based upon the Medicare case mix and census for the quarter ended March 31, 2004, we estimate that we received an average $25.27 per resident day, which on an annualized basis amounts to $20.5 million related to the RUGs Refinements. The implementation of a RUGs refinement change, where all or part of the enhancement is discontinued, could have a significant impact on us.

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

Medicaid Rates Subject to CMS Approval

      Some of the states in which we operate, including Pennsylvania, Indiana, Oregon and Washington have submitted proposed state plan amendments and waivers pertaining to the fiscal year commencing July 1, 2003 which are awaiting review and approval by CMS. The retrospective plan amendments and waivers seek to increase the level of federal funding for the states' Medicaid programs and, if approved, would result in providing skilled nursing facilities with revenue rate increases to offset new or increased provider taxes. Since the plan amendments and waivers have not been approved, we have recorded revenues based upon amounts received. In Pennsylvania, should CMS approve the State's plan amendment and waiver as submitted, incremental earnings, net of the provider tax, of $2.8 million could be recorded in 2004 pertaining to the nine month period ended March 31, 2004. Without approval, we could record a negative adjustment to earnings of up to $4.5 million in 2004 pertaining to this same nine-month period. In Indiana, approval of the original amendment and waiver submitted could result in the recording of net incremental earnings of $2.3 million in 2004 pertaining to the nine-month period ended March 31, 2004, and there would be no impact if the plan were not approved. In Washington, the state has proceeded to implement the provider tax and fund the incremental Medicaid rates, while seeking approval from CMS on their proposal. If the plan is not approved, a retroactive negative adjustment of no greater than $0.5 million to earnings may be required. The impact of Oregon's plan amendment and waiver is not significant to us. We anticipate that amendments will be made to the original plans submitted to CMS and cannot, therefore, predict the outcome of these plan submissions or their impact on us and our results of operations. Based upon the final CMS approved state plan amendments and waivers, changes in Medicaid rates and any associated provider taxes could result in adjustments to earnings for the period from July 1, 2003 to March 31, 2004.

SIGNIFICANT EVENTS AND DEVELOPMENTS

EVENTS OF 2004 QUARTER

      Medicare average daily census for the three months ended March 31, 2004, or 2004 quarter, increased to 2,206 from 1,966 for the three months ended March 31, 2003, or 2003 quarter, on a same facility basis, representing a 12.2% increase over 2003. Total average daily census for the 2004 quarter increased slightly to 12,880 from 12,875 for 2003 quarter on a same facility basis. The improvement in Medicare census was the direct result of a number of our initiatives, including the implementation of consistent admission practices, the Medicare certification of all our nursing facility beds and senior management's focus on census, all of which drove the improved financial results for the 2004 quarter.

      Our financial results include the operations of one newly acquired facility in Wisconsin that was purchased on December 31, 2003. On February 12, 2004, we acquired a skilled nursing facility in Washington, which we had previously leased, for $1.4 million. In the 2004 quarter, we completed for a total cost of $3.5 million two development projects involving additions to existing facilities adding 16 units to one assisted living facility in Kentucky and 20 nursing beds to one nursing facility in Wisconsin. We commenced managing two new nursing facilities and transferred management responsibilities to another long-term care provider, while retaining consulting services for nine facilities.

      In March 2004 we concluded the evaluation of two nursing facilities that operate adjacent to one another in Indiana, both of which require capital renovations. After evaluation of the respective operations, we made a decision, subject to State of Indiana approval, to consolidate the two operations into one renovated facility, that upon completion, will accommodate all residents within both facilities however decrease the total available nursing beds by 46. The consolidation of the two operations is expected to be completed by March 2005. As a result of the decision to close the one facility, we have recorded a provision of $1.6 million for impairment of long-lived assets.

      In February 2004, Tandem refinanced two of its skilled nursing facilities and we subsequently received prepayment in full of $4.4 million of notes receivable held in respect of certain properties. In February 2004, we prepaid in full two Industrial Development Revenue Bonds totaling $13.0 million. The repayment of this debt resulted in a charge to earnings of $0.4 million to write-off deferred financing costs.

EVENTS SUBSEQUENT TO 2004 QUARTER

Issuance of New 2014 Notes and Repayment of 2007 Notes

      On April 5, 2004, we commenced a tender offer to purchase any and all of its outstanding $200 million 2007 Notes. Approximately 61% of the 2007 Notes (which represents the percentage of 2007 Notes not owned by Extendicare Inc.) were tendered in the tender offer and repaid on April 22, 2004. We intend to redeem the 2007 Notes not tendered in the tender offer on May 24, 2004.

      On April 22, 2004, we issued $125 million aggregate principal amount of 6.875% Senior Subordinated Notes due May 1, 2014, or 2014 Notes, pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The 2014 Notes were issued at a price of 97.5001% of par to yield 7.23%.

      The net proceeds from the issuance of the 2014 Notes were approximately $117.4 million (net of a discount of $3.1 million and fees and expenses of $4.5 million). We used a portion of these net proceeds to purchase for cash approximately $104.9 million aggregate principal amount of the 2007 Notes tendered in the tender offer and we intend to use the remaining net proceeds, to, among other things, redeem any 2007 Notes not tendered in the tender offer and to pay related fees and expenses of the tender offer and redemption.

      The 2014 Notes are fully and unconditionally guaranteed on a senior subordinated basis by all of our existing and future domestic significant subsidiaries, all of our existing and future domestic subsidiaries that guarantee or incur any indebtedness and any other existing and future significant subsidiaries or restricted subsidiaries that guarantee or otherwise provide direct credit support for indebtedness of ours or any of our domestic subsidiaries. The 2014 Notes and guarantees are our and our subsidiary guarantors' general unsecured obligations.

      On or after May 1, 2009, we may redeem all or part of the 2014 Notes, at the redemption prices (expressed as percentages of principal amount) listed below, plus accrued and unpaid interest, if any, to the date of redemption, if redeemed during the twelve-month period commencing on May 1 of the years set forth below:

                                      REDEMPTION
           YEAR                          PRICE
           ----                          -----
2009.......................            103.438%
2010.......................            102.292%
2011.......................            101.146%
2012 and thereafter........            100.000%

      Subject to the conditions of the tender offer, the holders of the 2007 Notes who validly tendered their 2007 Notes or whose 2007 Notes were redeemed by us are entitled to the premium that, in the aggregate, amounts to approximately $6.6 million. As a result of the tender offer, redemption and repayment of the 2007 Notes, in the second quarter of 2004, we will write-off deferred finance charges of approximately $2.4 million related to the 2007 Notes and incur legal costs estimated at $0.3 million. In addition, pursuant to termination of our existing interest rate swap and cap agreements (discussed below), we will record a gain of approximately $3.3 million which will be recognized in the second quarter of 2004. The net after tax impact to "Accumulated Deficit" is a loss of approximately $3.9 million. Below is a summary of the adjustment to our "Accumulated Deficit" account:

                                                       (Dollars in
                                                        thousands)
                                                        ----------
Tender premium.....................................    $   (3,670)
Call premium.......................................        (2,966)
Write-off of deferred finance charges..............        (2,359)
Estimated legal expenses...........................          (250)
Gain on termination of interest rate swap and
   cap agreements..................................         3,302
                                                       ----------
Total before income taxes..........................        (5,943)
Income taxes.......................................         2,080
                                                       ----------
Net impact to Accumulated deficit..................    $   (3,863)
                                                       ==========

Amendment and Restatement of Credit Facility

      In connection with the offering of the 2014 Notes, we amended and restated our current credit facility. The terms of the amended and restated credit facility included the following changes, among other things:

      -     a two year maturity extension, to June 28, 2009;

      - an additional $50.0 million of senior secured financing on a revolving basis, resulting in total borrowing capacity of $155.0 million;

      - an interest rate spread which ranges from the Eurodollar rate plus 2.50% per annum to 3.25% per annum or the base rate plus 1.50% per annum to 2.25% per annum, subject, in each case, to adjustments based on the our senior leverage ratio;

      - a commitment fee of 0.50% per annum on the undrawn capacity regardless of utilization;

      - a requirement that we maintain a maximum senior leverage ratio starting at 4.25 to 1 and reducing to 4.00 to 1 in 2007;

      - a requirement that we maintain a maximum senior secured leverage ratio starting at 2.25 to 1 and reducing to 2.00 to 1 in 2007; and

      - changes to the collateral securing the facility to permit us to substitute certain assets with other assets.

      We expect to borrow approximately $30.0 million under the amended and restated credit facility to partially fund the redemption of any and all of the outstanding $200.0 million 2007 Notes. Based on our adjusted capitalization and EBITDA for the quarter ended March 31, 2004, all borrowings to be drawn under the amended and restated credit facility will initially bear interest at a rate per annum equal to:

      -     the Eurodollar rate plus 2.75%; or

      -     the Base Rate plus 1.75%,

and thereafter, in each case, subject to adjustments based on our senior leverage ratio.

Interest Rate Swap and Cap Agreements

      In April 2004, coterminous with the issuance of the 2014 Notes, we terminated our existing interest rate swap and cap agreements for an aggregate gain of $3.3 million to be recognized in the second quarter of 2004. This swap was a hedge against the 2007 Notes. In addition, to hedge our exposure to fluctuations in market value, we entered into two new interest rate swap agreements and two new interest rate cap agreements relating to the 2010 Senior Notes and the 2014 Notes.

      With respect to the 2010 Senior Notes, we entered into an interest rate swap agreement expiring July 1, 2010 with a notional amount of $150.0 million. This agreement effectively converted up to $150.0 million of fixed interest rate indebtedness into variable interest rate indebtedness. Under the terms of this interest rate swap agreement, the counterparty can call the swap at any time on or after July 1, 2006 with payments as determined under the agreement. We also entered into an interest rate cap agreement expiring July 1, 2010 with a notional amount of $150.0 million. Under this cap agreement, we paid on April 22, 2004 an upfront fee of $3.5 million to the counterparty that will be amortized to interest expense over the term of the cap. We will receive a variable rate of interest equal to the excess, if any, of the six-month London Interbank Borrowing Rate, or LIBOR, adjusted semi-annually, over the cap rate of 7%. We will use the interest rate cap to offset possible increases in interest payments under the interest rate swap agreement expiring July 1, 2010 caused by increases in market interest rates over a certain level. Under the terms of the interest rate cap agreement, the counterparty can call the cap if the interest rate swap agreement expiring July 1, 2010 is terminated.

      With respect to the 2014 Notes, on April 22, 2004 we entered into an interest rate swap agreement expiring May 1, 2014 with a notional amount of $125.0 million. This agreement effectively converted up to $125.0 million of fixed interest rate indebtedness into variable interest rate indebtedness. Under the terms of this interest rate swap agreement, the counterparty can call the swap at any time on or after May 1, 2009 with payments as determined under the agreement. We also entered into an interest rate cap agreement expiring May 1, 2014 with a notional amount of $125.0 million. Under this cap agreement, we pay a fixed rate of interest equal to 0.75% to the counterparty and receive a variable rate of interest equal to the excess, if any, of the six-month LIBOR rate, adjusted semi-annually, over the cap rate of 7%. We will use the interest rate cap to offset possible increases in interest payments under the interest rate swap agreement expiring May 1, 2014 caused by increases in market interest rates over a certain level. Under the terms of the interest rate cap agreement, the counterparty can call the cap if the interest rate swap agreement expiring May 1, 2014 is terminated.

Refinancing of Loan Resulting From Acquisition of Previously-leased Facilities

      On October 1, 2002 we completed a transaction in which we exercised our right to acquire seven previously-leased nursing facilities in the states of Ohio and Indiana for $17.9 million. The purchase price included cash of $7.4 million and a $10.5 million interest bearing 10-year note. The interest rate on the note was subject to negotiation and failing an agreement would have been settled through arbitration. In the latter part of 2003, we prepaid $4.5 million against the note and agreed to refinance the balance of the 10-year note. On April 15, 2004 we refinanced the facilities with mortgages whose interest rates vary with LIBOR, and repaid the remaining balance of the note due to the seller.

Settlement of Medicare Receivable Issue

      In April 2004, we reached a negotiated settlement with the Fiscal Intermediary, or FI, in respect of the remaining two years of a specific issue involving the allocation of overhead costs. The settlement will result in the payment of approximately $7.7 million, of which $6.5 million will be received in May 2004 and the balance upon conclusion of resolution of other matters concerning the cost report years which were under appeal. There are certain matters related to the settlement and cost report years under appeal have to be resolved with the FI, which could influence the financial impact of the settlement. We anticipate that the resolution of these matters and the determination of the financial impact of the settlement, if any, will be recorded within the second quarter financial results.

Settlement on Greystone Transaction

      In April 2004, we concluded negotiations with Greystone and will receive the final consideration of $10.0 million on the Vendor Take Back note plus $2.6 million of interest, therefore complete the September 2000 Divestiture Agreement. The interest payment was received on April 29, 2004 and the $10.0 million note payment will be received in June 2004. The initial transaction in 2000 was treated as a deferred sale, as a significant portion of the proceeds was contingent, and we held an option to repurchase the facilities. The finalization of this transaction will result in the recognition in the second quarter of 2004 of a pre-tax gain from the sale of assets of $4.8 million and interest income of $1.6 million.

Opening of New Assisted Living Facility

      On May 1, 2004 we opened a new assisted living facility (40 units) in Chippewa Falls, Wisconsin. We expect one of the remaining four projects to be completed in 2004, and the other three projects in phase one to be completed in early 2005.

Pending Acquisition of Five Nursing Facilities

      We have signed an agreement and expect to close by the end of May 2004 on an acquisition, for approximately $8.0 million in cash, of five nursing facilities (423 beds) in Indiana and Wisconsin.

Acquisition of Land for Development

      In April 2004, we acquired, for $0.3 million, a piece of land adjacent to a nursing facility in Manitowoc, Wisconsin that we acquired in December 2003.

EVENTS PRIOR TO 2004

Purchase and Construction of New Facilities and Beds

      On December 31, 2003, we acquired a skilled nursing facility (99 beds) in Manitowoc, Wisconsin for $4.1 million. During 2003, we commenced seven new developments involving additions to two nursing facilities (38 beds), additions to four assisted living facilities (87 units) and the construction of one new free-standing assisted living facility (40 units). In late 2003, we also approved for development, but not commenced, the expansion of, or addition to, eight assisted living facilities totaling 329 units for an approximate cost of $36.3 million. None of these projects will be completed in 2004.

Medicare Funding

      The October 2003 Medicare rate increase, which included an Administrative Fix of 3.26% in addition to the market basket increase of 3%, was partial recognition by CMS of past under-funding of the industry.

SIGNIFICANT ASSETS AND LIABILITIES

Assets, Liabilities and Contingencies Resulting from Divestiture Program

      As a result of the divestiture programs in Florida and Texas, we received cash proceeds and notes, and we retained interest in, or ownership of, certain skilled nursing home properties and entered into ongoing consulting service agreements with operators in these two states. As of March 31, 2004, we:

      - held an interest, through $30.0 million in contingent notes, in 15 long-term facilities with Greystone;

      - held $17.0 million in notes due from Tandem ($13.0 million due in May 2007 and $4.0 million due in December 2007) and $7.0 million in non-current amounts receivable from Senior Health -- South and Senior Health -- Texas; and

      - owned six leased skilled nursing home properties in Florida and four leased skilled nursing home properties in Texas with a net book value of $15.4 million, and subleased another 12 properties in Texas.

      In September 2000, we disposed of 15 long-term care facilities in Florida to Greystone for initial cash proceeds of $30.0 million and contingent consideration in the form of a $10.0 million Vendor Take Back note and two other contingent and interest bearing notes. The three notes have an aggregate potential value of up to $30.0 million plus interest and would have been retired out of the proceeds from the sale or refinancing of the facilities by Greystone. For the period September 2000 through March 2004, we retained the right of first refusal to repurchase the facilities. We also retained an option to repurchase the facilities until March 2003; however, we elected not to place an offer to repurchase the facilities. Upon maturity of the notes in March 2004, unless the facilities were sold or refinanced, we were entitled to receive the $10.0 million Vendor Take Back note and accrued interest pursuant to the terms of the Vendor Take Back and other contingent notes. The notes were due in March 2004, however repayment of the notes and interest were delayed due to negotiations with Greystone. In 2000, the option to repurchase along with the significant portion of the sales price being contingent, resulted in the disposition being accounted for as a deferred sale in accordance with SFAS No. 66, and accordingly, there was no gain or loss recorded on the initial transaction. The fixed assets have been classified as "Assets held under Divestiture Agreement", and as of March 31, 2004, had a net book value of $33.7 million. As of December 31, 2003, we anticipated the final consideration to be received in 2004, and therefore the "Assets held under Divestiture Agreement" were classified as a current asset of December 31, 2004 and we ceased depreciating these assets as of January 1, 2004. As described in "Events Subsequent to 2004 Quarter," in April 2004 we concluded negotiations with Greystone and received an interest payment of $2.6 million in April 2004, and will receive by June 2004 the $10.0 million Vendor Take Back note. The finalization of this transaction will result in the recognition of a pre-tax gain from the sale of assets of $4.8 million and interest income of $1.6 million in the second quarter of 2004.

      We lease six Florida properties to Senior Health -- South with lease expiration dates in December 2006. We lease four Texas properties to Senior Health -- Texas with lease expiration dates in September 2006 and sublease 12 Texas properties to Senior Health -- Texas with sublease expiration dates in February 2012. In addition, we provide on-going consulting services to Senior Health -- South and Senior Health -- Texas and earn rental income from the operators of these facilities. As of March 31, 2004, we had $7.0 million in non-current accounts receivable due from Senior Health -- Texas and Senior Health -- South. As a result, our earnings and cash flow can be influenced by the financial stability of these unrelated companies.

      We have recorded provisions for all estimated future costs related to operations that we disposed of. Those estimates were made at the time of disposition, recorded in a divested operations liability account and can be subject to revisions which may impact our future earnings. On an on-going basis, we review the levels of our overall reserves for losses related to our Florida and Texas operations, which reserves were initially established when we decided to exit these states. During 2003, we settled certain Medicare and Medicaid claims and charged to the divested operations liability account approximately $1.3 million.

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

Medicare and Medicaid Settlement Receivables

      As of March 31, 2004, we are pursuing settlement of a number of outstanding Medicare and Medicaid receivable balances, which, in aggregate, have a net book value of $32.1 million. For Medicare revenues earned prior to the implementation of the Prospective Payment System, or PPS, and Medicaid programs with a retrospective reimbursement system, differences between revenues that we ultimately expect to be realized from these programs and amounts received are reflected as accounts receivable, or as accrued liabilities when payments have exceeded revenues that we ultimately expect to receive. For Medicare pre-PPS claims, normally such issues are resolved during the audit process, however, we record general provisions for disagreements that require settlement through a formal appeal process.

      For a specific staffing cost issue, a settlement of the first year of seven specific claim years was reached prior to the January 2003 Provider Reimbursement Review Board, or PRRB, hearing. During 2003, we continued to negotiate the remaining years in dispute with the FI. In January 2004, we negotiated and subsequently received a cash settlement of $5.6 million for all remaining years of the staffing cost settlement matter. The settlement resulted in no significant adjustment to the recorded receivable balance.

      For another specific issue involving the allocation of overhead costs, the first of three specific claim years was presented to the PRRB at a hearing in January 2003. The hearing procedures were discontinued after the parties negotiated a methodology for resolution of the claim. The negotiated settlement for this and other issues relating to the 1996 cost report year resulted in no adjustment to the recorded receivable balance, and we subsequently collected $3.0 million from the FI. For the remaining two specific claim years, in April 2004, we reached a negotiated settlement with the FI that will result in the payment of approximately $7.7 million, of which $6.5 million will be received in May, 2004 and the balance upon conclusion of resolution of other matters concerning the cost report years which were under appeal. There are certain matters related to the settlement and cost report years that were appealed that have to be resolved with the FI, which could influence the financial impact of the settlement. We anticipate that the resolution of these matters and the determination of the financial impact of the settlement, if any, will be recorded within the second quarter of 2004.

      We have a hearing scheduled in September 2004 for another Medicare receivable issue in dispute involving a Director of Nursing staff cost issue in the amount of $3.8 million. We continue to work on the balance of other Medicare claims with the FI and on an on-going basis with each of the states in respect of Medicaid receivables.

Self-Insured Liabilities.

      We have $43.6 million in accruals for self-insured liabilities with respect to general and professional liability claims as of March 31, 2004. We have estimated that approximately $18.0 million of this liability will be paid within the next 12 months. The majority of the liability balance was accrued during the period that we operated in Florida and Texas.

KEY PERFORMANCE INDICATORS

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

Occupancy Percentage

      Occupancy is measured as the percentage of census relative to the total available resident beds. Total available resident beds are the number of beds (or units in the case of an assisted living facility) available for occupancy multiplied by the number of days in the period.

Quality Mix

      Quality mix is the measure of the level of non-Medicaid census. In most states, Medicaid is the most unattractive payor source as rates are the lowest of all payor types.

Average Revenue Rate by Payor Source

      The average revenue rate by each payor source influences our focus and marketing efforts to place certain resident payor types and in certain states varies based on the acuity of care required by a resident. The change in revenue rates is largely dictated by CMS and state governments.

EBITDA and EBITDA Percentage

      EBITDA is defined as net income (loss) before income taxes, interest expense net of interest income, depreciation and amortization, and non-cash, non-recurring (gains) and losses, including disposal of assets, provision for closure and exit costs and other items, early retirement of debt and impairment of long-lived assets. EBITDA is not a measure of performance under accounting principles generally accepted in the United States of America, or GAAP. We use EBITDA as a key performance indicator and EBITDA expressed as a percentage of total revenues as a measurement of margin. We understand that EBITDA, or derivatives thereof, are customarily used by lenders, financial and credit analysts, and many investors as a performance measure in evaluating healthcare acquisitions. Moreover, substantially all of our financing agreements, including the indenture governing our Senior Notes and our credit facility, contain covenants in which EBITDA is used as a measure of compliance. Thus, we use EBITDA to monitor our compliance with these financing agreements. EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity.

REVIEW OF KEY PERFORMANCE INDICATORS

      In order to compare our performance between periods, we assess the key performance indicators for all of our facilities, as well as the facilities that we operated in all reported periods, or same facility operations. Set forth below, we provide an analysis of our key performance indicators in total, and where appropriate, on a same facility basis and discuss the significant trends when comparing the three months ended March 31, 2004 to the same period in 2003. The same facility basis figures exclude the December 2003 acquisition of the new nursing facility in Manitowoc, Wisconsin.

Skilled Nursing Facilities - ADC and Quality Mix

      The following table sets forth the ADC, by type of payor, and the Quality Mix for all of our nursing facilities.

                                             THREE MONTHS ENDED MARCH 31
                                 --------------------------------------------------
                                  FOR ALL FACILITIES           SAME FACILITY BASIS
                                 --------------------         ---------------------
                                 2004           2003           2004          2003
                                 ----           ----           ----          ----
Medicare...............          2,225         1,966           2,206         1,966
Private and other......          2,179         2,233           2,185         2,233
                                ------        ------          ------        ------
   Quality Mix.........          4,404         4,199           4,391         4,199
Medicaid...............          8,574         8,676           8,489         8,676
                                ------        ------          ------        ------
    Total..............         12,978        12,875          12,880        12,875
                                ======        ======          ======        ======

      The following table sets forth the ADC, by type of payor and percentage of ADC by payor type for all of our nursing facilities, presented on a same facility basis, and showing the percentage change in ADC between years.

                                          THREE MONTHS ENDED MARCH 31
                       --------------------------------------------------------------
                               2004                       2003
                       --------------------        -------------------       % CHANGE
                                     % OF                       % OF          2004 TO
                         ADC         TOTAL           ADC        TOTAL          2003
                         ---         -----           ---        -----          ----
Medicare..............  2,206        17.1%          1,966       15.3%          12.2%
Private and other.....  2,185        17.0%          2,233       17.3%          (2.1%)
                       ------       -----          ------       ----           ----
Quality Mix...........  4,391        34.1%          4,199       32.6%           4.6%
Medicaid..............  8,489        65.9%          8,676       67.4%          (2.2%)
                       ------       -----          ------      -----           ----
    Total............. 12,880       100.0%         12,875      100.0%           0.0%
                       ======       =====          ======      =====           ====

      On a same facility basis, total ADC remained virtually unchanged between 2004 and 2003. On a same facility basis, Medicare ADC increased 12.2% between 2004 and 2003. As a result, the percentage of Medicare ADC to all payor sources increased to 17.1% in 2004, as compared to 15.3% in 2003. The improvement in census was the direct result of a number of initiatives, including an implementation of consistent admission practices, the Medicare certification of all nursing facility beds, and senior management's focus on census, all of which drove the improved financial results for 2004.

All Skilled Nursing and Assisted Living Facilities - Occupancy

      The following table sets forth occupancy percentages, ADC and operational resident capacity for all of our nursing and assisted living facilities in total for the three months ended March 31, 2004 and 2003.

                            OCCUPANCY                                  OPERATIONAL RESIDENT
                           PERCENTAGE                 ADC                     CAPACITY
                         ---------------       -----------------       ---------------------
                         2004       2003        2004       2003          2004        2003
                         ----       ----        ----       ----          ----        ----
Nursing..............    91.3%      91.3%      12,978     12,875        14,215      14,096
Assisted Living......    86.7%      85.5%       1,488      1,501         1,716       1,756
Nursing and
  Assisted Living....    90.8%      90.7%      14,466     14,376        15,931      15,852

      The following table sets forth occupancy percentages, ADC and operational resident capacity for all of our nursing and assisted living facilities on a same facility basis for the three months ended March 31, 2004 and 2003.

                            OCCUPANCY                                  OPERATIONAL RESIDENT
                           PERCENTAGE                 ADC                     CAPACITY
                         ----------------       ----------------       --------------------
                         2004       2003         2004       2003          2004        2003
                         ----       ----         ----       ----          ----        ----
Nursing...............   91.2%      91.3%       12,880     12,875       14,116       14,096
Assisted Living.......   86.7%      85.5%        1,488                   1,716        1,756
                                                            1,501
Nursing and
  Assisted Living.....   90.8%      90.7%       14,368     14,376       15,832       15,852

      Occupancy percentages increased within the assisted living facilities to 86.7% in 2004 quarter from 85.5% in the 2003 quarter. The improvement in occupancy within the assisted living facilities was due to the implementation of regional marketing personnel to assist local managers in improving their marketing efforts and changes in management personnel in certain facilities.

      The following table sets forth the number of facilities under operation.

                                                 AS OF          AS OF
                                                MARCH 31     DECEMBER 31
                                                --------     -----------
                                                  2004          2003
                                                  ----          ----
Percent of facilities owned...................    94.3%         93.7%
Number of facilities under operation..........     174           174

      The percentage of facilities owned increased in the 2004 quarter due to the purchase of a previously leased facility in the state of Washington.

Skilled Nursing Facilities - Average Revenue per Resident Day by Payor Source

      The following table sets forth the average nursing revenue per resident day by payor source, including ancillary revenue and the impact of prior year revenue adjustments

                                            THREE MONTHS
                                           ENDED MARCH 31
                                        -------------------
                                          2004        2003
                                          ----        ----
Medicare (Part A and Part B)........    $346.82     $318.12
Private and other...................    $192.77     $181.16
Medicaid............................    $136.11     $131.63
                                        -------     -------
    Total ..........................    $181.75     $168.71
                                        =======     =======

      During the 2004 quarter we recorded prior period Medicaid revenue adjustments of $1.3 million pursuant to the settlement of state cost reports. During the 2003 quarter, we recorded prior period Medicaid revenue adjustments of $2.7 million, which included a recovery of $1.5 million in Medicaid revenues resulting from a favorable court decision in the State of Ohio relating to the recovery of alleged government overpayments for adjudicated Medicaid cost report periods.

      The following table sets forth the average revenue rate by payor source, excluding the above-mentioned revenue adjustments, and the percentage changes between years. In addition, the Medicare - Part A rate is also reported.

                                            THREE MONTHS
                                           ENDED MARCH 31             PERCENTAGE
                                        -------------------          CHANGE FROM
                                          2004        2003           2004 TO 2003
                                          ----        ----           ------------
Medicare (Part A and Part B)........    $346.82     $318.12              9.0%
Private and other...................    $192.77     $181.16              6.4%
Medicaid............................    $134.37     $128.15              4.9%
                                        -------     -------              ---
    Total ..........................    $180.60     $167.63              7.7%
                                        =======     =======              ===

Medicare Part A only................    $317.99     $290.78              9.4%

      The Medicare rate increased 9.0%, of which 6.26% was the result of the October 2003 Medicare rate increase that included an Administrative Fix of 3.26%. The balance of the increase is attributable to an increase in the acuity and level of rehabilitative residents admitted.

EBITDA and EBITDA Percentage

      The following table sets forth a reconciliation of net income before taxes and EBITDA.

                                                            THREE MONTHS
                                                           ENDED MARCH 31
                                                           --------------
                                                          2004         2003
                                                          ----         ----
Net income before income taxes.................        $ 14,986     $  3,828
Add (deduct):
  Depreciation and amortization................           8,681        9,161
  Interest expense.............................           8,200        8,495
  Interest income..............................          (1,542)        (643)
  Loss on impairment of long-lived assets......           1,612           --
  Loss on early retirement of debt.............             354           --
                                                       --------     --------

EBITDA.........................................        $ 32,291     $ 20,841
                                                       ========     ========

      The following table sets forth the calculations of EBITDA percentages:

                                                            THREE MONTHS
                                                           ENDED MARCH 31
                                                           --------------
                                                          2004       2003
                                                          ----       ----
EBITDA.......................................          $ 32,291    $ 20,841
Revenues.....................................          $231,501    $211,426

EBITDA as percentage of total revenues.......              13.9%        9.9%

      EBITDA, as a percentage of total revenues, increased to 13.9% in the 2004 quarter from 9.9% in the 2003 quarter. The increase was attributable to the improvement in Medicare census (12.2%) and reductions in certain operating costs as a percentage of revenues, primarily wages and benefits.

RESULTS FROM OPERATIONS

      The following table sets forth details of our revenues and earnings as a percentage of total revenues:

                                                            THREE MONTHS
                                                           ENDED MARCH 31
                                                           --------------
                                                           2004        2003
                                                           ----        ----
Revenues
  Nursing and assisted living facilities............       96.9%       96.9%
  Outpatient therapy................................        1.2         1.3
  Other.............................................        1.9         1.8
                                                          -----       -----
.....................................................      100.0       100.0
Operating and general and administrative costs......       85.1        89.1
Lease, depreciation and amortization................        4.7         5.4
Interest, net.......................................        2.9         3.7
Loss on impairment of long-lived assets.............        0.7          --
Loss on early retirement of debt....................        0.2          --
                                                          -----       -----
Earnings before income taxes........................        6.4         1.8
Income tax expense..................................        2.4         0.7
                                                          -----       -----
Net earnings........................................        4.0%        1.1%
                                                          =====       =====

THREE MONTHS ENDED MARCH 31, 2004 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2003

REVENUES

      Revenues in the three months ended March 31, 2004, or 2004 quarter, increased $20.1 million, or 9.5%, to $231.5 million from $211.4 million in the three months ended March 31, 2003, or 2003 quarter. Outpatient therapy and other revenues increased by $0.5 million in the 2004 quarter due to increased lease revenue and management and consulting revenue.

      Revenues from nursing and assisted living facilities increased $19.6 million in the 2004 quarter compared to the 2003 quarter including $1.6 million as a result of the acquisition of a facility in Manitowoc, Wisconsin on December 31, 2003. Revenues from nursing and assisted living facilities on a same facility basis increased $18.0 million. This increase was attributable to the following:

                                                                                                                DOLLARS IN
                                                                                                                 MILLIONS
                                                                                                                 --------
-  a 5.0% increase (excluding prior period adjustments) in the average daily nursing Medicaid rate
   (which included cost-offset funding as a result of increased state assessments and bed taxes of
   $1.6 million)............................................................................................      $ 5.0
-  an increase in Medicare revenues due to the 6.26% increase in the Medicare Part A rate effective
   October 1, 2003..........................................................................................        3.7
-  an increase in Medicare residents from 15.3% of total residents in the 2003 quarter to 17.1% in
   the 2004 quarter.........................................................................................        3.4
-  increase due to one extra day in the 2004 quarter........................................................        2.1
-  increases in other average daily nursing rates...........................................................        1.9
-  an increase in Medicare revenues due to the improvement in RUGs mix and other factors....................        1.7
-  an increase in nursing ancillary revenues................................................................        1.1
-  an increase in assisted living revenues due to increased occupancy and higher rates......................        0.5
                                                                                                                   ----
                                                                                                                   19.4

These increases were offset by:
-  favorable prior year revenue adjustments recorded in the 2003 quarter consisting of (a) a recovery of $1.5 million in Medicaid revenues in the 2003 quarter as the outcome of a favorable court decision in the State of Ohio, and (b) $1.3 million in favorable settlements of prior year state cost reports, in excess of $1.4 million of settlements of prior year state cost reports
   recorded in 2004.........................................................................................       (1.4)
                                                                                                                  -----
Total increase in revenues from same facility nursing and assisted living centers...........................      $18.0
                                                                                                                  =====

OPERATING AND GENERAL AND ADMINISTRATIVE COSTS

      Operating and general and administrative costs increased $8.6 million, or 4.6%, in the 2004 quarter compared to the 2003 quarter, including $1.2 million as a result of the acquisition of a facility in Manitowoc, Wisconsin facility on December 31, 2003. Operating and general and administrative costs on a same facility basis increased $7.4 million. This increase was attributable to the following:

                                                                                                                     DOLLARS IN
                                                                                                                      MILLIONS
                                                                                                                      --------
-  wages and benefits of $2.6 million and contracted staffing for food, laundry and therapy services of $0.5 million, totaling $3.1 million, or a 2.2% increase, which included an average wage rate
   increase of 1.6% in nursing operations.......................................................................       $ 3.1
-  state assessments and bed taxes..............................................................................         1.6
-  drug expense due to higher resident census, Medicare mix and drug prices.....................................         1.4
-  bad debt expense.............................................................................................         0.8
-  other operating expenses.....................................................................................         0.5
                                                                                                                       -----

Total increase in same facility operating and general and administrative costs..................................       $ 7.4
                                                                                                                       =====

LEASE COSTS, DEPRECIATION AND AMORTIZATION

      Lease costs were unchanged at $2.3 million for both the 2004 quarter and the 2003 quarter. Depreciation and amortization decreased $0.5 million to $8.7 million in the 2004 quarter compared to $9.2 million in the 2003 quarter. This decrease included a decrease of $0.6 million as a result of the discontinuation of depreciation on assets held for divestiture as of January 1, 2004, offset by an increase of $0.1 million from other items.

INTEREST

      Interest expense, net of interest income, decreased $1.2 million to $6.7 million for the 2004 quarter compared to $7.9 million for the 2003 quarter. The weighted average interest rate of all long-term debt increased to 7.79% during the 2004 quarter compared to approximately 7.74% during the 2003 quarter. Interest income was $0.9 million higher in the 2004 quarter than in the 2003 quarter primarily due to $1.0 million in interest income from Greystone that was previously not recognized. The average debt level decreased to $384.7 million during the 2004 quarter compared to $398.1 million during the 2003 quarter.

LOSS ON IMPAIRMENT OF LONG-LIVED ASSETS

      In March 2004 we concluded the evaluation of two nursing facilities in Indiana and made a decision, subject to State of Indiana approval, and after renovation to one of the two facilities, to consolidate the two operations into one. As a result of the decision to close the one facility, we have recorded a provision of $1.6 million for impairment of long-lived assets.

LOSS ON EARLY RETIREMENT OF DEBT

      The loss on the early retirement of debt in the 2004 quarter of $0.4 million was due to the extinguishment, in February 2004, of two Industrial Development Revenue Bonds totaling $13.0 million.

INCOME TAXES

      Income tax expense for the 2004 quarter was $5.6 million compared to $1.5 million for the 2003 quarter. Our effective tax rate was 37.6% for the 2004 quarter as compared to 40.2% for the 2003 quarter. The decrease in the effective tax rate resulted from current and prior year state deferred income tax benefits and the impact of permanent items between the two years. When we assess the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and record a valuation allowance, if required. The ultimate realization of deferred tax assets depends upon us generating future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies when we make this assessment.

NET EARNINGS

      Net earnings for the 2004 quarter were $9.3 million compared to $2.3 million for the 2003 quarter. The improvement in net earnings was due to the reasons described herein.

RELATED PARTY TRANSACTIONS

      We insure certain risks, including comprehensive general liability, property coverage, excess workers' compensation and employer's liability insurance, with Laurier Indemnity Company and Laurier Indemnity Ltd., affiliated insurance subsidiaries of Extendicare Inc., our Canadian indirect parent. We recorded approximately $2.8 million and $2.6 million of expenses for this purpose for the 2004 quarter and 2003 quarter, respectively. Also, for the 2004 quarter, we recorded a credit to expense of $1.0 million relating to prior year workers' compensation policies with Laurier Indemnity Company.

      We purchase computer hardware and software support services from Virtual Care Provider, Inc., an affiliated subsidiary of Extendicare Inc. Expenses related to these services were $1.2 million and $1.7 million for the 2004 quarter and 2003 quarter, respectively.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES AND USES OF CASH

      We had cash and cash equivalents of $47.9 million at March 31, 2004 and $48.9 million at December 31, 2003. We generated cash flow of $18.5 million from operating activities for the 2004 quarter compared with $4.5 million in the 2003 quarter. We used cash flow of $7.2 million for investing activities in the 2004 quarter as compared to $4.4 million in the 2003 quarter. We used cash flow of $12.2 million for financing activities in the 2004 quarter as compared to providing cash flow of $0.4 million from financing activities in the 2003 quarter.

      The increase in cash flow from operating activities of $14.0 million in the 2004 quarter compared to the 2003 quarter was primarily due to an improvement in earnings, the collection in the 2004 quarter of $6.1 million of Medicare settlement receivables, and a reduction of $2.5 million in payments for self-insured liabilities.

      Our working capital decreased $0.7 million from $55.8 million at December 31, 2003 to $55.1 million at March 31, 2004.

      Accounts receivable at March 31, 2004 were $93.9 million compared with $95.3 million at December 31, 2003, representing a decrease of $1.4 million. The reduction in accounts receivable included a $2.5 million decrease within the nursing operations offset by an increase of $1.0 million in interest income due from Greystone and a $0.1 million increase in outpatient therapy receivables. Within the nursing operations, billed patient care and other receivables increased $2.6 million while, based on Medicare and Medicaid cost reports, third-party payor settlement receivables decreased $5.1 million.

      The decrease in settlement receivables of $5.1 million from December 31, 2003 to March 31, 2004 included decreases of $6.0 million from the collection of Medicare settlements and $2.3 million from the collection of Medicare co-insurance amounts. These decreases were partially offset by an increase of $2.7 million relating to revenue in the 2004 quarter for anticipated Medicare reimbursement for uncollectible co-insurance amounts and an increase of $0.5 million from Medicaid cost report settlements.

      Property and equipment increased $0.9 million from December 31, 2003 to a total of $449.6 million at March 31, 2004. The increase was the result of (1) total capital expenditures of $10.7 million, which included $3.8 million from construction of new developments and $1.5 million from the February 2004 acquisition of a previously-leased nursing facility in Washington, plus (2) other items of $0.2 million. This increase was partially offset by depreciation expense of $8.4 million and a provision for impairment of long-lived assets of $1.6 million.

      Total long-term debt, including both current and long-term maturities of debt, totaled $380.2 million at March 31, 2004. This represents a decrease of $12.7 million from December 31, 2003, including a decrease of $13.0 million due to the prepayment of Industrial Development Revenue Bonds.

      Cash used in investing activities was $7.2 million for the 2004 quarter compared to $4.4 million for the 2003 quarter. The change of $2.8 million was due to payments for acquisitions of $2.1 million in the 2004 quarter, payments for new construction projects of $3.8 million in the 2004 quarter, an increase in the 2004 quarter compared to the 2003 quarter of $0.6 million in purchases of property and equipment, and an increase in other non-current assets of $0.7 million, partially offset by the collection of note receivables of $4.4 million.

      Cash used in financing activities was $12.2 million for the 2004 quarter compared to $0.4 million provided from financing activities for the comparable 2003 quarter. The change of $12.6 million primarily related to a $13.0 million prepayment of Industrial Development Revenue Bonds.

DEBT INSTRUMENTS

Summary of Long-term Debt

      Long-term debt consisted of the following as of March 31, 2004 and December 31, 2003:

                                                                   MARCH 31,    DECEMBER 31
                                                                     2004           2003
                                                                     ----           ----
                                                                  (IN THOUSANDS OF DOLLARS)
Senior Notes due 2010........................................     $  149,685      $ 149,676
Senior Subordinated Notes due 2007...........................        200,000        200,000
Industrial Development Revenue Bonds, variable
    interest rates ranging from 1.00% to 6.25%,
    maturing through 2014, secured by certain facilities.....         20,160         33,160
Mortgage notes payable, interest rates ranging
    from 3.0% to 10.5%, maturing through 2012................         10,368         10,054
Other, primarily capital lease obligations...................             24             28
                                                                  ----------      ---------
Long-term debt before current maturities.....................        380,237        392,918
Less current maturities......................................          1,276          1,223
                                                                  ==========      =========

Total long-term debt.........................................     $  378,961      $ 391,695
                                                                  ==========      =========

      The weighted average interest rate of all of our long-term debt (including the effects of the interest rate swap and cap agreements discussed below) was 7.70% and 7.52% as of March 31, 2004 and December 31, 2003, respectively. Our long-term debt instruments have maturities ranging from 2004 to 2014.

2010 Senior Notes

      On June 28, 2002, we refinanced all outstanding indebtedness under our then existing credit facility with the proceeds from the issuance of $150.0 million of our 2010 Senior Notes.

      The subsidiary guarantees of the 2010 Senior Notes are full and unconditional, and joint and several, and any of our subsidiaries that do not guarantee the 2010 Senior Notes are minor. There are no significant restrictions on the ability of us to obtain funds from our subsidiaries by loan or dividend.

      The indenture governing the 2010 Senior Notes contains customary covenants and events of default. Under this indenture, we are also restricted from incurring indebtedness if the fixed charge coverage ratio, determined on a pro forma basis, is less than or equal to 2.0 to 1. Our fixed charge coverage ratio is currently in excess of this minimum requirement. The fixed charge coverage ratio is defined under our 2010 Senior Notes agreement, and is represented by a ratio of consolidated cash flow to fixed charges. In general, fixed charges consist of interest expense, including capitalized interest, amortization of fees related to debt financing and rent expense deemed to be interest, and consolidated cash flow is net income prior to the aforementioned fixed charges, and prior to income taxes and losses on disposal of assets.

      In October 2003, the 2010 Senior Notes were upgraded by Standard & Poor's Ratings Services, or S&P, from "B-" to "B," and the credit facility was upgraded from "BB-" to "BB." In April 2004, the 2010 Senior Notes were upgraded by Moody's Investors Service from "B2" to "B1."

2007 Notes

      As of March 31, 2004, we had $200.0 million of 2007 Notes outstanding. The 2007 Notes are unsecured obligations subordinated in right of payment to all of our existing and future senior indebtedness, which includes all borrowings under our credit facility as well as all indebtedness not refinanced by our credit facility.

      As of December 31, 2003, Extendicare Inc. held $27.9 million, or 14.0%, of the 2007 Notes. In October 2003, the 2007 Notes were upgraded by S&P from "CCC+" to "B-."

      For additional information pertaining to the tender offer for any and all of the outstanding 2007 Notes, see "Events of 2004 - Subsequent to 2004 Quarter."

Credit Facility

      On June 28, 2002, we entered into a credit facility that provides senior secured financing of up to $105.0 million on a revolving basis. As of March 31, 2004, we did not have any borrowings outstanding under this credit facility, but we had $33.7 million of letters of credit outstanding thereunder. The credit facility will terminate on June 28, 2007. As of December 31, 2003 and continuing through March 31, 2004, based upon financial performance, borrowings drawn under the credit facility bear interest, at our option, at an annual rate equal to:

      -     LIBOR plus 3.25%; or

      -     the Base Rate plus 2.25%.

      Our obligations under the credit facility are guaranteed by:

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

      - a minimum tangible net worth that started at 85% of our tangible net worth at March 31, 2002 and increases by 50% of our net income for each fiscal quarter plus 100% of any additional equity we raise;

      - a maximum senior leverage ratio of 4.25 to 1 and reducing to 4.00 to 1 in 2005; and

      -     a maximum senior secured leverage ratio of 1.75 to 1 and reducing to
            1.50 to 1 in 2005.

      We were in compliance with these financial covenants as of March 31, 2004.

      For additional information pertaining to the credit facility, see "Events of 2004 - Subsequent to 2004 Quarter."

Interest Rate Swap and Cap Agreements

      To hedge our exposure to fluctuations in the market value of the 2010 Senior Notes, we entered into a five-year interest rate swap agreement with a notional amount of $150.0 million. The agreement effectively converted up to $150.0 million of our fixed interest rate indebtedness into variable interest rate indebtedness. Under the terms of the interest rate swap agreement, the counterparty can call the swap upon 30 days notice.

      Also in June 2002, we entered into a five-year interest rate cap agreement with a notional amount of $150.0 million. Under this cap agreement, we pay a fixed rate of interest equal to 0.24% and receive a variable rate of interest equal to the excess, if any, of the one-month LIBOR rate, adjusted monthly, over the cap rate of 7%. We use the interest rate cap to offset possible increases in interest payments under the interest rate swap agreement caused by increases in market interest rates over a certain level and also as a cash flow hedge to effectively limit increases in interest payments under our variable-rate debt obligations. Under the terms of the interest rate swap agreement, the counterparty can call the swap upon 30 days notice. For additional information regarding the termination of the interest rate swap and cap agreements, and the two new interest rate swap and cap agreements that we entered into, see "Events of 2004 - Subsequent to 2004 Quarter."

Off Balance Sheet Arrangements

      We have no significant off balance sheet arrangements.

Cash Management

      As of March 31, 2004, we held cash and cash equivalents of $47.9 million. The majority of excess cash is held in Certificate of Deposits, or CDs, that are invested for periods of less than 90 days. We forecast on a regular basis monthly cash flows to determine the investment periods of CDs and monitor daily the incoming and outgoing expenditures to ensure available cash is invested on a daily basis.

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

      At March 31, 2004, we have made or are committed to make capital expenditures in respect of seven new developments, which will add 165 beds during 2004 and 2005. Two of these projects adding 32 beds were completed during the first quarter of 2004. The total expected cost of these seven projects is $15.2 million, of which $4.3 million was expended in 2003, $3.6 million was expended in 2004, and $6.8 million is committed to be expended on these projects. Approximately $0.5 million of the planned amounts for these projects have not yet been committed.

      We have also approved eight new assisted living facility developments that will add 329 units and have an approximate cost of $36.3 million. As of March 31, 2004, $0.2 million has been expended and $1.5 million is committed to be expended for these developments. These new developments are scheduled to open in 2005 and later.

      At March 31, 2004, we have accrued provisions for settlement of self-insured liabilities of $43.6 million in respect of general and professional liability claims. Claim payments were $3.1 million and $5.6 million for the 2004 quarter and 2003 quarter, respectively. The accrual for self-insured liabilities includes estimates of the cost of both reported claims and claims incurred but not yet reported. We exited the nursing facility markets of the highly litigious States of Florida and Texas in 2000 and 2001, respectively. As a result, accruals for general and professional liabilities have declined significantly from the 2001 level. We estimate that $18.0 million of the total $43.6 million liability will be paid within the next fiscal year. The timing of payments is not directly within our control, and therefore, estimates are subject to change in the future. We believe we have provided sufficient provisions as of March 31, 2004.

CONTRACTUAL OBLIGATIONS

      Set forth below is a table showing the estimated timing of payments under the contractual obligations as of March 31, 2004:

                                                          PAYMENTS DUE BY PERIOD
                                                          ----------------------
                                                LESS THAN                                MORE THAN
                                   TOTAL         1 YEAR      1-3 YEARS    3-5 YEARS       5 YEARS
                                   -----         ------      ---------    ---------       -------
                                                          (IN THOUSANDS)
Long-term debt............      $  380,237      $ 1,007      $  2,957     $ 205,567      $ 170,706
Operating lease commitments         46,936        8,550        13,609         7,375         17,402
                                ----------      -------      --------     ---------      ---------
Total.....................      $  427,173      $ 9,557      $ 16,566     $ 212,942      $ 188,108
                                ==========      =======      ========     =========      =========

      After giving effect to the April 2004 issuance of the 2014 Notes, the repurchase or redemption of our 2007 Notes and anticipated borrowings under our amended and restated credit facility, contractual obligations due in three to five years will decrease to $12.9 million, and contractual obligations due in more than five years will increase to $340.0 million.

CRITICAL ACCOUNTING POLICIES

      For a full discussion of our accounting policies as required by accounting principles generally accepted in the United States, refer to the Management's Discussion and Analysis section of the Annual Report on Form 10K for the year ended December 31, 2003. Our disclosures in such report on Form 10K have not materially changed since that report was filed. We consider our accounting policies to be critical to an understanding of our financial statements because their application requires significant judgement and reliance on estimations of matters that are inherently uncertain. Specific risks relate to the accounting policies applied in revenue recognition and the valuation of accounts receivable, the valuation of assets and determination of asset impairment, the accrual for self-insured liabilities and accounting for deferred income taxes.

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

QUANTITATIVE DISCLOSURES

      The table below presents principal, or notional, amounts and related weighted average interest rates by year of maturity for our debt obligations and interest rate swaps as of March 31, 2004 (dollars in thousands):

                                                                                                 AFTER                   FAIR
                                           2004       2005      2006       2007       2008        2008       TOTAL       VALUE
                                         -------    -------   --------   --------    -------   ---------   ---------   ---------
LONG-TERM DEBT:
Fixed Rate..........................     $ 1,007    $ 1,465   $  1,492   $204,346    $ 1,221   $ 151,706   $ 361,237   $ 386,745
Average Interest Rate...............        8.56%      7.85%      7.90%      9.31%      9.50%       9.51%       9.38%
Variable Rate.......................          --         --         --         --         --   $  19,000   $  19,000   $  19,000
Average Interest Rate...............          --         --         --         --         --        1.01%       1.01%
INTEREST RATE SWAPS:
 (fixed to variable)
Notional Amount.....................          --         --         --   $150,000         --          --   $ 150,000   $  (3,800)
Average Pay Rate (variable rate)....          --         --         --       5.90%        --          --        5.90%
Average Receive Rate (fixed
rate)...............................          --         --         --       9.35%        --          --        9.35%
INTEREST RATE CAPS:
  Notional Amount...................          --         --         --   $150,000         --          --   $ 150,000   $     787

      The above table incorporates only those exposures that existed as of March 31, 2004 and does not consider those exposures or positions which could arise after that date or future interest rate movements. As a result, the information presented above has limited predictive value. Our ultimate results with respect to interest rate fluctuations will depend upon the exposures that occur, our hedging strategies at the time and interest rate movements.

      In April 2004, we issued $125 million of aggregate principal amount of 2014 Notes and will use the proceeds, together with borrowings under our amended and restated credit facility and cash on hand, to purchase for cash all of the $200 million of the 2007 Notes. After terminating our existing swap and cap agreement, we entered into two new swap and cap agreements hedging the 2010 Senior Notes and 2014 Notes, and amended our credit facility. As a result, the percentage of fixed to variable rate debt will change.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

      The Company's management evaluated, with the participation of the Company's Chairman of the Board and Chief Executive Officer, and Vice President and Chief Financial Officer and Treasurer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) as of the end of the 2004 quarter. Based upon their evaluation of these disclosure controls and procedures, the Chairman of the Board and Chief Executive Officer, and Vice President and Chief Financial Officer and Treasurer concluded that the disclosure controls and procedures were effective as of the end of the 2004 quarter to ensure that material information relating to the Company (including its consolidated subsidiaries) was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

Changes in internal controls

      There were no changes in the Company's internal controls over financial reporting that occurred during the 2004 quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      There were no material developments related to our legal proceedings during the 2004 quarter. For further information regarding our legal proceedings, refer to Item 3 - Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2003 as well as the paragraphs which discuss litigation and the Omnicare Preferred Provider Agreement in Note 11 of the condensed consolidated financial statements included in this Form 10-Q.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

      On April 30, 2004, we completed our cash tender offer for any and all of our $200 million outstanding 2007 Notes and related consent solicitation. We received the required consents in the consent solicitation to eliminate substantially all of the restrictive covenants in the indenture governing the 2007 Notes, other than the covenants to pay principal of and interest on the 2007 Notes when due, and eliminate or modify related events of default. Holders of the 2007 Notes who tendered their 2007 Notes and consented to the revisions to the indenture governing the 2007 Notes are deemed to have released and waived any and all claims they may have arising from any prior non-compliance by us, our affiliates or our subsidiaries under such indenture. Holders of 2007 Notes that did not tender their 2007 Notes are no longer entitled to the benefits of certain restrictive covenants and related events of default contained in the indenture governing the 2007 Notes prior to our receiving the requisite consent to revise such indenture.

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

      Form 8-K furnished on February 20, 2004, relating to a press release dated February 19, 2004, which announced earnings for the quarter ended December 31, 2003, pursuant to items 7 and 12.

      Form 8-K furnished on March 18, 2004, relating to a press release dated March 18, 2004, which announced the appointment of Phil Small as the Company's Executive Vice President and Chief Operating Officer pursuant to items 5 and 7.

                        EXTENDICARE HEALTH SERVICES, INC.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        EXTENDICARE HEALTH SERVICES, INC.

Date: May 13, 2004                        By: /s/ Mark W. Durishan
                                              ----------------------------------
                                              Mark W. Durishan
                                              Vice President, Chief Financial
                                                Officer and Treasurer
                                                (principal financial officer and
                                                principal accounting officer)

                        EXTENDICARE HEALTH SERVICES, INC.
                                  EXHIBIT INDEX

31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chairman of the Board and Chief Executive Officer

31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Vice President, Chief Financial Officer and Treasurer

32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chairman of the Board and Chief Executive Officer, and Vice President, Chief Financial Officer and Treasurer

44