Form 10-Q
period 2004-06-30
EXTENDICARE HEALTH SERVICES INC
filed 2004-08-06
CIK 1052024

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C 20549
                                _________________

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

    For the quarterly period ended JUNE 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

COMMISSION FILE NUMBERS 333-43549, 333-97293 AND 333-116927

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

                                  Yes[X] No[ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

                                  Yes[ ] No[X]

      Common Stock - 1,000 shares authorized, $1.00 par value per share; 947 shares issued and outstanding as of August 4, 2004. All issued and outstanding shares of Common Stock are held indirectly by Extendicare Inc., a publicly traded Canadian company.

                        EXTENDICARE HEALTH SERVICES, INC.
                                      INDEX

                                                                                                                              PAGE
                                                                                                                              ----
PART I   FINANCIAL INFORMATION:

Item 1   Financial Statements:
         Condensed Consolidated Statements of Earnings for the Three Months and Six Months Ended June 30, 2004 and 2003....     3
         Condensed Consolidated Balance Sheets, June 30, 2004 and December 31, 2003........................................     4
         Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2004 and 2003...................     5
         Notes to Condensed Consolidated Financial Statements..............................................................     6
Item 2   Management's Discussion and Analysis of Financial Condition and Results of Operations.............................    21
Item 3   Quantitative and Qualitative Disclosures About Market Risk........................................................    46
Item 4   Controls and Procedures...........................................................................................    47

PART II  OTHER INFORMATION:
Item 1   Legal Proceedings.................................................................................................    48
Item 2   Changes in Securities and Use of Proceeds.........................................................................    48
Item 3   Defaults Upon Senior Securities...................................................................................    48
Item 4   Submission of Matters to a Vote of Security Holders...............................................................    48
Item 5   Other Information.................................................................................................    48
Item 6   Exhibits and Reports on Form 8-K..................................................................................    48

SIGNATURES.................................................................................................................    50

EXHIBIT INDEX..............................................................................................................    51

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        EXTENDICARE HEALTH SERVICES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                 (IN THOUSANDS)

                                                                         THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                                            2004              2003          2004            2003
                                                                         ---------         ---------     ---------        --------
REVENUES:
  Nursing and assisted living facilities ...........................     $ 225,660          $206,204     $ 450,086        $411,009
  Outpatient therapy ...............................................         3,009             3,084         5,674           5,728
  Other ............................................................         4,659             3,970         9,069           7,947
                                                                         ---------         ---------     ---------       ---------
                                                                           233,328           213,258       464,829         424,684
COSTS AND EXPENSES (INCOME):
  Operating ........................................................       190,599           179,045       380,055         359,541
  General and administrative .......................................         7,333             7,721        14,823          15,559
  Lease costs ......................................................         2,229             2,285         4,493           4,536
  Depreciation and amortization ....................................         8,831             9,149        17,512          18,310
  Interest expense,net .............................................         4,384             7,818        10,969          15,720
  Valuation adjustment on interest rate caps .......................         4,320               266         4,393             216
  Loss (gain) on disposal of assets and impairment of
      long-lived assets ............................................        (4,469)                -        (2,857)              -
  Loss on refinancing and retirement of debt .......................         5,978                 -         6,332               -
                                                                         ---------         ---------     ---------       ---------
                                                                           219,205           206,284       435,720         413,882
                                                                         ---------         ---------     ---------       ---------
EARNINGS BEFORE INCOME TAXES .......................................        14,123             6,974        29,109          10,802
Income tax expense .................................................         5,297             2,793        10,936           4,333
                                                                         ---------         ---------     ---------        --------
NET EARNINGS .......................................................     $   8,826          $  4,181     $  18,173        $  6,469
                                                                         =========         =========     =========        =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        EXTENDICARE HEALTH SERVICES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2004 AND DECEMBER 31, 2003
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                    JUNE 30,        DECEMBER 31,
                                                                                     2004               2003
                                                                                    ---------       ------------
ASSETS
Current Assets:
   Cash and cash equivalents ...................................................   $   29,471        $   48,855
   Accounts receivable, less allowances of $12,074 and $11,692, respectively....       97,999            95,338
   Assets held under Divestiture Agreement .....................................            -            33,723
   Supplies, inventories and other current assets ..............................        8,194             7,436
   Income taxes receivable .....................................................          165                 -
   Deferred state income taxes .................................................        4,486             4,260
   Due from shareholder and affiliates:
      Federal income taxes receivable ..........................................            -             8,121
      Deferred federal income taxes ............................................       28,084            22,584
      Other ....................................................................            -             7,010
                                                                                    ---------         ---------
        Total current assets ...................................................      168,399           227,327
 Property and equipment, net ...................................................      455,018           448,743
 Goodwill and other intangible assets, net .....................................       75,122            75,193
 Other assets ..................................................................       47,666            82,086
                                                                                    ---------         ---------
        Total Assets ...........................................................    $ 746,205         $ 833,349
                                                                                    =========         =========
 LIABILITIES AND SHAREHOLDER'S EQUITY
 Current Liabilities:
   Current maturities of long-term debt ........................................    $     931         $   1,223
   Accounts payable ............................................................       17,722            20,672
   Accrued liabilities .........................................................      108,237           101,614
   Deposits held under Divestiture Agreement ...................................            -            30,000
   Current portion of accrual for self-insured liabilities .....................       18,000            18,000
   Current portion of amounts due to shareholder and affiliate .................        3,213                 -
   Income taxes payable ........................................................            -                23
                                                                                    ---------         ---------
        Total current liabilities ..............................................      148,103           171,532
 Accrual for self-insured liabilities ..........................................       25,467            27,063
 Long-term debt ................................................................      300,936           391,695
 Deferred state income taxes ...................................................        6,808             7,343
 Other long-term liabilities ...................................................       13,880            11,082
 Due to shareholder and affiliates:
    Deferred federal income taxes ..............................................       34,471            38,490
    Other ......................................................................       16,557             3,484
                                                                                    ---------         ---------
        Total liabilities ......................................................      546,222           650,689
                                                                                    ---------         ---------
 Shareholder's Equity:
   Common stock, $1 par value, 1,000 shares authorized, 947 shares issued and
     outstanding ...............................................................            1                 1
   Additional paid-in capital ..................................................      209,115           208,787
   Accumulated other comprehensive income (loss) ...............................         (193)              985
   Accumulated deficit .........................................................       (8,940)          (27,113)
                                                                                    ---------         ---------
        Total Shareholder's Equity .............................................      199,983           182,660
                                                                                    ---------         ---------
         Total Liabilities and Shareholder's Equity ............................    $ 746,205         $ 833,349
                                                                                    =========         =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        EXTENDICARE HEALTH SERVICES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                 (IN THOUSANDS)

                                                                                      SIX MONTHS ENDED       SIX MONTHS ENDED
                                                                                       JUNE 30, 2004           JUNE 30, 2003
                                                                                      ----------------       ----------------
OPERATING ACTIVITIES:
Net earnings .................................................................           $  18,173               $  6,469
Adjustments to reconcile net earnings to net cash
   provided by operating activities:
       Depreciation and amortization .........................................              17,512                 18,310
       Amortization of deferred financing costs ..............................                 839                    746
       Provision for uncollectible accounts
         receivable ..........................................................               5,994                  5,097
       Provision for self-insured liabilities ................................               3,300                  3,000
       Payment of self-insured liability claims ..............................              (4,897)               (10,319)
       Deferred income taxes .................................................              (9,494)                 2,362
       Valuation adjustment on interest rate caps ............................               4,393                    216
       Loss (gain) on disposal of assets and impairment of long-lived assets..              (2,857)                    --
       Loss on refinancing and retirement of debt ............................               6,332                     --
Changes in assets and liabilities:
      Accounts receivable ....................................................               2,031                   (185)
      Supplies, inventories and other current assets .........................              (1,056)                (1,055)
      Accounts payable .......................................................              (2,950)                  (929)
      Accrued liabilities ....................................................               5,662                 (1,351)
      Income taxes payable/receivable ........................................                (166)                   134
      Current due to shareholder and affiliates ..............................               8,823                   (623)
                                                                                         ---------               --------
         Cash provided by operating activities ...............................              51,639                 21,872
                                                                                         ---------               --------
INVESTING ACTIVITIES:
      Proceeds from repayment of notes receivable ............................              20,552                     --
      Proceeds from completion of divestiture agreement ......................              10,000                     --
      Proceeds from sale of investments ......................................               4,894                     --
      Payments for purchase of property and equipment ........................             (11,747)                (8,570)
      Payments for acquisitions ..............................................              (6,454)                    --
      Payments for new construction projects .................................              (6,943)                  (305)
        Changes in other non-current assets ..................................                (229)                   737
                                                                                         ---------               --------
         Cash provided by (used in) investing activities .....................              10,073                 (8,138)
                                                                                         ---------               --------
FINANCING ACTIVITIES:
      Payments of long-term debt .............................................            (219,188)                  (259)
      Proceeds from issuance of long-term debt ...............................             128,082                     --
      Payment of deferred financing costs ....................................              (5,306)                    --
      Payment of interest rate cap fee .......................................              (3,495)                    --
      Payment of tender and call premium and legal expenses ..................              (6,921)                    --
      Proceeds from termination of interest rate swap and cap ................               2,615                     --
      Advances from shareholder and an affiliate .............................              22,900                     --
      Other long-term liabilities ............................................                 217                    444
                                                                                         ---------               --------
         Cash (used in) provided by financing activities .....................             (81,096)                   185
                                                                                         ---------               --------
Increase (decrease) in cash and cash equivalents .............................             (19,384)                13,919
Cash and cash equivalents, beginning of period ...............................              48,855                 24,360
                                                                                         ---------               --------
Cash and cash equivalents, end of period .....................................           $  29,471               $ 38,279
                                                                                         =========               ========


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

Basis of Presentation

      The accompanying condensed consolidated financial statements as of, and for the three months and six months ended June 30, 2004 and 2003 are unaudited and have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete statements. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. The condensed consolidated balance sheet information as of December 31, 2003 has been derived from audited financial statements.

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

2. ACQUISITIONS AND NEW CONSTRUCTION

      On June 1, 2004, the Company acquired four nursing facilities (321 beds) in Indiana for $5.0 million in cash. On February 12, 2004, the Company acquired a nursing facility in Washington, which was previously leased, for $1.4 million in cash.

      In the first half of 2004, the Company completed four construction projects for a total cost of $10.0 million. The Company added the following beds or units to existing facilities: 16 units to an assisted living facility in Kentucky in February 2004, 20 nursing beds to a nursing facility in Wisconsin in March 2004, and 30 units to an assisted living facility in Wisconsin in May 2004. In addition, the Company opened a new assisted living facility with 40 units in Wisconsin in May 2004.

      On December 31, 2003, the Company acquired one nursing facility (99 beds) in Wisconsin for $4.1 million in cash.

3. ASSETS AND DEPOSITS HELD UNDER DIVESTITURE AGREEMENT

Assets Held Under Divestiture AgreemenT

      In June 2004, the Company concluded a deferred sales transaction (described below) with Greystone Tribeca Acquisition, L.L.C. ("Greystone"), by receipt of the final consideration of $10.0 million on the Vendor Take Back Note plus $2.6 million of interest, which completed the September 2000 Divestiture Agreement. Finalizing this transaction resulted in recognition in the second quarter of 2004 of a gain of $4.9 million and interest income of $1.7 million.

      In September 2000, the Company disposed of eleven Florida nursing facilities (1,435 beds) and four Florida assisted living facilities (135 units) to Greystone and received initial cash proceeds of $30.0 million and contingent consideration in the form of a $10.0 million Vendor Take Back Note and two other contingent and interest-bearing notes. For the period from September 2000 through March 2004, the Company retained the right of first refusal to repurchase the facilities. The Company also retained an option to repurchase the facilities until March 2003; however, the Company elected not to place an offer to repurchase the facilities. The option to repurchase along with the significant portion of the sales price being contingent, resulted in the disposition being accounted for as a deferred sale in accordance with Statement of Financial Accounting Standards ("SFAS") No. 66 and, accordingly, there was no gain or loss recorded on the initial transaction. Prior to the finalization of the agreement, the fixed assets had been classified as "Assets held under Divestiture Agreement" and had a net book value of $33.7 million. As of December 31, 2003, the Company anticipated the final consideration to be received in 2004, and therefore the "Assets held under Divestiture Agreement" were classified as a current asset and the Company ceased depreciating these assets as of January 1, 2004.

Deposits Held Under Divestiture Agreement

      Prior to finalization of the Divestiture Agreement, the initial cash proceeds of $30.0 million were classified in the balance sheet as "Deposits held under Divestiture Agreement." Consistent with the classification of the Assets Held under Divestiture Agreement, the Deposits held under Divestiture Agreement were classified as a current liability as of December 31, 2003 and until the transaction was completed in June 2004.

4. OTHER ASSETS

Medicare and Medicaid Settlement Receivables

      For Medicare revenues earned prior to the implementation of Medicare Prospective Payment System ("PPS") on January 1, 1999 and for Medicaid programs with a retrospective reimbursement system, differences between revenues that the Company ultimately expects to realize from these programs and amounts received are reflected as accounts receivable, or as accrued liabilities when payments have exceeded revenues that the Company ultimately expects to realize. At June 30, 2004, accounts receivable from both Medicare and Medicaid state programs, net of a general contractual allowance, totaled $26.8 million (December 31, 2003
- $37.2 million). This amount includes $11.4 million (December 31, 2003 - $11.3 million) that is expected to be substantially collected within one year and is included within "Accounts Receivable" as a current asset. The remaining balance of $15.4 million (December 31, 2003 - $25.9 million) is reported within "Other Assets." The Company is pursuing collection of a number of outstanding Medicare and Medicaid settlement issues.

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

      For another specific Medicare receivable issue involving the allocation of overhead costs, the first of three specific claim years was presented to the PRRB at a hearing in January 2003. The hearing procedures were discontinued after the parties negotiated a methodology for resolution of the claim for one of the years in dispute. The negotiated settlement for this and other issues relating to the 1996 cost report year, resulted in no adjustment to the recorded receivable balance, and the Company subsequently collected $3.0 million from the FI. In April 2004, the Company reached a negotiated settlement with the FI in respect of the remaining two claim years regarding overhead costs. The settlement will result in the receipt of approximately $7.7 million, $6.6 million of which was received in May 2004. The Company will receive the balance of the payment upon resolution of other matters concerning the cost report years under appeal. Upon resolution of these matters, the financial impact of the related settlement, if any, will be determined.

      The Company has hearings scheduled in August and September 2004 for other Medicare receivable issue in dispute. The hearing in August 2004 involves various issues amounting to $9.8 million with the FI for facilities purchased in the Arbor Health Care Company acquisition in 1997. The hearing in September 2004 involves a Director of Nursing staff cost issue in the amount of $3.8 million.

Notes Receivable

      As of December 31, 2003, the Company held $21.4 million in notes receivable due from Tandem Health Care, Inc. ("Tandem"). In February 2004, Tandem refinanced two of its nursing facilities and the Company subsequently received prepayment in full of $4.4 million of the notes receivable held in respect of these properties. In June 2004, the Company accepted and received a cash prepayment of $16.2 million for the remaining $17.0 million of notes receivable due from Tandem. After payment of the associated selling expenses of $0.5 million, the Company recognized a loss of $1.3 million, which is recognized in loss on disposal of assets on the statement of earnings.

5. LINE OF CREDIT AND LONG-TERM DEBT

Summary of Long-term Debt

      Long-term debt consisted of the following as of June 30, 2004 and December 31, 2003:

                                                                                  JUNE 30,        DECEMBER 31
                                                                                   2004              2003
                                                                                 ----------       -----------
                                                                                   (DOLLARS IN THOUSANDS)
9.50% Senior Notes due 2010 ...............................................        $149,694        $149,676
9.35% Senior Subordinated Notes due 2007 ..................................              --         200,000
6.875% Senior Subordinated Notes due 2014 .................................         121,912              --
Industrial Development Revenue Bonds, variable interest rates ranging from
  1.03% to 6.25%, maturing through 2014, secured by certain facilities ....          20,160          33,160
Mortgage notes payable, interest rates ranging from 3.0% to 10.5%, maturing
  through 2012 ............................................................          10,081          10,054
Other, primarily capital lease obligations ................................              20              28
                                                                                   --------        --------
Long-term debt before current maturities ..................................         301,867         392,918
Less current maturities ...................................................             931           1,223
                                                                                   --------        --------
Total long-term debt ......................................................        $300,936        $391,695
                                                                                   ========        ========

2014 Notes

      On April 22, 2004, the Company sold and issued $125 million aggregate principal amount of 6.875% Senior Subordinated Notes due May 1, 2014 (the "2014 Notes") pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the "Securities Act"). The 2014 Notes were issued at a price of 97.5001% of par to yield 7.23%. The net proceeds from the issuance of the 2014 Notes were approximately $117.4 million, net of a discount of $3.1 million and fees and expenses of $4.5 million. The Company used these net proceeds, along with cash on hand and borrowings under its amended and restated Credit Facility described below, to purchase for cash the 9.35% Senior Subordinated Notes due 2007 (the "2007 Notes"), tendered in the tender offer described below, to redeem the 2007 Notes not tendered in the tender offer prior to May 24, 2004 and to pay related fees and expenses of the tender offer and redemption. Also on April 22, 2004, the Company entered into two interest rate swap agreements and two interest rate cap agreements. See Note 6 for the terms of the interest rate swap and cap agreements.

      The 2014 Notes are fully and unconditionally guaranteed on a senior subordinated unsecured basis, jointly and severally, by all of the Company's existing and future domestic significant subsidiaries, all of the Company's existing and future domestic subsidiaries that guarantee or incur any indebtedness and any other existing and future significant subsidiaries or restricted subsidiaries that guarantee or otherwise provide direct credit support for indebtedness of the Company or any of its domestic subsidiaries. The 2014 Notes and guarantees are general unsecured obligations of the Company and the Company's subsidiaries.

      On or after May 1, 2009, the Company may redeem all or part of the 2014 Notes, at the redemption prices (expressed as percentages of principal amount) listed below, plus accrued and unpaid interest, if any, to the date of redemption, if redeemed during the twelve-month period commencing on May 1 of the years set forth below:

                    YEAR                        REDEMPTION PRICE
                    ----                        ----------------
2009........................................        103.438%
2010........................................        102.292%
2011........................................        101.146%
2012 and thereafter.........................        100.000%

2007 Notes

      On April 22, 2004, the Company purchased for cash $104.9 million aggregate principal amount of its 2007 Notes pursuant to a tender offer to purchase any and all of its then-outstanding $200 million of 2007 Notes. On May 24, 2004, the Company redeemed and cancelled the remaining $95.1 million of 2007 Notes not tendered in the tender offer. The holders of the 2007 Notes who tendered their 2007 Notes or whose 2007 Notes were redeemed by the Company were paid a premium that, in the aggregate, amounted to approximately $6.6 million. As a result of the tender offer, redemption and repayment of the 2007 Notes, in the second quarter of 2004, the Company wrote-off deferred finance charges of approximately $2.4 million related to the 2007 Notes and incurred legal costs estimated at $0.3 million. In addition, pursuant to the termination of the existing interest rate swap and cap agreements (discussed below), the Company recorded a gain of approximately $3.3 million in the second quarter of 2004. Below is a summary of the loss reported in the second quarter of 2004 relating to these transactions:

                                                                       (DOLLARS IN
                                                                        THOUSANDS)
                                                                       -----------
Tender premium and call premium ...............................         $(6,636)
Write-off of deferred finance charges .........................          (2,359)
Legal expenses ................................................            (285)
                                                                        -------
                                                                         (9,280)
Gain on termination of interest rate swap and cap agreements...           3,302
                                                                        -------
                                                                        $(5,978)
                                                                        =======

      The Company issued the 2007 Notes in December 1997 and were unsecured senior subordinated obligations of the Company subordinated in right of payment to all existing and future senior indebtedness of the Company, which included all borrowings under the Credit Facility as well as all indebtedness not refinanced by the Credit Facility. The 2007 Notes were to mature on December 15, 2007.

2010 Senior Notes

      On June 28, 2002, the Company completed a private placement of $150 million of its 9.5% Senior Notes due July 1, 2010 (the "2010 Senior Notes"), which were issued at a discount of 0.25% of par to yield 9.54%. In January 2003, the Company completed its offer to exchange new 9.5% Senior Notes due 2010 that have been registered under the Securities Act for the Notes issued in June 2002. The terms of the new 2010 Senior Notes are identical to the terms of the 2010 Senior Notes issued in June 2002 and are guaranteed by all existing and future active subsidiaries of the Company. Also on June 28, 2002, the Company entered into an interest rate swap agreement and an interest rate cap agreement. The Company terminated these agreements in April 2004 in connection with the sale and issuance of the 2014 Notes. See Note 6 for more information on the swap and cap agreements.

      The indenture governing the 2010 Senior Notes contains customary covenants and events of default. Under this indenture, the Company is restricted from incurring indebtedness if the fixed charge coverage ratio, determined on a pro forma basis, is less than or equal to 2.0 to 1. The Company's fixed charge coverage ratio is currently in excess of this minimum requirement. The fixed charge coverage ratio is defined in the indenture governing the 2010 Senior Notes, and is represented by a ratio of consolidated cash flow to fixed charges. In general, fixed charges consist of interest expense, including capitalized interest, amortization of fees related to debt financing and rent expense deemed to be interest, and consolidated cash flow consists of net income prior to the aforementioned fixed charges, and prior to income taxes and losses on disposal of assets.

      The Company is required to make mandatory prepayments of principal upon the occurrence of certain events, such as certain asset sales and certain issuances of securities. The 2010 Senior Notes are redeemable at the option of the Company starting on July 1, 2006. The redemption prices, if redeemed during the 12-month period beginning on July 1 of the year indicated, are as follows:

               YEAR                       REDEMPTION PRICE
               ----                       ----------------
2006..................................        104.750%
2007..................................        102.375%
2008 and thereafter...................        100.000%

      The Company has no independent assets or operations, the guarantees of the 2010 Senior Notes are full and unconditional, and joint and several, and any of the Company's subsidiaries that do not guarantee the 2010 Senior Notes are minor. There are no significant restrictions on the ability of the Company to obtain funds from its subsidiaries by loan or dividend.

Credit Facility

      The Company established a senior secured revolving credit facility in June 2002. In connection with the April 2004 offering of the 2014 Notes, the Company amended and restated its Credit Facility (the "Credit Facility") to, among other things, extend the maturity date from June 28, 2007 to June 28, 2009 and increase the total borrowing capacity from $105 million to $155 million.

      The Credit Facility is used to back letters of credit and for general corporate purposes. Borrowings under the Credit Facility bear interest, at the Company's option, at the Eurodollar rate or the prime rate, plus applicable margins. Depending upon the Company's senior leverage ratio, the interest rate is equal to the Eurodollar rate plus a margin of 2.50% to 3.25% per annum or the base rate plus a margin of 1.50% to 2.25% per annum. The commitment fee is 0.50% per annum on the undrawn capacity regardless of utilization.

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

      As of June 30, 2004 and December 31, 2003, the Company had no borrowings under the Credit Facility. The unused portion of the Credit Facility that is available for working capital and corporate purposes, after reduction for outstanding letters of credit of $33.7 million, was $121.3 million as of June 30, 2004.

      The Credit Facility requires that the Company comply with various financial covenants, including fixed charge coverage, debt leverage, and tangible net worth ratios. The Company is in compliance with all of the financial covenants as of June 30, 2004.

Other Loan Repayments and Refinancing

      In February 2004, the Company prepaid in full two Industrial Development Revenue Bonds totaling $13.0 million, which resulted in a charge to earnings of $0.4 million to write-off deferred financing costs.

      On October 2002, the Company completed a transaction in which it exercised its right to acquire seven previously-leased nursing facilities in the states of Ohio and Indiana for $17.9 million. The purchase price included cash of $7.4 million and a $10.5 million interest bearing 10-year note. The interest rate on the note was subject to negotiation and failing an agreement would have been settled through arbitration. In the latter part of 2003, the Company prepaid $4.5 million against the note and in April 2004 the Company refinanced the facilities with mortgages whose interest rates vary with LIBOR above a minimum level, and repaid the remaining balance of the note due to the seller.

6. ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Objectives and Strategies

      As of June 30, 2004, all but $19 million of the Company's outstanding debt obligations have fixed interest rates. To hedge the fair value of fixed-rate debt obligations, the Company has entered into interest rate swap agreements under which it pays a variable rate of interest and receives a fixed rate of interest. These interest rate swaps are designated as fair value hedges under SFAS 133 and changes in the market value of the interest rate swaps have no impact on the statement of earnings unless they are terminated or are no longer designated as hedges. In addition, the Company has entered into interest rate cap agreements to limit its exposure to increases in interest rates.

      The Company does not speculate using derivative instruments.

Interest Rate Swap and Cap Agreements Entered into in April 2004 and Maturing in 2010 and 2014

      On April 22, 2004, the Company entered into two new interest rate swap agreements and two new interest rate cap agreements relating to the 2010 Senior Notes and the 2014 Notes.

      With respect to the 2010 Senior Notes, the Company entered into an interest rate swap agreement expiring July 1, 2010 (the "2010 Swap") with a notional amount of $150 million. The 2010 Swap effectively converted up to $150 million of fixed interest rate indebtedness into variable interest rate indebtedness. Under the terms of the 2010 Swap, the counterparty can call the swap at any time on or after July 1, 2006 with payments as determined under the agreement. This call option is a mirror image of the embedded call option in the debt instrument. The swap was designated as a highly-effective fair value hedge, and as a result, changes in market value of the swap are recorded in earnings but are offset by changes in market value of the indebtedness so that there is no net impact on the statement of earnings unless the swap is terminated or no longer qualifies as a hedge. The Company also entered into an interest rate cap agreement expiring July 1, 2010 (the "2010 Cap") with a notional amount of $150 million. Under the 2010 Cap, the Company paid on April 22, 2004 an upfront fee of $3.5 million to the counterparty that will be amortized to interest expense over the term of the cap. The Company will receive a variable rate of interest equal to the excess, if any, of the six-month LIBOR rate, adjusted semi-annually, over the cap rate of 7%. The Company uses the 2010 Cap to offset possible increases in interest payments under the 2010 Swap caused by increases in market interest rates over a certain level. Under the terms of the 2010 Cap, the counterparty can call the cap if the 2010 Swap is terminated. The 2010 Cap was not designated as a hedging instrument under SFAS 133 and, therefore, changes in market value are recorded in the statement of earnings.

      With respect to the 2014 Notes, the Company entered into an interest rate swap agreement expiring May 1, 2014 (the "2014 Swap") with a notional amount of $125 million. The 2014 Swap effectively converted up to $125 million of fixed interest rate indebtedness into variable interest rate indebtedness. Under the terms of the 2014 Swap, the counterparty can call the 2014 Swap at any time on or after May 1, 2009 with payments as determined under the agreement. This call option is a mirror image of the embedded call option in the debt instrument. The 2014 Swap was designated as a highly-effective fair value hedge and, as a result, changes in market value of the swap are recorded in earnings but are offset by changes in market value of the indebtedness so that there is no net impact on the statement of earnings unless the swap is terminated or no longer qualifies as a hedge. The Company also entered into an interest rate cap agreement expiring May 1, 2014 ("2014 Cap") with a notional amount of $125 million. Under the 2014 Cap, the Company pays a fixed rate of interest equal to 0.75% to the counterparty and receives a variable rate of interest equal to the excess, if any, of the six-month LIBOR rate, adjusted semi-annually, over the cap rate of 7%. The Company uses the 2014 Cap to offset possible increases in interest payments under the 2014 Swap caused by increases in market interest rates over a certain level. Under the terms of the 2014 Cap, the counterparty can call the cap if the 2014 Swap is terminated. The 2014 Cap was not designated as a hedging instrument under SFAS 133 and, therefore, changes in market value are recorded in the statement of earnings.

Interest Rate Swap and Cap Agreements Prior to April 2004

      In June 2002, the Company entered into an interest rate swap agreement maturing in 2007 (the "2007 Swap") with a notional amount of $150 million to hedge the fair value of the fixed-rate 2007 Notes that were repaid during the second quarter of 2004 (see note 5). The 2007 Swap effectively converted up to $150 million of fixed interest rate indebtedness into variable interest rate indebtedness. The 2007 Swap was designated as a fair value hedge and, as a result, changes in market value of the swap were recorded in earnings, however there was no impact on the Company's statement of earnings in 2003 and 2004 prior to termination of the swap in April 2004.

      Also in June 2002, the Company entered into an interest rate cap agreement maturing in 2007 (the "2007 Cap") with a notional amount of $150 million. Under the 2007 Cap, the Company paid a fixed rate of interest equal to 0.24% and received a variable rate of interest equal to the excess, if any, of the one-month LIBOR rate, adjusted monthly, over the cap rate of 7%. A portion of the 2007 Cap with a notional amount of $19 million was designated as a hedging instrument (cash-flow hedge) to effectively limit possible increases in interest payments under variable-rate debt obligations. The remainder of the 2007 Cap with a notional amount of $131 million was used to offset increases in variable-rate interest payments under the 2007 Swap to the extent one-month LIBOR exceeded 7%. This portion of the 2007 Cap was not designated as a hedging instrument under SFAS 133 and, therefore, changes in market value were recorded in the statement of earnings.

      In April 2004, coterminous with the sale and issuance of the 2014 Notes, the Company terminated its 2007 Swap and its 2007 Cap for $2.6 million in cash and an aggregate gain of approximately $3.3 million.

Quantitative Disclosures

      Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair value hedge, along with the loss or gain on the hedged asset or liability of the hedged item that is attributable to the hedged risk, are recorded in earnings. Changes in the fair value of cash flow hedges are reported as Accumulated Other Comprehensive Income ("AOCI") as a component of Shareholder's Equity. There were no cash flow hedges after the termination of the 2007 Cap in April 2004. Changes in the fair value of interest rate caps not designated as a hedging instrument are reported in the statement of earnings.

      As of June 30, 2004, the fair value of the interest rate swaps designated as fair value hedges is a liability of $8.3 million and is offset by an asset of $8.3 million relating to the changes in market value of the hedged items (long-term debt obligations). A gain of $0.1 million (net of income tax effect) was credited to AOCI for the six months ended June 30, 2004 relating to the 2007 Cap. As of June 30, 2004, the fair value of the 2010 Cap is an asset of $2.4 million recorded in other long-term assets and the fair value of the 2014 Cap is a liability of $3.4 million recorded in other long-term liabilities.

      The fair value of the Company's interest rate caps are dependent on projected six-month LIBOR interest rates, that are influenced by long-term rates, and the volatility of these rates. As a result of a decline in the volatility of rates in the second quarter of 2004, the value of the Company's interest rate caps declined and resulted in valuation adjustment expense of $4.3 million compared to $0.3 million in the second quarter of 2003. Valuation adjustment expense for the six months ended June 30, 2004 was $4.4 million as compared to $0.2 million for the six months ended June 30, 2003. Valuation adjustment expense on the interest rate cap, formerly included with interest income, has been reclassified to a separate line on the statement of earnings.

7. DUE TO SHAREHOLDER AND AFFILIATE

      Extendicare held $27.9 million of the 2007 Notes prior the refinancing. Pursuant to the tender offer, in May 2004, the 2007 Notes held by Extendicare were redeemed for approximately $28.8 million in cash. Subsequently in May 2004, Extendicare purchased for market value all of the Company's investment of 125,000 common shares in Omnicare Inc. ("Omnicare") for $4.9 million in cash, which resulted in a gain of $0.9 million. In addition, Extendicare advanced through the Company's parent company $22.9 million, of which $14.0 million was through an affiliate to the Company. As a result, as of June 30, 2004, the Company owes to its shareholder and an affiliate $19.8 million, of which $3.2 million has been classified as a current payable. As of December 31, 2003, the Company had a current receivable from shareholder and an affiliate of $7.0 million and a long-term payable of $3.5 million.

8. GAIN (LOSS) ON DISPOSAL OF ASSETS AND IMPAIRMENT OF LONG-LIVED ASSETS

      The following summarizes the components of the gain (loss) on the disposal of assets and impairment of long-lived assets:

                                                                    THREE MONTHS     SIX MONTHS
                                                                        ENDED           ENDED
                                                                    JUNE 30, 2004   JUNE 30, 2004
                                                                    -------------   -------------
                                                                       (DOLLARS IN THOUSANDS)
Gain (loss) on disposal of assets:
   Completion of Divestiture Agreement with Greystone (note 3)        $ 4,872          $ 4,872
   Loss on repayment of notes due from Tandem (note 4) .......         (1,266)          (1,266)
   Gain on sale of Omnicare shares to Extendicare (note 7) ...            863              863
                                                                      -------          -------
                                                                        4,469            4,469
Impairment of skilled nursing facility in Indiana ............            ---           (1,612)
                                                                      -------          -------
                                                                      $ 4,469          $ 2,857
                                                                      =======          =======

      In March 2004, the Company concluded the evaluation of two nursing facilities that operate adjacent to one another in Indiana, both of which require capital renovations. After evaluation of the respective operations, the Company made a decision, subject to State of Indiana approval, to consolidate the two operations into one renovated facility, which upon completion will accommodate all residents within both facilities, however, decrease the total available nursing beds by 46. The consolidation of the two operations is expected to be completed by March 2005. As a result of the decision to close the one facility, the Company recorded a provision of $1.6 million for impairment of long-lived assets.

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

                                  MEDICARE,
                                  MEDICAID      RESIDENT AND
                                AND SUPPLIER      EMPLOYEE
                                   CLAIMS          CLAIMS       OTHER        TOTAL
                                ------------    ------------    ------      --------
                                                 (DOLLARS IN THOUSANDS)
Balance December 31, 2002...      $ 8,099         $ 1,318       $ 301       $ 9,718
  Cash Payments ............         (565)           (824)       (141)       (1,530)
  Provisions (1) ...........         (897)             --          --          (897)
                                  -------         -------       -----       -------
Balance December 31, 2003...        6,637             494         160         7,291
  Cash Payments ............         (717)             --          --          (717)
                                  -------         -------       -----       -------
Balance June 30, 2004 ......      $ 5,920         $   494       $ 160       $ 6,574
                                  =======         =======       =====       =======

(1) In 2003, provisions include the write-off of $1.3 million of previously accrued Medicare claims receivable relating to discontinued operations.

9. LOSS ON REFINANCING AND RETIREMENT OF DEBT

      The following summarizes the components of the loss on refinancing and retirement of debt:

                                                                             THREE MONTHS       SIX MONTHS
                                                                                ENDED             ENDED
                                                                             JUNE 30, 2004     JUNE 30, 2004
                                                                             -------------     -------------
                                                                                (DOLLARS IN THOUSANDS)
Loss on early retirement of 2007 Notes (note 5) .........................      $ 9,280            $ 9,280
Loss on early retirement of Industrial Development Revenue Bonds (note 5)           --                354
                                                                               -------            -------
                                                                                 9,280              9,634
Gain on termination of interest rate swap and cap (note 6) ..............       (3,302)            (3,302)
                                                                               -------            -------
                                                                               $ 5,978            $ 6,332
                                                                               =======            =======

10. INTEREST EXPENSE, NET

      The following summarizes the components of interest expense, net:

                                                    THREE MONTHS                 SIX MONTHS
                                                    ENDED JUNE 30,             ENDED JUNE 30,
                                                ----------------------     ----------------------
                                                  2004          2003         2004         2003
                                                  ----          ----         ----         ----
                                                             (DOLLARS IN THOUSANDS)
Interest expense........................        $ 6,658      $  8,566      $ 14,858     $ 17,061
Interest income.........................         (2,274)         (748)       (3,889)      (1,341)
                                                -------      --------      --------      -------
                                                $ 4,384      $  7,818      $ 10,969     $ 15,720
                                                ========     =========     ========     ========

      The valuation adjustment on interest rate cap, formerly included with interest income, has been reclassified to a separate line on the statement of earnings. Refer to Note 6.

11. SUBSEQUENT EVENTS

Transfer of Operations of Skilled Nursing Facility in Chippewa Falls, Wisconsin

      In June 2004, in response to facility citations for survey deficiencies of its nursing facility in Chippewa Falls, Wisconsin, the Company reached a tentative agreement with the State of Wisconsin to transfer the operations to a new licensee.

      In July, the Company finalized an agreement to transfer operations of its nursing facility, effective August 1, 2004, to Lakeside Health L.L.C. ("Lakeside Health"), a subsidiary of Benedictine Health Dimensions, Inc. ("Benedictine") for a term of three years. Under the terms of the agreement, Lakeside Health will be responsible for all operating costs, including rent to the Company and Benedictine will manage the nursing facility for a fee. The Company will receive rental income of $0.5 million per annum, however be responsible to fund Lakeside Health for any and all net operating losses, as defined in the agreement, from the nursing facility and to provide working capital advances of approximately $2.0 million. Based upon the terms of the agreement and future changes imposed by the State of Wisconsin on the plan of correction and licensed bed capacity of the facility, the Company may be required to take a charge for asset impairment under SFAS No. 144. The nursing facility incurred a loss before lease costs, depreciation, interest and income taxes of $0.5 million for the six months ended June 30, 2004 as compared to net earnings before these items of $0.5 million for the year ended December 31, 2003.

Kentucky Medicaid Rates

      In July 2004, the State of Kentucky received approval from the Centers for Medicare and Medicaid Services ("CMS") of a state plan amendment and waiver that will become effective July 1, 2004. The impact of the plan amendment and waiver is estimated to increase the Company's net earnings by approximately $3.0 million per year.

CMS Announcement concerning Medicare Rates Effective October 2004.

      On July 30, 2004, CMS announced in the federal register, a 2.8% increase in Medicare rates effective October 1, 2004. In addition, CMS stated that it had not concluded the study on the resource utilization groupings classifications and, as a result, the implementation of a RUGs Refinement change, where all or part of the enhancement is discontinued will be delayed until October 1, 2005.

Commencement of Exchange Offer

      In July 2004, the Company commenced its offer to exchange new 2014 Notes that have been registered under the Securities Act for the 2014 Notes issued in April 2004. The terms of the new 2014 Notes are identical to the terms of the 2014 Notes issued in April 2004 and are fully and unconditionally guaranteed on a senior subordinated unsecured basis, jointly and severally, by all existing and future domestic significant subsidiaries of the Company, all existing and future domestic subsidiaries of the Company that guarantee or incur any indebtedness, and any other existing and future significant subsidiaries or restricted subsidiaries of the Company that guarantee or otherwise provide direct credit support for indebtedness of the Company or any of the Company's domestic subsidiaries. The Company anticipates that the offer to exchange the 2014 Notes will be completed in August 2004.

12. COMPREHENSIVE INCOME

      Comprehensive Income is as follows for the periods shown:

                                                                      THREE MONTHS   THREE MONTHS    SIX MONTHS     SIX MONTHS
                                                                         ENDED          ENDED           ENDED         ENDED
                                                                      JUNE 30, 2004  JUNE 30, 2003   JUNE 30, 2004  JUNE 30, 2003
                                                                      -------------  -------------   -------------  -------------
                                                                                      (DOLLARS IN THOUSANDS)
NET EARNINGS ......................................................      $ 8,826        $ 4,181        $ 18,173       $ 6,469
OTHER COMPREHENSIVE INCOME (LOSS):
    Unrealized gain (loss) on investments, before tax .............       (3,089)         1,427          (2,131)        2,550
    Gain (loss) on cash flow hedges, before tax ...................          100            (72)            167           (58)
                                                                         -------        -------        --------       -------
    Other comprehensive income, before tax ........................       (2,989)         1,355          (1,964)        2,492
    Income tax provision related to items of other
       comprehensive income........................................        1,196            542             786           987
                                                                         -------        -------        --------       -------
    Other comprehensive income (loss), net of tax .................       (1,793)           813          (1,178)        1.505
                                                                         -------        -------        --------       -------
 COMPREHENSIVE INCOME .............................................      $ 7,033        $ 4,994        $ 16,995       $ 7,974
                                                                         =======        =======        ========       =======

13. COMMITMENTS AND CONTINGENCIES

Capital Expenditures

      As of June 30, 2004, the Company had capital expenditure purchase commitments outstanding of approximately $9.1 million.

      In the first half of 2004, the Company completed four construction projects for a total cost of $10.0 million. As of June 30, 2004, the Company has 11 new construction projects in progress, which are expected to add 18 nursing units and 366 assisted living units. The total estimated cost of the projects is $42.0 million, and they are expected to be completed in 2005 and 2006. Total costs incurred through June 30, 2004 on these projects were approximately $1.6 million and purchase commitments of $15.0 million are outstanding.

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

Omnicare Preferred Provider Agreement

      In 1998, the Company disposed of its pharmacy operations to Omnicare. Subsequently, the Company entered into a Preferred Provider Agreement, the terms of which enabled Omnicare to execute Pharmacy Service Agreements and Consulting Service Agreements with all of the Company's skilled nursing facilities. Under the terms of the agreement, the Company secured "per diem" pricing arrangements for pharmacy supplies for the first four years of the Agreement, which period expired December 2002. The Preferred Provider Agreement contained a number of provisions that involved sophisticated calculations to determine the "per diem" pricing during this first four-year period. Under the "per diem" pricing arrangement, pharmacy costs fluctuate based upon occupancy levels in the facilities. The "per diem" rates were established assuming a declining "per diem" value over the initial four years of the contract to coincide with the phase-in of the Medicare PPS rates. Omnicare has subsequently asserted that "per diem" rates for managed care and Medicare beneficiaries are subject to an upward adjustment based upon a comparison of per diem rates to pricing models based on Medicaid rates.

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

      In 2002, in connection with its agreements to provide pharmacy services to the Company, Omnicare has requested arbitration for an alleged lost profits claim related to the Company's disposition of assets, primarily in Florida. Damage amounts, if any, cannot be reasonably estimated based on information available at this time. An arbitration hearing has not yet been scheduled. The Company believes it has interpreted correctly and has complied with the terms of the Preferred Provider Agreement; however, there can be no assurance that other claims will not be made with respect to the agreement.

Regulatory Risks

      All providers are subject to surveys and inspections by state and federal authorities to ensure compliance with applicable laws and licensure requirements of the Medicare and Medicaid programs. The survey process is intended to review the actual provision of care and services, and remedies for assessed deficiencies can be levied based upon the scope and severity of the cited deficiencies. Remedies range from the assessment of fines to the withdrawal of payments under the Medicare and Medicaid programs. Should a deficiency not be addressed through a plan of correction, a facility can be decertified from the Medicare and Medicaid program. As of June 30, 2004, the Company has certain facilities under plans of correction, including the citations for its nursing facility in Chippewa Falls, Wisconsin (note 11). While it is not possible to estimate the final outcome of the required corrective action, the Company has accrued for known costs.

14. UNCERTAINTIES AND CERTAIN SIGNIFICANT RISKS

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

      The second category is "RUGs Refinements" which involves an initial 20% add-on for 15 RUGs categories identified as having high intensity, non-therapy ancillary services. The 20% add-ons from three RUGs categories were later redistributed to 14 rehabilitation categories at an add-on rate of 6.7% each. In April 2002, CMS announced that it would delay the refinement of the RUGs categories thereby extending the related funding enhancements until September 30, 2003. In May 2003, CMS released a rule to maintain the current RUGs classification until October 1, 2004. Further to, but independent of this, Congress enacted legislation directing CMS to conduct a study on the RUGs classification system and report its recommendations by January 2005. The implementation of a RUGs refinement change, where all or part of the enhancement is discontinued, could have a significant impact on the Company. Based upon the Medicare case mix and census for the six months ended June 30, 2004, the Company estimates that it received an average $25.28 per resident day, which on an annualized basis amounts to $20.0 million related to the RUGs Refinements. For additional information pertaining to the RUGs refinement, refer to note 11 - Subsequent Events.

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

      As of June 30, 2004, the States of Pennsylvania, Indiana and Washington have proposed state plan amendments and waivers pertaining to the fiscal year commencing July 1, 2003 that are awaiting review and approval by CMS. As the state plan amendments and waivers have not been approved, the Company has recorded revenues based upon amounts received. Based upon the final and CMS approved state plan amendments and waivers, changes in Medicaid rates and any associated provider taxes could result in adjustments to earnings for the period from July 1, 2003 to June 30, 2004.

Interests in Unrelated Long Term Care Providers

      Through the divestiture program in Texas and Florida, the Company has amounts due from the purchasers and retained ownership of certain nursing home properties, which the Company leases to other unrelated long-term care providers. In aggregate, as of June 30, 2004, the Company had $7.1 million in non-current amounts receivable due from unrelated long-term care providers in Florida and Texas; and owns $14.9 million in nursing home properties in Texas and Florida. For the six months ended June 30, 2004 and 2003, the Company earned $3.2 million and $2.8 million, respectively, in management and consulting fees, and $1.4 million and $0.9 million, respectively, in rental revenue from unrelated long-term care operators that were operating in properties owned by the Company. As a result, the earnings and cash flow of the Company can be influenced by the financial stability of these unrelated long-term operators.

Medicare and Medicaid Receivables

      The Company is attempting to settle a number of outstanding Medicare and Medicaid receivables. Normally such items are resolved during an annual audit process and no provision is required. However, where differences exist between the Company and the FI, the Company may record a general provision. The Company continues to negotiate on the remaining issues and when appropriate seek resolution from the PRRB. No adjustment to the receivable amount can be determined until negotiations are concluded on a majority of issues that are involved in the cost reporting years under appeal. Though the Company remains confident that it will successfully settle the issues, an unsuccessful conclusion could negatively impact the Company's earnings and cash flow. As of June 30, 2004 and December 31, 2003 the Company had $39.6 million and $51.2 million, respectively, of gross Medicare and Medicaid settlement receivables with a related contractual allowance of $12.8 million and $14.0 million, respectively. The net amount receivable represents the Company's estimate of the amount collectible on Medicare and Medicaid prior period cost reports.

Accrual for Self-Insured Liabilities

      The Company had $43.5 million and $45.1 million in accruals for self-insured liabilities as of June 30, 2004 and December 31, 2003, respectively. Though the Company has been successful in exiting from the states of Texas and Florida and limiting future exposure to general liability claims in these states, the timing and eventual settlement costs for these claims cannot be precisely defined.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      We are one of the largest providers of long-term care and related services in the United States. We are an indirect wholly owned subsidiary of Extendicare Inc., or Extendicare, a Canadian publicly traded company. Through our subsidiary network of geographically clustered facilities, we offer a continuum of healthcare services, including nursing care, assisted living and related medical specialty services, such as subacute care and rehabilitative therapy. As of June 30, 2004, we operated or managed 191 long-term care facilities with 17,220 beds in 13 states, of which 151 were nursing facilities with 15,279 beds and 40 were assisted living and retirement facilities with 1,941 units. We also provided consulting services to 77 facilities with 9,446 beds in five states. In addition, we operated 23 outpatient rehabilitation clinics in four states. We receive payment for our services from Medicare, Medicaid, private insurance, self-pay residents and other third party payors.

FORWARD-LOOKING STATEMENTS

      This quarterly report on Form 10-Q contains forward-looking statements that are intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding anticipated financial performance, business strategy and goals for future operations, are forward-looking statements. These forward-looking statements can be identified as such because the statements generally include words such as "expect," "intend," "believe," "anticipate," "estimate," "plan" or "objective" or other similar expressions. These forward-looking statements reflect our beliefs and assumptions, and are based on information currently available to us. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results, performance or achievements or industry results to be materially different from those expressed in, or implied by, these statements. Some, but not all, of the risks and uncertainties include those described in the "Risk Factors " section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and other filings with the Securities and Exchange Commission, include the following:

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

EXECUTIVE OVERVIEW

      Our business strategy and competitive strengths remain unchanged from that outlined in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2003. Our key business goals are to:

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

      During the six months ended June 30, 2004, we continued to improve Medicare average daily census, while our total census remained comparable to the prior year. In June 2004, we acquired for $5.0 million in cash four nursing facilities (321 beds) in Indiana. We completed four construction projects during the six months ended June 30, 2004, which increased operational capacity at one nursing facility and two assisted living facilities and added one new free-standing assisted living facility. We have approved 11 additional construction projects to add 18 nursing beds and 366 assisted living facility units. Eight of the construction projects will be completed in 2005 and the remainder are scheduled to be completed in 2006.

      We initiated and completed in the second quarter of 2004 several transactions that reduced our level of debt and, as a result, will improve our operating cash flow and cash resources. In April 2004, we sold and issued $125.0 million aggregate principal amount of 6.875% Senior Subordinated Notes due 2014, or 2014 Notes. The net proceeds from the sale and issuance of the 2014 Notes were approximately $117.4 million, net of a $3.1 million discount and fees and expenses of $4.5 million. We used these net proceeds, together with borrowings under our amended and restated credit facility to purchase for cash approximately $104.9 million aggregate principal amount of 9.35% Senior Subordinated Notes due 2007, or 2007 Notes, validly tendered in the tender offer that we commenced in April 2004 and to redeem any 2007 Notes not tendered in the tender offer or cancelled. In addition, in April 2004, coterminous with the sale and issuance of the 2014 Notes, we terminated our existing interest rate swap and cap agreements for an aggregate gain of $3.3 million. In addition, to hedge our exposure to fluctuations in market value, we entered into two new interest rate swap agreements and two new interest rate cap agreements relating to the 9.50% Senior Notes due 2010, or the 2010 Senior Notes, and the 2014 Notes. As a result of our debt refinancing, we lowered our long-term debt and debt to equity ratio from $392.9 million and 2.2 to 1, respectively, as of December 31, 2003 to $301.9 million and 1.5 to 1 as of June 30, 2004; and reduced our weighted average interest rate to approximately 5.5% as of June 30, 2004 compared to 7.7% as of March 31, 2004, and 7.5% as of December 31, 2003.

      We also monetized to cash $30.6 million in notes that were formerly outstanding from our Florida divestiture program and reduced our balance of Medicare settlement receivables. We accepted and received in February and in June 2004, a total of $20.6 million in cash prepayments for all outstanding notes receivable from Tandem Health Care, Inc., or Tandem, and as a result recorded a loss in the second quarter of $1.3 million. In June 2004, we concluded the deferred sales transaction with Greystone Tribeca Acquisition, L.L.C., or Greystone, by receipt of the final consideration of $10.0 million on the Vendor Take Back Note plus $2.6 million in interest, which completed the September 2000 Divestiture Agreement. As a result, in the second quarter, we recognized a gain on sale of assets of $4.9 million and related interest income of $1.7 million. In January 2004, we negotiated and subsequently received a cash settlement of $5.6 million for all remaining years of a Medicare settlement receivable involving a staffing cost matter. In April 2004, we reached a negotiated settlement with our Fiscal Intermediary, or FI, on one Medicare settlement receivable issue that resulted in the receipt of $6.6 million in cash in May 2004. These settlements did not result in any significant adjustment from the recorded receivable balance.

      We operate in a competitive marketplace and depend substantially on revenues derived from governmental third-party payors, with the remainder of our revenues derived from commercial insurers, managed care plans, and private individuals. The on-going pressures from the Medicare and Medicaid programs, along with other payors seeking to control costs and/or limit reimbursement rates for medical services, are but one of the business risks that we face. We also operate in a heavily regulated industry, subject to the scrutiny of federal and state regulators. Each of our facilities must comply with regulations regarding staffing levels, resident care standards, occupational health and safety, resident confidentiality, billing and reimbursement, environmental and biological and other standards. Government agencies have steadily increased their enforcement activity over the past several years. As a result, we are continually allocating increased resources to ensure compliance with applicable regulations and to respond to inspections, investigations and/or enforcement actions. In June 2004, as a result of facility citations for survey deficiencies in a nursing facility in Chippewa Falls, Wisconsin, we reached a tentative agreement with the State of Wisconsin to transfer the operations to a new licensee. In July 2004, we entered into an agreement to transfer the operations to Benedictine Health Dimensions, Inc., or Benedictine, another long-term care provider, effective in August 2004. Federal law requires each state to have a Medicaid Fraud Control Unit, which is responsible for investigating provider fraud and resident abuse. We are aware of investigations by these units in Kentucky and Wisconsin. The investigations have not been sufficiently developed to enable us to predict an outcome.

REVENUES

      We derive revenues by providing routine and ancillary healthcare services to residents in our network of facilities. Long-term healthcare services provided to our residents include services such as nursing care, assisted living and related medical services, such as subacute care. We also derive revenues by providing rehabilitative therapy to outside third parties at our rehabilitation clinics and earn management and consulting revenues from other long-term care organizations.

      Nursing Facilities. Within our nursing facilities, we generate our revenue from Medicare, Medicaid and private pay sources. Medicaid rates are generally lower than rates earned from Medicare, private, commercial insurance and other sources, and therefore, an important performance measurement is "quality mix," which is defined as revenues or census earned from payor sources other than from Medicaid programs. The following table sets forth our Medicare, Medicaid and private pay sources of revenue of our nursing facilities by percentage of total revenue and the level of quality mix presented on a same facility basis. These percentages are not significantly different when including all nursing facilities.

                              PERCENTAGE OF TOTAL NURSING REVENUES
                            ------------------------------------------
                             FOR THREE MONTHS         FOR SIX MONTHS
                              ENDED JUNE 30           ENDED JUNE 30
                            ------------------      ------------------
                             2004        2003        2004        2003
                            ------      ------      ------      ------
Medicare ..............      32.1%       29.8%       32.4%       29.3%
Private and other .....      17.8%       18.8%       17.8%       18.7%
                            -----       -----       -----       -----
   Quality Mix ........      49.9%       48.6%       50.2%       48.0%
Medicaid ..............      50.1%       51.4%       49.8%       52.0%
                            -----       -----       -----       -----
   Total ..............     100.0%      100.0%      100.0%      100.0%
                            =====       =====       =====       =====

      Nursing and Assisted Living Facilities. Within our assisted living facilities, we generate our revenue primarily from private pay sources, with a small portion earned from Medicaid where states offer such programs. The following table sets forth our Medicare, Medicaid and private pay sources of revenues for our nursing and assisted living facilities by percentage of total revenue and the level of quality mix presented on a same facility basis. These percentages are not significantly different when including all nursing facilities.

                            PERCENTAGE OF TOTAL NURSING AND ASSISTED LIVING REVENUES
                            --------------------------------------------------------
                               FOR THREE MONTHS                  FOR SIX MONTHS
                                ENDED JUNE 30                     ENDED JUNE 30
                            ---------------------            ----------------------
                             2004           2003              2004           2003
                            ------         ------            ------         ------
Medicare ..............      30.7%          28.5%             31.0%          28.0%
Private and other .....      21.1%          22.2%             21.1%          22.1%
                            -----          -----             -----          -----
   Quality Mix ........      51.8%          50.7%             52.1%          50.1%
Medicaid ..............      48.2%          49.3%             47.9%          49.9%
                            -----          -----             -----          -----
   Total ..............     100.0%         100.0%            100.0%         100.0%
                            =====          =====             =====          =====

      Other Revenues. We derive outpatient therapy revenues by providing rehabilitation therapy services to outside third parties at our clinics. The revenue sources are primarily HMOs and commercial insurance, workers' compensation, Medicare, Medicaid and other sources, including self-pay clients. Management and consulting fees are paid directly from the long-term care organizations that we contract with to provide services.

LEGISLATIVE ACTIONS AFFECTING REVENUES

      BBRA and Temporary Funding Enhancements. Prior to October 1, 2002, the incremental Medicare relief packages received from the Balanced Budget Refinement Act, or BBRA, and Benefits Improvement and Protection Act, or BIPA, provided a total of $2.7 billion in temporary Medicare funding enhancements to the long-term care industry. The funding enhancements implemented by BBRA and BIPA fall into two categories. The first category is "Legislative Add-ons", which included a 16.66% add-on to the nursing component of the Resource Utilization Groups, or RUGs, rate and a 4% base adjustment. The Legislative Add-ons expired on September 30, 2002, hereafter referred to as the "Medicare Cliff", resulting in a reduction of $16.3 million per annum in Medicare funding for our nursing facilities. The second category is RUGs Refinements which involved an initial 20% add-on for 15 RUGs categories identified as having high intensity, non-therapy ancillary services. The 20% add-ons from three RUGs categories were later redistributed to 14 rehabilitation categories at an add-on rate of 6.7% each.

      Administrative Fix -- October 1, 2003. Effective October 1, 2003, the Centers of Medicare and Medicaid Services, or CMS, increased Medicare rates by 6.26% reflecting (1) a cumulative forecast correction, or "Administrative Fix", to correct past years under-funded rate increases, which increased the federal base payment rates by 3.26%, and (2) the annual market basket increase of 3.0%. We estimated that based on the Medicare case mix for the nine-month period ended September 30, 2003, these Medicare rate increases would add approximately $18.45 per Medicare day. Based on the Medicare case mix and census for the six months ended June 30, 2004, the impact of the 6.26% Medicare rate increase increased our revenues by $7.3 million, offset by higher labor and other operating costs. In order to maintain their commitment to Senator Grassley and CMS in providing the administrative fix, in October 2003 the Alliance for Quality Nursing Home Care (which is a membership of large long-term care providers) and the American Health Care Association announced their support to spend the administrative fix over the next fiscal period on direct care and services for residents. In October 2003, CMS published notice to nursing facilities that within future cost reports, it will require confirmation that the administrative fix funding was spent on direct patient care and related expenses.

      Future Medicare Changes. With respect to the RUGs Refinements, in April 2002, CMS announced that it would delay the refinement of the RUGs categories thereby extending the related funding enhancements until September 30, 2003. In May 2003, CMS released a rule that maintained the current RUGs classifications until October 1, 2004. Further to, but independent of this, Congress enacted legislation directing CMS to conduct a study on the resource utilization grouping classification system and report its recommendations by January 2005. On July 30, 2004 CMS stated that it had not concluded the study on the resource utilization groupings classifications and, as a result, the implementation of a RUGs Refinement change, where all or part of the enhancement is discontinued will be delayed until October 1, 2005. Based upon the Medicare case mix and census for the six months ended June 30, 2004, we estimate that we received an average $25.28 per resident day, which on an annualized basis amounts to $20.0 million related to the RUGs Refinements. The implementation of a RUGs Refinement change, where all or part of the enhancement is discontinued, could have a significant impact on us.

      In February 2003, CMS announced its plan to reduce its level of reimbursement for uncollectible Part A co-insurance. Under the plan announced by CMS, the reimbursement level would be reduced to 70% over a three year period as follows: 90% effective for the government fiscal year commencing October 1, 2003, 80% effective for the government fiscal year commencing October 1, 2004 and 70% effective for government fiscal years commencing on or after October 1, 2005. This plan is consistent with the Part A co-insurance reimbursement plan applicable to hospitals. CMS did not implement the rule change effective October 1, 2003, and continues to review the proposed plan. We estimate that, should this plan be implemented, the negative impact to our net earnings would be $1.3 million in 2004, increasing to $3.3 million in 2006.

      Medicaid Rates Subject to CMS Approval. Some of the states in which we operate, including Pennsylvania, Indiana and Washington, have submitted proposed state plan amendments and waivers pertaining to the fiscal year commencing July 1, 2003, which are awaiting review and approval by CMS. The retrospective plan amendments and waivers seek to increase the level of federal funding for the states' Medicaid programs and, if approved, would result in providing skilled nursing facilities with revenue rate increases to offset new or increased provider taxes. Since the plan amendments and waivers have not been approved, we have recorded revenues based upon amounts received. In Pennsylvania, should CMS approve the State's plan amendment and waiver as submitted, incremental earnings, net of the provider tax, of $4.6 million could be recorded in 2004 pertaining to the 12-month period ended June 30, 2004. Without approval, we could record a negative adjustment to earnings of up to $5.0 million in 2004 pertaining to this same 12-month period. In Indiana, approval of the original amendment and waiver submitted could result in the recording of net incremental earnings of $3.0 million in 2004 pertaining to the 12-month period ended June 30, 2004, and there would be no impact if the plan were not approved. In Washington, the state has proceeded to implement the provider tax and fund the incremental Medicaid rates, while seeking approval from CMS on their proposal. If the plan is not approved, a retroactive negative adjustment of no greater than $0.6 million to earnings may be required. In June 2004, CMS approved the state plan amendment and waiver submitted by the state of Oregon. The net favorable impact of $0.3 million was recorded in the second quarter of 2004. For the remaining states, we anticipate that amendments will be made to the original plans submitted to CMS and cannot, therefore, predict the outcome of these plan submissions or their impact on us and our results of operations. Based upon the final CMS approved state plan amendments and waivers, changes in Medicaid rates and any associated provider taxes could result in adjustments to earnings for the period from July 1, 2003 to June 30, 2004.

SIGNIFICANT EVENTS AND DEVELOPMENTS

EVENTS OF THE SIX MONTHS ENDED JUNE 30, 2004

      Improvement in Medicare Census. Medicare average daily census for the six months ended June 30, 2004, or 2004 period, increased to 2,155 from 1,983 for the six months ended June 30, 2003, or 2003 period, on a same facility basis, representing a 8.7% increase over 2003. Total average daily census for the 2004 period increased slightly to 12,890 from 12,851 for 2003 period on a same facility basis. The improvement in Medicare census was the direct result of a number of our initiatives, including the implementation of consistent admission practices, the Medicare certification of all our nursing facility beds and senior management's focus on census, all of which drove the improved financial results for the 2004 period.

      Tender Offer/Redemption and Sale and Issuance of 2014 Notes. On April 5, 2004, we commenced a tender offer to purchase any and all of our outstanding $200.0 million 2007 Notes. Approximately $104.9 million aggregate principal amount of outstanding 2007 Notes were validly tendered in the tender offer, which we purchased for cash. Any and all of the outstanding 2007 Notes that were not tendered in the tender offer were either cancelled or redeemed for cash and cancelled as of May 24, 2004.

      On April 22, 2004, we sold and issued $125 million aggregate principal amount of 2014 Notes pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, or the Securities Act. The 2014 Notes were issued at a price of 97.5001% of par to yield 7.23%. The net proceeds from the sale and issuance of the 2014 Notes were approximately $117.4 million, net of a $3.1 million discount and fees and expenses of $4.5 million. We used these net proceeds, together with cash on hand and borrowings under our amended and restated credit facility to purchase for cash approximately $104.9 million aggregate principal amount of 2007 Notes validly tendered in the tender offer and to redeem any 2007 Notes not tendered in the tender offer or cancelled prior to May 24, 2004. See "Liquidity and Capital Resources" for more information regarding the 2014 Notes.

      As a result of the tender offer, redemption and repayment of the 2007 Notes, in the second quarter of 2004, we wrote-off deferred finance charges of approximately $2.4 million related to the 2007 Notes and incurred legal costs of $0.3 million. In addition, pursuant to the termination of our existing interest rate swap and cap agreements (discussed below), we recorded a gain of approximately $3.3 million recognized in the second quarter of 2004. The net impact to earnings was a loss of approximately $6.0 million. Below is a summary of the loss recognized in the second quarter of 2004 relating to these transactions.

                                                                      (DOLLARS IN
                                                                       THOUSANDS)
                                                                      -----------
Tender premium and call premium .................................       $(6,636)
Write-off of deferred finance charges ...........................        (2,359)
Legal expenses ..................................................          (285)
                                                                        -------
                                                                         (9,280)
Gain on termination of interest rate swap and cap agreements ....         3,302
                                                                        -------
                                                                        $(5,978)
                                                                        =======

      Amendment and Restatement of Credit Facility. In connection with the April 22, 2004 closing of the sale and issuance of 2014 Notes, we amended and restated our credit facility. The terms of our amended and restated credit facility include the following changes, among other things:

      -     a two year maturity extension, to June 28, 2009;

      - an additional $50.0 million of senior secured financing on a revolving basis, resulting in total borrowing capacity of $155.0 million;

      - an interest rate spread which ranges from LIBOR plus 2.50% per annum to 3.25% per annum or the base rate plus 1.50% per annum to 2.25% per annum, subject, in each case, to adjustments based on our senior leverage ratio;

      - a commitment fee of 0.50% per annum on the undrawn capacity regardless of utilization;

      - changes to the collateral securing the facility to permit us to substitute certain assets with other assets.

See "Liquidity and Capital Resources" for more information regarding the credit facility.

      Interest Rate Swap and Cap Agreements. In April 2004, coterminous with the sale and issuance of the 2014 Notes, we terminated our existing interest rate swap and cap agreements for an aggregate gain of $3.3 million recognized in the second quarter of 2004. In addition, to hedge our exposure to fluctuations in market value, we entered into two new interest rate swap agreements and two new interest rate cap agreements relating to the 2010 Senior Notes, and the 2014 Notes. See "Liquidity and Capital Resources" for more information regarding our interest rate swap and cap agreements.

      Redemption of 2007 Notes held by and Advances from Extendicare. Extendicare held $27.9 million of the 2007 Notes prior the refinancing. Pursuant to the tender offer, in May 2004, the 2007 Notes held by Extendicare were redeemed for approximately $28.8 million in cash. Subsequently in May 2004, Extendicare purchased for cash at market value all of our investment, of 125,000 shares, in Omnicare Inc., or Omnicare, for $4.9 million, which resulted in a gain of $0.9 million. In addition, Extendicare advanced through our parent company $22.9 million, of which $14.0 million was through an affiliate to the Company. As a result, as at June 30, 2004 the Company owes $19.8 million to its shareholder and a affiliate.

      Other Loan Repayments and Refinancing. In February 2004, we prepaid in full two Industrial Development Revenue Bonds totaling $13.0 million. The repayment of this debt resulted in a charge to earnings of $0.4 million to write-off deferred financing costs. In October 2002, we completed a transaction in which we exercised our right to acquire seven previously leased nursing facilities in the states of Ohio and Indiana for $17.9 million. The purchase price included cash of $7.4 million and a $10.5 million interest bearing 10-year note. The interest rate on the note was subject to negotiation and failing an agreement would have been settled through arbitration. In the latter part of 2003, we prepaid $4.5 million against the note and in April 2004 we refinanced the facilities with mortgages whose interest rates vary with LIBOR above a minimum level, and repaid the remaining balance of the note due to the seller.

      Prepayment of Tandem Notes Receivable. In February 2004, Tandem refinanced two of its skilled nursing facilities and we subsequently received prepayment in full of $4.4 million of notes receivable held in respect of certain properties. In June 2004, we accepted and received a cash prepayment of $16.2 million for the remaining $17.0 million of notes receivable due from Tandem. After payment of the associated selling expenses of $0.5 million, we recognized a loss of $1.3 million on this transaction.

      Completion of Greystone Tribeca Acquisition, L.L.C. Divestiture Agreement. During the second quarter of 2004, we received the final consideration of $10.0 million on the Vendor Take Back Note plus interest of $2.6 million that completed the September 2000 Divestiture Agreement. The initial transaction in 2000 was treated as a deferred sale as a significant portion of the proceeds was contingent and we held an option to repurchase the facilities. In the quarter ended June 30, 2004, we recognized a gain on sale of assets of $4.9 million and interest income of $1.7 million relating to the finalization of this transaction.

      Settlement of Medicare Receivable Issues. In January 2004, we negotiated and subsequently received a cash settlement of $5.6 million for a specific staffing cost issue involving six specific claims years. The settlement did not result in any significant adjustment from the recorded receivable balance. In April 2004, in respect of two cost reporting years under appeal, we reached a negotiated settlement with the Fiscal Intermediary, or FI, regarding an issue involving the allocation of overhead costs. The settlement will result in our receiving a payment of approximately $7.7 million, $6.6 million of which we received in May 2004. We will receive the balance of the payment upon resolution of other matters concerning the cost report years under appeal. There are certain matters related to the settlement and the cost report years that were appealed that have to be resolved with the FI, which could influence the financial impact of the settlement.

      Acquisitions. On February 12, 2004, we acquired a nursing facility in Washington, which we had previously leased, for $1.4 million. On June 1, 2004, we acquired four nursing facilities (321 beds) in Indiana for cash of approximately $5.0 million. Our financial results include the operations of a newly acquired nursing facility in Wisconsin (99 beds) that was purchased on December 31, 2003 for cash of $4.1 million.

      Construction Projects. In the six months ended June 30, 2004, we completed four construction projects for a total cost of $10.0 million, which included a new free-standing assisted living facility with 40 units, two additions to existing assisted living facilities adding 46 units, and an addition of 20 nursing beds to an existing nursing facility. We have 11 additional construction projects in progress, which are expected to add 18 nursing beds and 366 assisted living units. The projects are to be completed in 2005 and 2006, and have a total cost of approximately $42.0 million.

      Management and Consulting Services. We commenced managing two new nursing facilities and transferred management responsibilities to another long-term care provider, while retaining consulting services for fourteen facilities.

      Consolidation of Two Facilities. In March 2004, we concluded the evaluation of two nursing facilities that operate adjacent to one another in Indiana, both of which require capital renovations. After evaluation of the respective operations, we made a decision, subject to State of Indiana approval, to consolidate the two operations into one renovated facility, that upon completion, will accommodate all residents within both facilities, however, decrease the total available nursing beds by 46. We expect consolidation of the two operations to be completed by March 2005. As a result of the decision to close the one facility, we have recorded a provision of $1.6 million for impairment of long-lived assets.

EVENTS SUBSEQUENT TO JUNE 30, 2004

      Kentucky Medicaid Rates. In July 2004, the State of Kentucky received approval from CMS of a state plan amendment and waiver which will become effective July 1, 2004. The plan amendment and waivers are expected to increase net earnings by approximately $3.0 million per year.

      Transfer of Operations of Nursing Facility in Chippewa Falls, Wisconsin. In June 2004, in response to facility citations for survey deficiencies in our nursing facility in Chippewa Falls, Wisconsin, we reached a tentative agreement with the State of Wisconsin to transfer the operations to a new licensee.

      In July, we finalized an agreement to transfer operations of the nursing facility, effective August 1, 2004, to Lakeside Health L.L.C., or Lakeside Health, a subsidiary of Benedictine Health Dimensions, Inc., or Benedictine, for a term of three years. Under the terms of the agreement, Lakeside Health will be responsible for all operating costs, including rent payable to us, and Benedictine will manage the nursing facility for a fee. We will receive rental income of $0.5 million per annum, however be responsible to fund Lakeside Health for any and all net operating losses, as defined in the agreement, from the nursing facility and to provide working capital advances of approximately $2.0 million. Based upon the terms of the agreement and future changes imposed by the State of Wisconsin on the plan of correction and licensed bed capacity of the facility, we may be required to take a charge for asset impairment under Statement of Financial Accounting Standards No. 144. The facility incurred a loss before lease costs, depreciation, interest and income taxes of $0.5 million for the six months ended June 30, 2004 compared to earnings before these items of $0.5 million for the year ended December 31, 2003.

      Commencement of Exchange Offer. In July 2004, we commenced its offer to exchange new 2014 Notes that have been registered under the Securities Act for the 2014 Notes issued in April 2004. The terms of the new 2014 Notes are identical to the terms of the 2014 Notes issued in April 2004 and are fully and unconditionally guaranteed on a senior subordinated unsecured basis, jointly and severally, by all of our existing and future domestic significant subsidiaries, all of our existing and future domestic subsidiaries that guarantee or incur any indebtedness, and any other existing and future significant subsidiaries or restricted subsidiaries of ours that guarantee or otherwise provide direct credit support for our indebtedness or any of our domestic subsidiaries' indebtedness. We anticipate the offer to exchange the 2014 Notes to be completed in August 2004.

      CMS Announcement Concerning Medicare Rates Effective October 2004. On July 30, 2004, CMS announced in the federal register a 2.8% increase in Medicare rates effective October 1, 2004. In addition, CMS stated that it had not concluded the study on the resource utilization groupings classifications and, as a result, the implementation of a RUGs Refinement change, where all or part of the enhancement is discontinued will be delayed until October 1, 2005.

EVENTS PRIOR TO 2004

      The most significant event in 2003 was the continued improvement in total census, particularly Medicare census. Total Average Daily Census, or ADC, increased to 12,901 in 2003 from 12,727 in 2002 and 12,465 in 2001 on a same facility basis, representing a 1.4% increase over 2002 and 3.5% over 2001. Medicare ADC increased to 1,997 in 2003 from 1,699 in 2002 and 1,427 in 2001 on a same facility basis, representing a 17.5% increase over 2002, and 39.9% over 2001. The improvement in census was the direct result of a number of our initiatives, including the implementation of consistent admission practices, the Medicare certification of all our skilled nursing facility beds and senior management's focus on census, all of which drove the improved financial results for the 2003 fiscal year.

      The October 2003 Medicare rate increase, which included an administrative fix of 3.26% in addition to the market basket increase of 3%, was partial recognition by CMS of past under-funding of the industry.

      On December 31, 2003, we acquired a nursing facility (99 beds) in Manitowoc, Wisconsin for $4.1 million. During 2003, we commenced seven new developments involving additions to two nursing facilities (38 beds) and to four assisted living facilities (87 units), and the construction of one new free-standing assisted living facility.

      SIGNIFICANT ASSETS AND LIABILITIES

      Assets, Liabilities and Contingencies Resulting from Divestiture Program. As a result of the divestiture programs in Florida and Texas, we received cash proceeds and notes, and we retained interest in, or ownership of, certain skilled nursing home properties and entered into ongoing consulting service agreements with operators in these two states. In the first six months of 2004, we accepted and received $30.6 million in cash in settlement of outstanding notes from Tandem and Greystone. As of June 30, 2004, we:

      - held $7.1 million in non-current amounts receivable from Senior Health - South, Inc., or Senior Health - South, and Senior Health - Texas, Inc., or Senior Health - Texas; and

      - owned six leased skilled nursing home properties in Florida and four leased skilled nursing home properties in Texas with a net book value of $14.9 million, and subleased another 12 properties in Texas.

      We lease six Florida properties to Senior Health - South with lease expiration dates in December 2006. We lease four Texas properties to Senior Health - Texas with lease expiration dates in September 2006 and sublease 12 Texas properties to Senior Health - Texas with sublease expiration dates in February 2012. In addition, we provide on-going consulting services to Senior Health - South and Senior Health - Texas and earn rental income from the operators of these facilities. As of June 30, 2004, we had $7.1 million in non-current accounts receivable due from Senior Health - Texas and Senior Health
- South. As a result, our earnings and cash flow can be influenced by the financial stability of these unrelated companies.

      We have recorded provisions for all estimated future costs related to operations that we disposed of. Those estimates were made at the time of disposition, recorded in a divested operations liability account and can be subject to revisions which may impact our future earnings. On an on-going basis we review the levels of our overall reserves for losses related to our Florida and Texas operations, which reserves were initially established when we decided to exit these states. During 2002, as a result of events that became known to us then, we concluded that we should increase our overall reserves by $5.3 million for cost report and other settlements with the State of Florida and other Medicare fiscal intermediaries, collection of receivables and settlement of claims with suppliers and employees. During 2003, we settled certain Medicare and Medicaid claims and charged to the divested operations liability account approximately $1.3 million.

      We entered into a preferred provider agreement with Omnicare, Inc. pursuant to the disposition of our pharmacy operations in 1998. The terms of the preferred provider agreement enabled Omnicare to execute pharmacy service agreements and consulting service agreements with all of our skilled nursing facilities. In connection with its agreements to provide pharmacy services, Omnicare has requested arbitration for an alleged lost profits claim related to our disposition of assets, primarily in Florida. Damage amounts, if any, cannot be reasonably estimated based on information available at this time. An arbitration hearing for this matter has not yet been scheduled. We believe we have interpreted correctly and complied with the terms of the preferred provider agreement; however, we cannot be assured that other claims will not be made with respect to the agreement.

      Medicare and Medicaid Settlement Receivables. As of June 30, 2004, we are pursuing settlement of a number of outstanding Medicare and Medicaid receivable balances, which in aggregate, have a net book value of $26.8 million. For Medicare revenues earned prior to the implementation of PPS and Medicaid programs with a retrospective reimbursement system, differences between revenues that we ultimately expect to be realized from these programs and amounts received are reflected as accounts receivable, or as accrued liabilities when payments have exceeded revenues that we ultimately expect to receive. For Medicare pre-PPS claims, normally such issues are resolved during the audit process, however, we record general provisions for disagreements that require settlement through a formal appeal process.

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

      For another specific issue involving the allocation of overhead costs, the first of three specific claim years was presented to the PRRB at a hearing in January 2003. The hearing procedures were discontinued after the parties negotiated a methodology for resolution of the claim. The negotiated settlement for this and other issues relating to the 1996 cost report year resulted in no adjustment to the recorded receivable balance, and we subsequently collected $3.0 million from the FI. For the remaining two specific claim years, in April 2004, we reached a negotiated settlement with the FI that will result in our receipt of approximately $7.7 million, $6.6 million of which we received in May, 2004, and the balance of which we will receive upon conclusion of resolution of other matters concerning the cost report years under appeal. There are certain matters related to the settlement and cost report years that were appealed that have to be resolved with the FI, which could influence the financial impact of the settlement. Upon resolution of these matters, we will determine the financial impact of the settlement, if any.

      We have hearings scheduled in August and September 2004 for other Medicare settlement receivable issues in dispute. The hearing in August 2004 involves various issues amounting to $9.8 million with the FI for facilities purchased with the 1997 Arbor Health Care Company acquisition. The hearing in September 2004 involves a director of nursing staff cost issue in the amount of $3.8 million. We continue to work on the balance of other Medicare claims with the FI and on an on-going basis with each of the states in respect of Medicaid receivables.

      Self-Insured Liabilities. We have $43.5 million in accruals for self-insured liabilities with respect to general and professional liability claims as of June 30, 2004. We have estimated that approximately $18.0 million of this liability will be paid within the next twelve months. The majority of the liability balance was accrued during the period that we operated in Florida and Texas.

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

EBITDA and EBITDA Percentage

      EBITDA is defined as net earnings (loss) before income taxes, interest expense net of interest income, valuation adjustment on interest rate caps, depreciation and amortization, and non-cash, non-recurring (gains) and losses, including disposal of assets, provision for closure and exit costs and other items, early retirement of debt and impairment of long-lived assets. EBITDA is not a measure of performance under accounting principles generally accepted in the United States of America, or GAAP. We use EBITDA as a key performance indicator and EBITDA expressed as a percentage of total revenues as a measurement of margin. We understand that EBITDA, or derivatives thereof, are customarily used by lenders, financial and credit analysts, and many investors as a performance measure in evaluating healthcare acquisitions. Moreover, substantially all of our financing agreements, including the indenture governing our 2010 Senior Notes and our Credit Facility, contain covenants in which EBITDA is used as a measure of compliance. Thus, we use EBITDA to monitor our compliance with these financing agreements. EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity.

REVIEW OF KEY PERFORMANCE INDICATORS

      In order to compare our performance between periods, we assess the key performance indicators for all of our facilities, as well as the facilities that we operated in all reported periods, or same facility operations. Set forth below, we provide an analysis of our key performance indicators in total, and where appropriate, on a same facility basis and discuss the significant trends when comparing the three months and six months ended June 30, 2004 to the same periods in 2003. The same facility basis figures exclude the December 2003 acquisition of a nursing facility in Manitowoc, Wisconsin, the newly-constructed assisted living facility completed in May 2004, and the June 2004 acquisition of four nursing facilities in Indiana.

Nursing Facilities - ADC and Quality Mix

      The following table sets forth the ADC, by type of payor, and the quality mix for all of our skilled nursing facilities.

                             THREE MONTHS              SIX MONTHS
                             ENDED JUNE 30            ENDED JUNE 30
                           ------------------      ------------------
                            2004        2003        2004        2003
                           ------      ------      ------      ------
Medicare ..............     2,131       1,999       2,178       1,983
Private and other .....     2,227       2,205       2,203       2,219
                           ------      ------      ------      ------
   Quality Mix ........     4,358       4,204       4,381       4,202
Medicaid ..............     8,711       8,623       8,642       8,649
                           ------      ------      ------      ------
     Total ............    13,069      12,827      13,023      12,851
                           ======      ======      ======      ======

      The following table sets forth for the three months ended June 30, 2004 and 2003 the ADC, by type of payor and percentage of ADC by payor type for all of our nursing facilities, presented on a same-facility basis, and showing the percentage change in ADC between years.

                                     THREE MONTHS ENDED JUNE 30
                          --------------------------------------------
                                  2004                   2003
                          --------------------    --------------------
                                                                          % CHANGE
                                         % OF                    % OF      2004 TO
                           ADC          TOTAL      ADC          TOTAL       2003
                          ------        ------    ------        ------    --------
Medicare ..............    2,104         16.3%     1,999         15.6%      5.3%
Private and other .....    2,184         16.9%     2,205         17.2%     (1.0%)
                          ------        -----     ------        -----       ---
Quality Mix ...........    4,288         33.2%     4,204         32.8%      2.0%
Medicaid ..............    8,613         66.8%     8,623         67.2%     (0.1%)
                          ------        -----     ------        -----       ---
     Total ............   12,901        100.0%    12,827        100.0%      0.6%
                          ======        =====     ======        =====       ===

      The following table sets forth for the six months ended June 30, 2004 and 2003 the ADC, by type of payor and percentage of ADC by payor type for all of our nursing facilities, presented on a same-facility basis, and showing the percentage change in ADC between years.


                                     SIX MONTHS ENDED JUNE 30
                              ------------------------------------
                                     2004              2003
                              ----------------    ----------------    % Change
                                        % OF                 % OF      2004 to
                                ADC    TOTAL        ADC     TOTAL      2003
                              ------   ------     ------    ------    --------
Medicare...................    2,155    16.7%      1,983     15.4%         8.7%
Private and other..........    2,184    17.0%      2,219     17.3%        (1.6%)
                              ------   ------     ------    ------    --------
Quality Mix................    4,339    33.7%      4,202     32.7%         3.3%
Medicaid...................    8,551    66.3%      8,649     67.3%        (1.1%)
                              ------   ------     ------    ------    --------
 Total                        12,890    100.0%    12,851    100.0%         0.3%
                              ======   ======     ======    ======    ========

      On a same facility basis, total ADC increased 0.3% between the six months ended June 30, 2004 and 2003. On a same facility basis, Medicare ADC increased 8.7% between 2004 and 2003. As a result, the percentage of Medicare ADC to all payor sources increased to 16.8% in 2004, as compared to 15.4% in 2003. The improvement in census was the direct result of a number of initiatives, including an implementation of consistent admission practices, the Medicare certification of all nursing facility beds, and senior management's focus on census, all of which drove the improved financial results for 2004.

All Nursing and Assisted Living Facilities - Occupancy and Number of Facilities Under Operation

      Below are tables setting forth occupancy percentages, ADC and operational resident capacity for the three months ended June 30, 2004 and 2003.

All Facilities:

      The below table is for all our nursing and assisted living facilities in total:


                                             OCCUPANCY                                           OPERATIONAL RESIDENT
                                             PERCENTAGE                     ADC                        CAPACITY
                                         -------------------         ------------------          --------------------
                                         2004          2003          2004          2003           2004          2003
                                         ----          ----          ----          ----           ----          ----
Nursing..............................    91.4%         91.2%        13,069        12,827         14,293         14,068
Assisted Living......................    85.1%         85.6%         1,495         1,483          1,757          1,732

Nursing and Assisted Living..........    90.7%         90.6%        14,564        14,310         16,050         15,800

Same Facility Basis:

The below table is for all of our nursing and assisted living facilities on a same facility basis:


                                             OCCUPANCY                                           OPERATIONAL RESIDENT
                                             PERCENTAGE                     ADC                        CAPACITY
                                         -------------------         ------------------          --------------------
                                         2004          2003          2004          2003           2004         2003
                                         ----          ----          ----          ----           ----         ----
Nursing..............................    91.4%         91.2%        12,901        12,827         14,109       14,068
Assisted Living......................    85.1%         85.6%         1,495         1,483          1,757        1,732

Nursing and Assisted Living..........    90.7%         90.6%        14,396        14,310         15,866       15,800

      Occupancy percentages decreased within the assisted living facilities to 85.1% for the three months ended June 30, 2004 from 85.6% in the comparable 2003 period. The decrease in occupancy percentage within the assisted living facilities was due to the opening in 2004 of several new wings at certain of the facilities that were not yet fully occupied as of June 30, 2004.

      Below are tables setting forth occupancy percentages, ADC and operational resident capacity for the six months ended June 30, 2004 and 2003.

      All Facilities:

      The below table is for all our nursing and assisted living facilities in total:

                                              OCCUPANCY                                          OPERATIONAL RESIDENT
                                             PERCENTAGE                     ADC                       CAPACITY
                                         -------------------       --------------------         ---------------------
                                         2004         2003          2004          2003           2004         2003
                                         ----         ----          ----          ----           ----         ----
Nursing...............................   91.4%        91.3%        13,023        12,851         14,254       14,082
Assisted Living.......................   85.9%        85.5%         1,491         1,492          1,737        1,744

Nursing and Assisted Living...........   90.8%        90.6%        14,514        14,343         15,991       15,826

Same Facility Basis:

The below table is for all of our nursing and assisted living facilities on a same facility basis:

                                              OCCUPANCY                                          OPERATIONAL RESIDENT
                                             PERCENTAGE                    ADC                         CAPACITY
                                         -------------------       --------------------         ---------------------
                                         2004         2003          2004          2003            2004        2003
                                         ----         ----          ----          ----            ----        ----
Nursing ...................              91.3%        91.3%        12,890        12,851          14,112      14,082
Assisted Living ...........              85.9%        85.5%         1,491         1,492           1,737       1,744

Nursing and Assisted Living              90.7%        90.6%        14,381        14,343          15,849      15,826

      Occupancy percentages increased within the assisted living facilities to 85.9% for the six months ended June 30, 2004 from 85.5% in the comparable 2003 period. The improvement in occupancy within the assisted living facilities was due to the implementation of regional marketing personnel to assist local managers in improving their marketing efforts and changes in management personnel in certain facilities.

      The following table sets forth the number of facilities under operation.

                                              AS OF            AS OF
                                             JUNE 30,       DECEMBER 31,
                                              2004             2003
                                              ----             ----
Percent of facilities owned ..............    94.4%            93.7%
Number of facilities under operation......     179              174

      The percentage of facilities owned increased during 2004 due to the purchase in February 2004 of a previously leased facility in the State of Washington, the opening in May 2004 of a new assisted living facility in the State of Wisconsin, and the purchase in June 2004 of four nursing facilities in the State of Indiana.

Skilled Nursing Facilities - Average Revenue per Resident Day by Payor Source

      The following table sets forth the average nursing revenue per resident day by payor source, including ancillary revenue and the impact of prior year revenue adjustments

                                    THREE MONTHS ENDED        SIX MONTHS
                                          JUNE 30            ENDED JUNE 30
                                          -------            -------------
                                     2004        2003        2004       2003
                                    -------    --------   --------     ------
Medicare (Part A and Part B)......  $357.65     $322.14    $352.12     $320.16
Private and other.................  $189.68     $184.66    $191.20     $182.91
Medicaid..........................  $136.33     $128.95    $136.22     $130.29
                                    -------     -------    -------     -------
    Total ........................  $181.51     $168.64    $181.63     $168.67
                                    =======     =======    =======     =======

      During the 2003 quarter, we recorded negative prior period Medicaid revenue adjustments of $0.2 million. There were no such adjustments during the 2004 quarter.

      During the six months ended June 30, 2004, we recorded favorable prior period Medicaid revenue adjustments of $1.4 million pursuant to the settlement of state cost reports. During the comparable 2003 period, we recorded favorable prior period Medicaid revenue adjustments of $2.5 million, which included a recovery of $1.5 million in Medicaid revenues resulting from a favorable court decision in the State of Ohio relating to the recovery of alleged government overpayments for adjudicated Medicaid cost report periods.

      The following table sets forth the average revenue rate by payor source, excluding the above-mentioned revenue adjustments, and the percentage changes between years. In addition, the Medicare - Part A rate is also reported.

                                            THREE MONTHS                            SIX MONTHS
                                            ENDED JUNE 30                         ENDED JUNE 30
                                    ----------------------------         -------------------------------
                                      2004        2003    CHANGE           2004        2003      CHANGE
                                    -------     -------   ------         -------     -------      ------
Medicare (Part A and Part B)......  $357.65     $322.14     11.0%        $352.12     $320.16       10.0%
Private and other.................  $189.68     $184.66      2.7%        $191.20     $182.91        4.5%
Medicaid..........................  $136.31     $129.18      5.5%        $135.35     $128.67        5.2%
                                    -------     -------   ------          -------    -------     ------
    Total ........................  $181.50     $168.80      7.5%        $181.05     $167.58        8.0%
                                    =======     =======   ======         =======     =======     ======

Medicare Part A only..............  $324.50     $293.83     10.4%        $321.17     $292.33        9.9%

      The Medicare rate increased 10.0% in the 2004 period compared to the 2003 period, of which 6.26% was the result of the October 2003 Medicare rate increase that included an Administrative Fix of 3.26%. The balance of the increase is attributable to an increase in the acuity and level of rehabilitative residents admitted.

EBITDA and EBITDA Percentage

      The following table sets forth a reconciliation of net income before taxes and EBITDA.

                                                            THREE MONTHS                 SIX MONTHS
                                                            ENDED JUNE 30               ENDED JUNE 30
                                                            -------------               -------------
                                                        2004           2003          2004           2003
                                                        ----           ----          ----           ----
                                                                     (DOLLARS IN THOUSANDS)

Net income before income taxes .................      $ 14,123       $  6,974      $ 29,109       $ 10,802
Add (deduct):

  Depreciation and amortization ................         8,831          9,149        17,512         18,310
  Interest expense, net ........................         4,384          7,818        10,969         15,720
 Valuation adjustment on interest rate caps ....         4,320            266         4,393            216
  Loss (gain) on disposal of assets
and impairment of long-lived assets.............        (4,469)            --        (2,857)            --
  Loss on refinancing and retirement of debt ...         5,978             --         6,332             --
                                                      --------       --------      --------       --------
EBITDA .........................................      $ 33,167       $ 24,207      $ 65,458       $ 45,048
                                                      ========       ========      ========       ========

      The following table sets forth the calculations of EBITDA percentages:

                                                   THREE MONTHS                  SIX MONTHS
                                                   ENDED JUNE 30                ENDED JUNE 30
                                                -------------------         ---------------------
                                                2004           2003         2004             2003
                                                ----           ----         ----             ----
                                                             (DOLLARS IN THOUSANDS)

EBITDA....................................    $ 33,167       $ 24,207       $ 65,458       $ 45,048
Revenues...................................   $233,328       $213,258       $464,829       $426,684

EBITDA as percentage of total revenues.....       14.2%          11.4%          14.1%          10.6%

      EBITDA, as a percentage of total revenues, increased to 14.1% in the 2004 period from 10.6% in the 2003 period. The increase was attributable to the improvement in Medicare census (8.7%) and reductions in certain operating costs as a percentage of revenues, primarily wages and benefits.

RESULTS FROM OPERATIONS

      The following table sets forth details of our revenues and earnings as a percentage of total revenues:

                                                       THREE MONTHS              SIX MONTHS
                                                       ENDED JUNE 30           ENDED JUNE 30
                                                       -------------           -------------
                                                   2004         2003        2004          2003
                                                   ----         ----        ----          ----
Revenues
  Nursing and assisted living facilities.. ....    96.7%        96.7%        96.8%        96.8%
  Outpatient therapy ..........................     1.3          1.4          1.2          1.3
  Other .......................................     2.0          1.9          2.0          1.9
                                                  -----        -----        -----        -----
                                                  100.0        100.0        100.0        100.0
Operating and general and administrative.costs.    84.8         87.5         84.9         88.4
Lease costs, depreciation and amortization ....     4.7          5.4          4.7          5.4
Interest expense, net .........................     1.9          3.7          2.4          3.7
Valuation adjustment on interest rate cap......     1.8          0.1          0.9           --
Loss (gain) on disposal of assets and
    impairment of long-lived assets                (1.9)          --         (0.6)          --
Loss on refinancing and retirement of debt.....     2.6           --          1.4           --
                                                  -----        -----        -----        -----
Earnings before income taxes ..................     6.1          3.3          6.3          2.5
Income tax expense ............................     2.3          1.3          2.4          1.0
                                                  -----        -----        -----        -----
Net earnings ..................................     3.8%         2.0%         3.9%         1.5%
                                                  =====        =====        =====        =====

THREE MONTHS ENDED JUNE 30, 2004 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2003

REVENUES

      Revenues in the three months ended June 30, 2004, or 2004 quarter, increased $20.0 million, or 9.4%, to $233.3 million from $213.3 million in the three months ended June 30, 2003, or 2003 quarter. Outpatient therapy and other revenues increased by $0.6 million in the 2004 quarter due to increased rental revenue from our leased Florida facilities and consulting revenues from new contracts.

      Revenues from nursing and assisted living facilities increased $19.5 million in the 2004 quarter compared to the 2003 quarter, including $2.6 million as a result of the acquisition of a nursing facility in Wisconsin on December 31, 2003, the newly-constructed assisted living facility completed in May 2004 in Wisconsin, and the acquisition of four nursing facilities in Indiana in June 2004. Revenues from nursing and assisted living facilities on a same facility basis increased $16.9 million, or 8.2%. This increase was attributable to the following:

                                                                                                                  DOLLARS IN
                                                                                                                   MILLIONS
                                                                                                                   --------
- a 5.5% increase (excluding prior year adjustments) in the average daily nursing Medicaid rate (which included
  cost-offset funding as a result of increased state assessments and bed taxes of $1.8 million)..................   $   5.4
- an increase in Medicare revenues due to the 6.26% Medicare Part A rate increase effective October 1, 2003......       3.6
- an increase in Medicare revenues due to the improvement in RUGs mix and other factors..........................       2.2
- an increase in nursing ancillary revenues......................................................................       1.7

- an increase in Medicare residents from 15.6% of total in the 2003 quarter to 16.3% in the 2004 quarter.........       1.5
- increases in other average daily nursing rates.................................................................       1.0
- an increase in nursing resident ADC from 12,827 in the 2003 quarter to 12,901 in the 2004 quarter..............       0.8
- an increase in assisted living revenues due to increased occupancy and higher rates............................       0.5
                                                                                                                    -------
                                                                                                                       16.7

These increases were adjusted by:

- no prior year revenue adjustments recorded in the 2004 quarter compared to unfavorable prior year adjustments
  of $0.2 million recorded in the 2003 quarter...................................................................       0.2
                                                                                                                    -------

Total increase in revenues from same facility nursing and assisted living centers................................   $  16.9
                                                                                                                    =======

OPERATING AND GENERAL AND ADMINISTRATIVE COSTS

Operating and general and administrative costs increased $11.2 million, or 6.0%, in the 2004 quarter compared to the 2003 quarter, including $2.0 million as a result of the acquisition of a nursing facility in Wisconsin on December 31, 2003, the newly-constructed assisted living facility completed in May 2004 in Wisconsin, and the acquisition of four nursing facilities in Indiana in June 2004. Operating and general and administrative costs on a same facility basis increased $9.2 million, or 4.9%. This increase was attributable to the following:

                                                                                                                  DOLLARS IN
                                                                                                                   MILLIONS
                                                                                                                   --------

- wages, benefits and contracted staffing, which included an average wage rate increase of 2.5%............         $   5.9
- state assessments and bed taxes..........................................................................             1.8
- drug expense due to higher resident census, Medicare mix and drug prices.................................             1.2
- other operating expenses.................................................................................             0.3
                                                                                                                    -------

Total increase in same facility operating and general and administrative costs.............................         $   9.2
                                                                                                                    =======

LEASE COSTS, DEPRECIATION AND AMORTIZATION

      Lease costs decreased $0.1 million to $2.2 million when comparing the 2004 quarter to the 2003 quarter. Depreciation and amortization decreased $0.3 million to $8.8 million in the 2004 quarter compared to $9.1 million in the 2003 quarter. This decrease included a decrease of $0.6 million as a result of the discontinuation of depreciation on assets held for divestiture as of January 1, 2004, which was offset by an increase of $0.3 million from other items.

INTEREST EXPENSE, NET

      Interest expense, net of interest income, decreased $3.4 million to $4.4 million for the 2004 quarter compared to $7.8 million for the 2003 quarter. The weighted average interest rate of all long-term debt decreased to 6.62% during the 2004 quarter compared to approximately 7.79% during the 2003 quarter. Interest income was $1.5 million higher in the 2004 quarter than in the 2003 quarter primarily due to $1.7 million in interest income from Greystone that resulted from the completion of the Divestiture Agreement. The average debt level decreased to $357.5 million during the 2004 quarter compared to $397.9 million during the 2003 quarter.

VALUATION ADJUSTMENT ON INTEREST RATE CAPS

      The valuation adjustment on interest rate caps was $4.4 million for the 2004 quarter compared to $0.3 million in the 2003 quarter. The value of the caps decreased in the 2004 quarter due to a decrease in volatility in projected future six-month LIBOR interest rates. The valuation adjustment on the interest rate caps, formerly included in interest income, but been reclassified to a separate line on the income statement.

GAIN (LOSS) ON DISPOSAL OF ASSETS AND IMPAIRMENT OF LONG-LIVED ASSETS

      Gain on disposal of assets was $4.5 million for the 2004 quarter. The completion in June 2004 of the September 2000 Divestiture Agreement with Greystone resulted in cash proceeds of $10.0 million from the Vendor Take Back Note and a gain of $4.9 million. In addition, the sale at market value to Extendicare of our investment, of 125,000 common shares, in Omnicare for $4.9 million in cash, resulted in a gain of $0.9 million. These gains were offset by a loss of $1.3 million from prepayment of notes receivable from Tandem at a discount.

LOSS ON REFINANCING AND RETIREMENT OF DEBT

      Loss on refinancing and retirement of debt was $6.0 million for the 2004 quarter. The early retirement of the 2007 Notes resulted in a loss of $9.3 million; however, this was partially offset by a $3.3 million gain on the termination of our interest rate swap and cap agreements. Refer to "Significant Events and Developments" for the component costs of the refinancing of the 2007 Notes for further information. The interest rate swap and cap maturing in 2007 were terminated due to the early retirement of the 2007 Notes.

INCOME TAXES

      Income tax expense for the 2004 quarter was $5.3 million compared to $2.8 million for the 2003 quarter. Our effective tax rate was 37.5% for the 2004 quarter compared to 40.0% for the 2003 quarter. The decrease in the effective tax rate resulted from current and prior year state deferred income tax benefits and the impact of permanent items between the two years. When we assess the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and record a valuation allowance, if required. The ultimate realization of deferred tax assets depends upon us generating future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies when we make this assessment.

NET EARNINGS

      Net earnings for the 2004 quarter were $8.8 million compared to $4.2 million for the 2003 quarter. The improvement in net earnings was due to the reasons described herein.

RELATED PARTY TRANSACTIONS

      We insure certain risks, including comprehensive general liability, property coverage, excess workers' compensation and employer's liability insurance, with Laurier Indemnity Company and Laurier Indemnity Ltd., affiliated insurance subsidiaries of Extendicare. We recorded approximately $2.7 million of expenses for this purpose for both the 2004 quarter and 2003 quarter.

      We purchase computer hardware and software support services from Virtual Care Provider, Inc., an affiliated subsidiary of Extendicare Inc. Expenses related to these services were $1.2 million and $1.7 million for the 2004 quarter and 2003 quarter, respectively.

      Extendicare held $27.9 million of the 2007 Notes prior the refinancing. Pursuant to the tender offer, in May 2004 the 2007 Notes held by Extendicare were redeemed for approximately $28.8 million in cash. Subsequently in May 2004, Extendicare purchased for at market value all of our 125,000 common share investment in Omnicare, for $4.9 million in cash, which resulted in a gain of $0.9 million. In addition, Extendicare advanced through our parent company $22.9 million, of which $14.0 million was through an affiliate. As a result, as at June 30, 2004, we owed $19.8 million to our shareholder and an affiliate.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2003

REVENUES

      Revenues in the six months ended June 30, 2004, or 2004 period, increased $40.1 million, or 9.5%, to $464.8 million from $424.7 million in the six months ended June 30, 2003, or 2003 period. Outpatient therapy and other revenues increased by $1.1 million in the 2004 period due to increased lease revenue and management and consulting revenue.

      Revenues from nursing and assisted living facilities increased $39.1 million in the 2004 period compared to the 2003 period, including $4.2 million as a result of the acquisition of a nursing facility in Wisconsin on December 31, 2003, the newly-constructed assisted living facility completed in May 2004 in Wisconsin, and the acquisition of four nursing facilities in Indiana in June 2004. Revenues from nursing and assisted living facilities on a same facility basis increased $34.9 million, or 8.5%. This increase was attributable to the following:


                                                                                                                          DOLLARS IN
                                                                                                                           MILLIONS

                                                                                                                          ----------
- a 5.2% increase (excluding prior year adjustments) in the average daily nursing Medicaid rate (which included cost-offset funding as a result of increased state assessments and bed taxes of $3.4 million)..................  $ 10.3
- an increase in Medicare revenues due to the 6.26% Medicare Part A rate increase effective October 1, 2003...............     7.3
- an increase in Medicare residents from 15.4% of total in the 2003 period to 16.7% in the 2004 period....................     5.0
- increases in other average daily nursing rates..........................................................................     2.8
- an increase in Medicare revenues due to the improvement in RUGs mix and other factors...................................     3.9
- an increase in nursing ancillary revenues...............................................................................     2.8
- increase due to one extra day in the 2004 period........................................................................     2.1
- an increase in assisted living revenues due to increased occupancy and higher rates.....................................     1.0
- a increase in nursing resident ADC census from 12,851 in the 2003 period to 12,890 in the 2004 period...................     0.8
                                                                                                                             -----
                                                                                                                              36.0

These increases were offset by:


- favorable prior year revenue adjustments recorded in the 2004 period of $1.4 million compared to favorable prior year revenue adjustments of $2.5 million recorded in the 2003 period, which included a recovery of $1.5 million in
  Medicaid revenues relating to the outcome of a favorable court decision in the State of Ohio............................    (1.1)
                                                                                                                              ----
Total increase in revenues from same facility nursing and assisted living centers.........................................  $ 34.9
                                                                                                                            ======

OPERATING AND GENERAL AND ADMINISTRATIVE COSTS

      Operating and general and administrative costs increased $19.8 million, or 5.3%, in the 2004 period compared to the 2003 period, including $3.3 million as a result of the acquisition of a nursing facility in Wisconsin on December 31, 2003, the newly-constructed assisted living facility completed in May 2004 in Wisconsin, and the acquisition of four nursing facilities in Indiana in June 2004. Operating and general and administrative costs on a same facility basis increased $16.5 million, or 4.4%. This increase was attributable to the following:

                                                                                                               DOLLARS IN
                                                                                                                MILLIONS
                                                                                                               ----------
- wages, benefits and contracted staffing, which included an average wage rate increase of 2.0%............     $ 9.0
- state assessments and bed taxes..........................................................................       3.4
- drug expense due to higher resident census, Medicare mix and drug prices.................................       2.6
- bad debt expense.........................................................................................       0.9
- other operating expenses.................................................................................       0.6
                                                                                                                 ----
Total increase in same facility operating and general and administrative costs.............................     $16.5
                                                                                                                =====

LEASE COSTS, DEPRECIATION AND AMORTIZATION

      Lease costs were unchanged at $4.5 million for both the 2004 period and the 2003 period. Depreciation and amortization decreased $0.8 million to $17.5 million in the 2004 period compared to $18.3 million in the 2003 period. This decrease included a decrease of $1.3 million as a result of the discontinuation of depreciation on assets held for divestiture as of January 1, 2004, which was offset by an increase of $0.5 million from other items.

INTEREST EXPENSE, NET

      Interest expense, net of interest income, decreased $4.7 million to $11.0 million for the 2004 period compared to $15.7 million for the 2003 period. The weighted average interest rate of all long-term debt decreased to 7.23% during the 2004 period compared to approximately 7.76% during the 2003 period. Interest income was $2.5 million higher in the 2004 period than in the 2003 period primarily due to $2.6 million in interest income from Greystone that resulted from the completion of the Divestiture Agreement. The average debt level decreased to $371.1 million during the 2004 period compared to $398.0 million during the 2003 period.

VALUATION ADJUSTMENT ON INTEREST RATE CAPS

      The valuation adjustment on interest rate caps was $4.4 million for the 2004 period compared to $0.2 million in the 2003 period. The value of the caps decreased in the 2004 quarter due to a decrease in volatility in the projected future six-month LIBOR interest rates. The valuation adjustment on the interest rate caps, formerly included in interest income, but been reclassified to a separate line on the income statement.

GAIN (LOSS) ON DISPOSAL OF ASSETS AND IMPAIRMENT OF LONG-LIVED ASSETS

      Gain on disposal of assets was $2.9 million for the 2004 period. The completion in June 2004 of the September 2000 Divestiture Agreement with Greystone resulted in cash proceeds of $10.0 million from the Vendor Take Back Note and a gain of $4.9 million. In addition, the sale at market value to Extendicare of our investment of 125,000 common shares, in Omnicare for $4.9 million in cash, resulted in a gain of $0.9 million. These gains were offset by a loss of $1.3 million from prepayment of notes receivable from Tandem at a discount and a $1.6 million loss from impairment of long-lived assets.

      The $1.6 million impairment loss was recorded in March 2004, when we concluded the evaluation of two nursing facilities in Indiana and made a decision, subject to State of Indiana approval, and after renovation to one of the two facilities, to consolidate the two operations into one. As a result of the decision to close the one facility, we have recorded a provision of $1.6 million for impairment of long-lived assets.

LOSS ON REFINANCING AND RETIREMENT OF DEBT

      Loss on refinancing and retirement of debt was $6.3 million for the 2004 period. This loss included a loss of $9.3 million on the early retirement of the 2007 Notes and a loss of $0.3 million on the early retirement of Industrial Development Revenue Bonds. Refer to "Significant Events and Developments" for the component costs of the refinancing of the 2007 Notes. These losses were offset by a $3.3 million gain on termination of the interest rate swap and cap. The interest rate swap and cap maturing in 2007 were terminated due to the early retirement of the 2007 Notes.

INCOME TAXES

      Income tax expense for the 2004 period was $10.9 million compared to $4.3 million for the 2003 period. Our effective tax rate was 37.6% for the 2004 period compared to 40.1% for the 2003 period. The decrease in the effective tax rate resulted from current and prior year state deferred income tax benefits and the impact of permanent items between the two years. When we assess the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and record a valuation allowance, if required. The ultimate realization of deferred tax assets depends upon us generating future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies when we make this assessment.

NET EARNINGS

      Net earnings for the 2004 period were $18.2 million compared to $6.5 million for the 2003 period. The improvement in net earnings was due to the reasons described herein.

RELATED PARTY TRANSACTIONS

      We insure certain risks, including comprehensive general liability, property coverage, excess workers' compensation and employer's liability insurance, with Laurier Indemnity Company and Laurier Indemnity Ltd., affiliated insurance subsidiaries of Extendicare. We recorded approximately $5.4 million and $5.3 million of expenses for this purpose for the 2004 period and 2003 period, respectively. Also, for the 2004 period, we recorded a credit to expense of $1.0 million relating to prior year workers' compensation policies with Laurier Indemnity Company.

      We purchase computer hardware and software support services from Virtual Care Provider, Inc., an affiliated subsidiary of Extendicare. Expenses related to these services were $2.4 million and $3.5 million for the 2004 period and 2003 period, respectively.

      Extendicare held $27.9 million of the 2007 Notes prior the refinancing. Pursuant to the tender offer, in May 2004 the 2007 Notes held by Extendicare were redeemed for approximately $28.8 million in cash. Subsequently in May 2004, Extendicare purchased for at market value all of our 125,000 common share investment in Omnicare, for $4.9 million in cash, which resulted in a gain of $0.9 million. In addition, Extendicare advanced through our parent company $22.9 million, of which $14.0 million was through an affiliate. As a result, as at June 30, 2004, we owe $19.8 million to our shareholder and an affiliate.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES AND USES OF CASH

      We had cash and cash equivalents of $29.5 million at June 30, 2004 and $48.9 million at December 31, 2003. We generated cash flow of $51.6 million from operating activities for the 2004 period compared with $21.9 million in the 2003 period. We provided cash flow of $10.1 million from investing activities in the 2004 period compared to $8.1 million used in investing activities in the 2003 period. We used cash flow of $81.1 million for financing activities in the 2004 period compared to $0.2 million provided from financing activities in the 2003 period.

      The increase in cash flow from operating activities of $29.7 million in the 2004 period compared to the 2003 period was primarily due to an improvement in earnings, the collection in the 2004 period of $12.4 million of Medicare settlement receivables, a reduction of $5.4 million in payments for self-insured liabilities and an increase of $9.5 million in amounts due to shareholder and affiliates.

      Our working capital decreased $35.5 million from $55.8 million at December 31, 2003 to $20.3 million at June 30, 2004.

      Accounts receivable at June 30, 2004 were $98.0 million compared with $95.3 million at December 31, 2003, representing an increase of $2.7 million. The increase in accounts receivable included a $2.6 million increase within the nursing operations and an increase of $0.1 million in outpatient therapy receivables. Within the nursing operations, billed patient care and other receivables increased $2.5 million and third-party payor settlement receivables, based on Medicare and Medicaid cost reports, increased $0.1 million.

      The increase in settlement receivables of $0.1 million from December 31, 2003 to June 30, 2004 included increases of $10.5 million from the reclassification of settlement receivables from other assets to accounts receivables, $6.3 million relating to revenue in the 2004 period for anticipated Medicare reimbursement for uncollectible co-insurance and $0.2 million from Medicaid cost report settlements and other items. These increases were partially offset by decreases of $12.4 million from the collection of Medicare settlements and $4.5 million from the collection of Medicare co-insurance amounts.

      Property and equipment increased $6.3 million from December 31, 2003 to $455.0 million at June 30, 2004. The increase was the result of normal capital expenditures of $11.7 million, $6.9 million from new construction projects, $1.5 million from the February 2004 acquisition of a previously-leased nursing facility in Washington and $5.0 million from the June 2004 acquisition of four nursing facilities in Indiana. This increase was partially offset by depreciation expense of $16.9 million, a provision for impairment of long-lived assets of $1.6 million and other items of $0.3 million.

      Total long-term debt, including both current and long-term maturities of debt, totaled $301.9 million at June 30, 2004. This represents a decrease of $91.1 million from December 31, 2003, including (1) a decrease of $200 million due to the prepayment of the 2007 Notes, (2) an increase of $121.9 million due to the sale and issuance of the 2014 Notes, and (3) a decrease of $13.0 million due to the prepayment of Industrial Development Revenue Bonds.

      Cash provided by investing activities was $10.1 million for the 2004 period compared to cash used in investing activities of $8.1 million for the 2003 period. The increase was due to proceeds in 2004 of (1) $10.0 million from the completion of the sale of nursing facilities to Greystone, (2) $4.9 million from sale of Omnicare shares, and (3) $20.6 million from collection of note receivables due from Tandem. These items were partially offset by increases in expenditures in 2004 compared to 2003 of (1) $6.5 million for acquisitions, (2) $6.6 million for new construction projects, (3) $3.2 million in purchases of property and equipment, and (4) an increase in other non-current assets of $1.1 million.

      Cash used in financing activities was $81.1 million for the 2004 period compared to $0.2 million provided from financing activities for the comparable 2003 period. The change of $81.3 million primarily related to the long-term debt transactions discussed herein plus the payments of fees and expenses relating to those transactions, partially offset by advances from shareholder and affiliate of $22.9 million.

DEBT INSTRUMENTS

Summary of Long-term Debt

      Long-term debt consisted of the following as of June 30, 2004 and December 31, 2003:

                                                                                      JUNE 30,     DECEMBER 31
                                                                                        2004          2003
                                                                                      --------     -----------
                                                                                      (DOLLARS IN THOUSANDS)
9.50% Senior Notes due 2010 ....................................................      $149,694      $149,676
6.875% Senior Subordinated Notes due 2014 ......................................       121,912            --
9.35% Senior Subordinated Notes due 2007 .......................................            --       200,000
Industrial Development Revenue Bonds, variable interest rates ranging from 1.03%
   to 6.25%, maturing through 2014, secured by certain facilities ..............        20,160        33,160
Mortgage notes payable, interest rates ranging from 3.0% to 10.5%, maturing
   through 2012 ................................................................        10,081        10,054
Other, primarily capital lease obligations .....................................            20            28
                                                                                      --------      --------
Long-term debt before current maturities .......................................       301,867       392,918
Less current maturities ........................................................           931         1,223
                                                                                      --------      --------
Total long-term debt ...........................................................      $300,936      $391,695
                                                                                      ========      ========

      The weighted average interest rate of all of our long-term debt (including the effects of the interest rate swap and cap agreements discussed below) was 5.48% and 7.52% as of June 30, 2004 and December 31, 2003, respectively. Our long-term debt instruments have maturities ranging from 2004 to 2014.

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

      The indenture governing the 2010 Senior Notes contains customary covenants and events of default. Under this indenture, we are also restricted from incurring indebtedness if the fixed charge coverage ratio, determined on a pro forma basis, is less than or equal to 2.0 to 1. Our fixed charge coverage ratio is currently in excess of this minimum requirement. The fixed charge coverage ratio is defined under our indenture governing the 2010 Senior Notes, and is represented by a ratio of consolidated cash flow to fixed charges. In general, fixed charges consist of interest expense, including capitalized interest, amortization of fees related to debt financing and rent expense deemed to be interest, and consolidated cash flow consists of net earnings prior to the aforementioned fixed charges, and prior to income taxes and losses on disposal of assets.

      In October 2003, the 2010 Senior Notes were upgraded by Standard & Poor's Ratings Services, or S&P, from "B-" to "B," and the credit facility was upgraded from "BB-" to "BB." In April 2004, the 2010 Senior Notes were upgraded by Moody's Investors Service from "B2" to "B1."

2014 Notes

      On April 22, 2004, we sold and issued $125 million aggregate principal amount of the 2014 Notes pursuant to Rule 144A and Regulation S under the Securities Act. The 2014 Notes were issued at a price of 97.5001% of par to yield 7.23%. The net proceeds from the issuance of the 2014 Notes were approximately $117.4 million, net of a discount of $3.1 million and fees and expenses of $4.5 million. We used these net proceeds, along with cash on hand and borrowings under our amended and restated credit facility described below to purchase for cash the 2007 Notes, validly tendered in the tender offer, to redeem the 2007 Notes not tendered in the tender offer prior to May 24, 2004 and to pay related fees and expenses of the tender offer and redemption.

      The 2014 Notes are fully and unconditionally guaranteed on a senior subordinated unsecured basis, jointly and severally, by all of our existing and future domestic significant subsidiaries, all of our existing and future domestic subsidiaries that guarantee or incur any indebtedness and any other existing and future significant subsidiaries or restricted subsidiaries of ours that guarantee or otherwise provide direct credit support for our indebtedness or the indebtedness of any of our domestic subsidiaries. The 2014 Notes and guarantees are our and our subsidiary guarantors' general unsecured obligations.

      On or after May 1, 2009, we may redeem all or part of the 2014 Notes, at the redemption prices (expressed as percentages of principal amount) listed below, plus accrued and unpaid interest, if any, to the date of redemption, if redeemed during the twelve-month period commencing on May 1 of the years set forth below:

                    YEAR                        REDEMPTION PRICE
                    ----                        ----------------
2009.................................               103.438%
2010.................................               102.292%
2011.................................               101.146%
2012 and thereafter..................               100.000%

      Before May 1, 2007, we may redeem up to 35% of the aggregate principal amount of outstanding 2014 Notes under the indenture with the net cash proceeds of qualified equity offerings.

      In April 2004, S&P assigned a "B-" rating to the 2014 Notes.

2007 Notes

      On April 22, 2004, we purchased for cash $104.9 million aggregate principal amount of our 2007 Notes pursuant to a tender offer to purchase any and all of our then-outstanding $200 million of 2007 Notes. On May 24, 2004, we redeemed and cancelled the remaining $95.1 million of 2007 Notes not tendered in the tender offer. The holders of the 2007 Notes who tendered their 2007 Notes or whose 2007 Notes were redeemed by us were paid a premium that, in the aggregate, amounted to approximately $6.6 million.

Credit Facility

      We established a senior secured revolving credit facility in June 2002. In connection with the April 2004 offering of the 2014 Notes, we amended and restated our senior secured revolving credit facility to, among other things, extend the maturity date from June 28, 2007 to June 28, 2009 and increase the total borrowing capacity from $105 million to $155 million.

      The credit facility is used to back letters of credit and for general corporate purposes. Borrowings under the credit facility bear interest, at our option, at the Eurodollar rate or the prime rate, plus applicable margins. Depending upon our senior leverage ratio, the interest rate is equal to the Eurodollar rate plus a margin of 2.50% to 3.25% per annum or the base rate plus a margin of 1.50% to 2.25% per annum. The commitment fee is 0.50% per annum on the undrawn capacity regardless of utilization.

      As of June 30, 2004 and December 31, 2003, the Company had no borrowings under the credit facility. The unused portion of the credit facility that is available for working capital and corporate purposes, after reduction for outstanding letters of credit of $33.7 million, was $121.3 million as of June 30, 2004.

      The credit facility is secured by a perfected, first priority security interest in certain tangible and intangible assets and all of our capital stock and the capital stock of our subsidiary guarantors. The credit facility is also secured by a pledge of 65% of our voting shares of the voting stock of our and our subsidiary guarantor's foreign subsidiaries, if any. The credit facility contains customary covenants and events of default and is subject to various mandatory prepayment and commitment reductions. We are permitted to make voluntary prepayments at any time under the credit facility.

      The credit facility requires that we comply with various financial covenants, including fixed charge coverage, debt leverage, and tangible net worth ratios. We are in compliance with all of the financial covenants as of June 30, 2004.

      In April 2004, S&P assigned a "BB-" rating to the amended and restated Credit Facility.

Interest Rate Swap and Cap Agreements

      In April 2004, coterminous with the sale and issuance of the 2014 Notes, we terminated our existing interest rate swap and cap agreements for an aggregate gain of $3.3 million recognized in the second quarter of 2004. In addition, to hedge our exposure to fluctuations in market value, we entered into two new interest rate swap agreements and two new interest rate cap agreements relating to the 2010 Senior Notes and the 2014 Notes.

      With respect to the 2010 Senior Notes, we entered into an interest rate swap agreement expiring July 1, 2010, or 2010 Swap, with a notional amount of $150.0 million. The 2010 Swap effectively converted up to $150.0 million of fixed interest rate indebtedness into variable interest rate indebtedness. Under the terms of the 2010 Swap, the counterparty can call the swap at any time on or after July 1, 2006 with payments as determined under the agreement. This call option is a mirror image of the embedded call option in the debt instrument. The 2010 Swap was designated as a highly-effective fair value hedge, and as a result, changes in market value of the swap are recorded in earnings but are offset by changes in market value of the indebtedness so that there is no net impact on the statement of earnings unless the swap is terminated or no longer qualifies as a hedge. We also entered into an interest rate cap agreement expiring July 1, 2010, 2010 Cap, with a notional amount of $150.0 million. Under the 2010 Cap, we paid an upfront fee of $3.5 million to the counterparty that will be amortized to interest expense over the term of the cap. We will receive a variable rate of interest equal to the excess, if any, of the six-month LIBOR rate, adjusted semi-annually, over the cap rate of 7%. We use the 2010 Cap to offset possible increases in interest payments under the 2010 Swap caused by increases in market interest rates over a certain level. Under the terms of the 2010 Cap, the counterparty can call the cap if the 2010 Swap is terminated. The 2010 Cap was not designated as a hedging instrument under SFAS 133 and, therefore, changes in market value are recorded in the statement of earnings.

      With respect to the 2014 Notes, we also entered into an interest rate swap agreement expiring May 1, 2014, or 2014 Swap, with a notional amount of $125.0 million. This agreement effectively converted up to $125.0 million of fixed interest rate indebtedness into variable interest rate indebtedness. Under the terms of the 2014 Swap, the counterparty can call the swap at any time on or after May 1, 2009 with payments as determined under the agreement. This call option is a mirror image of the embedded call option in the debt instrument. The 2014 Swap was designated as a highly-effective fair value hedge, and as a result, changes in market value of the swap are recorded in earnings but are offset by changes in market value of the indebtedness so that there is no net impact on the statement of earnings unless the swap is terminated or no longer qualifies as a hedge. We also entered into an interest rate cap agreement expiring May 1, 2014, 2014 Cap, with a notional amount of $125.0 million. Under the 2014 Cap, we pay a fixed rate of interest equal to 0.75% to the counterparty and receive a variable rate of interest equal to the excess, if any, of the six-month LIBOR rate, adjusted semi-annually, over the cap rate of 7%. We use the 2014 Cap to offset possible increases in interest payments under the 2014 Swap caused by increases in market interest rates over a certain level. Under the terms of the 2014 Cap, the counterparty can call the cap if the 2014 Swap is terminated. The 2014 Cap was not designated as a hedging instrument under SFAS 133 and, therefore, changes in market value are recorded in the statement of earnings.

Off Balance Sheet Arrangements

      We have no significant off balance sheet arrangements.

Cash Management

      As of June 30, 2004, we held cash and cash equivalents of $29.5 million. The majority of excess cash is held in overnight investments and Certificates of Deposit, or CDs, that are invested for periods of less than 90 days. We forecast on a regular basis monthly cash flows to determine the investment periods of CDs and monitor daily the incoming and outgoing expenditures to ensure available cash is invested on a daily basis.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

      We believe that our cash from operations and anticipated growth, together with other available sources of liquidity, including borrowings available under our credit facility, will be sufficient for the foreseeable future to fund anticipated capital expenditures and make required payments of principal and interest on our debt.

      During the 2004 period, we completed four construction projects for a total cost of $10.0 million. We have 11 additional construction projects in progress to add 18 nursing beds and 366 assisted living units to be completed in 2005 and 2006 at a total approximate cost of $42.0 million. Total costs incurred through June 30, 2004 on these projects are approximately $1.6 million and purchase commitments of $15.0 million are outstanding.

      At June 30, 2004, we have accrued provisions for settlement of self-insured liabilities of $43.5 million in respect of general and professional liability claims. Claim payments were $4.9 million and $10.3 million for the six months ended June 30, 2004 and 2003, respectively. The accrual for self-insured liabilities includes estimates of the cost of both reported claims and claims incurred but not yet reported. We exited the nursing facility markets of the highly litigious States of Florida and Texas in 2000 and 2001, respectively. As a result, accruals for general and professional liabilities have declined significantly from the 2001 level. We estimate that $18.0 million of the total $43.5 million liability will be paid within the next fiscal year. The timing of payments is not directly within our control, and therefore, estimates are subject to change in the future. We believe we have provided sufficient provisions as of June 30, 2004.

CONTRACTUAL OBLIGATIONS

      Set forth below is a table showing the estimated timing of payments under our contractual obligations as of June 30, 2004:

                                                                  PAYMENTS DUE BY PERIOD
                                          -------------------------------------------------------------------------
                                                            LESS THAN                                   MORE THAN
                                              TOTAL          1 YEAR        1-3 YEARS      3-5 YEARS      5 YEARS
                                          -------------    -----------    -----------    -----------   -----------
                                                                      (DOLLARS IN THOUSANDS)
Long-term debt.......................     $     301,867    $       931    $     2,059    $     8,271   $    290,606
Operating lease commitments..........            44,463          8,827         12,155          7,277         16,204
                                          -------------    -----------    -----------    -----------   ------------
Total................................     $     346,330    $     9,758    $    14,214    $    15,548   $    306,810
                                          =============    ===========    ===========    ===========   ============

CRITICAL ACCOUNTING POLICIES

      For a full discussion of our accounting policies as required by accounting principles generally accepted in the United States, refer to the Management's Discussion and Analysis section of our Annual Report on Form 10K for the year ended December 31, 2003. Our disclosures in such report on Form 10K have not materially changed since that report was filed. We consider our accounting policies to be critical to an understanding of our financial statements because their application requires significant judgement and reliance on estimations of matters that are inherently uncertain. Specific risks relate to the accounting policies applied in revenue recognition and the valuation of accounts receivable, the valuation of assets and determination of asset impairment, the accrual for self-insured liabilities and accounting for deferred income taxes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

QUALITATIVE DISCLOSURES

      We use interest rate swaps to hedge the fair value of our debt obligations and interest rate caps to limit our exposure to increases in interest rates.

      We also have market risk relating to investments in stock warrants that we obtained in connection with the 1998 sale of our pharmacy operations. In effect, these holdings can be considered contingent purchase price proceeds whose value, if any, may not be realized for several years. These warrant holdings are subject to various trading and exercise limitations. We intend to hold them until we believe the market opportunity is appropriate to trade or exercise the holdings.

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

QUANTITATIVE DISCLOSURES

      The table below presents principal, or notional, amounts and related weighted average interest rates by year of maturity for our debt obligations and interest rate swaps as of June 30, 2004:

                                                                 MATURITY DATE THROUGH JUNE 30,
                                       -------------------------------------------------------------------------------------
                                                                                                                  ESTIMATED
                                        2005      2006      2007       2008      2009   THEREAFTER     TOTAL      FAIR VALUE
                                       -------  --------  ---------  --------  -------  -----------  ----------   ----------
                                                                     (DOLLARS IN THOUSANDS)
LONG-TERM DEBT:
Fixed Rate ..........................  $  931   $ 1,020   $  1,039   $ 3,657   $4,614   $  271,606   $  282,867   $ 294,754
Average Interest Rate ...............    7.08%     5.81%      5.81%     6.86%    6.96%        5.74%        5.78%
Variable Rate .......................      --        --         --        --       --   $   19,000   $   19,000   $  19,000
Average Interest Rate ...............      --        --         --        --       --         1.05%       1.05%
INTEREST RATE SWAPS:
  (fixed to variable)
Notional Amount .....................      --        --         --        --       --   $  275,000   $  275,000   $   8,307
Average Pay Rate (variable rate) ....      --        --         --        --       --         5.39%       5.39%
Average Receive Rate (fixed rate) ...      --        --         --        --       --         8.31%       8.31%
INTEREST RATE CAPS:
  Notional Amount ...................      --        --         --        --       --   $  275,000   $  275,000   $     933

      The above table incorporates only those exposures that existed as of June 30, 2004 and does not consider those exposures or positions which could arise after that date or future interest rate movements. As a result, the information presented above has limited predictive value. Our ultimate results with respect to interest rate fluctuations will depend upon the exposures that occur, our hedging strategies at the time and interest rate movements.

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

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      There were no material developments related to our legal proceedings during the 2004 quarter. For further information regarding our legal proceedings, refer to Item 3 - Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2003 as well as the paragraphs which discuss litigation and the Omnicare Preferred Provider Agreement in Note 13 of the condensed consolidated financial statements included in this Form 10-Q.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

      On August 3, 2004, we announced the appointment of Richard Bertrand to the position of Chief Financial Officer replacing Mark Durishan, effective September 1, 2004. Mr. Durishan, Chief Financial Officer since 1999, will be retiring in early 2005. Mr. Bertrand will assume the CFO role while Mr. Durishan will continue with the Company leading its Sarbanes-Oxley initiatives, overseeing the year-end audit and completing other special projects. Mr. Bertrand, Chartered Accountant, has 28 years experience with Extendicare and is currently our Senior Vice President, Development. Mr. Bertrand joined Extendicare in 1976 serving in various financial capacities including Vice President of Finance and Controller.

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

            Form 8-K furnished on May 7, 2004, announcing, pursuant to Items 7 and 12, earnings for the quarter ended March 31, 2004.

            Form 8-K filed on April 23, 2004, announcing pursuant to Items 5 and 7 that we completed our sale of $125 million aggregate principal amount of our 2014 Notes.

            Form 8-K filed on April 16, 2004, announcing pursuant to Items 5 and 7 that we priced $125 million aggregate principal amount of our 2014 Notes to be issued pursuant to Rule 144A and Regulation S under the Securities Act.

            Form 8-K filed on April 9, 2004, announcing pursuant to Items 5 and 7 our intention to sell up to $125 million principal amount of 2014 Notes in a private placement in accordance with Rule 144A and Regulation S under the Securities Act.

                        EXTENDICARE HEALTH SERVICES, INC.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  EXTENDICARE HEALTH SERVICES, INC.

Date: August 6, 2004                  By:/s/ Mark W. Durishan
                                         ------------------------------
                                         Mark W. Durishan
                                         Vice President, Chief Financial
                                            Officer and Treasurer
                                            (principal financial officer and
                                             principal accounting officer)

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