Form 10-Q
period 2004-09-30
EXTENDICARE HEALTH SERVICES INC
filed 2004-11-12
CIK 1052024

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C 20549

                                   ----------


                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

       For the quarterly period ended SEPTEMBER 30, 2004

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

COMMISSION FILE NUMBERS 333-97293 AND 333-116927

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

                                 Yes [ ] No [X]

Common Stock - 1,000 shares authorized, $1.00 par value per share; 947 shares issued and outstanding as of November 4, 2004. All issued and outstanding shares of Common Stock are held indirectly by Extendicare Inc., a publicly traded Canadian company.

                        EXTENDICARE HEALTH SERVICES, INC.
                                      INDEX

PART I   FINANCIAL INFORMATION:                                                 PAGE
                                                                                ----
Item 1   Financial Statements:
         Condensed Consolidated Statements of Earnings for the Three Months
            and Nine Months Ended September 30, 2004 and 2003 .................   3
         Condensed Consolidated Balance Sheets, September 30, 2004 and
            December 31, 2003 .................................................   4
         Condensed Consolidated Statements of Cash Flows for the Nine Months
            Ended September 30, 2004 and 2003 .................................   5
         Notes to Condensed Consolidated Financial Statements .................   6
Item 2   Management's Discussion and Analysis of Financial Condition and
            Results of Operations .............................................  22
Item 3   Quantitative and Qualitative Disclosures About Market Risk ...........  51
Item 4   Controls and Procedures ..............................................  52

PART II  OTHER INFORMATION:

Item 1   Legal Proceedings ....................................................  53
Item 2   Unregistered Sales of Equity Securities  and Use of Proceeds .........  53
Item 3   Defaults Upon Senior Securities ......................................  53
Item 4   Submission of Matters to a Vote of Security Holders ..................  53
Item 5   Other Information ....................................................  53
Item 6   Exhibits .............................................................  53

SIGNATURES ....................................................................  54

EXHIBIT INDEX .................................................................  55

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        EXTENDICARE HEALTH SERVICES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                 (IN THOUSANDS)


                                                 THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                      2004             2003              2004             2003
                                                   ----------       ----------        ----------       ----------
REVENUES:
  Nursing and assisted living facilities ...       $  235,004       $  212,827        $  685,090       $  623,836
  Outpatient therapy .......................            2,847            3,017             8,521            8,745
  Other ....................................            4,578            4,186            13,647           12,133
                                                   ----------       ----------        ----------       ----------
                                                      242,429          220,030           707,258          644,714
COSTS AND EXPENSES (INCOME):
  Operating ................................          195,774          183,402           575,829          542,943
  General and administrative ...............            7,374            8,310            22,197           23,869
  Lease costs ..............................            2,222            2,298             6,715            6,834
  Depreciation and amortization ............            8,805            9,409            26,317           27,719
  Interest expense, net ....................            4,750            7,837            15,719           23,557
  Valuation adjustment on interest rate caps            2,030             (225)            6,423               (9)
  Loss on disposal of assets and impairment
   of long-lived assets ....................            4,573               --             1,716               --
  Loss on refinancing and retirement of debt              152               --             6,484               --
                                                   ----------       ----------        ----------       ----------
                                                      225,680          211,031           661,400          624,913
                                                   ----------       ----------        ----------       ----------
EARNINGS BEFORE INCOME TAXES ...............           16,749            8,999            45,858           19,801
Income tax expense .........................            6,289            3,598            17,225            7,931
                                                   ----------       ----------        ----------       ----------
NET EARNINGS ...............................       $   10,460       $    5,401        $   28,633       $   11,870
                                                   ==========       ==========        ==========       ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        EXTENDICARE HEALTH SERVICES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2004 AND DECEMBER 31, 2003
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                               SEPTEMBER 30,   DECEMBER 31,
ASSETS                                                             2004             2003
                                                               -------------   ------------
Current Assets:
  Cash and cash equivalents .............................       $   29,060       $   48,855
  Accounts receivable, less allowances of $12,161
     and $11,692, respectively ..........................          102,666           95,338
  Assets held under Divestiture Agreement ...............               --           33,723
  Supplies, inventories and other current assets ........            8,001            7,436
  Income taxes receivable ...............................              198               --
  Deferred state income taxes ...........................            4,304            4,260
  Due from shareholder and affiliates:
     Federal income taxes receivable ....................               --            8,121
     Deferred federal income taxes ......................           25,427           22,584
     Other ..............................................               --            7,010
                                                                ----------       ----------
       Total current assets .............................          169,656          227,327
Property and equipment, net .............................          448,700          448,743
Goodwill and other intangible assets, net ...............           74,838           75,193
Other assets ............................................           37,253           82,086
                                                                ----------       ----------
     Total Assets .......................................       $  730,447       $  833,349
                                                                ==========       ==========

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Current maturities of long-term debt ..................       $      925       $    1,223
  Accounts payable ......................................           21,783           20,672
  Accrued liabilities ...................................           99,395          101,614
  Deposits held under Divestiture Agreement .............               --           30,000
  Current portion of accrual for self-insured liabilities           18,000           18,000
  Current portion of amounts due to shareholder and
     affiliate ..........................................            3,731               --
  Income taxes payable ..................................               --               23
                                                                ----------       ----------
       Total current liabilities ........................          143,834          171,532

Accrual for self-insured liabilities ....................           20,627           27,063
Long-term debt ..........................................          291,332          391,695
Deferred state income taxes .............................            5,321            7,343
Other long-term liabilities .............................           11,431           11,082
Due to shareholder and affiliates:
   Deferred federal income taxes ........................           30,826           38,490
   Other ................................................           16,079            3,484
                                                                ----------       ----------
       Total liabilities ................................          519,450          650,689
                                                                ----------       ----------
Shareholder's Equity:
  Common stock, $1 par value, 1,000 shares authorized,
      947 shares issued and outstanding .................                1                1
  Additional paid-in capital ............................          209,159          208,787
  Accumulated other comprehensive income ................              317              985
  Retained earnings (accumulated deficit) ...............            1,520          (27,113)
                                                                ----------       ----------
      Total Shareholder's Equity ........................          210,997          182,660
                                                                ----------       ----------
      Total Liabilities and Shareholder's Equity ........       $  730,447       $  833,349
                                                                ==========       ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        EXTENDICARE HEALTH SERVICES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                 (IN THOUSANDS)

                                                                           NINE MONTHS ENDED   NINE MONTHS ENDED
                                                                           SEPTEMBER 30, 2004  SEPTEMBER 30, 2003
                                                                           ------------------  -----------------
OPERATING ACTIVITIES:
Net earnings ..........................................................       $   28,633        $   11,870
Adjustments to reconcile net earnings to net cash provided by operating activities:
       Depreciation and amortization ..................................           26,317            27,719
       Amortization of deferred financing costs .......................            1,252             1,118
       Provision for uncollectible accounts receivable ................            8,626             8,152
       Provision for self-insured liabilities .........................            4,950             4,500
       Payment of self-insured liability claims .......................          (11,386)          (13,478)
       Deferred income taxes ..........................................          (12,127)            2,881
       Valuation adjustment on interest rate caps .....................            6,423                (9)
       Loss on disposal of assets and impairment of long-lived assets .            1,716                --
       Loss on refinancing and retirement of debt .....................            6,484                --

Changes in assets and liabilities:
      Accounts receivable .............................................           (3,010)           (1,967)
      Other assets ....................................................               --             2,200
      Supplies, inventories and other current assets ..................             (922)             (121)
      Accounts payable ................................................            1,110            (5,557)
      Accrued liabilities .............................................               17              (420)
      Income taxes payable/receivable .................................             (196)              114
      Current due to shareholder and affiliates .......................            8,905            (1,665)
                                                                              ----------        ----------
         Cash provided by operating activities ........................           66,792            35,337
                                                                              ----------        ----------
INVESTING ACTIVITIES:
      Proceeds from sale of property and equipment ....................            4,850                --
      Proceeds from repayment of notes receivable .....................           20,552                --
      Proceeds from completion of divestiture agreement ...............           10,000                --
      Proceeds from sale of investments ...............................            4,894                --
      Payments for purchase of property and equipment .................          (17,973)          (14,369)
      Payments for acquisitions .......................................           (6,454)               --
      Payments for new construction projects ..........................           (9,334)           (1,267)
      Changes in other non-current assets .............................           (2,385)              623
                                                                              ----------        ----------
         Cash provided by (used in) investing activities ..............            4,150           (15,013)
                                                                              ----------        ----------
FINANCING ACTIVITIES:
      Payments of long-term debt ......................................         (228,862)           (2,391)
      Proceeds from issuance of long-term debt ........................          128,082                --
      Payment of deferred financing costs .............................           (5,364)               --
      Payment of interest rate cap fee ................................           (3,495)               --
      Payment of tender and call premium and legal expenses ...........           (6,921)               --
      Proceeds from termination of interest rate swap and cap .........            2,615                --
      Advances from shareholder and an affiliate ......................           22,900                --
      Other long-term liabilities .....................................              308               580
                                                                              ----------        ----------
         Cash used in financing activities ............................          (90,737)           (1,811)
                                                                              ----------        ----------

      Increase (decrease) in cash and cash equivalents ................          (19,795)           18,513
      Cash and cash equivalents, beginning of period ..................           48,855            24,360
                                                                              ----------        ----------
      Cash and cash equivalents, end of period ........................       $   29,060        $   42,873
                                                                              ==========        ==========
  Supplemental schedule of cash flow information:
    Cash paid during the period for;
        Interest ......................................................       $   21,447        $   27,010
        Income tax payments, net ......................................           20,449             4,536

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

Basis of Presentation

         The accompanying condensed consolidated financial statements as of, and for the three months and nine months ended September 30, 2004 and 2003 are unaudited and have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete statements. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. The condensed consolidated balance sheet information as of December 31, 2003 has been derived from audited financial statements.

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

         The accompanying financial statements include the accounts of the Company and its majority-owned subsidiaries. Significant intercompany accounts and transactions with subsidiaries have been eliminated from the condensed consolidated financial statements.

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

         During the first nine months of 2004, the Company completed four construction projects for a total cost of $10.0 million. The Company added the following beds or units to existing facilities: 16 units to an assisted living facility in Kentucky in February 2004, 20 nursing beds to a nursing facility in Wisconsin in March 2004, and 30 units to an assisted living facility in Wisconsin in May 2004. In addition, the Company opened a new assisted living facility with 40 units in Wisconsin in May 2004.

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

         In September 2000, the Company disposed of eleven Florida nursing facilities (1,435 beds) and four Florida assisted living facilities (135 units) to Greystone and received initial cash proceeds of $30.0 million and contingent consideration in the form of a $10.0 million Vendor Take Back Note and two other contingent and interest-bearing notes. For the period from September 2000 through March 2004, the Company retained the right of first refusal to repurchase the facilities. The Company also retained an option to repurchase the facilities until March 2003; however, the Company elected not to place an offer to repurchase the facilities. The option to repurchase along with the significant portion of the sales price being contingent, resulted in the disposition being accounted for as a deferred sale in accordance with Statement of Financial Accounting Standards ("SFAS") No. 66 and, accordingly, there was no gain or loss recorded on the initial transaction. Prior to the finalization of the agreement, the fixed assets had been classified as "Assets held under Divestiture Agreement" and had a net book value of $33.7 million. As of December 31, 2003, the Company anticipated the final consideration to be received in 2004, and, therefore, the "Assets held under Divestiture Agreement" were classified as a current asset and the Company ceased depreciating these assets as of January 1, 2004.

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

         In August 2004, prior to the PRRB hearing date, the Company reached a negotiated settlement with the FI with respect to various issues amounting to $9.8 million related to facilities purchased in the Arbor Health Care Company ("Arbor") acquisition in 1997. The settlement reached will result in the payment of $2.1 million in the fourth quarter of 2004, and the withdrawal by the Company of the remainder of the settlement issues. The settlement receivables had been reserved for upon the 1999 divestiture of Arbor to Tandem Health Care, Inc. ("Tandem") and further within the provision for divested operations (refer to note 8). Upon the sale of Arbor to Tandem, a long-term liability of $3.7 million (refer to "Other Long-term Liabilities" in note 12 of the Company's Annual Report on Form 10-K for the year ended December 31, 2003) was accrued for outstanding tax, Medicare and other claims against Arbor as part of the sale. Upon settlement of these Medicare matters, the Company is confident that there are no outstanding claims in respect of Arbor, however, there can be no assurance that other claims will not be made until the expiration of the warranty period with Tandem in 2007. As a result of the settlement, the $6.9 million difference between the net settlement balance and proceeds to be received was charged against the $3.7 million Arbor long-term liability balance, and $3.2 million against the liability for divested operations (refer to note
8).

         In September 2004, prior to the PRRB hearing date, the Company reached a negotiated settlement with the FI with respect to the Director of Nursing staff cost issue amounting to $3.2 million. The settlement will result in an interim payment of $2.8 million in the fourth quarter of 2004 followed by the balance in the first quarter of 2005. No gain or loss was recognized on settlement of this issue.

         As of December 31, 2003, the balance of Medicare and Medicaid settlement receivables, net of the general contractual allowance, totaled $37.2 million. As a result of the settlements discussed above, settlement receivables decreased to $22.5 million as of September 30, 2004. In the fourth quarter of 2004, the Company anticipates collection of $4.9 million in respect of issues settled during 2004. Though there remain certain issues to be resolved with the FI, the significant Medicare settlement receivable issues in respect of revenues earned prior to the implementation of PPS have been resolved as of September 30, 2004. The remaining Medicare settlement receivables primarily relate to reimbursable Part A co-insurance receivables, which amounted to $9.2 million and $8.5 million as of September 30, 2004 and December 31, 2003, respectively.

         As of September 30, 2004, the balance of Medicare and Medicaid receivables, net of the general contractual allowance, totaled $22.5 million (December 31, 2003 - $37.2 million), including $16.4 million (December 31, 2003
- $11.3 million) that is expected to be substantially collected within one year and is included within "Accounts Receivable" as a current asset. The remaining balance of $6.1 million (December 31, 2003 - $25.9 million) is reported within "Other Assets."

Notes Receivable

         As of December 31, 2003, the Company held $21.4 million in notes receivable due from Tandem. In February 2004, Tandem refinanced two of its nursing facilities and the Company subsequently received prepayment in full of $4.4 million of the notes receivable held in respect of these properties. In June 2004, the Company accepted and received a cash prepayment of $16.2 million for the remaining $17.0 million of notes receivable due from Tandem. After payment of the associated selling expenses of $0.5 million, the Company recognized a loss of $1.3 million, which is recognized in loss on disposal of assets on the statement of earnings.

Other Investment Holdings

         At December 31, 2003 and September 30, 2004, the Company held a warrant to purchase up to 1.5 million shares of Omnicare Inc. ("Omnicare") common stock, which had an original attributed carrying value of $4.0 million pursuant to the sale of the Company's pharmacy to Omnicare in 1998. The warrant has an exercise price of $48.00 per share and expires in September 2005. The book value of the warrant is based on the estimated market value which is computed using the Black-Scholes model. The book value of the warrant as of December 31, 2003 was $4.4 million and $3.2 million as of June 30, 2004. However, during the third quarter of 2004 the share price of Omnicare common stock declined and has since not recovered, resulting in the value of the warrant declining to $0.3 million. Prior to third quarter of 2004, the change in book value had been recorded through a charge to Accumulated Other Comprehensive Income ("AOCI"). In the third quarter of 2004, the Company decided to write-off its $4.0 million investment (refer to Note 8) as the likelihood of the warrant being in-the-money before it expires had significantly declined as a result of the recent decrease in Omnicare's share price.

5. LINE OF CREDIT AND LONG-TERM DEBT

Summary of Long-term Debt

         Long-term debt consisted of the following as of September 30, 2004 and December 31, 2003:


                                                          SEPTEMBER 30,     DECEMBER 31
                                                               2004             2003
                                                          -------------     -----------
                                                             (DOLLARS IN THOUSANDS)
9.50% Senior Notes due 2010 ........................       $  149,704       $  149,676
9.35% Senior Subordinated Notes due 2007 ...........               --          200,000
6.875% Senior Subordinated Notes due 2014 ..........          121,966               --
Industrial Development Revenue Bonds, variable
  interest rates ranging from 1.67% to 6.25%, maturing
  through 2014, secured by certain facilities ........         10,660           33,160
Mortgage notes payable, interest rates ranging from
  3.0% to 10.5%, maturing through 2012 ...............          9,912           10,054
Other, primarily capital lease obligations .........               15               28
                                                           ----------       ----------
Long-term debt before current maturities ...........          292,257          392,918
Less current maturities ............................              925            1,223
                                                           ----------       ----------
Total long-term debt ...............................       $  291,332       $  391,695
                                                           ==========       ==========

2014 Notes

         On April 22, 2004, the Company sold and issued $125 million aggregate principal amount of 6.875% Senior Subordinated Notes due May 1, 2014 (the "2014 Notes") pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the "Securities Act"). The 2014 Notes were issued at a price of 97.5001% of par to yield 7.23%. The net proceeds from the issuance of the 2014 Notes were approximately $117.4 million, net of a discount of $3.1 million and fees and expenses of $4.5 million. The Company used these net proceeds, along with cash on hand and borrowings under its amended and restated Credit Facility described below, to purchase for cash the 9.35% Senior Subordinated Notes due 2007 (the "2007 Notes"), tendered in the tender offer described below, to redeem the 2007 Notes not tendered in the tender offer prior to May 24, 2004 and to pay related fees and expenses of the tender offer and redemption. Also on April 22, 2004, the Company entered into two interest rate swap agreements and two interest rate cap agreements. See note 6 for the terms of the interest rate swap and cap agreements. In August 2004, the Company completed its offer to exchange new 6.875% Senior Subordinated Notes due 2014 that have been registered under the Securities Act for the Senior Subordinated Notes issued in April 2004. The terms of the new 2014 Notes are identical to the terms of the 2014 Notes issued in April 2004 and are guaranteed by all of the Company's existing and future domestic significant subsidiaries, existing and future domestic subsidiaries that guarantee or incur any indebtedness and any other existing and future significant subsidiaries or restricted subsidiaries that guarantee or otherwise provide direct credit support for indebtedness of the Company or any of the Company's domestic subsidiaries.

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

         On or after May 1, 2009, the Company may redeem all or part of the 2014 Notes, at the redemption prices (expressed as percentages of principal amount) listed below, plus accrued and unpaid interest, if any, to the date of redemption, if redeemed during the twelve-month period commencing on May 1 of the years set forth below:


      YEAR                         REDEMPTION PRICE
      ----                         ----------------
2009...........................        103.438%
2010...........................        102.292%
2011...........................        101.146%
2012 and thereafter............        100.000%

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


                                                       (DOLLARS IN
                                                        THOUSANDS)
                                                       -----------
Tender premium and call premium ..................       $(6,636)
Write-off of deferred finance charges ............        (2,359)
Legal expenses ...................................          (285)
                                                         -------
                                                          (9,280)

Gain on termination of interest rate swap and cap
  Agreements .....................................         3,302
                                                         -------
                                                         $(5,978)
                                                         =======

         The Company issued the 2007 Notes in December 1997. The 2007 Notes were unsecured senior subordinated obligations of the Company subordinated in right of payment to all existing and future senior indebtedness of the Company, which included all borrowings under the Credit Facility as well as all indebtedness not refinanced by the Credit Facility. The 2007 Notes were to mature on December 15, 2007.

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

         The Company is required to make mandatory prepayments of principal upon the occurrence of certain events, such as certain asset sales and certain issuances of securities. The 2010 Senior Notes are redeemable at the option of the Company starting on July 1, 2006. The redemption prices, if redeemed during the 12-month period beginning on July 1 of the year indicated, are as follows:


        YEAR                   REDEMPTION PRICE
-----------------------        ----------------
2006 ....................         104.750%
2007 ....................         102.375%
2008 and thereafter .....         100.000%

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

         The Credit Facility is secured by a perfected, first priority security interest in certain tangible and intangible assets and all of the Company's capital stock and the capital stock of the Company's subsidiary guarantors. The Credit Facility is also secured by a pledge of 65% of the voting stock of our foreign subsidiaries, including our subsidiary guarantor's foreign subsidiaries, if any. The Credit Facility contains customary covenants and events of default and is subject to various mandatory prepayment and commitment reductions. The Company is permitted to make voluntary prepayments at any time under the Credit Facility.

         As of September 30, 2004 and December 31, 2003, the Company had no borrowings under the Credit Facility. The unused portion of the Credit Facility that is available for working capital and corporate purposes, after reduction for outstanding letters of credit of $23.9 million, was $131.1 million as of September 30, 2004.

         The Credit Facility requires that the Company comply with various financial covenants, including fixed charge coverage, debt leverage, and tangible net worth ratios. The Company is in compliance with all of the financial covenants as of September 30, 2004.

Other Loan Repayments and Refinancing

         In February 2004, the Company prepaid in full two Industrial Development Revenue Bonds totaling $13.0 million, which resulted in a charge to earnings of $0.4 million to write-off deferred financing costs. In August 2004 the Company prepaid in full a $9.5 million Industrial Development Revenue bond that resulted in a charge to earnings of $0.2 million to write-off deferred financing costs.

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

6. ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Objectives and Strategies

         As of September 30, 2004, all but $9.5 million of the Company's outstanding debt obligations have fixed interest rates. To hedge the fair value of fixed-rate debt obligations, the Company has entered into interest rate swap agreements under which it pays a variable rate of interest and receives a fixed rate of interest. These interest rate swaps are designated as fair value hedges under SFAS 133 and changes in the market value of the interest rate swaps have no impact on the statement of earnings unless they are terminated or are no longer designated as hedges. In addition, the Company has entered into interest rate cap agreements to limit its exposure to increases in interest rates.

         The Company does not speculate using derivative instruments.

Interest Rate Swap and Cap Agreements Entered into in April 2004 and Maturing in 2010 and 2014

         On April 22, 2004, the Company entered into two new interest rate swap agreements and two new interest rate cap agreements relating to the 2010 Senior Notes and the 2014 Notes.

         With respect to the 2010 Senior Notes, the Company entered into an interest rate swap agreement expiring July 1, 2010 (the "2010 Swap") with a notional amount of $150 million. The 2010 Swap effectively converted up to $150 million of fixed interest rate indebtedness into variable interest rate indebtedness. Under the terms of the 2010 Swap, the counterparty can call the swap at any time on or after July 1, 2006 with payments as determined under the agreement. This call option is a mirror image of the embedded call option in the debt instrument. The swap was designated as a highly-effective fair value hedge, and as a result, changes in market value of the swap are recorded in earnings but are offset by changes in market value of the indebtedness so that there is no net impact on the statement of earnings unless the swap is terminated or no longer qualifies as a hedge. The Company also entered into an interest rate cap agreement expiring July 1, 2010 (the "2010 Cap") with a notional amount of $150 million. Under the 2010 Cap, the Company paid on April 22, 2004 an upfront fee of $3.5 million to the counterparty. The Company will receive a variable rate of interest equal to the excess, if any, of the six-month LIBOR rate, adjusted semi-annually, over the cap rate of 7%. The Company uses the 2010 Cap to offset possible increases in interest payments under the 2010 Swap caused by increases in market interest rates over a certain level. Under the terms of the 2010 Cap, the counterparty can call the cap if the 2010 Swap is terminated. The 2010 Cap was not designated as a hedging instrument under SFAS 133 and, therefore, changes in market value are recorded in the statement of earnings.

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

         As of September 30, 2004, the fair value of the interest rate swaps designated as fair value hedges is an asset of $0.9 million and is offset by an liability of $0.9 million relating to the changes in market value of the hedged items (long-term debt obligations). A gain of $0.1 million (net of income tax effect) was credited to AOCI for the nine months ended September 30, 2004 relating to the 2007 Cap. As of September 30, 2004, the fair value of the 2010 Cap is an asset of $1.7 million recorded in other long-term assets and the fair value of the 2014 Cap is a liability of $4.5 million recorded in other long-term liabilities.

         The fair value of the Company's interest rate caps are dependent on projected six-month LIBOR interest rates, that are influenced by long-term rates, and the volatility of these rates. As a result of a decline in long-term rates and the volatility of rates in 2004, the value of the Company's interest rate caps declined and resulted in valuation adjustment expense of $2.0 million and $6.3 million for the three months and nine months ended September 30, 2004, respectively. For the three months and nine months ended September 30, 2003, the Company reported credits to valuation adjustment expense of $0.1 million and $0.2 million, respectively. Valuation adjustment expense on the interest rate caps, formerly included with interest income, has been reclassified to a separate line on the statements of earnings.

7. DUE TO SHAREHOLDER AND AFFILIATE

         Extendicare held $27.9 million of the 2007 Notes prior the refinancing. Pursuant to the tender offer, in May 2004, the 2007 Notes held by Extendicare were redeemed for approximately $28.8 million in cash. Subsequently in May 2004, Extendicare purchased for market value all of the Company's investment of 125,000 common shares in Omnicare for $4.9 million in cash, which resulted in a gain of $0.9 million. In addition, Extendicare advanced $22.9 million to the Company, of which $14.0 million was then advanced to an affiliate of the Company. As of September 30, 2004, the Company owes to its shareholder and affiliates $19.8 million, of which $3.7 million has been classified as a current payable, and the remainder is classified as a long-term payable. As of December 31, 2003, the Company had a current receivable from shareholder and an affiliate of $7.0 million and a long-term payable of $3.5 million.

8. GAIN (LOSS) ON DISPOSAL OF ASSETS AND IMPAIRMENT OF LONG-LIVED ASSETS

         The following summarizes the components of the gain (loss) on the disposal of assets and impairment of long-lived assets:

                                                                   THREE MONTHS     NINE MONTHS
                                                                       ENDED            ENDED
                                                                  SEPT. 30. 2004   SEPT. 30, 2004
                                                                  --------------   --------------
                                                                      (DOLLARS IN THOUSANDS)
Gain (loss) on disposal of assets:
   Completion of Divestiture Agreement with Greystone (note 3)       $      --        $   4,872
   Loss on repayment of notes due from Tandem (note 4) .......              --           (1,266)
   Loss on sale of Arkansas facilities .......................            (573)            (573)
   Loss on write-off of Omnicare warrant (note 4) ............          (4,000)          (4,000)
   Gain on sale of Omnicare shares to Extendicare (note 7) ...              --              863
                                                                     ---------        ---------
                                                                        (4,573)            (104)
Impairment of skilled nursing facility in Indiana ............              --           (1,612)
                                                                     ---------        ---------
                                                                     $  (4,573)       $  (1,716)
                                                                     =========        =========

         In the third quarter, the Company recorded a $4.0 million charge for the write-off of its investment in an Omnicare warrant. The Company received a warrant to purchase up to 1.5 million shares of Omnicare common stock with an original attributed carrying value of $4.0 million in connection with the 1998 sale of its pharmacy operations. The Company decided to write-off its investment as the likelihood of the warrant being in-the-money before it expires had significantly declined as a result of the recent decrease in Omnicare's share price.

         In August 2004, the Company sold its Arkansas facilities, consisting of one nursing (96 beds) and three assisted living facilities (181 units), for $6.1 million. Proceeds consisted of cash of $5.2 million and a five-year interest-bearing note of $0.9 million. The sale resulted in a pre-tax loss of $0.6 million.

         In August 2004, the Company transferred the operations of a nursing facility (336 beds) in Chippewa Falls, Wisconsin to Lakeside Health L.L.C. ("Lakeside"), a subsidiary of Benedictine Health Dimensions, Inc. ("Benedictine") for a term of three years. The transfer of operations was in response to facility citations for survey deficiencies and an agreement with the State of Wisconsin to transfer the operations to a new licensee. Under the terms of the agreement, Lakeside is responsible for all operating costs, including rent payable to the Company and management fees payable to Benedictine. The Company will receive rental income of $0.5 million per annum, however is responsible to fund Lakeside for any and all operating losses from the nursing facility, as defined in the agreement, and to provide working capital advances of approximately $2.0 million. As of September 30, 2004, the Company has advanced $3.1 million to Lakeside. These advances are secured by a first security interest in Lakeside's accounts receivable and are repayable from future cash flow of Lakeside, if any. Effective the date of the license transfer, the State of Wisconsin reduced Lakeside's licensed bed capacity from 336 to 245. In September 2004, Benedictine completed its plan of correction at Lakeside and passed its survey with the State of Wisconsin bringing the facility into regulatory compliance. In the two months that Benedictine has operated the facility considerable resources were employed to bring the facility into compliance, resulting in Lakeside reporting a $1.0 million net loss before lease costs, depreciation, interest and income taxes. The Company has equally recorded a provision of $1.0 million against the working capital advances made to Lakeside. Therefore, as of September 30, 2004, the net carrying value of advances made to Lakeside is $2.1 million, which is included in long-term assets. Prior to the transfer of operations, the Company incurred a loss before lease costs, depreciation, interest and income taxes of $1.2 million for the seven months ended July 31, 2004 as compared to net earnings before these items of $0.5 million for the year ended December 31, 2003. Lakeside generated revenues of $8.9 million for the seven months ended July 31, 2004 and $18.1 million for the year ended December 31, 2003. The Company's current estimates of Lakeside's future cash flow, after coming into compliance and attaining suitable Medicare occupancies levels, indicate that it is not required to take a charge for asset impairment under SFAS No. 144, but there cannot be assurance that such a charge will not be required in the future if these estimates change. The Company will continue to monitor the facility's performance in respect of determination of a potential asset impairment charge.

         In March 2004, the Company concluded the evaluation of two nursing facilities that operate adjacent to one another in Indiana, both of which require capital renovations. After evaluation of the respective operations, the Company made a decision, subject to State of Indiana approval, to consolidate the two operations into one renovated facility, which upon completion will accommodate all residents from both facilities; however, the total available nursing beds will decrease by 46. The consolidation of the two operations is expected to be completed by March 2005. As a result of the decision to close the one facility, the Company recorded a provision of $1.6 million for impairment of long-lived assets.

         Reserves for divested operations and facility closures primarily relate to provisions for the settlement of Medicare and Medicaid claims and other amounts with third parties. The settlement of such amounts depends on actions by those third parties and negotiations by the Company, and, therefore, may not be resolved within the next or several years. In the third quarter of 2004, the Company recorded a charge of $3.2 million against the divested liability balance in respect of the settlement of Medicare receivables (refer to note 4). Below is a summary of activity of the accrued liabilities balance relating to divested operations and facility closures:

                                 MEDICARE,
                                MEDICAID AND      RESIDENT AND
                                  SUPPLIER          EMPLOYEE
                                   CLAIMS             CLAIMS           OTHER             TOTAL
                                ------------      ------------       ----------        ----------
                                                     (DOLLARS IN THOUSANDS)
Balance December 31, 2002        $    8,099        $    1,318        $      301        $    9,718
  Cash Payments ..........             (565)             (824)             (141)           (1,530)
  Provisions (charges)(1)              (897)               --                --              (897)
                                 ----------        ----------        ----------        ----------
Balance December 31, 2003             6,637               494               160             7,291
  Provisions (charges) (1)           (3,197)                                               (3,197)
  Cash Payments ..........           (1,176)               --                --            (1,176)
                                 ----------        ----------        ----------        ----------
Balance September 30, 2004       $    2,264        $      494        $      160        $    2,918
                                 ==========        ==========        ==========        ==========

         (1) Provisions (charges) include the write-off of previously accrued Medicare claims receivable relating to discontinued operations of $1.3 million in 2003 and $3.2 million in 2004. Provisions for 2003 were net of refunds of $0.4 million from various Medicaid programs.

9. LOSS ON REFINANCING AND RETIREMENT OF DEBT

         The following summarizes the components of the loss on refinancing and retirement of debt:

                                                                              THREE MONTHS     NINE MONTHS
                                                                                  ENDED            ENDED
                                                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                                              -------------    -------------
                                                                                  2004            2004
                                                                                 (DOLLARS IN THOUSANDS)
Loss on early retirement of 2007 Notes (note 5) .........................       $      --       $   9,280
Loss on early retirement of Industrial Development Revenue Bonds (note 5)             152             506
                                                                                ---------       ---------
                                                                                      152           9,786
Gain on termination of interest rate swap and cap (note 6) ..............              --          (3,302)
                                                                                ---------       ---------
                                                                                $     152       $   6,484
                                                                                =========       =========

10. INTEREST EXPENSE, NET

         The following summarizes the components of interest expense, net:

                                      THREE MONTHS                       NINE MONTHS
                                    ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                --------------------------        --------------------------
                                   2004             2003            2004             2003
                                ---------        ---------        ---------        ---------
                                                   (DOLLARS IN THOUSANDS)
Interest expense ........       $   4,974        $   8,511        $  19,832        $  25,572
Interest income .........            (224)            (674)          (4,113)          (2,015)
                                ---------        ---------        ---------        ---------
                                $   4,750        $   7,837        $  15,719        $  23,557
                                =========        =========        =========        =========

         The valuation adjustment expense on the interest rate caps, formerly included with interest income, has been reclassified to a separate line on the statements of earnings. Refer to note 6.

11. SUBSEQUENT EVENTS

Agreement to Acquire Assisted Living Concepts, Inc.

         On November 4, 2004, the Company entered into a definitive merger and acquisition agreement with Assisted Living Concepts, Inc. ("ALC") of Dallas, Texas (OTC. BB: ASLC) providing for the acquisition of all of the outstanding shares and stock options of ALC for $18.50 per share totaling approximately $132 million. Total consideration for the transaction including the assumption of debt is expected to be approximately $280 million. ALC has a portfolio of 177 assisted living facilities, comprised of 122 owned properties and 55 leased facilities representing 6,838 units, located in 14 states; many in markets where the Company already operates. The Company intends to finance the acquisition by using available cash on hand and drawing down its line of credit. The completion of the acquisition is subject to certain conditions, including approval by ALC's shareholders and certain customary regulatory approvals. The Company and ALC are working towards closing the transaction during the early part of the first quarter of 2005.

Medicare Rates

         Effective October 1, 2004 Medicare rates increased 2.8% based on the Federal register released on July 30, 2004.

12. COMPREHENSIVE INCOME

         Comprehensive Income is as follows for the periods shown:

                                                        THREE MONTHS     THREE MONTHS     NINE MONTHS      NINE MONTHS
                                                            ENDED           ENDED            ENDED            ENDED
                                                        SEPT. 30, 2004   SEPT. 30, 2003  SEPT. 30, 2004   SEPT. 30, 2003
                                                        --------------   --------------  --------------   --------------
                                                                             (DOLLARS IN THOUSANDS)
NET EARNINGS ......................................       $  10,460        $   5,401       $  28,633        $  11,870
OTHER COMPREHENSIVE INCOME (LOSS):
  Unrealized gain (loss) on investments, before tax             850              908          (1,281)           3,458
  Gain on cash flow hedges, before tax ............              --               61             167                3
                                                          ---------        ---------       ---------        ---------
  Other comprehensive income (loss), before tax ...             850              969          (1,114)           3,461
  Income tax provision related to items of
     other comprehensive income ...................            (340)            (387)            446           (1,374)
                                                          ---------        ---------       ---------        ---------
    Other comprehensive income (loss), net of tax .             510              582            (668)           2.087
                                                          ---------        ---------       ---------        ---------
 COMPREHENSIVE INCOME .............................       $  10,970        $   5,983       $  27,965        $  13,957
                                                          =========        =========       =========        =========

13. COMMITMENTS AND CONTINGENCIES

Capital Expenditures

         As of September 30, 2004, the Company had capital expenditure purchase commitments outstanding of approximately $10.2 million.

         During the first nine months of 2004, the Company completed four construction projects for a total cost of $10.0 million. As of September 30, 2004, the Company has 11 new construction projects in progress, which are expected to add 18 nursing units and 366 assisted living units. The total estimated cost of the projects is $42.0 million, and they are expected to be completed in 2005 and 2006. Total costs incurred through September 30, 2004 on these projects were approximately $3.8 million and purchase commitments of $18.1 million are outstanding.

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

Cash Flow Commitment to Benedictine

         Under the terms of the agreement with Benedictine (refer to note 8), the Company is responsible to fund for operating losses of the Lakeside nursing facility during the term of the agreement. However, after the facility clears all regulatory deficiencies, the Company has the right to terminate the contract should funded operating losses exceed $3.0 million. The facility cleared all regulatory deficiencies in September 2004 and for the two months ended September 30, 2004 incurred losses before lease costs, depreciation, interest and income taxes of $1.0 million.

Regulatory Risks

         All providers are subject to surveys and inspections by state and federal authorities to ensure compliance with applicable laws and licensure requirements of the Medicare and Medicaid programs. The survey process is intended to review the actual provision of care and services, and remedies for assessed deficiencies can be levied based upon the scope and severity of the cited deficiencies. Remedies range from the assessment of fines to the withdrawal of payments under the Medicare and Medicaid programs. Should a deficiency not be addressed through a plan of correction, a facility can be decertified from the Medicare and Medicaid program. As of September 30, 2004, the Company has certain facilities under plans of correction. While it is not possible to estimate the final outcome of the required corrective action, the Company has accrued for known costs.

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

         The second category is "RUGs Refinements" which involves an initial 20% add-on for 15 RUGs categories identified as having high intensity, non-therapy ancillary services. The 20% add-ons from three RUGs categories were later redistributed to 14 rehabilitation categories at an add-on rate of 6.7% each. In April 2002, CMS announced that it would delay the refinement of the RUGs categories thereby extending the related funding enhancements until September 30, 2003. In May 2003, CMS released a rule to maintain the current RUGs classification until October 1, 2004. Further to, but independent of this, Congress enacted legislation directing CMS to conduct a study on the RUGs classification system and report its recommendations by January 2005. In July 2004, CMS announced that it had not concluded the study on the RUGs classifications and, as a result, the implementation of a RUGs refinement change, where all or part of the enhancement is discontinued will be delayed until October 1, 2005. The implementation of a RUGs refinement change, where all or part of the enhancement is discontinued, could have a significant impact on the Company. Based upon the Medicare case mix and census for the nine months ended September 30, 2004, the Company estimates that it received an average $25.26 per resident day, which on an annualized basis amounts to $19.9 million related to the RUGs Refinements.

         In February 2003, CMS announced its plan to reduce its level of reimbursement for uncollectible Part A co-insurance. Under current law, skilled nursing facilities are reimbursed 100% for any bad debts incurred. Under the plan announced by CMS, the reimbursement level would have been reduced to 70% over a three year period as follows: 90% effective for the government fiscal year commencing October 1, 2003; 80% for the government fiscal year commencing October 1, 2004; and 70% for the government fiscal year commencing October 1, 2005 and thereafter. This plan is consistent with the Part A co-insurance reimbursement plan applicable to hospitals. CMS did not implement the rule change effective October 1, 2003, and continues to review the proposed plan. The Company estimates that should this plan be implemented, the negative impact on net earnings would be $1.3 million in 2004, increasing to $3.3 million in 2006.

         As of September 30, 2004, the States of Pennsylvania, Indiana and Washington have proposed state plan amendments and waivers pertaining to the fiscal year commencing July 1, 2003 that are awaiting review and approval by CMS. As the state plan amendments and waivers have not been approved, the Company has recorded revenues based upon amounts received. Based upon the final and CMS approved state plan amendments and waivers, changes in Medicaid rates and any associated provider taxes could result in adjustments to earnings for the period from July 1, 2003 to September 30, 2004.

Interests in Unrelated Long-Term Care Providers

         Through the divestiture program in Texas and Florida, the Company has retained ownership of certain nursing facility properties, which the Company leases to other unrelated long-term care providers. In addition, due to the divestiture agreements and on-going consulting agreements, the Company has amounts due from other unrelated long-term providers. In aggregate, as of September 30, 2004, the Company owns $14.5 million in nursing home properties in Texas and Florida; and has $7.2 million in non-current amounts receivable due from unrelated long-term care providers in Florida and Texas. For the nine months ended September 30, 2004 and 2003, the Company earned $2.2 million and $1.5 million, respectively, in rental revenue from unrelated long-term care operators that were operating in properties owned by the Company and earned $4.7 million and $4.4 million, respectively, in management and consulting fees. As a result, the earnings and cash flow of the Company can be influenced by the financial stability of these unrelated long-term operators.

Medicare and Medicaid Receivables

         The Company is attempting to settle a number of outstanding Medicare and Medicaid receivables. Normally such items are resolved during an annual audit process and no provision is required. However, where differences exist between the Company and the FI, the Company may record a general provision. The Company continues to negotiate on the remaining issues and when appropriate seek resolution from the PRRB. No adjustment to the receivable amount can be determined until negotiations are concluded on a majority of issues that are involved in the cost reporting years under appeal. Though the Company remains confident that it will successfully settle the issues, an unsuccessful conclusion could negatively impact the Company's earnings and cash flow. As of September 30, 2004 and December 31, 2003 the Company had $26.9 million and $51.2 million, respectively, of gross Medicare and Medicaid settlement receivables with a related contractual allowance of $4.4 million and $14.0 million, respectively. The net amount receivable represents the Company's estimate of the amount collectible on Medicare and Medicaid prior period cost reports.

Accrual for Self-Insured Liabilities

         The Company had $38.6 million and $45.1 million in accruals for self-insured liabilities as of September 30, 2004 and December 31, 2003, respectively. An actuarial valuation was completed as of September 30, 2004 and it was determined that no adjustment was required to the accrual for self-insured liability amounts on the balance sheet. Though the Company has been successful in exiting from the states of Texas and Florida and limiting future exposure to general liability claims, the timing and eventual settlement costs for these claims cannot be precisely defined.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         We are one of the largest providers of long-term care and related services in the United States. We are an indirect wholly owned subsidiary of Extendicare Inc., or Extendicare, a Canadian publicly traded company. Through our subsidiary network of geographically clustered facilities, we offer a continuum of healthcare services, including nursing care, assisted living and related medical specialty services, such as subacute care and rehabilitative therapy. As of September 30, 2004, we operated or managed 185 long-term care facilities with 16,607 beds in 13 states, of which 148 were nursing facilities with 14,847 beds and 37 were assisted living and retirement facilities with 1,760 units. We also provided consulting services to 77 facilities with 9,446 beds in five states. In addition, we operated 22 outpatient rehabilitation clinics in four states. We receive payment for our services from Medicare, Medicaid, private insurance, self-pay residents and other third party payors.

FORWARD-LOOKING STATEMENTS

         This quarterly report on Form 10-Q contains forward-looking statements that are intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding anticipated financial performance, business strategy and goals for future operations, are forward-looking statements. These forward-looking statements can be identified as such because the statements generally include words such as "expect," "intend," "believe," "anticipate," "estimate," "plan" or "objective" or other similar expressions. These forward-looking statements reflect our beliefs and assumptions, and are based on information currently available to us. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results, performance or achievements or industry results to be materially different from those expressed in, or implied by, these statements. Some, but not all, of the risks and uncertainties include those described in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2003, and other filings with the Securities and Exchange Commission, and include the following:

         o Medicare and Medicaid payment levels and reimbursement methodologies and the application of such methodologies and policies adopted by the government and its fiscal intermediaries;

         o liabilities and claims asserted against us, such as resident care litigation, including our exposure for punitive damage claims and increased insurance costs;

         o national and local economic conditions, including their effect on the ability to hire and retain qualified staff and employees and the associated costs;

         o federal and state regulation of our business and change in such regulations, as well as our compliance with such regulations;

         o    actions by our competitors; and

         o    our ability to maintain and increase census levels.

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

EXECUTIVE OVERVIEW

         Our business strategy and competitive strengths remain unchanged from that outlined in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2003. Our key business goals are to:

         o    strengthen both Medicare and total average daily census;

         o    improve operating cash flow;

         o actively improve our asset portfolio through renovation, expansion or acquisition of facilities, or where appropriate, to divest facilities that fail to meet our performance goals;

         o diversify within the long-term care industry in the areas of rehabilitative clinics and management, consulting, accounting and purchasing services; and

         o    manage resident care liability claim settlements.

         Our total and Medicare average daily census, or ADC, for the nine months ended September 30, 2004 continued to exceed comparable figures from the prior year. Total census on a same facility basis in our nursing facilities increased from 12,545 in the second quarter of 2004 to 12,668 in the third quarter of 2004; however, we did experience a softening of our Medicare census on a same facility basis, which decreased from 2,073 in the second quarter of 2004 to 2,051 in the third quarter of 2004. In June 2004, we acquired for $5.0 million in cash four nursing facilities (321 beds) in Indiana. We completed four construction projects during the nine months ended September 30, 2004, which increased operational capacity at one nursing facility and two assisted living facilities and added one new free-standing assisted living facility. We have approved 11 additional construction projects to add 18 nursing beds and 366 assisted living facility units. Eight of the construction projects will be completed in 2005 and the remaining are scheduled to be completed in 2006. We also divested all of our nursing and assisted living facilities in Arkansas for $6.1 million and transferred operations of one nursing facility in Wisconsin to another long-term care provider.

         On November 4, 2004, we entered into a definitive merger and acquisition agreement with Assisted Living Concepts, Inc., or ALC, of Dallas, Texas (OTC. BB: ASLC) providing for the acquisition of all of the outstanding shares and stock options of ALC for $18.50 per share totaling approximately $132 million. Total consideration for the transaction including the assumption of debt is expected to be approximately $280 million. ALC has a portfolio of 177 assisted living facilities, comprised of 122 owned properties and 55 leased facilities representing 6,838 units, located in 14 states; many in markets where we currently operate. We intend to finance the acquisition by using available cash on hand and drawing down on our line of credit. The completion of the acquisition is subject to certain conditions, including approval by ALC's shareholders and certain customary regulatory approvals. Both ALC and us are working toward closing the transaction during the early part of the first quarter of 2005.

         We initiated and completed in the second quarter of 2004 several transactions that reduced our level of debt and, as a result, we will improve our operating cash flow and cash resources. In April 2004, we sold and issued $125.0 million aggregate principal amount of 6.875% Senior Subordinated Notes due 2014, or 2014 Notes. The net proceeds from the sale and issuance of the 2014 Notes were approximately $117.4 million, net of a $3.1 million discount and fees and expenses of $4.5 million. We used these net proceeds, together with borrowings under our amended and restated credit facility to purchase for cash approximately $104.9 million aggregate principal amount of 9.35% Senior Subordinated Notes due 2007, or 2007 Notes, validly tendered in the tender offer that we commenced in April 2004 and to redeem any 2007 Notes not tendered in the tender offer or cancelled. In addition, in April 2004, coterminous with the sale and issuance of the 2014 Notes, we terminated our existing interest rate swap and cap agreements for an aggregate gain of $3.3 million. In addition, to hedge our exposure to fluctuations in market value, we entered into two new interest rate swap agreements and two new interest rate cap agreements relating to the 9.50% Senior Notes due 2010, or the 2010 Senior Notes, and the 2014 Notes. As a result of our debt refinancing, we lowered our long-term debt and debt to equity ratio from $392.9 million and 2.2 to 1, respectively, as of December 31, 2003 to $292.3 million and 1.4 to 1 as of September 30, 2004; and reduced our weighted average interest rate to approximately 5.9% as of September 30, 2004 compared 7.5% as of December 31, 2003.

         We also monetized to cash $30.6 million in notes that were formerly outstanding from our Florida divestiture program and reduced our balance of Medicare settlement receivables. We accepted and received in February and in June 2004, a total of $20.6 million in cash prepayments for all outstanding notes receivable from Tandem Health Care, Inc., or Tandem, and as a result recorded a loss in the second quarter of $1.3 million. In June 2004, we concluded the deferred sales transaction with Greystone Tribeca Acquisition, L.L.C., or Greystone, by receipt of the final consideration of $10.0 million on the Vendor Take Back Note plus $2.6 million in interest, which completed the September 2000 Divestiture Agreement. As a result, in the second quarter, we recognized a gain on the sale of assets of $4.9 million and related interest income of $1.7 million.

         During 2004, we reached negotiated settlements with the Fiscal Intermediary, or FI, of all significant outstanding Medicare settlement issues pertaining to revenues earned prior to the implementation of the Prospective Payment System, or PPS. In January 2004, we negotiated and subsequently received a cash settlement of $5.6 million for all remaining years of a Medicare settlement receivable involving a staffing cost matter. In April 2004, we reached a negotiated settlement on one Medicare settlement receivable issue that resulted in the receipt of $6.6 million in cash in May 2004. In August 2004, we reached a negotiated settlement, which will result in the payment of $2.1 million in the fourth quarter of 2004, with respect to various issues relating to facilities purchased in the Arbor Health Care Company, or Arbor, acquisition in 1997. In September 2004, we reached a negotiated settlement with respect to the Director of Nursing staff cost issue that will result in the payment of $3.2 million in the fourth quarter of 2004. As a result of these settlements, Medicare and Medicaid settlement receivables declined $14.7 million from a balance of $37.2 million as of December 31, 2003 to $22.5 million as of September 30, 2004. The settlement of the Arbor issues involved a charge of $6.9 million to previously accrued liability balances, however, the remainder of the settlements did not result in any significant adjustment from the recorded receivable balance.

         We operate in a competitive marketplace and depend substantially on revenues derived from governmental third-party payors, with the remainder of our revenues derived from commercial insurers, managed care plans, and private individuals. The on-going pressures from the Medicare and Medicaid programs, along with other payors seeking to control costs and/or limit reimbursement rates for medical services, are but one of the business risks that we face. We also operate in a heavily regulated industry, subject to the scrutiny of federal and state regulators. Each of our facilities must comply with regulations regarding staffing levels, resident care standards, occupational health and safety, resident confidentiality, billing and reimbursement, environmental and biological and other standards. Government agencies have steadily increased their enforcement activity over the past several years. As a result, we are continually allocating increased resources to ensure compliance with applicable regulations and to respond to inspections, investigations and/or enforcement actions. In July 2004, as a result of facility citations for survey deficiencies in a nursing facility in Chippewa Falls, Wisconsin, we reached an agreement with the State of Wisconsin to transfer the operations to Benedictine Health Dimensions, Inc., or Benedictine, another long-term care provider, effective August 1, 2004. Federal law requires each state to have a Medicaid Fraud Control Unit, which is responsible for investigating provider fraud and resident abuse. We are aware of investigations by these units in Kentucky and Wisconsin. The investigations have not been sufficiently developed to enable us to predict an outcome.

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

                                           PERCENTAGE OF TOTAL NURSING REVENUES
                                   ---------------------------------------------------------
                                       FOR THREE MONTHS                FOR NINE MONTHS
                                      ENDED SEPTEMBER 30              ENDED SEPTEMBER 30
                                   ------------------------        -------------------------
                                     2004            2003             2004            2003
                                   --------        --------        --------        ---------
Medicare ...................           30.7%           27.8%           32.0%           28.8%
Private and other ..........           17.2%           18.3%           17.5%           18.5%
                                   --------        --------        --------        --------
   Quality Mix .............           47.9%           46.1%           49.5%           47.3%
Medicaid ...................           52.1%           53.9%           50.5%           52.7%
                                   --------        --------        --------        --------
   Total ...................          100.0%          100.0%          100.0%          100.0%
                                   ========        ========        ========        ========

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


                                 PERCENTAGE OF TOTAL NURSING AND ASSISTED LIVING REVENUES
                                 --------------------------------------------------------
                                     FOR THREE MONTHS               FOR NINE MONTHS
                                    ENDED SEPTEMBER 30             ENDED SEPTEMBER 30
                                 ------------------------        ------------------------
                                    2004            2003           2004           2003
                                   -------        -------        -------        -------
Medicare ...................          29.5%          26.6%          30.7%          27.5%
Private and other ..........          20.0%          21.5%          20.5%          21.7%
                                   -------        -------        -------        -------
   Quality Mix .............          49.5%          48.1%          51.2%          49.2%
Medicaid ...................          50.5%          51.9%          48.8%          50.8%
                                   -------        -------        -------        -------
   Total ...................         100.0%         100.0%         100.0%         100.0%
                                   =======        =======        =======        =======

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

LEGISLATIVE ACTIONS AFFECTING REVENUES

         BBRA and Temporary Funding Enhancements. Prior to October 1, 2002, the incremental Medicare relief packages received from the Balanced Budget Refinement Act, or BBRA, and Benefits Improvement and Protection Act, or BIPA, provided a total of $2.7 billion in temporary Medicare funding enhancements to the long-term care industry. The funding enhancements implemented by BBRA and BIPA fall into two categories. The first category is "Legislative Add-ons", which included a 16.66% add-on to the nursing component of the Resource Utilization Groups, or RUGs, rate and a 4% base adjustment. The Legislative Add-ons expired on September 30, 2002, hereafter referred to as the "Medicare Cliff", resulting in a reduction of $16.3 million per annum in Medicare funding for our nursing facilities. The second category is RUGs Refinements, which involved an initial 20% add-on for 15 RUGs categories identified as having high intensity, non-therapy ancillary services. The 20% add-ons from three RUGs categories were later redistributed to 14 rehabilitation categories at an add-on rate of 6.7% each.

         Administrative Fix -- October 1, 2003. Effective October 1, 2003, the Centers of Medicare and Medicaid Services, or CMS, increased Medicare rates by 6.26% reflecting (1) a cumulative forecast correction, or "Administrative Fix", to correct past years under-funded rate increases, which increased the federal base payment rates by 3.26% and (2) the annual market basket increase of 3.0%. We estimated that, based on the Medicare case mix for the nine-month period ended September 30, 2003, these Medicare rate increases would add approximately $18.45 per Medicare day. Based on the Medicare case mix and census for the nine months ended September 30, 2004, the impact of the 6.26% Medicare rate increase increased our revenues by $10.9 million, which was offset by higher labor and other operating costs. In order to maintain their commitment to Senator Grassley and CMS in providing the administrative fix, in October 2003 the Alliance for Quality Nursing Home Care (which is a membership of large long-term care providers) and the American Health Care Association announced their support to spend the administrative fix over the next fiscal period on direct care and services for residents. In October 2003, CMS published notice to nursing facilities that within future cost reports it will require confirmation that the administrative fix funding was spent on direct patient care and related expenses.

         Future Medicare Changes. With respect to the RUGs Refinements, in April 2002, CMS announced that it would delay the refinement of the RUGs categories thereby extending the related funding enhancements until September 30, 2003. In May 2003, CMS released a rule that maintained the current RUGs classifications until October 1, 2004. Further to, but independent of this, Congress enacted legislation directing CMS to conduct a study on the RUGs classification system and report its recommendations by January 2005. In July 2004, CMS stated that it had not concluded the study on the RUGs classifications and, as a result, the implementation of a RUGs Refinement change whereby all or part of the enhancement is discontinued will be delayed until October 1, 2005. Based upon the Medicare case mix and census for the nine months ended September 30, 2004, we estimate that we received an average $25.26 per resident day, which on an annualized basis amounts to $19.9 million related to the RUGs Refinements. The implementation of a RUGs Refinement change whereby all or part of the enhancement is discontinued could have a significant impact on us.

         In February 2003, CMS announced its plan to reduce its level of reimbursement for uncollectible Part A co-insurance. Under the plan announced by CMS, the reimbursement level would be reduced to 70% over a three year period as follows: 90% effective for the government fiscal year commencing October 1, 2003; 80% effective for the government fiscal year commencing October 1, 2004; and 70% effective for government fiscal years commencing on or after October 1, 2005. This plan is consistent with the Part A co-insurance reimbursement plan applicable to hospitals. CMS did not implement the rule change effective October 1, 2003, and continues to review the proposed plan. We estimate that, should this plan be implemented, the negative impact to our net earnings would be $1.3 million in 2004 increasing to $3.3 million in 2006.

         Medicaid Rates Subject to CMS Approval. Several states in which we operate have submitted plan amendments and waivers to CMS which seek to increase the level of federal funding for the states' Medicaid programs and, if approved, would result in providing nursing facilities with revenue rate increases to offset new or increased provider taxes. In June 2004, CMS approved the state plan amendment and waiver submitted by the State of Oregon pertaining to the fiscal year commencing July 1, 2003, which resulted in a net favorable impact of $0.3 million that was recorded in the second quarter of 2004. In July 2004, the State of Kentucky received approval from CMS of a state plan amendment and waiver, which became effective July 1, 2004. The Kentucky plan amendment and waivers are expected to increase our earnings by approximately $3.0 million per year, prior to any staffing increases that we may implement. The states of Pennsylvania, Indiana and Washington have submitted proposed state plan amendments and waivers pertaining to the fiscal year commencing July 1, 2003, which are awaiting review and approval by CMS. Since the plan amendments and waivers have not been approved, we have recorded revenues based upon amounts received. In Pennsylvania the state has withheld the July 1, 2004 rate increases until approval by CMS of the State's plan amendment and waiver. Pennsylvania is seeking retroactive treatment of the plan amendment and waiver to July 1, 2003; however should this be approved, we do not anticipate any impact to earnings for the July 1, 2003 to June 30, 2004 period. However, should CMS approve the State's plan amendment and waiver as submitted, incremental earnings, net of the provider tax, of $0.6 million could be recorded in 2004 pertaining to the quarter ended September 30, 2004. In Indiana, approval of the retrospective amendment and waiver submitted could result in the recording of net incremental earnings of $3.8 million in 2004 pertaining to the 15-month period ended September 30, 2004, and there would be no impact if the plan were not approved. In Washington, the state has proceeded to implement the provider tax and fund the incremental Medicaid rates, while seeking approval from CMS on their proposal. We do not anticipate the plan being rejected, however, if the plan is not approved, a retroactive negative adjustment of no greater than $0.8 million to earnings may be required. For Pennsylvania, Indiana and Washington, we anticipate that amendments will be made to the original plans submitted to CMS and cannot, therefore predict the outcome of these plan submissions or their impact on us and our results of operation. Based upon the final CMS approved state plan amendments and waivers, changes in Medicaid rates and any associated provider taxes could result in adjustments to earnings for the period from July 1, 2003 to September 30, 2004.

SIGNIFICANT EVENTS AND DEVELOPMENTS

EVENTS OF THE NINE MONTHS ENDED SEPTEMBER 30, 2004

         Improvement in Medicare Census. Medicare ADC for the nine months ended September 30, 2004, or 2004 period, increased to 2,092 from 1,915 for the nine months ended September 30, 2003, or 2003 period, on a same facility basis, representing a 9.2% increase over 2003. Total ADC for the 2004 period increased 0.9% to 12,571 from 12,460 for 2003 period on a same facility basis. The improvement in Medicare census was the direct result of a number of our initiatives, including the implementation of consistent admission practices, the Medicare certification of all our nursing facility beds and senior management's focus on census, all of which drove the improved financial results for the 2004 period.

         Tender Offer/Redemption of 2007 Notes and Sale and Issuance of 2014 Notes. On April 5, 2004, we commenced a tender offer to purchase any and all of our outstanding $200.0 million 2007 Notes. Approximately $104.9 million aggregate principal amount of outstanding 2007 Notes were validly tendered in the tender offer, which we purchased for cash. Any and all of the outstanding 2007 Notes that were not tendered in the tender offer were either cancelled or redeemed for cash and cancelled as of May 24, 2004.

         On April 22, 2004, we sold and issued $125 million aggregate principal amount of 2014 Notes pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, or the Securities Act. The 2014 Notes were issued at a price of 97.5001% of par to yield 7.23%. The net proceeds from the sale and issuance of the 2014 Notes were approximately $117.4 million, net of a $3.1 million discount and fees and expenses of $4.5 million. We used these net proceeds, together with cash on hand and borrowings under our amended and restated credit facility to purchase for cash approximately $104.9 million aggregate principal amount of 2007 Notes validly tendered in the tender offer and to redeem any 2007 Notes not tendered in the tender offer or cancelled prior to May 24, 2004. See "Liquidity and Capital Resources" for more information regarding the 2014 Notes. In August 2004, we completed our offer to exchange new 6.875% Senior Subordinated Notes due 2014 that have been registered under the Securities Act for the 2014 Notes issued in April 2004. The terms of the new 2014 Notes are identical to the terms of the 2014 Notes issues in April 2004.

         As a result of the tender offer, redemption and repayment of the 2007 Notes, in the second quarter of 2004 we wrote-off deferred finance charges of approximately $2.4 million related to the 2007 Notes and incurred legal costs of $0.3 million. In addition, pursuant to the termination of our existing interest rate swap and cap agreements (discussed below), we recorded a gain of approximately $3.3 million recognized in the second quarter of 2004. The net impact to earnings was a loss of approximately $6.0 million. Below is a summary of the loss recognized in the second quarter of 2004 relating to these transactions.


                                                                       (DOLLARS IN
                                                                        THOUSANDS)
                                                                       -----------
Tender premium and call premium .................................       $  (6,636)
Write-off of deferred finance charges ...........................          (2,359)
Legal expenses ..................................................            (285)
                                                                        ---------
                                                                           (9,280)
Gain on termination of interest rate swap and cap
  Agreements ....................................................           3,302
                                                                        ---------
                                                                        $  (5,978)
                                                                        =========

         Amendment and Restatement of Credit Facility. In connection with the April 22, 2004 closing of the sale and issuance of the 2014 Notes, we amended and restated our credit facility. The terms of our amended and restated credit facility include the following changes, among other things:

              o    a two year maturity extension to June 28, 2009;

              o an additional $50.0 million of senior secured financing on a revolving basis, resulting in total borrowing capacity of $155.0 million;

              o an interest rate spread which ranges from LIBOR plus 2.50% per annum to 3.25% per annum or the base rate plus 1.50% per annum to 2.25% per annum, subject, in each case, to adjustments based on our senior leverage ratio;

              o a commitment fee of 0.50% per annum on the undrawn capacity regardless of utilization;

              o changes to the collateral securing the facility to permit us to substitute certain assets with other assets.

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

         Redemption of 2007 Notes Held by and Advances from Extendicare. Extendicare held $27.9 million of the 2007 Notes prior to the refinancing. Pursuant to the tender offer, in May 2004 the 2007 Notes held by Extendicare were redeemed for approximately $28.8 million in cash. Subsequently in May 2004, Extendicare purchased for cash at market value our 125,000 share investment in Omnicare Inc., or Omnicare, for $4.9 million, which resulted in a gain of $0.9 million. In addition, Extendicare advanced through our parent company $22.9 million, of which $14.0 million was through an affiliate of the Company. As of September 30, 2004, the Company owes $19.8 million to its shareholder and affiliates.

         Other Loan Repayments and Refinancing. In August 2004, we prepaid in full a $9.5 million Industrial Development Revenue Bond which resulted in a charge to earnings of $0.2 million to write-off deferred financing costs. Also, in February 2004, we prepaid in full two Industrial Development Revenue Bonds totaling $13.0 million. The repayment of this debt resulted in a charge to earnings of $0.4 million to write-off deferred financing costs. In October 2002, we completed a transaction in which we exercised our right to acquire seven previously leased nursing facilities in the states of Ohio and Indiana for $17.9 million. The purchase price included cash of $7.4 million and a $10.5 million interest bearing 10-year note. The interest rate on the note was subject to negotiation and failing an agreement would have been settled through arbitration. In the latter part of 2003, we prepaid $4.5 million against the note. In April 2004, we refinanced the facilities with mortgages whose interest rates vary with LIBOR above a minimum level, and repaid the remaining balance of the note due to the seller.

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

         Completion of Greystone Divestiture Agreement. During the second quarter of 2004, we received the final consideration of $10.0 million on the Vendor Take Back Note plus interest of $2.6 million, which completed our September 2000 Divestiture Agreement. The initial transaction in 2000 was treated as a deferred sale since a significant portion of the proceeds was contingent and we held an option to repurchase the facilities. In the quarter ended June 30, 2004, we recognized a gain on the sale of assets of $4.9 million and interest income of $1.7 million relating to the finalization of this transaction.

         Settlement of Medicare Receivable Issues. During 2004, we reached negotiated settlements with the FI of all significant outstanding Medicare settlement issues pertaining to revenues earned prior to the implementation of PPS. In January 2004, we negotiated and subsequently received a cash settlement of $5.6 million for a specific staffing cost issue involving six specific claims years. The settlement did not result in any significant adjustment from the recorded receivable balance. In April 2004, in respect of two cost reporting years under appeal, we reached a negotiated settlement with the FI regarding an issue involving the allocation of overhead costs. The settlement will result in our receiving a payment of approximately $7.7 million, $6.6 million of which we received in May 2004. We will receive the balance of the payment upon resolution of other matters concerning the cost report years under appeal. In August 2004, prior to the PRRB hearing date, we reached a negotiated settlement with the FI with respect to various issues amounting to $9.8 million, relating to facilities purchased in the Arbor acquisition in 1997. The settlement will result in the payment to us of $2.1 million in the fourth quarter of 2004, and our withdrawal of the remainder of the settlement issues. The settlement receivables had been reserved for upon the 1999 divestiture of Arbor to Tandem and further within the provision for divested operations. Upon the sale of Arbor to Tandem, a long-term liability of $3.7 million (refer to "Other Long-term Liabilities" in note 12 in our Annual Report on Form 10-K for the year ended December 31, 2003) was accrued for outstanding tax, Medicare and other claims against Arbor. Upon settlement of these Medicare matters, we are confident that there are no outstanding claims in respect of Arbor, however, there can be no assurance that other claims will not be made until the expiration of the warranty period with Tandem in 2007. As a result of the Arbor issue settlement, the $6.9 million difference between the net settlement balance and proceeds to be received was charged against the $3.7 million Arbor long-term liability balance, and $3.2 million against the liability for divested operations. In September 2004, prior to the PRRB hearing date, we reached a negotiated settlement with the FI with respect to the Director of Nursing staff cost issue amounting to $3.2 million and no adjustment to the net settlement receivable balance. The above settlements will result in the payment to us of $4.9 million in the fourth quarter of 2004. As a result, Medicare and Medicaid settlement receivables declined $14.7 million from a balance of $37.2 million as of December 31, 2003 to $22.5 million as of September 30, 2004.

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

         Construction Projects. In the nine months ended September 30, 2004, we completed four construction projects for a total cost of $10.0 million, which included a new free-standing assisted living facility with 40 units, two additions to existing assisted living facilities adding 46 units and an addition of 20 nursing beds to an existing nursing facility. We have 11 additional construction projects in progress, which are expected to add 18 nursing beds and 366 assisted living units. The projects are to be completed in 2005 and 2006 and have a total cost of approximately $42.0 million.

         Management and Consulting Services. We commenced managing two new nursing facilities and transferred management responsibilities to another long-term care provider while retaining consulting services for fourteen nursing facilities.

         Consolidation of Two Facilities. In March 2004, we concluded the evaluation of two nursing facilities that operate adjacent to one another in Indiana, both of which require capital renovations. After evaluation of the respective operations, we made a decision, subject to State of Indiana approval, to consolidate the two operations into one renovated facility, that upon completion, will accommodate all residents from both facilities; however, decrease the total available nursing beds by 46. We expect consolidation of the two operations to be completed by March 2005. As a result of the decision to close the one facility, we have recorded a provision of $1.6 million for impairment of long-lived assets.

         Divestitures. In August 2004, we sold all of our Arkansas facilities, consisting of one nursing (96 beds) and three assisted living facilities (181 units), for $6.1 million. Proceeds consisted of cash of $5.2 million and a five-year interest-bearing note of $0.9 million. The sale resulted in a pre-tax loss of $0.6 million. For the nine months ended September 2004 and 2003, respectively, the Arkansas facilities had revenues of $5.3 million and $5.5 million and earnings before interest, depreciation and income taxes of $0.7 million and $0.4 million.

         Transfer of Operations of Nursing Facility in Chippewa Falls, Wisconsin. In August 2004, we transferred the operations of a nursing facility (336 beds) in Chippewa Falls, Wisconsin to Lakeside Health L.L.C., or Lakeside, a subsidiary of Benedictine Health Dimensions, Inc., or Benedictine, for a term of three years. The transfer of operations was in response to facility citations for survey deficiencies and an agreement with the State of Wisconsin to transfer the operations to a new licensee. Under the terms of the agreement, Lakeside is responsible for all operating costs, including rent payable to us and management fees payable to Benedictine. We will receive rental income of $0.5 million per annum, however, are responsible to fund Lakeside for any and all operating losses from the nursing facility, as defined in the agreement, and to provide to Lakeside working capital advances of approximately $2.0 million. As of September 30, 2004, we have advanced $3.1 million to Lakeside, which is secured by a first security interest in Lakeside's accounts receivable and is repayable from future cash flow of Lakeside, if any. Effective the date of the license transfer, the State of Wisconsin reduced Lakeside's licensed bed capacity from 336 to 245. In September 2004, Benedictine completed its plan of correction at Lakeside and passed its survey with the State of Wisconsin bringing the facility into regulatory compliance. In the two months Benedictine operated the facility considerable resources were employed to bring the facility into compliance resulting in Lakeside reporting a $1.0 million net loss before lease costs, depreciation, interest and income taxes. We have equally recorded a provision of $1.0 million against the working capital advances made to Lakeside, and therefore, as of September 30, 2004, the net carrying value of advances made to Lakeside is $2.1 million. Prior to the transfer of operations, we had incurred a loss before lease costs, depreciation, interest and income taxes of $1.2 million for the seven months ended July 31, 2004 as compared to net earnings before these items of $0.5 million for the year ended December 31, 2003. Lakeside generated revenues of $8.9 million for the seven months ended July 31, 2004 and $18.1 million for the year ended December 31, 2003. Our current estimates of Lakeside's future cash flow, after coming into compliance and attaining suitable Medicare occupancies levels, indicate that we are not required to take a charge for asset impairment under SFAS No. 144, but there cannot be assurance that such a charge will not be required in the future if these estimates change. We will continue to monitor the facilities performance in respect of determination of a potential asset impairment charge.

         Other Investment Holdings. At December 31, 2003 and September 30, 2004, we held a warrant to purchase up to 1.5 million shares of Omnicare common stock, which had an original attributed carrying value of $4.0 million pursuant to our sale of our pharmacy to Omnicare in 1998. The warrant has an exercise price of $48.00 per share and expires in September 2005. The book value of the warrant is based on the estimated market value which is computed using the Black-Scholes model. The book value of the warrant as of December 31, 2003 was $4.4 million and $3.2 million as of June 30, 2004. However, during the third quarter of 2004 the share price of Omnicare common stock declined and has since not recovered, resulting in the value of the warrant declining to $0.3 million. Prior to third quarter of 2004, the change in book value had been recorded through a charge to Accumulated Other Comprehensive Income ("AOCI"). In the third quarter of 2004, we decided to write-off our $4.0 million investment (refer to note 8) as the likelihood of the warrant being in-the-money before it expires had significantly declined as a result of the recent decrease in Omnicare's share price.

EVENTS SUBSEQUENT TO SEPTEMBER 30, 2004

Agreement to Acquire ALC

         On November 4, 2004, we entered into a definitive merger and acquisition agreement with ALC, of Dallas, Texas providing for the acquisition of all of the outstanding shares and stock options of ALC for $18.50 per share totaling approximately $132 million. Total consideration for the transaction including the assumption of debt is expected to be approximately $280 million. ALC has a portfolio of 177 assisted living facilities, comprised of 122 owned properties and 55 leased facilities representing 6,838 units, located in 14 states; many in markets where we currently operate. We intend to finance the acquisition by using available cash on hand and drawing down on our line of credit. The completion of the acquisition is subject to certain conditions, including approval by ALC's shareholders and certain customary regulatory approvals. Both ALC and us are working toward closing the transaction during the early part of the first quarter of 2005.

Medicare Rates

         Effective October 1, 2004 Medicare rates increased 2.8% based on the federal register released on July 30, 2004. Based on the Medicare case mix and average daily census as of September 30, 2004, we estimate the increase will result in additional revenues of approximately $7.0 million which will support higher operating costs for resident care.

EVENTS PRIOR TO 2004

         The most significant event in 2003 was the continued improvement in total census, particularly Medicare census. Total ADC, increased to 12,490 in 2003 from 12,319 in 2002 on a same facility basis, representing a 1.4% increase over 2002. Medicare ADC increased to 1,935 in 2003 from 1,639 in 2002 on a same facility basis, representing a 18.1% increase over 2002. The improvement in census was the direct result of a number of our initiatives, including the implementation of consistent admission practices, the Medicare certification of all our skilled nursing facility beds and senior management's focus on census, all of which drove the improved financial results for the 2003 fiscal year.

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

SIGNIFICANT ASSETS AND LIABILITIES

         Assets, Liabilities and Contingencies Resulting from Divestiture Program. As a result of the divestiture programs in Florida and Texas, we received cash proceeds and notes, and we retained interest in, or ownership of, certain nursing facility properties and entered into ongoing consulting service agreements with operators in these two states. In the first six months of 2004, we accepted and received $30.6 million in cash in settlement of outstanding notes from Tandem and Greystone. As of September 30, 2004, we:

              o held $7.2 million in non-current amounts receivable from Senior Health - South, Inc., or Senior Health - South, and Senior Health - Texas, Inc., or Senior Health - Texas; and

              o owned six leased nursing home properties in Florida and four leased nursing home properties in Texas with a net book value of $14.5 million, and subleased another 12 properties in Texas.

         We lease our six Florida properties to Senior Health - South with lease expiration dates in December 2006. We lease our four Texas properties to Senior Health - Texas with lease expiration dates in September 2006 and sublease 12 Texas properties to Senior Health - Texas with sublease expiration dates in February 2012. In addition, we provide on-going consulting services to Senior Health - South and Senior Health - Texas and earn rental income from the operators of these facilities. As of September 30, 2004, we had $7.2 million in non-current accounts receivable due from Senior Health - Texas and Senior Health
- South. As a result, our earnings and cash flow can be influenced by the financial stability of these unrelated companies.

         We have recorded provisions for all estimated future costs related to operations that we disposed of. Those estimates were made at the time of disposition, recorded in a divested operations liability account and may be subject to revisions, which may impact our future earnings. On an on-going basis we review the levels of our overall reserves for losses related to our Florida and Texas operations, which reserves were initially established when we decided to exit these states. During 2002, as a result of events that became known to us then, we concluded that we should increase our overall reserves by $5.3 million for cost report and other settlements with the State of Florida and other Medicare fiscal intermediaries, collection of receivables and settlement of claims with suppliers and employees. During 2004 and 2003, we settled certain Medicare and Medicaid claims and charged to the divested operations liability account approximately $3.2 million and $1.3 million, respectively.

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

         Medicare and Medicaid Settlement Receivables. As of September 30, 2004, we are pursuing settlement of a number of outstanding Medicare and Medicaid receivable balances, which, in aggregate, have a net book value of $22.5 million. For Medicare revenues earned prior to the implementation of PPS and Medicaid programs with a retrospective reimbursement system, differences between revenues that we ultimately expect to be realized from these programs and amounts received are reflected as accounts receivable, or as accrued liabilities when payments have exceeded revenues that we ultimately expect to receive. For Medicare pre-PPS claims, normally such issues are resolved during the audit process, however, we record general provisions for disagreements that require settlement through a formal appeal process. During 2004, we reached negotiated settlements of all significant outstanding Medicare settlement issues pertaining to revenues earned prior to the implementation of PPS with the FI.

         Medicare and Medicaid settlement receivables declined $14.7 million from a balance of $37.2 million as of December 31, 2003 to $22.5 million as of September 30, 2004. Refer to "Significant Events and Developments" for details of changes in the settlement receivables balance. We continue to work on the balance of other Medicare claims with the FI and on an on-going basis with each of the states in respect of Medicaid receivables.

         Self-Insured Liabilities. We have $38.6 million in accruals for self-insured liabilities with respect to general and professional liability claims as of September 30, 2004. An actuarial valuation was completed as of September 30, 2004 and it was determined that no adjustment was required to the accrual for self-insured liability amounts on the balance sheet. We have estimated that approximately $18.0 million of this liability will be paid within the next twelve months. The majority of the liability balance was accrued during the period that we operated in Florida and Texas.

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

REVIEW OF KEY PERFORMANCE INDICATORS

         In order to compare our performance between periods, we assess the key performance indicators for all of our facilities, as well as the facilities that we operated in all reported periods, or same facility operations. Set forth below, we provide an analysis of our key performance indicators in total, and, where appropriate, on a same facility basis and discuss the significant trends when comparing the three months and nine months ended September 30, 2004 to the same periods in 2003. The same facility basis figures exclude the December 2003 acquisition of a nursing facility in Manitowoc, Wisconsin, the newly-constructed assisted living facility completed in May 2004, the June 2004 acquisition of four nursing facilities in Indiana, the August 2004 sale of a nursing facility and three assisted living facilities located in Arkansas and the August 2004 transfer of a nursing facility in Wisconsin to Benedictine.

Nursing Facilities - ADC and Quality Mix

         The following table sets forth the ADC, by type of payor, and the quality mix for all of our skilled nursing facilities.

                                        THREE MONTHS                  NINE MONTHS
                                      ENDED SEPTEMBER 30            ENDED SEPTEMBER 30
                                   -----------------------       -----------------------
                                     2004           2003           2004           2003
                                   --------       --------       --------       --------
Medicare ........................     2,102          1,970          2,153          1,978
Private and other ...............     2,192          2,200          2,199          2,213
                                   --------       --------       --------       --------
   Quality Mix ..................     4,294          4,170          4,352          4,191
Medicaid ........................     8,809          8,745          8,698          8,682
                                   --------       --------       --------       --------
   Total.........................    13,103         12,915         13,050         12,873
                                   ========       ========       ========       ========

         The following table sets forth for the three months ended September 30, 2004 and 2003 the ADC, by type of payor and percentage of ADC by payor type for all of our nursing facilities, presented on a same-facility basis, and showing the percentage change in ADC between years.


                                   THREE MONTHS ENDED SEPTEMBER 30
                        ------------------------------------------------------
                                 2004                           2003                  % CHANGE
                        -----------------------        -----------------------
                                         % OF                           % OF          2004 TO
                           ADC           TOTAL           ADC           TOTAL            2003
                        --------       --------        --------       --------        --------
Medicare .............     2,052           16.2%          1,906           15.2%            7.6%
Private and other.....     2,117           16.7%          2,113           16.9%            0.2%
                        --------       --------        --------       --------        --------
Quality Mix ..........     4,169           32.9%          4,019           32.1%            3.7%

Medicaid .............     8,499           67.1%          8,485           67.9%            0.2%
                        --------       --------        --------       --------        --------
   Total .............    12,668          100.0%         12,504          100.0%            1.3%
                        ========       ========        ========       ========        ========

         The following table sets forth for the nine months ended September 30, 2004 and 2003 the ADC, by type of payor and percentage of ADC by payor type for all of our nursing facilities, presented on a same-facility basis, and showing the percentage change in ADC between years.

                                        NINE MONTHS ENDED SEPTEMBER 30
                        ------------------------------------------------------
                                 2004                           2003                  % CHANGE
                        -----------------------        -----------------------
                                         % OF                           % OF          2004 TO
                           ADC           TOTAL           ADC            TOTAL           2003
                        --------       --------        --------       --------        --------
Medicare ..............    2,092           16.7%          1,914           15.4%            9.2%
Private and other......    2,104           16.7%          2,126           17.0%           (1.0%)
                        --------       --------        --------       --------        --------
Quality Mix ...........    4,196           33.4%          4,040           32.4%            3.9%

Medicaid ..............    8,375           66.6%          8,420           67.6%           (0.5%)
                        --------       --------        --------       --------        --------
  Total ...............   12,571          100.0%         12,460          100.0%            0.9%
                        ========       ========        ========       ========        ========

         On a same facility basis, total ADC increased 0.9% between the nine months ended September 30, 2004 and 2003. On a same facility basis, Medicare ADC increased 9.2% between 2004 and 2003. As a result, the percentage of Medicare ADC to all payor sources increased to 16.7% in 2004, as compared to 15.4% in 2003. The improvement in census was the direct result of a number of initiatives, including an implementation of consistent admission practices, the Medicare certification of all nursing facility beds, and senior management's focus on census, all of which drove the improved financial results for 2004.

         The following table sets forth, for each quarter in 2004 and 2003, the ADC, by type of payor, for all of our nursing facilities, presented on a same-facility basis:

                                                 2004                                                  2003
                                -------------------------------------       -----------------------------------------------------
                                  3RD            2ND            1ST            4TH            3RD            2ND            1ST
                                --------       --------       --------       --------       --------       --------       --------
Medicare ................          2,052          2,073          2,153          1,994          1,906          1,938          1,901
Private and other .......          2,117          2,099          2,095          2,158          2,113          2,121          2,144
                                --------       --------       --------       --------       --------       --------       --------
Quality Mix .............          4,169          4,172          4,248          4,152          4,019          4,059          4,045

Medicaid ................          8,499          8,373          8,251          8,427          8,485          8,358          8,415
                                --------       --------       --------       --------       --------       --------       --------
 Total ..................         12,668         12,545         12,499         12,579         12,504         12,417         12,460
                                ========       ========       ========       ========       ========       ========       ========

All Nursing and Assisted Living Facilities - Occupancy and Number of Facilities Under Operation

         Below are tables setting forth occupancy percentages, ADC and operational resident capacity for the three months ended September 30, 2004 and 2003.

  All Facilities:

         The below table is for all our nursing and assisted living facilities in total:


                                                 OCCUPANCY                                               OPERATIONAL RESIDENT
                                                 PERCENTAGE                        ADC                         CAPACITY
                                          ------------------------        -----------------------    ------------------------------
                                            2004            2003            2004           2003           2004           2003
                                          --------        --------        --------       --------       --------       --------
Nursing ...........................           92.1%           91.6%         13,103         12,915         14,220         14,099
Assisted Living:
     Mature facilities ............           85.2%           86.3%          1,314          1,407          1,542          1,631
     Developmental facilities .....           60.4%           97.1%            111             95            184             98
                                          --------        --------        --------       --------       --------       --------
     Total Assisted Living ........           82.5%           86.9%          1,425          1,502          1,726          1,729
                                          --------        --------        --------       --------       --------       --------
Nursing and Assisted Living .......           91.1%           91.1%         14,528         14,417         15,946         15,828
                                          ========        ========        ========       ========       ========       ========

         Due to our expansion and development plans which involve both new assisted living facilities and the expansion of existing facilities, the occupancy and ADC information is split between mature and developmental facilities. Mature facilities are those which have been operational for 12 months; and developmental facilities include either facilities which have undergone additions or have opened within the past 12 months.

         Same Facility Basis:

         The below table is for all of our nursing and assisted living facilities on a same facility basis:

                                                    OCCUPANCY                                              OPERATIONAL RESIDENT
                                                    PERCENTAGE                        ADC                        CAPACITY
                                            ------------------------        -----------------------       -----------------------
                                              2004            2003            2004           2003           2004           2003
                                            --------        --------        --------       --------       --------       --------
Nursing ................................        92.6%           91.5%         12,668         12,504         13,686         13,667
Assisted Living:
     Mature facilities .................        84.4%           85.7%          1,198          1,243          1,420          1,450
     Developmental facilities ..........        67.4%           97.1%             97             95            144             98
                                            --------        --------        --------       --------       --------       --------
     Total Assisted Living .............        82.8%           86.4%          1,295          1,338          1,564          1,548
                                            --------        --------        --------       --------       --------       --------
Nursing and Assisted Living ............        91.6%           91.0%         13,963         13,842         15,250         15,215
                                            ========        ========        ========       ========       ========       ========

         On a same-facility basis, occupancy percentages decreased within the assisted living facilities to 82.8% for the three months ended September 30, 2004 from 86.4% in the comparable 2003 period. The decrease in occupancy percentage within the assisted living facilities was primarily due to the opening in 2004 of several new wings at certain of the facilities that were not yet fully occupied as of September 30, 2004. However, mature facilities also had a softening in census.

         The following table sets forth, for each quarter in 2004 and 2003, the ADC for all of our nursing and assisted living facilities presented on a same-facility basis:

                                                       2004                                             2003
                                      ---------------------------------------   ---------------------------------------------------
                                           3RD          2ND           1ST            4TH          3RD           2ND          1ST
                                      -----------   -----------   -----------   -----------   -----------   -----------   ---------
Nursing ...........................        12,668        12,545        12,499        12,579        12,504        12,417      12,460
Assisted Living ...................         1,295         1,322         1,328         1,335         1,338         1,316       1,335
                                      -----------   -----------   -----------   -----------   -----------   -----------   ---------

Nursing and Assisted Living .......        13,963        13,867        13,827        13,914        13,842        13,733      13,795
                                      ===========   ===========   ===========   ===========   ===========   ===========   =========


         Below are tables setting forth occupancy percentages, ADC and operational resident capacity for the nine months ended September 30, 2004 and 2003.

         All Facilities:

         The below table is for all our nursing and assisted living facilities in total:

                                            OCCUPANCY                                        OPERATIONAL RESIDENT
                                            PERCENTAGE                    ADC                     CAPACITY
                                       2004          2003          2004         2003         2004         2003
                                    ----------    ----------    ----------   ----------   ----------   ----------
Nursing .........................         91.6%         91.4%       13,050       12,873       14,242       14,088
Assisted Living:
     Mature facilities ..........         86.3%         85.4%        1,367        1,401        1,584        1,641
     Developmental facilities ...         68.4%         96.5%          102           94          149           98
                                    ----------    ----------    ----------   ----------   ----------   ----------
     Total Assisted Living ......         84.8%         86.0%        1,469        1,495        1,733        1,739
                                    ----------    ----------    ----------   ----------   ----------   ----------

Nursing and Assisted Living .....         90.9%         90.8%       14,519       14,368       15,975       15,827
                                    ==========    ==========    ==========   ==========   ==========   ==========

         Same Facility Basis:

         The below table is for all of our nursing and assisted living facilities on a same facility basis:

                                              OCCUPANCY                                             OPERATIONAL RESIDENT
                                             PERCENTAGE                        ADC                        CAPACITY
                                       2004            2003             2004          2003           2004           2003
                                   ------------    ------------    ------------   ------------   ------------   ------------
Nursing ........................           91.9%           91.2%         12,571         12,460         13,683         13,656
Assisted Living:
     Mature facilities .........           85.7%           84.6%          1,219          1,235          1,422          1,460
     Developmental facilities ..           75.6%           96.5%             96             95            127             98
                                   ------------    ------------    ------------   ------------   ------------   ------------
     Total Assisted Living .....           84.9%           85.3%          1,315          1,330          1,549          1,558
                                   ------------    ------------    ------------   ------------   ------------   ------------
Nursing and Assisted Living ....           91.2%           90.6%         13,886         13,790         15,232         15,214
                                   ============    ============    ============   ============   ============   ============

         On a same-facility basis, occupancy percentages decreased within the assisted living facilities to 84.9% for the nine months ended September 30, 2004 from 85.3% in the comparable 2003 period. The decrease in occupancy percentage within the assisted living facilities was primarily due to the opening in 2004 of several new wings at certain of the facilities that were not yet fully occupied as of September 30, 2004.

         The following table sets forth the number of facilities under operation.

                                               AS OF           AS OF
                                            SEPTEMBER 30,   DECEMBER 31,
                                                2004           2003
                                           -------------   -------------
Percent of facilities owned ............            94.2%           93.7%
Number of facilities under operation ...             173             174


Skilled Nursing Facilities - Average Revenue per Resident Day by Payor Source

         The following table sets forth the average nursing revenue per resident day by payor source, including ancillary revenue and the impact of prior year revenue adjustments

                                              THREE MONTHS                     NINE MONTHS
                                              ENDED SEPT. 30                  ENDED SEPT. 30
                                          2004             2003            2004            2003
                                      -------------   -------------   -------------   -------------
Medicare (Part A and Part B) ......   $      356.88   $      311.82   $      353.68   $      317.36
Private and other .................   $      192.36   $      185.29   $      191.59   $      183.71
Medicaid ..........................   $      145.17   $      135.87   $      139.26   $      132.18
                                      -------------   -------------   -------------   -------------
    Total .........................   $      187.02   $      171.13   $      183.45   $      169.50
                                      =============   =============   =============   =============

         During the 2004 quarter, we recorded favorable prior year Medicaid adjustments of $2.0 million and favorable Medicaid adjustments of $2.6 million pertaining to the six months ended June 30, 2004, both relating to retroactive adjustment of rates. During the 2003 quarter, we recorded negative prior period Medicare revenue adjustments of $2.2 million for a provision made pertaining to individual claims in dispute with the FI for the cost report years 1996 through1998, partially offset by favorable prior period Medicaid revenue adjustments of $1.9 million.

         During the nine months ended September 30, 2004, we recorded favorable prior period Medicaid revenue adjustments of $3.3 million pursuant to the settlement of state cost reports and retroactive adjustment of rates. During the comparable 2003 period, we recorded favorable prior period Medicaid revenue adjustments of $4.5 million, which included a recovery of $3.4 million in Medicaid revenues resulting from a favorable court decision in the State of Ohio relating to the recovery of alleged government overpayments for adjudicated Medicaid cost report periods and negative prior period Medicare revenue adjustments of $2.2 million for a provision made pertaining to individual claims in dispute with the FI for the cost report years 1996 through 1998.

         The following table sets forth the average revenue rate by payor source, excluding the above-mentioned revenue adjustments, and the percentage changes between years. In addition, the Medicare - Part A rate is also reported.

                                                     THREE MONTHS                                   NINE MONTHS
                                                   ENDED SEPTEMBER 30                            ENDED SEPTEMBER 30
                                  ---------------------------------------------    ---------------------------------------------
                                       2004            2003           CHANGE            2004            2003           CHANGE
                                  -------------   -------------   -------------    -------------   -------------   -------------
Medicare (Part A and Part B) ..   $      356.88   $      323.96            10.2%   $      353.68   $      321.43            10.0%
Private and other .............   $      192.36   $      185.29             3.8%   $      191.59   $      183.71             4.3%
Medicaid ......................   $      139.50   $      133.46             4.5%   $      137.86   $      130.29             5.8%
                                  -------------   -------------   -------------    -------------   -------------   -------------
    Total .....................   $      183.21   $      171.35             6.9%   $      182.51   $      168.86             8.1%
                                  =============   =============   =============    =============   =============   =============
Medicare Part A only ..........   $      322.86   $      294.12             9.8%   $      321.73   $      292.93             9.8%

         The Medicare rate increased 10.0% in the 2004 period compared to the 2003 period, of which 6.26% was the result of the October 2003 Medicare rate increase that included an Administrative Fix of 3.26%. The balance of the increase is attributable to an increase in the acuity and level of rehabilitative residents admitted.

EBITDA and EBITDA Percentage

         The following table sets forth a reconciliation of net income before taxes and EBITDA.

                                                                   THREE MONTHS                     NINE MONTHS
                                                                ENDED SEPTEMBER 30               ENDED SEPTEMBER 30
                                                          -----------------------------    -----------------------------
                                                               2004            2003            2004             2003
                                                          -------------   -------------    -------------   -------------
                                                                             (DOLLARS IN THOUSANDS)
Net income before income taxes ........................   $     16,749    $       8,999    $      45,858   $      19,801
Add (deduct):
  Depreciation and amortization .......................           8,805           9,409           26,317          27,719
  Interest expense, net ...............................           4,750           7,837           15,719          23,557
 Valuation adjustment on interest rate caps ...........           2,030            (225)           6,423              (9)
  Loss (gain) on disposal of assets and
    impairment of long-lived assets ...................           4,573              --            1,716              --
  Loss on refinancing and retirement of debt ..........             152              --            6,484              --
                                                          -------------   -------------    -------------   -------------

EBITDA ................................................   $     37,059    $      26,020    $     102,517   $      71,068
                                                          =============   =============    =============   =============

         The following table sets forth the calculations of EBITDA percentages:

                                                             THREE MONTHS                      NINE MONTHS
                                                          ENDED SEPTEMBER 30                ENDED SEPTEMBER 30
                                                     ---------------------------       ---------------------------
                                                         2004             2003            2004              2003
                                                     ------------      ---------       ----------       ----------
                                                                       (DOLLARS IN THOUSANDS)
EBITDA......................................         $     37,059      $  26,020       $  102,517       $   71,068
Revenues....................................         $    242,429      $ 220,030       $  707,258       $  644,714

EBITDA as percentage of total revenues......                 15.3%          11.8%            14.5%            11.0%

         EBITDA, as a percentage of total revenues, increased to 15.3% in the 2004 quarter from 11.8% in the 2003 quarter and to 14.5% in the 2004 period from 11.0% in the 2003 period. The increase was attributable to the improvement in Medicare census and reductions in certain operating costs as a percentage of revenues, primarily wages and benefits, and prior period Medicaid revenue rate adjustments.

          In the 2004 quarter, we recorded favorable prior year Medicaid revenue adjustments of $2.0 million and favorable Medicaid revenue adjustments relating to the six months ended June 30, 2004 of $2.6 million. In the 2003 quarter, we recorded negative prior year Medicare revenue adjustments of $2.2 million, offset by favorable Medicaid revenue adjustments of $1.9 million. Exclusive of these adjustments, EBITDA as a percentage of total revenue was 13.6% in the 2004 quarter compared to 11.9% in the 2003 quarter. For the 2004 quarter, the $1.6 million effect of the Lakeside post-transfer working capital provision and net loss before lease costs, depreciation, interest and income taxes, net of rental income received, was to decrease EBITDA as a percentage of total revenues by 0.8%.

         In the 2004 period, we recorded favorable prior year Medicaid revenue adjustments of $3.4 million. In the 2003 period, we recorded favorable Medicaid revenue adjustments of $4.5 million, offset by negative prior year Medicare revenue adjustments of $2.2 million. Exclusive of these adjustments, EBITDA as a percentage of total revenue was 14.1% in the 2004 period compared to 10.7% in the 2003 period. For the 2004 period, the $2.1 million effect of the Lakeside post-transfer working capital advance provision and net loss before lease costs, depreciation, interest and income taxes, net of the rental income received, was to decrease EBITDA as a percentage of total revenues by 0.5%.

RESULTS FROM OPERATIONS

         The following table sets forth details of our revenues and earnings as a percentage of total revenues:

                                                                   THREE MONTHS                    NINE MONTHS
                                                                ENDED SEPTEMBER 30              ENDED SEPTEMBER 30
                                                          ----------------------------     ----------------------------
                                                              2004             2003            2004            2003
                                                          ------------    ------------     ------------    ------------
Revenues

  Nursing and assisted living facilities ..............           96.9%           96.7%            96.9%           96.8%
  Outpatient therapy ..................................            1.2             1.4              1.2             1.3
  Other ...............................................            1.9             1.9              1.9             1.9
                                                          ------------    ------------     ------------    ------------
                                                                 100.0           100.0            100.0           100.0
Operating and general and administrative costs ........           83.8            87.1             84.6            87.9
Lease costs, depreciation and amortization ............            4.6             5.3              4.7             5.4
Interest expense, net .................................            2.0             3.6              2.2             3.7
Valuation adjustment on interest rate cap .............            0.8            (0.1)             0.9              --
Loss (gain) on disposal of assets and impairment
     of long-lived assets .............................            1.8              --              0.2              --

Loss on refinancing and retirement of debt ............            0.1              --              0.9              --
                                                          ------------    ------------     ------------    ------------
Earnings before income taxes ..........................            6.9             4.1              6.5             3.0
Income tax expense ....................................            2.6             1.6              2.4             1.2
                                                          ------------    ------------     ------------    ------------
Net earnings ..........................................            4.3%            2.5%             4.1%            1.8%
                                                          ============    ============     ============    ============


THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2003

REVENUES

         Revenues in the three months ended September 30, 2004, or 2004 quarter, increased $22.4 million, or 10.2%, to $242.4 million from $220.0 million in the three months ended September 30, 2003, or 2003 quarter. Outpatient therapy and other revenues increased by $0.2 million in the 2004 quarter due to increased rental revenue from our leased Florida facilities and consulting revenues from new contracts.

         Revenues from nursing and assisted living facilities increased $22.2 million in the 2004 quarter compared to the 2003 quarter, including $0.2 million as a result of the acquisition of a nursing facility in Wisconsin on December 31, 2003, a newly-constructed assisted living facility completed in May 2004 in Wisconsin, and the acquisition of four nursing facilities in Indiana in June 2004, partially offset by the sale of the facilities in Arkansas in August 2004 and the transfer to a third party of the operations of a nursing facility in Wisconsin in August 2004. Revenues from nursing and assisted living facilities on a same facility basis increased $22.0 million, or 10.4% in the 2004 quarter. This increase was attributable to the following:

                                                                                                      DOLLARS IN
                                                                                                       MILLIONS
                                                                                                      ----------
o        a 4.8% increase (excluding prior year adjustments) in the average daily nursing Medicaid rate (which included cost-offset funding as a result
         of increased state assessments and bed taxes of $1.2 million)........................          $  5.0
o        an increase in Medicare revenues due to the 6.26% Medicare Part A rate
         increase effective October 1, 2003...................................................             3.6
o        an increase in Medicare residents from 15.2% of total in the 2003 quarter to
         16.2% in the 2004 quarter............................................................             2.1
o        an increase in nursing resident ADC from 12,460 in the 2003 quarter to
         12,571 in the 2004 quarter...........................................................             2.1
o        an increase in nursing ancillary revenues............................................             1.7
o        an increase in Medicare revenues due to the improvement in RUGs mix and
         other factors........................................................................             1.5
o        increases in other average daily nursing rates.......................................             1.0
o        an increase in assisted living revenues due to increased occupancy and higher rates..             0.1
                                                                                                        ------
                                                                                                          17.1

These increases were adjusted by:

o        Medicaid rate adjustments relating to the six months ended June 30, 2004.............             2.6
o        Favorable prior year revenue adjustments of $2.0 million recorded in the 2004 quarter compared to net unfavorable prior year adjustments of
         $0.3 million recorded in the 2003 quarter............................................             2.3
                                                                                                        ------

Total increase in revenues from same facility nursing and assisted living centers.............          $ 22.0
                                                                                                        ======


OPERATING AND GENERAL AND ADMINISTRATIVE COSTS

         Operating and general and administrative costs increased $11.4 million, or 6.0%, in the 2004 quarter compared to the 2003 quarter, including $1.0 million as a result of the acquisition of a nursing facility in Wisconsin on December 31, 2003, the newly-constructed assisted living facility completed in May 2004 in Wisconsin, and the acquisition of four nursing facilities in Indiana in June 2004, partially offset by the sale of the facilities in Arkansas in August 2004 and the transfer to a third party of the operations of a nursing facility in Wisconsin in August 2004. Operating and general and administrative costs on a same facility basis increased $10.4 million, or 5.6%. This increase was attributable to the following:

                                                                                                      DOLLARS IN
                                                                                                       MILLIONS
                                                                                                      ----------
o        wages, benefits and contracted staffing, which included an average wage
         rate increase of 3.0%................................................................          $  9.0
o        state assessments and bed taxes......................................................             1.2
o        drug expense due to higher resident census, Medicare mix and drug prices.............             1.2
o        other operating and administrative expenses .........................................            (1.0)
                                                                                                        ------

Total increase in same facility operating and general and administrative costs................          $ 10.4
                                                                                                        ======

LEASE COSTS, DEPRECIATION AND AMORTIZATION

         Lease costs decreased $0.1 million to $2.2 million when comparing the 2004 quarter to the 2003 quarter. Depreciation and amortization decreased $0.6 million to $8.8 million in the 2004 quarter compared to $9.4 million in the 2003 quarter due to the discontinuation of depreciation on assets held for divestiture as of January 1, 2004.

INTEREST EXPENSE, NET

         Interest expense, net of interest income, decreased $3.1 million to $4.7 million for the 2004 quarter compared to $7.8 million for the 2003 quarter. The weighted average interest rate of all long-term debt decreased to approximately 5.99% during the 2004 quarter compared to approximately 7.61% during the 2003 quarter. Interest income was $0.5 million lower in the 2004 quarter than in the 2003 quarter primarily due to the collection of notes receivable in February 2004. The average debt level decreased to $295.5 million during the 2004 quarter compared to $397.2 million during the 2003 quarter.

VALUATION ADJUSTMENT ON INTEREST RATE CAPS

         The valuation adjustment on interest rate caps was expense of $2.0 million for the 2004 quarter compared to income of $0.2 million in the 2003 quarter. The value of the caps decreased in the 2004 quarter due to a decrease in long-term market interest rates and a decrease in the volatility of projected future six-month LIBOR interest rates. The valuation adjustment on the interest rate caps, formerly included in interest income, was reclassified to a separate line on the income statement.

GAIN (LOSS) ON DISPOSAL OF ASSETS AND IMPAIRMENT OF LONG-LIVED ASSETS

         Loss on disposal of assets was $4.6 million for the 2004 quarter. The loss on the write-off of the Omnicare warrant in September 2004 was $4.0 million. The sale of our Arkansas facilities for $6.1 million resulted in a loss of $0.6 million in August 2004.

LOSS ON REFINANCING AND RETIREMENT OF DEBT

         Loss on refinancing and retirement of debt in the 2004 quarter of $0.2 million was due to the extinguishment in August 2004 of an Industrial Development Revenue Bond totaling $9.5 million.

INCOME TAXES

         Income tax expense for the 2004 quarter was $7.8 million compared to $3.6 million for the 2003 quarter. Our effective tax rate was 37.5% for the 2004 quarter compared to 40.0% for the 2003 quarter. The decrease in the effective tax rate resulted from current and prior year state deferred income tax benefits and the impact of permanent items between the two years. When we assess the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and record a valuation allowance, if required. The ultimate realization of deferred tax assets depends upon us generating future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies when we make this assessment.

NET EARNINGS

         Net earnings for the 2004 quarter were $10.5 million compared to $5.4 million for the 2003 quarter. The improvement in net earnings was due to the reasons described herein.

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

         Extendicare held $27.9 million of the 2007 Notes prior the refinancing. Pursuant to the tender offer, in May 2004 the 2007 Notes held by Extendicare were redeemed for approximately $28.8 million in cash. Subsequently in May 2004, Extendicare purchased at market value all of our 125,000 common share investment in Omnicare, for $4.9 million in cash, which resulted in a gain of $0.9 million. In addition, Extendicare advanced through our parent company $22.9 million, of which $14.0 million was through an affiliate. As a result, as of September 30, 2004, we owed $19.8 million to our shareholder and an affiliate.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2003

REVENUES

         Revenues in the nine months ended September 30, 2004, or 2004 period, increased $62.6 million, or 9.7%, to $707.3 million from $644.7 million in the nine months ended September 30, 2003, or 2003 period. Outpatient therapy and other revenues increased by $1.3 million in the 2004 period due to increased lease revenue and management and consulting revenue.

         Revenues from nursing and assisted living facilities increased $61.3 million in the 2004 period compared to the 2003 period, including $3.5 million as a result of the acquisition of a nursing facility in Wisconsin on December 31, 2003, the newly-constructed assisted living facility completed in May 2004 in Wisconsin, and the acquisition of four nursing facilities in Indiana in June 2004, partially offset by the sale of the facilities in Arkansas in August 2004 and the transfer to a third party of the operations of a nursing facility in Wisconsin in August 2004. Revenues from nursing and assisted living facilities on a same facility basis increased $57.8 million, or 9.6% in the 2004 period. This increase was attributable to the following:

                                                                                                                 DOLLARS IN
                                                                                                                  MILLIONS
                                                                                                                 ----------
o        a 5.8% increase (excluding prior year adjustments) in the average daily nursing Medicaid rate (which included cost-offset funding as a result
         of increased state assessments and bed taxes of $4.5 million)...................................        $  17.3
o        an increase in Medicare revenues due to the 6.26% Medicare Part A rate
         increase effective October 1, 2003..............................................................           10.9
o        an increase in Medicare residents from 15.4% of total in the 2003
         period to 16.7% in the 2004 period..............................................................            7.8
o        an increase in Medicare revenues due to the improvement in RUGs mix and
         other factors...................................................................................            5.9
o        an increase in nursing ancillary revenues.......................................................            4.2
o        a increase in nursing resident ADC census from 12,460 in the 2003 period to 12,571
         in the 2004 period..............................................................................            3.8
o        increases in other average daily nursing rates..................................................            3.7
o        increase due to one extra day in the 2004 period................................................            2.1
o        an increase in assisted living revenues due to increased occupancy and higher rates.............            1.1
                                                                                                                  ------
                                                                                                                    56.8

These increases were offset by:

o        favorable prior year revenue adjustments recorded in the 2004 period of
         $3.3 million compared to favorable prior year revenue adjustments of
         $2.3 million recorded in the 2003 period, which included a recovery of
         $3.4 million in Medicaid revenues relating to the outcome of a
         favorable court decision in the State of Ohio...................................................            1.0
                                                                                                                  ------

Total increase in revenues from same facility nursing and assisted living centers........................         $ 57.8
                                                                                                                  ======

OPERATING AND GENERAL AND ADMINISTRATIVE COSTS

         Operating and general and administrative costs increased $31.2 million, or 5.5%, in the 2004 period compared to the 2003 period, including $4.9 million as a result of the acquisition of a nursing facility in Wisconsin on December 31, 2003, the newly-constructed assisted living facility completed in May 2004 in Wisconsin, and the acquisition of four nursing facilities in Indiana in June 2004, partially offset by the sale of the facilities in Arkansas in August 2004 and the transfer to a third party of the operations of a nursing facility in Wisconsin in August 2004. Operating and general and administrative costs on a same facility basis increased $26.3 million, or 4.8%. This increase was attributable to the following:


                                                                                                                 DOLLARS IN
                                                                                                                  MILLIONS
                                                                                                                 ----------
o        wages, benefits and contracted staffing, which included an average wage
         rate increase of 3.9%...........................................................................         $ 16.9

o        state assessments and bed taxes.................................................................            4.5

o        drug expense due to higher resident census, Medicare mix and drug prices........................            3.9

o        other operating and administrative expenses.....................................................            1.0
                                                                                                                  ------
Total increase in same facility operating and general and administrative costs...........................         $ 26.3
                                                                                                                  ======

LEASE COSTS, DEPRECIATION AND AMORTIZATION

         Lease costs decreased $0.1 million to $6.7 million when comparing the 2004 period to the 2003 period. Depreciation and amortization decreased $1.4 million to $26.3 million in the 2004 period compared to $27.7 million in the 2003 period. This decrease included a decrease of $1.9 million as a result of the discontinuation of depreciation on assets held for divestiture as of January 1, 2004, which was offset by an increase of $0.5 million from other items.

INTEREST EXPENSE, NET

         Interest expense, net of interest income, decreased $7.9 million to $15.7 million for the 2004 period compared to $23.6 million for the 2003 period. The weighted average interest rate of all long-term debt decreased to approximately 6.88% during the 2004 period compared to approximately 7.77% during the 2003 period. Interest income was $2.1 million higher in the 2004 period than in the 2003 period primarily due to $2.6 million in interest income from Greystone that resulted from the completion of the Divestiture Agreement. The average debt level decreased to $345.9 million during the 2004 period compared to $397.7 million during the 2003 period.

VALUATION ADJUSTMENT ON INTEREST RATE CAPS

         The valuation adjustment on interest rate caps was $6.4 million for the 2004 period while there was virtually no change in the 2003 period. The value of the caps decreased in the 2004 period due to a decrease in long-term market interest rates and a decrease in the volatility of projected future six-month LIBOR interest rates. The valuation adjustment on the interest rate caps, formerly included in interest income, has been reclassified to a separate line on the income statement.

GAIN (LOSS) ON DISPOSAL OF ASSETS AND IMPAIRMENT OF LONG-LIVED ASSETS

         Loss on disposal of assets was $1.7 million for the 2004 period. The write-off of the Omnicare stock warrant in September 2004 resulted in a loss of $4.0 million. In addition, the prepayment of notes receivable from Tandem at a discount resulted in a loss of $1.3 million, the sale of the Arkansas facilities resulted in a loss of $0.6 million, and the impairment of long-lived assets resulted in a loss of $1.6 million. These losses were offset by the completion in June 2004 of the September 2000 Divestiture Agreement with Greystone resulted in cash proceeds of $10.0 million from a Vendor Take Back note and a gain of $4.9 million and the sale, at market value to Extendicare, of our 125,000 shares of Omnicare stock for $4.9 million in cash resulted in a gain of $0.9 million.

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

LOSS ON REFINANCING AND RETIREMENT OF DEBT

         Loss on refinancing and retirement of debt was $6.5 million for the 2004 period. This loss included a loss of $9.3 million on the early retirement of the 2007 Notes and losses totaling $0.5 million on the early retirement of Industrial Development Revenue Bonds. Refer to "Significant Events and Developments" for the component costs of the refinancing of the 2007 Notes. These losses were offset by a $3.3 million gain on termination of the interest rate swap and cap. The interest rate swap and cap maturing in 2007 were terminated due to the early retirement of the 2007 Notes.

INCOME TAXES

         Income tax expense for the 2004 period was $18.7 million compared to $7.9 million for the 2003 period. Our effective tax rate was 37.6% for the 2004 period compared to 40.1% for the 2003 period. The decrease in the effective tax rate resulted from current and prior year state deferred income tax benefits and the impact of permanent items between the two years. When we assess the realizability of deferred tax assets we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and record a valuation allowance, if required. The ultimate realization of deferred tax assets depends upon us generating future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies when we make this assessment.

NET EARNINGS

         Net earnings for the 2004 period were $28.6 million compared to $11.9 million for the 2003 period. The improvement in net earnings was due to the reasons described herein.

RELATED PARTY TRANSACTIONS

         We insure certain risks, including comprehensive general liability, property coverage, excess workers' compensation and employer's liability insurance, with Laurier Indemnity Company and Laurier Indemnity Ltd., affiliated insurance subsidiaries of Extendicare. We recorded approximately $8.1 million and $8.0 million of expenses for this purpose for the 2004 period and 2003 period, respectively. Also, for the 2004 period, we recorded a credit to expense of $1.0 million relating to prior year workers' compensation policies with Laurier Indemnity Company.

         We purchase computer hardware and software support services from Virtual Care Provider, Inc., an affiliated subsidiary of Extendicare. Expenses related to these services were $3.6 million and $5.2 million for the 2004 period and 2003 period, respectively.

         Extendicare held $27.9 million of the 2007 Notes prior the refinancing. Pursuant to our tender offer, in May 2004 the 2007 Notes held by Extendicare were redeemed for approximately $28.8 million in cash. Subsequently in May 2004, Extendicare purchased at market value all of our 125,000 common share investment in Omnicare, for $4.9 million in cash, which resulted in a gain of $0.9 million. In addition, Extendicare advanced through our parent company $22.9 million, of which $14.0 million was through an affiliate. As a result, as of September 30, 2004, we owe $19.8 million to our shareholder and an affiliate.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES AND USES OF CASH

         We had cash and cash equivalents of $29.1 million at September 30, 2004 and $48.9 million at December 31, 2003. We generated cash flow of $66.8 million from operating activities for the 2004 period compared with $35.3 million in the 2003 period. We provided cash flow of $4.2 million from investing activities in the 2004 period compared to $15.0 million used in investing activities in the 2003 period. We used cash flow of $90.7 million for financing activities in the 2004 period compared to $1.8 million used in financing activities in the 2003 period.

         The increase in cash flow from operating activities of $31.5 million in the 2004 period compared to the 2003 period was primarily due to an improvement in earnings, the collection in the 2004 period of $12.4 million of Medicare settlement receivables, a reduction of $2.1 million in payments for self-insured liabilities and an increase of $10.4 million in amounts due to shareholder and affiliates.

         Our working capital decreased $30.0 million from $55.8 million at December 31, 2003 to $25.8 million at September 30, 2004. Working capital decreased primarily due to the $100.6 million reduction in long-term debt from $392.9 million at December 31, 2003 to $292.3 million as of September 30, 2004, which was offset by cash flow from operating activities.

         Accounts receivable at September 30, 2004 were $102.7 million compared with $95.3 million at December 31, 2003, representing an increase of $7.4 million. The increase in accounts receivable included a $7.3 million increase within the nursing operations and an increase of $0.1 million in outpatient therapy receivables. Within the nursing operations, billed patient care and other receivables increased $2.2 million and third-party payor settlement receivables increased $5.1 million.

         The increase in settlement receivables of $5.1 million from December 31, 2003 to September 30, 2004 included increases of $12.5 million from the reclassification of settlement receivables from other long-term assets to accounts receivables, $9.3 million relating to revenue in the 2004 period for anticipated Medicare reimbursement for uncollectible co-insurance and $3.0 million from Medicaid cost report settlements and other items. These increases were partially offset by decreases of $12.6 million from the collection of Medicare settlements and $7.1 million from the collection of Medicare co-insurance amounts.

         Property and equipment was unchanged at $448.7 million from December 31, 2003 to September 30, 2004. Property and equipment increased due to normal capital expenditures of $18.0 million, $9.3 million from new construction projects, $1.5 million from the February 2004 acquisition of a previously-leased nursing facility in Washington and $5.0 million from the June 2004 acquisition of four nursing facilities in Indiana. These increases were offset by depreciation expense of $25.5 million, a provision for impairment of long-lived assets of $1.6 million, a decrease of $6.1 million resulting from the sale of the Arkansas facilities and other items of $0.6 million.

         Total long-term debt, including both current and long-term maturities of debt, was $292.3 million at September 30, 2004. This represents a decrease of $100.6 million from December 31, 2003, including (1) a decrease of $200 million due to the prepayment of the 2007 Notes, (2) an increase of $121.9 million due to the sale and issuance of the 2014 Notes, and (3) a decrease of $22.5 million due to the prepayment of Industrial Development Revenue Bonds.

         Cash provided by investing activities was $4.2 million for the 2004 period compared to cash used in investing activities of $15.0 million for the 2003 period. The increase was due to proceeds in 2004 of (1) $10.0 million from the completion of the sale of nursing facilities to Greystone, (2) $4.9 million from sale of Omnicare shares to Extendicare, (3) $20.6 million from collection of note receivables due from Tandem, and (4) $4.9 million from the sale of the Arkansas facilities. These items were partially offset by increases in expenditures in the 2004 period compared to the 2003 period of (1) $6.5 million for acquisitions, (2) $8.0 million for new construction projects, (3) $3.6 million in purchases of property and equipment, and (4) an increase in other non-current assets of $3.1 million.

         Cash used in financing activities was $90.7 million for the 2004 period compared to $1.8 million for the comparable 2003 period. The change of $88.9 million primarily related to the long-term debt transactions discussed herein plus the payments of fees and expenses relating to those transactions, partially offset by advances from our shareholder and an affiliate of $22.9 million.

DEBT INSTRUMENTS

Summary of Long-term Debt

         Long-term debt consisted of the following as of September 30, 2004 and December 31, 2003:

                                                                    SEPTEMBER 30,    DECEMBER 31
                                                                        2004             2003
                                                                    -------------   -------------
                                                                        (DOLLARS IN THOUSANDS)
9.50% Senior Notes due 2010 .....................................   $     149,704   $     149,676
6.875% Senior Subordinated Notes due 2014 .......................         121,966              --
9.35% Senior Subordinated Notes due 2007 ........................              --         200,000
Industrial Development Revenue Bonds, variable interest
   rates ranging from 1.67% to 6.25%, maturing through
   2014, secured by certain facilities...........................          10,660          33,160

Mortgage notes payable, interest rates ranging from 3.0% to
   10.5%, maturing through 2012 .................................           9,912          10,054
Other, primarily capital lease obligations ......................              15              28
                                                                    -------------   -------------
Long-term debt before current maturities ........................         292,257         392,918
Less current maturities .........................................             925           1,223
                                                                    -------------   -------------
Total long-term debt ............................................   $     291,332   $     391,695
                                                                    =============   =============

         The weighted average interest rate of all of our long-term debt (including the effects of the interest rate swap and cap agreements discussed below) was 5.92% and 7.52% as of September 30, 2004 and December 31, 2003, respectively. Our long-term debt instruments have maturities ranging from 2004 to 2014.

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

2014 Notes

         On April 22, 2004, we sold and issued $125 million aggregate principal amount of the 2014 Notes pursuant to Rule 144A and Regulation S under the Securities Act. The 2014 Notes were issued at a price of 97.5001% of par to yield 7.23%. The net proceeds from the issuance of the 2014 Notes were approximately $117.4 million, net of a discount of $3.1 million and fees and expenses of $4.5 million. We used these net proceeds, along with cash on hand and borrowings under our amended and restated credit facility described below to purchase for cash the 2007 Notes, validly tendered in the tender offer, to redeem the 2007 Notes not tendered in the tender offer prior to May 24, 2004 and to pay related fees and expenses of the tender offer and redemption. In August 2004, we completed our offer to exchange new 6.875% Senior Subordinated Notes due 2014 that have been registered under the Securities Act for the Senior Subordinated Notes issued in April 2004. The terms of the new 2014 Notes are identical to the terms of the 2014 Notes issues in April 2004.

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

         On or after May 1, 2009, we may redeem all or part of the 2014 Notes at the redemption prices (expressed as percentages of principal amount) listed below, plus accrued and unpaid interest, if any, to the date of redemption, if redeemed during the twelve-month period commencing on May 1 of the years set forth below:

             YEAR                         REDEMPTION PRICE
             ----                         ----------------
2009...........................               103.438%
2010...........................               102.292%
2011...........................               101.146%
2012 and thereafter............               100.000%

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

         As of September 30, 2004 and December 31, 2003, the Company had no borrowings under the credit facility. The unused portion of the credit facility that is available for working capital and corporate purposes, after reduction for outstanding letters of credit of $23.9 million, was $131.1 million as of September 30, 2004.

         The credit facility is secured by a perfected, first priority security interest in certain tangible and intangible assets and all of our capital stock and the capital stock of our subsidiary guarantors. The credit facility is also secured by a pledge of 65% of the voting stock of our foreign subsidiaries, including our subsidiary guarantor's foreign subsidiaries, if any. The credit facility contains customary covenants and events of default and is subject to various mandatory prepayment and commitment reductions. We are permitted to make voluntary prepayments at any time under the credit facility.

         The credit facility requires that we comply with various financial covenants, including fixed charge coverage, debt leverage, and tangible net worth ratios. We are in compliance with all of the financial covenants as of September 30, 2004.

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

Cash Management

         As of September 30, 2004, we held cash and cash equivalents of $29.1 million. The majority of excess cash is held in overnight investments and Certificates of Deposit, or CDs, that are invested for periods of less than 90 days. We forecast on a regular basis monthly cash flows to determine the investment periods of CDs and monitor daily the incoming and outgoing expenditures to ensure available cash is invested on a daily basis.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

         We believe that our cash from operations and anticipated growth, together with other available sources of liquidity, including borrowings available under our credit facility, will be sufficient for the foreseeable future to fund anticipated capital expenditures and make required payments of principal and interest on our debt.

         During the 2004 period, we completed four construction projects for a total cost of $10.0 million. We have 11 additional construction projects in progress to add 18 nursing beds and 366 assisted living units to be completed in 2005 and 2006 at a total approximate cost of $42.0 million. Total costs incurred through September 30, 2004 on these projects are approximately $3.8 million and purchase commitments of $18.1 million are outstanding.

         At September 30, 2004, we have an accrued liability for settlement of self-insured liabilities of $38.6 million in respect of general and professional liability claims. Claim payments were $11.4 million and $13.5 million for the nine months ended September 30, 2004 and 2003, respectively. The accrual for self-insured liabilities includes estimates of the cost of both reported claims and claims incurred but not yet reported. We exited the nursing facility markets of the highly litigious States of Florida and Texas in 2000 and 2001, respectively. As a result, accruals for general and professional liabilities have declined significantly from the 2001 level. We estimate that $18.0 million of the total $38.6 million liability will be paid within the next fiscal year. The timing of payments is not directly within our control, and, therefore, estimates are subject to change in the future. We believe we have provided sufficient provisions as of September 30, 2004.

CONTRACTUAL OBLIGATIONS

         Set forth below is a table showing the estimated timing of payments under our contractual obligations as of September 30, 2004:

                                                   PAYMENTS DUE BY PERIOD
                                 ----------------------------------------------------------
                                              LESS THAN                          MORE THAN
CONTRACTUAL OBLIGATIONS             TOTAL       1 YEAR   1-3 YEARS   3-5 YEARS    5 YEARS
                                 -----------  ---------  ---------  -----------  ----------
                                                   (DOLLARS IN THOUSANDS)
Long-term debt................   $   292,257  $     925  $   4,853  $     5,309  $  281,170
Operating lease commitments...        45,976      8,455     10,456        7,146      19,917
                                 -----------  ---------  ---------  -----------  ----------
Total.........................   $   338,233  $   9,380  $  15,309  $    12,455  $  301,087
                                 ===========  =========  =========  ===========  ==========

CRITICAL ACCOUNTING POLICIES

         For a full discussion of our accounting policies as required by accounting principles generally accepted in the United States, refer to the Management's Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2003. Our disclosures in such report on Form 10-K have not materially changed since that report was filed. We consider our accounting policies to be critical to an understanding of our financial statements because their application requires significant judgment and reliance on estimations of matters that are inherently uncertain. Specific risks relate to the accounting policies applied in revenue recognition and the valuation of accounts receivable, the valuation of assets and determination of asset impairment, the accrual for self-insured liabilities and accounting for deferred income taxes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

QUALITATIVE DISCLOSURES

         We use interest rate swaps to hedge the fair value of our debt obligations and interest rate caps to limit our exposure to increases in interest rates.

         For our variable rate debt, changes in interest rates generally do not impact the market value of the debt instruments, but do affect our future earnings and cash flows. At September 30, 2004, we had $272 million of fixed rate debt outstanding that has been effectively converted to variable rate debt using interest rate swaps. Assuming that the balance of this debt remains constant, each one percentage point increase in the 6 month LIBOR interest rate will result in an annual increase in interest expense, and a corresponding decrease in cash flows, of approximately $2.7 million. Conversely, each one percentage point decrease in the 6 month LIBOR interest rate will result in an annual decrease in interest expense, and a corresponding increase in cash flows, of approximately $2.7 million. Increases in interest expense are limited by interest rate caps that reimburse us to the extent that the 6 month LIBOR exceeds 7%.

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

QUANTITATIVE DISCLOSURES

         The table below presents principal or notional amounts and related weighted average interest rates by year of maturity for our debt obligations and interest rate swaps as of September 30, 2004:

                                                               MATURITY DATE THROUGH SEPTEMBER 30,
                                    --------------------------------------------------------------------------------
                                                                                                                        ESTIMATED
                                                                                                                      FAIR VALUE OF
                                                                                                                        LIABILITY
                                       2005       2006       2007      2008       2009      THEREAFTER       TOTAL       (ASSET)
                                    ---------    -------   --------   ------    --------    ----------    ----------  -------------
                                                                        (DOLLARS IN THOUSANDS)
LONG-TERM DEBT:
Fixed Rate ......................   $     925    $ 1,010   $  3,843   $  764    $  4,545    $  271,670    $  282,757    $ 307,097
Average Interest Rate ...........        7.09%      5.77%      6.87%    5.39%       6.96%         8.48%         8.41%
Variable Rate ...................          --         --         --       --          --    $    9,500    $    9,500    $   9,500
Average Interest Rate ...........                     --         --       --          --            --          1.67%        1.67%
INTEREST RATE SWAPS:
 (fixed to variable)
Notional Amount .................          --         --         --       --          --    $  275,000    $  275,000    $    (897)
Average Pay Rate (variable rate)           --         --         --       --          --          5.65%        5.65%
Average Receive Rate (fixed rate)          --         --         --       --          --          8.31%        8.31%
INTEREST RATE CAPS:
  Notional Amount ...............          --         --         --       --          --    $  275,000    $  275,000    $   2,855

         The above table incorporates only those exposures that existed as of September 30, 2004 and does not consider those exposures or positions which could arise after that date or future interest rate movements. As a result, the information presented above has limited predictive value. Our ultimate results with respect to interest rate fluctuations will depend upon the exposures that occur, our hedging strategies at the time and interest rate movements.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     The Company's management evaluated, with the participation of the Company's Chairman of the Board and Chief Executive Officer, and Senior Vice President, Chief Financial Officer and Treasurer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) as of the end of the 2004 quarter. Based upon their evaluation of these disclosure controls and procedures, the Chairman of the Board and Chief Executive Officer, and Senior Vice President, Chief Financial Officer and Treasurer concluded that the disclosure controls and procedures were effective as of the end of the 2004 quarter to ensure that material information relating to the Company (including its consolidated subsidiaries) was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS

31.1     Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
         - Chairman of the Board and Chief Executive Officer

31.2     Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
         - Senior Vice President, Chief Financial Officer and Treasurer

32       Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
         - Chairman of the Board and Chief Executive Officer and Senior Vice President, Chief Financial Officer and Treasurer

                        EXTENDICARE HEALTH SERVICES, INC.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 EXTENDICARE HEALTH SERVICES, INC.

Date: November 11, 2004          By:  /s/ Richard L. Bertrand
      -----------------               ------------------------------------------
                                      Richard L. Bertrand
                                      Senior Vice President, Chief Financial
                                       Officer and Treasurer (principal
                                       financial officer and principal
                                       accounting officer)

                        EXTENDICARE HEALTH SERVICES, INC.

                                  EXHIBIT INDEX

31.1     Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
         - Chairman of the Board and Chief Executive Officer

31.2     Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
         - Senior Vice President, Chief Financial Officer and Treasurer

32       Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
         - Chairman of the Board and Chief Executive Officer and Senior Vice President, Chief Financial Officer and Treasurer