Form 10-K
period 2004-12-31
EXTENDICARE HEALTH SERVICES INC
filed 2005-03-30
CIK 1052024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Numbers 333-97293; 333-116927

EXTENDICARE HEALTH SERVICES, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	98-0066268
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
111 West Michigan Street Milwaukee, WI 53203 (Address of principal executive office Including zip code)	(414) 908-8000 (Registrant’s telephone number, including area code)

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

Yes ☒          No

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.  ☒

          Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act)

Yes        No ☒

          Common Stock — authorized 1,000 shares, $1.00 par value; issued and outstanding 947 shares as of March 15, 2005. All issued and outstanding shares of Common Stock were held on June 30, 2004 and continue to be held indirectly by Extendicare Inc., a publicly traded Canadian company.

i

Cautionary Statement Regarding Forward Looking Statements

      This Annual Report on Form 10-K contains forward-looking statements that are intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding anticipated financial performance, business strategy and goals for future operations, are forward-looking statements. These forward-looking statements can be identified as such because the statements generally include words such as “expect,” “intend,” “believe,” “anticipate,” “estimate,” “plan” or “objective” or other similar expressions. These forward-looking statements reflect our beliefs and assumptions, and are based on information currently available to us. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results, performance or achievements or industry results to be materially different from those expressed in, or implied by, these statements. Some, but not all, of the risks and uncertainties include those described in the “Risk Factors” section of this Form 10-K and the following:

•	Medicare and Medicaid payment levels and reimbursement methodologies and the application of such methodologies and policies adopted by the government and its fiscal intermediaries;

•	liabilities and claims asserted against us, such as resident care litigation, including our exposure for punitive damage claims and increased insurance costs;

•	national and local economic conditions, including their effect on the ability to hire and retain qualified staff and employees and the associated costs;

•	federal and state regulation of our business and change in such regulations, as well as our compliance with such regulations;

•	actions by our competitors; and

•	our ability to maintain and increase census levels.

      All forward-looking statements contained in this Annual Report on Form  10-K are expressly qualified in their entirety by the cautionary statements set forth or referred to above. We assume no obligation to update any forward-looking statement.

PART I

ITEM 1.	BUSINESS

General

      Extendicare Health Services, Inc. was incorporated in Delaware in 1984 and is an indirect, wholly owned subsidiary of Extendicare Inc. (hereafter referred to as “Extendicare”), a Canadian publicly traded company. As used herein, unless the context otherwise specifies or requires, the “Company”, “we”, or “us” refers to Extendicare Health Services, Inc. and its subsidiaries on a combined basis. We are subject to certain of the reporting requirements of the Securities Exchange Act of 1934, as amended, due to our public offerings of 9.5% Senior Notes Due 2010, and 6.875% Senior Subordinated Notes Due 2014, which have been registered under the Securities Act of 1933, as amended.

      Based upon number of beds, we are one of the largest providers of long-term care and related services in the United States. Through our network of geographically clustered facilities, we offer a continuum of healthcare services, including skilled nursing care, assisted living and related medical specialty services, such as subacute care and rehabilitative therapy. As of December 31, 2004, we operated or managed 185 long-term care facilities with 16,642 beds in 12 states, of which 148 were skilled nursing facilities with 14,882 beds and 37 were assisted living and retirement facilities with 1,760 units. We also provided consulting services to 77 facilities with 9,446 beds in five states. In addition, we operated 21 outpatient rehabilitation clinics in four states. We receive payment for our services from Medicare, Medicaid, private insurance, self-pay residents and other third-party payors.

      On January 31, 2005, we completed our acquisition of Assisted Living Concepts, Inc., or ALC, for a total of approximately $285 million, including the assumption of $141 million of ALC’s existing debt. ALC has a portfolio of 177 assisted living facilities, including 122 owned and 55 leased facilities representing 6,838 units located in 14 states, many in markets where we currently operate. Reflecting the impact of the acquisition, as of February 1, 2005 we operated or managed 362 long-term care facilities with 23,480 beds in 19 states, of which 148 were skilled nursing facilities with 14,882 beds and 214 were assisted living and retirement facilities with 8,598 units.

      We focus on our core skilled nursing and assisted living facility operations, while continuing to grow our complementary long-term care services. By emphasizing quality care of patients and by clustering several long-term care facilities together within the geographic areas we serve, our goal is to build upon our reputation as a leading provider of a full range of long-term care services in our communities.

      The principal elements of our business strategy are to:

•	provide quality, clinically based services;

•	increase our total and Medicare census through strategies such as focused marketing efforts, standardized admissions protocols and streamlined admitting procedures.

•	expand non-government based revenue sources, thereby decreasing the risk and reliance on government funding;

•	leverage presence in small urban markets to improve operating efficiencies and to offer our customers a broad range of long-term care services, including assisted living and related health services;

•	expand asset portfolio through acquisition and internal growth;

•	actively manage our asset portfolio so that we upgrade our facilities to meet the demands of the local market and customer base, or exit markets or sell facilities which do not meet our performance goals.

•	diversify within long-term care industry through growth of facilities under full management and selected consulting services agreements and rehabilitation clinics; and

•	increase our operating efficiency.

The Long-term Care Industry

      According to the Centers for Medicare and Medicaid Services, or CMS, total healthcare spending is expected to grow at an annual rate of 7.1% from 2003 through 2014. Based on these estimates, healthcare expenditures will account for $3.6 trillion, or 18.7% of the gross domestic product by 2014. Nursing facility expenditures were approximately $110.8 billion in 2003, or 6.6% of total healthcare spending, representing one of the largest components of national healthcare spending. The spending related to nursing facilities is expected to grow at an annual rate of 8.4% through 2014.

      The long-term care industry is changing as a result of several fundamental factors, on which we believe we can capitalize. These factors include:

      Aging Population. The aging of the U.S. population is a leading driver of demand for long-term care services. According to the 2000 census conducted by the U.S. Census Bureau, there were approximately 34.4 million Americans aged 65 or older. The U.S. Census Bureau has forecasted that the population of Americans aged 65 or older will increase to 37.7 million in 2005, 40.2 million in 2010, 54.6 million by 2020, and 86.7 million in 2050. As a result, the percentage of Americans aged 65 or older will increase from 12.4% in 2000 to 16.3% in 2020 and 20.7% by 2050. Based upon these projections, while the overall U.S. population growth rate is projected at approximately 4% every five years from 2005 to 2030, the 65 year and older segment of the U.S. population is expected to increase by approximately 10% to 17% during each of the same five-year periods. The following table indicates the expected growth rates within the elderly U.S. populations.

	Total U.S.				Total
	Population				Elderly
	Growth Rate	65-74	75-84	85+	(65+)

2005-2010	4.5%	14.2%	-0.8%	19.6%	9.7%
2010-2015	4.3%	25.1%	4.0%	11.4%	16.3%
2015-2020	4.2%	19.4%	16.6%	6.5%	16.8%
2020-2025	4.1%	12.3%	27.2%	10.2%	16.3%
2025-2030	4.1%	6.3%	20.6%	19.9%	12.5%

      Source: U.S. Census Bureau, International Data Base, published October 10, 2002

According to the MetLife Market Survey of Nursing Home report in August 2003 (“MetLife Report”), whereas in 2000, approximately 1.6 million or 4.5% of all persons aged 65 and over were living in a nursing facility, this number will increase to approximately 6.6 million, or 8.4% of all persons aged 65 by the year 2050.

      Supply/ Demand Imbalance. Acquisition and construction of additional nursing and assisted living facilities are subject to certain restrictions on supply, including government legislated moratoriums for nursing facilities on new capacity or licensing restrictions limiting the growth of services. Such restrictions on supply, coupled with an aging population, are causing a decline in the availability of long-term beds per person 85 years of age or older. Additionally, advances in medical technology are enabling the treatment of certain medical conditions outside the hospital setting. As a result, patients requiring a higher degree of monitoring, more intensive and specialized medical care, 24-hour per day nursing, and a comprehensive array of rehabilitative therapies are increasing, resulting in a need for long-term care. We believe that such specialty care can be provided in nursing homes at a significantly lower cost than in traditional acute care and rehabilitation hospitals. In addition, for an aging population seeking a higher quality living alternative, assisted living facilities offer an array of accommodations and selective long-term care and services on a more cost effective basis for the individual. According to American Senior Housing Association, or ASHA, the percentage of American seniors aged 65 or older that need assistance with at least one activity of daily living has been approximately 19% for each of the years 1998 to 2001.

      Cost Containment Pressures. According to the MetLife Report, the remaining life expectancy of a male age 65 has increased to 16.3 years in 2002 from 12.7 years in 1942; and the remaining life expectancy of a female age 65 has increased to 19.2 years in 2002 from 14.7 years in 1942. As the number of people over age 65 continues to grow and as advances in medicine and technology continue to increase life expectancies, the likelihood of chronic conditions requiring treatment, and the resulting healthcare costs, are expected to rise faster than the availability of resources from government-sponsored healthcare programs. As federal and state governments face increasing challenges to fund healthcare, they have initiated steps to limit the growth of healthcare funding. In response to such rising costs, governmental and private pay sources in the United States have adopted cost containment measures that encourage reduced lengths of stay in acute care hospitals. As a result, average acute care hospital stays have been shortened, and many patients are discharged despite a continuing need for nursing or specialty healthcare services, including therapy. An increasing number of patients require a high degree of monitoring, intensive and specialized medical care, 24-hour per day nursing services and a comprehensive array of rehabilitative therapies. This trend has increased demand for long-term care, home healthcare, outpatient facilities, hospices and assisted living facilities. We believe that long-term care companies with information systems to process clinical and financial data, and an integrated network and a broad range of services will be in a good position to contract with managed care or other payers.

      Changing Family Dynamics and Economics. Changing family dynamics play an important role in the need of seniors to live in a long-term care facility. As a result of the growing number of two-income families, we believe the immediate family has become less of a primary source of care-giving for the elderly. Our opinion is based upon a number of facts, including (1) according to the U.S. Department of Labor, women, who under more traditional roles were viewed as the primary caretakers of the family, have moved back into the workforce in increasing numbers as evidenced through their labor participation rates increasing from 38% in 1963 to 60% in 1998 and forecasted to reach 62% in 2015; and (2) according to the U.S. Census Bureau, the parent support ratio (the ratio of individuals over 85 to those 45 to 64 years of age) has increased from 3 to 100 in 1950 to 7 to 100 in 2000 and is expected to reach 22 to 100 by the year 2050. The expected increase is partly due to the fact that by 1990 approximately 26% of the baby boom generation was childless. At the same time, an increasing number of two-income families are better able to provide financial support for elderly parents to receive the care they need in a nursing or assisted living facility. In addition, we believe, there is an increasing number of seniors who are able to afford to live in an assisted living facility. According to a 2000 study by the Joint Center for Housing Studies of Harvard University, almost 20% of U.S. seniors have a net worth between $100,000 and $200,000, while another 18% have a net worth between $200,000 and $500,000. In our opinion, this study underestimated seniors’ wealth because it excluded social security and pension plans. In 1962, the mean net worth of Americans aged 65 to 74 was $165,000 (based on the value of the U.S. dollar in 1995), whereas in 1995 the net worth was $346,000.

Competitive Strengths

      The long-term care industry is highly fragmented with numerous local and regional operators and a select group of larger operators. According to information published by ASHA, as of June 2004, there were approximately 20,920 long-term care facilities in the U.S. containing approximately 2.3 million beds. As of December 31, 2003, fifty of the largest operators in the U.S. operated approximately 2,922 long-term care facilities, representing 14% of the total number of properties. Approximately 7,270 or 35% of the facilities are assisted living facilities, representing approximately 544,000 or 24% of the total number of long-term care beds, while the remaining consist of nursing facilities.

      According to the CMS Healthcare Industry Market Update report published in May 2003, the nursing facility portion of the long-term care industry is fragmented, with the 10 largest nursing facility companies accounting for 15.5% of the total facility beds as of April 2003. There are approximately 16,500 nursing facilities certified under the Medicare and/or Medicaid program with approximately 1.8 million available beds, and during 2002, approximately 3.5 million individuals lived in nursing facilities. Approximately 65% of nursing facilities are operated by for-profit companies, 28% are operated by non-profit organizations and 7% are operated by local government.

      Our major competitive strengths are:

      Leading Provider of Long-term Care Services. We are among the largest providers of long-term care services in the United States. As of December 31, 2004, we operated or managed 185 long-term care facilities with 16,642 beds. Effective February 1, 2005 reflecting the impact of the acquisition of ALC, we operated or managed 362 long-term care facilities with 14,882 nursing beds and 8,598 assisted living units. Our scope of operations allows us to achieve economies of scale in purchasing and contracting with suppliers and customers. For example, through our subsidiary, Extendicare Health Network, Inc., we purchase for nursing facilities in numerous states in addition to the facilities we operate or manage. Through our affiliate, Virtual Care Provider, Inc., we also provide technology support services to unaffiliated long-term care facilities.

      Focus on Core Business. In the past, we have successfully identified and disposed of portions of our business that did not fit within our core business or facilities located in states with unacceptable litigation risks. From 1998 through 2001, in response to the implementation of the Medicare Prospective Payment System, or PPS, increased litigation and insurance costs in certain states, and increased operational costs resulting from changes in legislation and regulatory scrutiny, we divested under-performing nursing and assisted living facilities and non-core healthcare assets. These asset divestitures primarily included the sale of our pharmacy to Omnicare, Inc., and the sales of facilities and/or the transfer of all operations in the states of Florida and Texas in 1999, 2000 and 2001 and Arkansas in 2004. We have more recently commenced a strategy to grow our business through selective acquisition and internal growth involving development projects, or undertake full management or selective consulting contracts to grow in states that are attractive and offer opportunities for us to expand our present base of operations. In 2004, we completed four construction projects which included a new free-standing assisted living facility (40 units), two additions to existing assisted living facilities (46 units) and an addition to an existing nursing facility (20 beds). We have eleven additional construction projects in progress which will expand or add to our nursing facilities (18 beds) and assisted living facilities (376 units). In December 2003, we acquired one nursing facility in Wisconsin (99 beds); in January 2004, we acquired a previously leased nursing facility and in June 2004 we acquired four nursing facilities (321 beds) in Indiana. On January 31, 2005, we acquired ALC, which operates 177 assisted living facilities (6,838 units). We intend to continue to focus on operating and managing long-term care facilities. In addition, we plan to continue to review the performance of our current facilities and exit markets or sell facilities that do not meet our performance goals. At the present time, we have no significant divestiture plans.

      Significant Facility Ownership. We own rather than lease a majority of our properties, unlike a number of other long-term care providers. As of December 31, 2004, we owned 163 facilities, or 94.2% of the total number of facilities we operated. We believe that owning properties increases our operating flexibility by allowing us to:

•	refurbish facilities to meet changing consumer demands;

•	add assisted living and retirement facilities adjacent to our skilled nursing facilities;

•	adjust licensed capacity to avoid occupancy-based rate penalties;

•	divest facilities and exit markets at our discretion; and

•	more directly control our occupancy costs.

We maintained this strategy with the acquisition of ALC. Effective February 1, 2005, with the inclusion of ALC facilities we owned 285 facilities, or 81.4%, of the total number of facilities we operated.

      Dual Medicare and Medicaid Certification. We have certified substantially all of our beds for the provision of care to both Medicare and Medicaid patients. We believe that dual certification in nursing facilities increases the likelihood of higher occupancy rates by increasing the availability of beds to patients who require a specific bed certification. In addition, dual certification allows our facilities to easily shift patients from one level of care and reimbursement to another without physically moving the patient.

      Experienced and Proven Management Team. Our management team has demonstrated competency in dealing with significant changes in the reimbursement environment resulting from the shift to PPS, and identifying the significant exposures and risks of operating in the extremely litigious environments in Florida and Texas. We executed a planned divestiture program that reduced our level of debt, and reduced our exposure to liability claims and increased insurance costs. In 2002 and 2004, we refinanced a significant portion of our debt to reduce the leverage ratio from 71.0% in 2000 to 53.8% in 2004. We have been successful in recruiting experienced management staff from our competitors to further strengthen our existing experienced executive and operating management team.

      Geographic Diversity. As of December 31, 2004, we operated or managed facilities located in specific markets across 12 states primarily throughout the Northeast, Midwest and Northwest regions of the United States. No state contains more than 20% of our facilities or 20% of our beds. With the addition of ALC, which has operations in 14 states, seven of which are new states for us, our operations continue to be primarily in the above mentioned regions. However we now also have a significant operation in the southern states of Texas and Arizona. Effective February 1, 2005, we operated or managed facilities located in specific markets across 19 states, with no state containing more than 14% of our facilities or 17% of our beds. Each state is unique in terms of its competitive dynamics as well as its political and regulatory environment. Each state administers its own Medicaid program, which constitutes a significant portion of our revenue. Our diversified market scope limits our exposure to events or trends that may occur in any individual state, including changes in any state’s Medicaid reimbursement program and in regional and local economic conditions and demographics.

      Diversify within the Long-term Care Industry. We continue to explore opportunities to expand in states where we currently operate to provide either full management, consulting or accounting services. We also plan to explore opportunities for new rehabilitation clinics in states where we currently operate. In 2004, we opened one new rehabilitation clinic. However due to changing demands in the local markets, we closed four other rehabilitation clinics during 2004. As of December 31, 2004, we operated 21 clinics, compared to 24 in 2003 and 22 in 2002.

      Management Focus on Key Performance Drivers. We believe that our senior management, as well as our field personnel, are proficient at focusing on the key areas that drive revenues, profits and cash flows. Our senior management has identified four critical drivers of operating and financial performance:

•	improving census, particularly increasing our Medicare census in our nursing facilities;

•	increasing cash flow from operations, through expedited billing and collections and other initiatives;

•	improving income from operations, through control of labor and other costs; and

•	diversifying within the long-term care industry through expansion of facilities under management and consulting agreements and expansion of our rehabilitation clinics

      Every level of management, starting with our Chief Executive Officer, devotes a significant portion of their time to improving these key performance drivers. We believe that this focused attention and commitment, along with hard work by our employees has resulted in substantial improvement in several of our key performance drivers.

      For 2004, total average daily census, or ADC, for our nursing facilities increased to 12,607, which is 0.9% higher than the 12,490 reported for 2003, and 2.3% higher than the 12,319 reported for 2002. The occupancy rate for 2004 was 92.1% compared to 91.4% in 2003 and 90.1% in 2002. For 2004, Medicare ADC increased to 2,100, which is 8.5% higher than the 1,935 reported for 2003, and 28.0% higher than the 1,639 reported for 2002. The occupancy of our assisted living facilities was 84.6% in 2004, compared to 85.8% in 2003 and 83.0% in 2002. All of the data presented in this paragraph is on a same facility basis.

      Cash flow from operations was $81.4 million in 2004, as compared to $56.0 million in 2003 and $38.8 million in 2002. Through consistent emphasis on admissions protocols, attention to older and larger account balances and proactive collection efforts at regional and head offices, we have improved our accounts receivable management. Days of revenues outstanding have dropped to approximately 36.5 days as of December 31, 2004, compared to 40.0 days in 2003 and 43.0 days in 2002.

      As discussed in our description of key performance drivers in the “Management’s Discussion and Analysis” section of this Annual Report on Form 10-K, we monitor income from operations by focusing on earnings before interest, taxes, depreciation and amortization, or EBITDA, and EBITDA expressed as a percentage of revenues. EBITDA increased to $133.0 million in 2004, compared to $99.3 million in 2003 and $80.4 million in 2002; and EBITDA as a percentage of revenues increased to 14.0% in 2004, compared to

11.4% in 2003 and 9.9% in 2002. The improvement in earnings involved the implementation of a variety of strategies to control labor costs and minimize the use of temporary staff. Regular wages as a percent of revenues have declined to 43.8% for 2004 from 45.4% for 2003 and 46.7% in 2002, while temporary wages as a percent of revenues in the same periods decreased to 0.3% in 2004, from 0.4% in 2003 and 1.2% in 2002. We also improved our level of Part B Medicare revenues and increased Medicaid and Medicare rates through the admission of residents with higher levels of acuity.

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

      Increase Medicare Census. We continue to develop and implement strategies and capabilities to attract residents, with a focus on increasing Medicare census in our nursing facilities. In 2004, Medicare payments represented approximately 30% of our total net revenues, up from 24% in 2000. Senior management continually works with our regional and local management teams to develop strategies to continue to increase this percentage. Strategies, such as focused marketing efforts, standardized admissions protocols, streamlined admitting procedures, the dual certification of beds and improved management communication have driven this improvement. In addition to increasing the profitability of our nursing facilities, the increased Medicare census expands the market for our service related businesses as Medicare patients utilize significant ancillary services.

      Expand Non-government Based Revenue Sources. By increasing the level of non-government based revenue sources, we reduce our risk and reliance on government funding that in the future may be constrained. In addition, future generations will have increased wealth and an increased choice of long-term care alternatives. One of our goals is to target these markets. Through both our internal growth program involving the construction of assisted living facilities, and our recent acquisition of ALC we intend to increase the level of non-government based revenue sources. Based upon the ALC’s annual revenues for December 31, 2004, our percentage of non-government based revenue sources will increase from 23% to 31%.

      Leverage Presence in Small Urban Markets. We geographically cluster our long-term care facilities and services in small urban markets in order to improve operating efficiencies and to offer our customers a broad range of long-term care and related health services, including assisted living services. Future expansion of our owned nursing facility operations is anticipated to be through the selective acquisition and construction of new facilities in areas that are in close proximity to existing facilities, where management is experienced in dealing with the regulatory and reimbursement environments, where the facility can participate as an active member of the nursing facility association and where the facility’s reputation is established.

      Expand Asset Portfolio. We seek to expand our portfolio of nursing and assisted living facilities in states where we currently operate or that offer attractive reimbursement systems. We plan to expand through both acquisitions and internal growth. Opportunities exist to add-on to existing facilities and to develop new assisted living facilities in locations close to existing nursing facilities. We currently employ an internal design and development team that is well experienced in the design and construction of new facilities.

      Actively Manage Our Asset Portfolio. We continually review our asset portfolio in terms of its physical condition, the facility meeting the needs of the marketplace, its financial performance and long-term outlook. When facilities do not meet our performance criteria, risks within the marketplace increase or litigation risk increases beyond acceptable limits, we exit the marketplace or sell facilities. Over the past five years, we have disposed of a number of facilities and exited three states, being Florida, Texas and Arkansas, while improving the performance of the balance of our asset portfolio.

      Increase Facilities under Management and Consulting Services Agreements and Rehabilitation Clinics. We seek to increase the number of our management and consulting contracts with third party operators. We have knowledge and expertise in both the operational and administrative aspects of the long-term care sector. We believe that the increasingly complex and administratively burdensome nature of the long-term care sector, coupled with our commitment and reputation as a leading, high-quality operator, will drive demand for new contracts. We believe this strategy is a logical extension of our business model and competencies and will drive growth without requiring substantial capital expenditures. In 2004, we had 89 facilities under management or consulting service agreements, compared to 33 in 2000.

      Increase Operating Efficiency. We are focused on reducing operating costs by improving our communications systems, streamlining documentation and strengthening the formalization of procedures to approve expenditures. We have reduced the duplication of roles at the corporate and regional levels and continue to seek to improve our utilization of regional resources by adding management and consulting contracts to our existing regions, thereby enabling us to spread the overhead costs of our regional structure over a wider base of operations.

Risk Factors

      The risk factors and uncertainties facing us and our industry include:

      We depend upon reimbursement for our services by third-party payors, and changes in their reimbursement levels could adversely affect our revenues, results of operations and financial position. Approximately 77% of our revenues are derived from governmental third-party payors with the remainder being derived from commercial insurers, managed care plans, the Department of Veteran Affairs, private individuals, and third parties for whom we provide management or consulting services. In 2004, approximately 30% of our revenues were derived from Medicare and 47% from Medicaid. There are ongoing pressures from many payors to control healthcare costs and to reduce or limit increases in reimbursement rates for medical services. Governmental payment programs are subject to statutory and regulatory changes, retroactive rate adjustments, administrative or executive orders and government funding restrictions, all of which may materially change the amount of payments to us for our services.

      Our revenues may be adversely affected by changes or elimination of temporary Medicare funding provisions or reductions in Medicare rates through new rules introduced by CMS. In 1999 the industry experienced a decline in revenues primarily attributable to declines in government reimbursement as a result of the Balanced Budget Act of 1997, or BBA. The revenue rate reductions from the BBA were partially offset by $2.7 billion in temporary relief funding enhancements received through the Balanced Budget Refinement Act of 1999, or BBRA, and the Benefits Improvement Protection Act of 2000, or BIPA. The funding enhancements implemented by the BBRA and BIPA fall into two categories. The first category is “Legislative Add-ons” which included a 16.66% add-on to the nursing component of the Resource Utilization Groupings, or RUGs rate and a 4% base adjustment. Despite intensive lobbying by the long-term care industry, Congress did not extend these Medicare funding enhancements. On September 30, 2002, the temporary relief funding enhancements, referred to as the Legislative Add-ons, expired (referred to as the “Medicare Cliff”), resulting in a reduction in Medicare rates for all long-term care providers. Based upon the Medicare case mix and census for the twelve months period October 1, 2002 to September 30, 2003, we estimate that the net impact of the Medicare Cliff and the market basket increase received on October 1, 2002 was a reduction in revenues of approximately $16.7 million.

      The second category is “RUGs Refinements” which involves an initial 20% add-on for 15 RUGs categories identified as having high intensity, non-therapy ancillary services. The 20% add-ons from three

RUGs categories were later redistributed to 14 rehabilitation categories at an add-on rate of 6.7% each. CMS has extended the funding enhancements beyond the previously announced sunset dates. However, based upon the July 2004 CMS announcement, the RUGs Refinements extend only until October 1, 2005. Congress has enacted legislation directing CMS to conduct a study on the RUGs classification system and report its recommendations prior to the implementation of a RUGs Refinement change whereby all or part of the enhancement is discontinued. In February 2005, the President’s Proposed Budget provides for the discontinuance of the RUGs Refinements effective October 1, 2005. The President’s Proposed Budget is subject to legislative review and the budget being passed by the United States Government. Based upon the Medicare case mix and census for the year ended December 31, 2004, we estimate that we receive an average $25.50 per resident day, which on an annualized basis amounts to $20.1 million related to the RUGs Refinements. The implementation of a RUGs Refinement change whereby all or part of the enhancement is discontinued could have a significant impact on us.

      In February 2003, CMS announced its plan to reduce its level of reimbursement for uncollectible Part A co-insurance. Under the plan announced by CMS, the reimbursement level would be reduced to 70% over a three year period as follows: 90% effective for the government fiscal year commencing October 1, 2003; 80% effective for the government fiscal year commencing October 1, 2004; and 70% effective for government fiscal years commencing on or after October 1, 2005. This plan is consistent with the Part A co-insurance reimbursement plan applicable to hospitals. CMS did not implement the rule change effective October 1, 2003, and continues to review the proposed plan. In February 2005, the President’s Proposed Budget provides for the implementation of the reduced reimbursement plan over a three year period commencing October 1, 2005. The President’s Proposed Budget is subject to legislative review and the budget being passed by the United States Government. Should that occur, we estimate that the negative impact to our pre-tax net income would be $0.4 million in 2005, $1.7 million in 2006, $2.9 million in 2007, and $3.8 million in 2008.

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

      Financial pressures on state budgets will directly impact the level of available Medicaid funding and hence the level of available funding for inflationary increases. A majority of states were faced with serious financial budgetary constraints in 2002, 2003 and 2004 as a result of a reduction in state revenues from the slowdown in the economy. In response, budgetary constraints were placed on Medicaid programs, which represent a significant portion of state budgets. A study issued by the Kaiser Commission on Medicaid and the Uninsured in October 2004, indicated that all of the states had made, or planned to make, Medicaid cuts in fiscal year 2004 and plan new actions for fiscal year 2005. A number of states did implement reductions or freezes in Medicaid rates, or limited their increases to below inflationary levels in 2004. With respect to the states in which we operate, Ohio and Minnesota did not provide any Medicaid rate increases, and revenues only increased in response to the higher acuity of residents we admitted.

      In an effort to counter reduced state revenues, a number of states have submitted proposed state plan amendments and waivers to seek an increase in the level of federal funding for their Medicaid programs, and result in providing nursing facilities with a revenue rate increase to offset new or increased provider taxes or state assessment fees. Such programs have been approved in the past, however CMS announced in December 2003 that all such plans were to be reviewed in detail and in January 2004, the General Accounting Office was contacted to review all such programs being introduced. As a result, during 2004 a number of states had to retract and resubmit their proposed plans to CMS and Medicaid rate increases were delayed. In June 2004,

CMS approved the state plan amendment and waiver submitted by the State of Oregon pertaining to the fiscal year commencing July 1, 2003, which resulted in a net favorable impact of $0.3 million that was recorded in the second quarter of 2004. In July 2004, the State of Kentucky received approval from CMS of a state plan amendment and waiver, which became effective July 1, 2004. The Kentucky plan amendment and waivers increased our earnings by approximately $2.3 million for the six months ended December 31, 2004.

      In January 2005, the States of Pennsylvania and Washington received approval from CMS of their submitted state plan amendments and waivers. The Washington approval will have no impact on our earnings. As a result of the Pennsylvania approval, we anticipate that we will receive, subject to finalization, retroactive revenues of approximately $11.3 million in 2005 and be required to pay provider taxes of approximately $8.7 million pertaining to the period July 1, 2003 to June 30, 2004. As a result, the impact on income before income taxes is estimated to be $2.6 million. In addition, subject to state budgetary approval and certain other actions, we anticipate receiving retroactive revenues to fund provider taxes for the period July 1, 2004 to December 31, 2004. These amounts are subject to finalization, however, current estimates indicate that the impact on income before income taxes of the July 1, 2004 to December 31, 2004 settlement will be approximately $0.5 million. We will record the above settlements when the plans are finalized in 2005.

      The State of Indiana has submitted a proposed state plan amendment and waiver pertaining to the fiscal year commencing July 1, 2003, which is awaiting review and approval by CMS. Since the plan amendment and waiver has not been approved, we have recorded revenues based upon amounts received. Approval of the retrospective amendment and waiver as submitted could result in the recording of incremental income before income taxes of $4.6 million in 2005 pertaining to the 18-month period ended December 31, 2004. There would be no impact to us if the plan were not approved. We anticipate that amendments will be made to the original plan submitted to CMS and cannot, therefore, predict the outcome of this plan submission or its impact on us and our results of operation. Based upon the final CMS approved state plan amendment and waiver, changes in Medicaid rates and any associated provider taxes could result in adjustments to income for the period from July 1, 2003 to December 31, 2004.

      Legislative and regulatory actions have resulted in continuing changes to Medicare and Medicaid reimbursement programs. Medicare and Medicaid reimbursement programs are complicated and constantly changing as CMS continues to refine its programs. There are considerable administrative costs incurred in monitoring the changes made within the programs, determining the appropriate actions to be taken to respond to those changes, and implementing the required actions to meet the new requirements and minimize the repercussions of the changes to our organization, reimbursement rates and costs. Examples of changes adopted by either CMS or certain states, which have impacted our industry, include:

•	the repeal of the Boren Amendment federal payment standard for Medicaid payments, which required states to provide skilled nursing facilities with reasonable and adequate reimbursement rates to cover the costs of efficiently and economically operated healthcare facilities. As a result, budget constraints may cause states to reduce Medicaid reimbursement to skilled nursing facilities or delay payments to providers;

•	the limitation of costs being reimbursed under Medicaid reimbursement programs when operators use a certain level of agency staffing, or incur leasing costs, which have an imputed lease interest cost greater than the current market rate;

•	the establishment of a minimum occupancy requirement in certain Medicaid programs, which effectively reduces the eligible Medicaid reimbursement rate that a skilled nursing facility can receive; and

•	an increasing number of states have adopted policies to discontinue the reimbursement of Part A co-insurance payments for dually eligible residents.

      The Medicare Prescription Drug, Improvement and Modernization Act of 2003 created Part D, a new drug benefit for Medicare beneficiaries, which will be implemented January 1, 2006. Although optional for individuals entitled to or enrolled in Medicare benefits under Part A or Part B, CMS will auto-enroll individuals who qualify for both Medicare and Medicaid, or dual-eligible individuals, into privately run

Prescription Drug Plans, or PDPs, authorized by CMS to provide the Part D benefit in 34 regions within the U.S. Unlike state Medicaid programs currently administering drug benefits for dual-eligible individuals, PDPs will develop extensive formularies with the objective of minimizing prescription drug costs of the Part D benefit. This legislation could increase our cost of drugs and the administration associated with drug costs. To prevent and reduce the potential financial liability when non-formulary drugs are prescribed for dual-eligible residents, nursing staff at the facility will be required to communicate with the physician to assure compliance with PDP formulary.

      The cost of general and professional liability claims are significant and escalating in certain states, resulting in significant increases in insurance or the availability of insurance. The industry has experienced an increasing trend in the number and severity of litigation claims and punitive settlements. We believe that this trend is endemic to the long-term care industry and is a result of the increasing number of large judgments, including large punitive damage awards, against long-term care providers in recent years resulting in an increased awareness by plaintiff’s lawyers of potentially large recoveries. According to a report issued by AON Risk Consultants in June 2004 on long-term care operators’ general liability and professional liability costs, such costs are seven times higher in 2003, as compared to the early 1990’s. The average cost per bed for general liability and professional liability costs has increased from $310 in 1992, to $2,290 per bed in 2003. The average general and professional liability claim has more than doubled from $65,000 in 1992 to $149,000 in 2003, whereas the average number of claims per 1,000 beds has increased at an average annual rate of 13% from 4.8 in 1992 to 15.3 in 2003 in the long-term care industry. As a result, general and professional claim costs have absorbed a significant percentage of the average Medicaid reimbursement rate increase for the period 1992 through 2003. The States of Florida and Texas are the leaders where general and professional liability claims are being incurred; however, the States of Arkansas, California, Mississippi, Tennessee and Alabama are showing similar signs. Industry sources report the average cost of a claim in Florida in 2000 was three times higher than most of the rest of the United States. Florida healthcare providers experienced three times the number of claims that were experienced by providers in most other states. As a result of the litigious environment, insurance premiums for general and professional liability claims have increased, and in certain states coverage is unavailable to skilled nursing facility operators, since insurance companies have refrained from providing insurance.

      As a result of the adverse development of claims experienced by us and the industry in the states of Florida and Texas, we divested all of our nursing facility operations in these states by the end of December 2000 and September 2001, respectively. Exclusive of claims pertaining to our past operations in Florida and Texas, we are experiencing an increasing trend in the number and severity of litigation claims against us, but this has been within our projections and accrued accordingly. We continually review requests for medical records and claims by facility and by state, and use that information, along with operational performance measures, to assess whether we should dispose of additional facilities. At the present time, we have no significant divestiture plans.

      As of December 31, 2004, we have provided for $37.0 million in accruals for known or potential general and professional liability claims based on claims experience and an independent actuarial review; however, we may need to increase our accruals in excess of the amounts we have accrued as a result of future actuarial reviews and claims that may develop. An adverse determination in legal proceedings, whether currently asserted or arising in the future, could have a material adverse effect on our business. See the “Business — Insurance” section in this Annual Report on Form 10-K.

      The shortage of qualified registered nursing staff and other healthcare workers could adversely affect our ability to attract, train and retain qualified personnel and could increase operating costs. A national shortage of nurses and other trained personnel, and general inflationary pressures have forced us to enhance our wage and benefits packages in order to compete for qualified personnel. According to a survey by the American Healthcare Association, or AHCA, issued in February 2003, there were over 96,000 vacant positions in the long-term care sector, of which 39,000 were professional nursing staff and the remainder certified nursing assistants, or CNAs. The survey reported that average turnover within the industry was 50% with a 36% turnover rate for professional staff, and 71% turnover rate for CNAs. However, the report sited that these turnover and vacancy levels varied by state and location of the facility. Looking into the future, the shortage of nurses is documented by the U.S. Labor Department, which reports that there will be a 1.0 million shortfall of professional nurses by 2010. In some of the markets where we operate, there are shortages of healthcare workers. This is supported by a report by the North Carolina Medical Journal in March/ April 2002, which reported that between 2000 and 2010 there will be 874,000 more nursing workers needed in the long-term care industry.

      As a result of the shortage of nursing and healthcare workers, our average wage rate has increased above inflationary levels during the past few years. Wages increased by approximately 4.8% in 2004 over 2003, and 3.8% in 2003 over 2002. However overall wage costs, as a percentage of revenues, have been reduced due to the wage strategies that we have implemented particularly in 2003. In order to supplement staffing levels, we periodically are forced to utilize costly temporary help from staffing agencies, which results in wage premiums of 25% to 60%. We attempt to limit the use of temporary help from staffing agencies to maintain a higher quality of care. In 2004, we incurred temporary agency costs of $2.9 million compared to $3.4 million in 2003 and $10.2 million in 2002.

      We conduct our business in a heavily regulated industry and our failure to comply with laws and government regulation could lead to fines and penalties. We must comply with complex laws and regulations at the federal, state and local government levels relating to, among other things:

•	licensure and certification;

•	qualifications of healthcare and support personnel;

•	maintenance of physical plant and equipment;

•	staffing levels and quality of healthcare services;

•	maintenance, confidentiality and security issues associated with medical records;

•	relationships with physicians and referral sources;

•	billing for services;

•	operating policies and procedures; and

•	additions or changes to facilities and services.

      There are ongoing initiatives at the federal and state levels for comprehensive reforms affecting the payment for and availability of healthcare services. In addition, regulations and policies of regulatory agencies are subject to change. Aspects of some of these healthcare initiatives, such as the termination of Medicare funding improvements and limitations on Medicare coverage, other pressures to contain healthcare costs by Medicare, Medicaid and other payors, as well as increased operational requirements in the administration of Medicaid, could adversely affect our financial condition or our results of operations. Revisions to regulatory requirements, changes in scope and quality of care to residents and revisions to licensure and certification standards also could potentially have a material impact on us. In the future, different interpretations or enforcement of existing, new or amended laws and regulations could result in allegations of impropriety or illegality or could result in changes requiring capital expenditure programs and higher operating expenses.

      If we do not comply with applicable laws and regulations, then we could be subject to liabilities, including criminal penalties and civil penalties and exclusion of one or more of our facilities from participation in Medicare, Medicaid and other federal and state healthcare programs. If one of our facilities lost its certification under either the Medicare or Medicaid program, then it would have to cease future admissions and displace residents funded by the programs from the facility. In order to become re-certified, a facility must rectify all identified deficiencies and, over a specified period of time, pass a survey conducted by representatives of the respective program through demonstrated care and operations for residents in the facility. Until the appropriate agency has verified through the “reasonable assurance” process that the facility can achieve and maintain substantial compliance with all applicable participation requirements, the facility will not be admitted back into either the Medicare or Medicaid programs. Medicare and Medicaid re-certification processes, while similar, are conducted separately. Re-certification requires considerable staff resources. The loss of certification from either program can have potentially significant financial consequences. Over the past years, we have operated a number of facilities that have lost their certification under the Medicare and Medicaid programs but have since been re-certified under both programs.

      In August 2004, we transferred the operations of a nursing facility (336 beds) in Chippewa Falls, Wisconsin to Lakeside Health L.L.C., or Lakeside Health, a subsidiary of Benedictine Health Dimensions, Inc., or Benedictine, for a term of three years. The transfer of operations was in response to facility citations for survey deficiencies and an agreement with the State of Wisconsin to transfer the operations to a new licensee.

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

      Changes in the case mix of residents, the mix of residents by payor type and payment methodologies may significantly affect our profitability. The sources and amounts of our resident revenues will be determined by a number of factors, including licensed bed capacity and occupancy rates of our nursing facilities, average length of stay of our residents, the mix of residents by payor type (for example, Medicare versus Medicaid or private), and, within the Medicare and certain Medicaid programs, the distribution of residents assessed within the RUGs. Changes that increase the percentage of Medicaid residents within our facilities can have a material adverse effect on our financial operations, especially in states whose reimbursement levels are below the cost of providing care.

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

      We face national, regional and local competition. Our nursing and assisted living facilities compete on a local and regional basis with other long-term care providers. The number of competing centers in the local market, the types of services available, quality of care, reputation, age and appearance of each center and the cost of care in each locality all affect our ability to compete successfully. The availability and quality of competing facilities significantly influence occupancy levels in assisted living facilities. There are relatively few barriers to entry in the assisted living industry and, therefore, future development of assisted living facilities in the markets we serve could limit our ability to attract and retain residents, to maintain or increase resident service fees or to expand our business. See the “Business — Competition” section in this Annual Report on Form 10-K.

      State efforts to regulate the construction or expansion of healthcare providers could impair our ability to expand through construction and redevelopment. Most of the states in which we currently operate have adopted laws to regulate expansion of nursing facilities. Certificate of need laws generally require that a state agency approve certain acquisitions or physical plant changes and determine that a need exists prior to the addition of beds or services, the implementation of the physical plant changes or the incurrence of capital expenditures exceeding a prescribed amount. Some states also prohibit, restrict or delay the issuance of certificates of need. Many states have established similar certificate of need processes to regulate the expansion of assisted living facilities.

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

      Many states in which we operate have implemented moratoriums on the granting of licenses for any additional nursing facility beds. In these states we may only expand by acquiring existing operations and licensure rights from other nursing care providers. We cannot guarantee that we will be able to find acceptable acquisition targets in these states and, as a result, we may not be able to expand in these states.

      We face periodic reviews, audits and investigations under our contracts with federal and state government agencies, and these audits could have adverse findings that may negatively impact our business. As a result of our participation in the Medicare and Medicaid programs, we are subject to various governmental reviews, audits and investigations to verify our compliance with these programs and applicable laws and regulations. Private pay sources also reserve the right to conduct audits. An adverse review, audit or investigation could result in:

•	refunding amounts we have been paid pursuant to the Medicare or Medicaid programs or from private payors;

•	state or federal agencies imposing fines, penalties and other sanctions on us;

•	loss of our right to participate in the Medicare or Medicaid programs or one or more private payor networks; or

•	damages to our reputation in various markets.

      Both federal and state government agencies have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare companies and, in particular, skilled nursing facilities. The focus of these investigations includes:

•	cost reporting and billing practices;

•	quality of care;

•	financial relationships with referral sources; and

•	medical necessity of services provided.

      We also are subject to potential lawsuits under a federal whistleblower statute designed to combat fraud and abuse in the healthcare industry. These lawsuits can involve significant monetary and award bounties to private plaintiffs who successfully bring these suits.

      We are required to comply with laws governing the transmission and privacy of health information. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, requires us to comply with standards relating to the privacy of protected health information, the exchange of health information within our company and with third parties and protect the confidentiality and security of electronic protected health information. The privacy standards became effective in April 2003, and we believe we are currently in compliance with these standards. The standards for electronic data transactions and code sets became effective in October 2003. We have implemented the new transaction and code sets with all fiscal intermediaries and the states that are currently ready to accept them. We believe we are in compliance with the transaction and code sets standards. Compliance for the standard governing the security of health information is required by April 21, 2005.

      We established a HIPAA task force consisting of clinical, legal, financial and information services professionals to monitor our implementation of and compliance with the HIPAA standards. At this time, we believe we comply with the HIPAA privacy and transactions and code set standards and continue to implement procedures to comply with the security standards. Our ability to comply with the transactions standards and security standards are in part, dependent upon other third parties, including the fiscal intermediaries and state program providers also complying with the HIPAA requirements and timetables. Should it be determined that we have not complied with the new standards, we could be subject to criminal penalties and civil sanctions. We do not believe our on-going implementation to comply with the HIPAA standards will have a material impact on our consolidated financial statements.

      We may make acquisitions and undertake management and consulting contracts that could subject us to a number of operating risks. We anticipate that we may continue to make acquisitions of, investments in, and strategic alliances with, complementary businesses which will enable us to provide additional services for our customer base and for adjacent markets, and to expand each of our businesses geographically. In addition, we may undertake management and consulting service arrangements with other organizations. Implementation of these strategies entails a number of risks including:

•	inaccurate assessment of undisclosed liabilities;

•	entry into markets in which we may have limited or no experience;

•	diversion of management’s attention from our existing core business;

•	difficulties in assimilating the acquired business or in realizing projected efficiencies and cost savings; and

•	increasing our indebtedness and limiting our ability to access additional capital when needed.

Additionally, certain changes to our existing operation may be necessary to integrate the acquired businesses, to assimilate new employees and to implement reporting, monitoring, compliance and forecasting procedures.

      On January 31, 2005, we completed our acquisition of ALC for a total of approximately $285 million, including the assumption of ALC’s existing debt of $141 million. Prior to the completion of the acquisition, we conducted a due diligence review to ascertain the risks associated in the acquisition. Though we believe these due diligence efforts identified and correctly quantified those risks, by virtue of this acquisition we assume all current and former financial, legal, regulatory and environmental risks associated with ALC by virtue of this acquisition. In addition, there are risks associated with the integration of ALC within our company. During the integration process, there will be considerable resources deployed which may divert our attention from other portions of our operations. The integration may result in changes in senior and middle management personnel at ALC, and changes or modifications to the accounting systems, information software and hardware, and other business processes. Those risks can not be quantified nor estimated at this time.

      We are required to comply with Sarbanes Oxley Act of 2002, Section 404, or SOX, that involves an in-depth evaluation of our internal controls and compliance with the reporting requirements mandated for non-accelerated filers by December 31, 2006. To comply with Section 404, we are required to conduct a thorough assessment of the effectiveness of our internal control structure and procedures for financial reporting to ascertain whether those controls are sufficient to prevent a material misstatement of our financial statements. The requirements of SOX are extensive and will involve considerable internal resources and the use of external consultants. At the date of this Annual Report on Form 10-K, we are on schedule with the assessment, however there can be no assurance that we will not uncover internal control weaknesses that will require disclosure in our SEC filings, nor additional resources to rectify the deficiencies identified.

      If we are unable to control operating costs and generate sufficient cash flow to meet operational and financial requirements, including servicing our indebtedness, our business operations may be adversely affected. Cost containment and lower reimbursement levels by third party payors, including federal and state governments, have had a significant impact on the healthcare industry as a whole and on our cash flows. Our operating margins continue to be under pressure because of continuing regulatory scrutiny and growth in operating expenses, such as labor costs and insurance premiums. In addition, as a result of competitive pressures, our ability to maintain operating margins through price increases to private residents is limited. If we are unable to generate sufficient cash flow to service our indebtedness, our business operations will be materially adversely affected. As of December 31, 2004, we were in compliance with the financial covenants of our credit facility, Subordinated Notes and Senior Notes, and management has a strategy to remain in compliance. However, there can be no assurance that we will comply with our debt covenant requirements in the future. If we are unable to do so, our business operations may be materially adversely affected.

Operations

Overview of Business

Organizational Structure of Operations

      We have centralized various functions, which are provided from our corporate office, and direct our operations from five regional offices in close proximity to our facilities. The regional office staff is responsible for overseeing all operational aspects of our facilities, including resident care, rehabilitative services, recruitment and personnel matters, compliance with state regulatory requirements, marketing and sales activities, internal control and accounting support, and participation in state associations. At our corporate offices, staff members are responsible for the development and implementation of corporate-wide policies pertaining to resident care, employee hiring, training and retention, marketing initiatives and strategies; accounting and finance functions including billing and collection, accounts payable, payroll, general finance and accounting, tax planning and compliance; and providing overall strategic direction.

      Our operations are organized into a number of different direct and indirect wholly owned subsidiaries primarily for legal purposes. We manage our operations as a single unit. Operating policies and procedures are substantially the same in each subsidiary. Several of our subsidiaries own and operate a significant number of our total portfolio of facilities. No single facility generates more than 2% of total revenues. Our nursing home operations represent the largest portion of our business, comprising approximately 93% of our revenues. Below is a summary of each of our business operations.

Nursing Care

      We provide a broad range of long-term nursing care, including nursing services, subacute care and rehabilitative therapy services, to assist patients in the recovery from acute illness or injury. We provide nursing care and therapy services to persons who do not require the more extensive and specialized services of a hospital. Our nursing facilities employ registered nurses, licensed practical nurses, therapists, certified nursing assistants and qualified healthcare aides who provide care as prescribed by each resident’s attending physician. All of our nursing facilities provide daily dietary services, social services and recreational activities, as well as basic services such as housekeeping and laundry.

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

      The term ‘assisted living facility’ encompasses a broad spectrum of senior living services and care options, which include independent living, assisted living and different levels of skilled nursing care. Independent living is designed to meet the needs of seniors who choose to live in an environment surrounded by their peers where they receive services such as housekeeping, meals and activities, but are not reliant on assistance with activities of daily living (for example, bathing, eating and dressing). Assisted living meets the needs of seniors who seek housing with supportive care and services or who are receiving rehabilitative services. We offer both independent living and assisted living services in our assisted living facilities.

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

Group Purchasing

      Through Extendicare Health Network, Inc., one of our wholly owned subsidiaries, we provide purchasing services for nursing facilities in numerous states, as well as to the facilities we own or manage. We offer substantial cost reductions for members of the purchasing groups through the contractual volume-based arrangements made with a variety of industry suppliers of food, supplies and capital equipment. As of December 31, 2004, our group purchasing operations provided purchasing services for 4,899 facilities in 48 states.

Rehabilitative Therapy — Outpatient and Inpatient Services

      We operate rehabilitative therapy clinics within three wholly owned subsidiaries being The Progressive Step Corporation, Health Poconos, Inc. and Adult Services Unlimited, Inc. As of December 31, 2004, we operated 21 clinics: eleven in Pennsylvania, one in Ohio, two in Texas and seven in Wisconsin. These clinics provide services to outpatients requiring physical, occupational and/or speech-language therapy. In addition, our Pennsylvania clinics provide respiratory and psychological and social services.

      We provide rehabilitative therapy services on both an inpatient and outpatient basis. We have developed therapy programs to provide patient-centered, outcome-oriented subacute and rehabilitative care. At the majority of our facilities, we employ physical, occupational and/or speech-language therapists who provide rehabilitative therapy services to both inpatient and outpatient clients.

Expansion

      Plans for expanding our operations are developed from sources such as:

•	personal contacts that we have in the long-term care industry;

•	information made available to us, and that we make available to others, through state and nationally based associations; and

•	investment and financing firms and brokers.

      All acquisitions and undertakings of new contracts for management and consulting services involve a process of due diligence in which the operational, building and financial aspects of the transactions are investigated.

Sources of Revenue

Nursing Facilities

      We estimate that, for our nursing facilities only, Medicare and Medicaid accounted for approximately 32% and 51% of our revenues, respectively, in 2004, compared to 29% and 52% of our revenues in 2003, and

27% and 54% of our revenues in 2002. These payors have set maximum reimbursement levels for payments for nursing services and products. The healthcare policies and programs of these agencies have been subject to changes in payment methodologies during the past several years. There can be no assurance that future changes will not reduce reimbursements for nursing services from these payors. Below is a description of each of the major payors.

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

      In August 1997, the BBA was signed into law and broadened the authority of states to develop their own standards for the establishment of rates. The BBA repealed the federal payment standard that required state Medicaid programs to pay rates that were reasonable and adequate to meet the costs necessary to efficiently and economically operate skilled nursing facilities. As a result, states have considerable flexibility in establishing payment rates for Medicaid services provided after October 1, 1997. The law requires each state to use a public process for establishing proposed rates whereby the methodology and justification of rates used are available for public review and comment. Due to the economic slowdown and costs attributable to September 11, 2001, many states have had to restrain their budgets of which Medicaid represents a significant portion.

      The states in which we operate currently use cost-based or price-based reimbursement systems. Under cost-based reimbursement systems, the facility is reimbursed for the reasonable direct and indirect allowable costs it incurs in providing routine resident care services as defined by the program. In certain states, efficiency incentives are provided and facilities may be subject to cost ceilings. Reasonable costs normally include certain allowances for administrative and general costs, as well as the cost of capital or investment in the facility, which may be transformed into a fair rental or cost of capital charge for property and equipment. The price-based or modified price-based systems pay a provider at a certain payment rate irrespective of the provider’s cost to deliver the care. Price-based or modified price-based systems may use various methods, such as state averages from a specific base year, to determine the base cost, which could be subject to inflationary increases.

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

Medicare — Part A and Part B

      Medicare is a federally funded health-insurance program providing health insurance coverage for persons aged 65 or older, who have been disabled for at least two consecutive years or who have end-stage renal disease. Medicare provides health insurance benefits in two parts:

•	Part A — Hospital insurance, which provides reimbursement for inpatient services for hospitals, skilled nursing facilities and certain other healthcare providers and patients requiring daily professional skilled nursing and other rehabilitative care. Coverage in a skilled nursing facility is limited for a period up to 100 days, if medically necessary, after a qualifying hospital stay. Medicare pays for the first 20 days of stay in a skilled nursing facility in full and the next 80 days above a daily coinsurance amount, after the individual has qualified for Medicare coverage by a three-day hospital stay.

•	Part B — Supplemental Medicare insurance, which requires the beneficiary to pay monthly premiums will cover physician services and other outpatient services, such as physical, occupational, and speech therapy services, enteral nutrition, certain medical items, and X-ray services received outside of a Part A covered inpatient stay.

      Under Medicare — Part A, the nursing facility is reimbursed based upon the acuity level of the Medicare resident. Acuity is determined by classifying the resident into one of 44 RUGs categories based upon the nature of the resident’s condition and services needed. CMS adjusts the Medicare rates for the 44 RUGs categories on an annual basis on October 1st each year, and inflates the RUGs rates based upon an inflation factor referred to as the “market basket”. Under Medicare — Part B, the nursing facility is reimbursed based upon defined “fee screen” rates established by CMS.

Private Pay and Other

      Private pay and other sources consist of individuals or parties with contractual obligations to the residents such as private insurance companies, HMOs, PPOs, other charge-based payment sources, HMO Medicare risk plans, Blue Cross and the Department of Veterans Affairs.

Assisted Living Facilities

      Assisted living facility revenue is primarily derived from private pay residents at rates we establish based upon the services we provide and market conditions in the area of operation. Approximately 40 states provide or have approval to provide Medicaid reimbursement for board and care services provided in assisted living facilities. For the year end December 31, 2004, our assisted living facility revenue was $38.3 million, of which $35.1 million, or 91.6%, was from private pay residents and the balance from Medicaid. With our acquisition of ALC on January 31, 2005, we expect our future revenues from assisted living facilities to increase. ALC’s unaudited revenues for the year ended December 31, 2004 were approximately $176.0 million, of which $133.1 million or 75.6% were from private pay residents, and the balance from Medicaid.

Rehabilitation Therapy and Other Revenues

      We derive outpatient therapy revenues by providing rehabilitation therapy services to outside third parties at our clinics. The revenue sources are primarily HMO’s and commercial insurance (46%), workers’ compensation (23%), Medicare (22%), Medicaid (4%) and other sources, including self-pay clients (5%).

      Management and consulting fees are paid directly from the long-term care organizations with which we contract to provide services.

Quality of Care and Employee Training

Quality of Care

      Our “Commitment to Residents” emphasizes our corporate-wide philosophy of treating residents with dignity and respect, a philosophy that we implement and monitor through rigorous standards that we periodically assess and update.

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

Employee Training

      Employee training at all levels is an integral part of our ongoing efforts to improve and maintain our service quality. Each new nursing facility administrator and assisted living facility manager or director of nursing is required to attend a week of company-provided training to ensure that he or she understands all aspects of nursing facility operations, including clinical, management and business operations. We conduct additional training for these individuals and all other staff on a regional or local basis. For department heads and senior professional nursing staff, we provide a modular based supervisory training program, which is taken over a twelve-month period and is conducted within each of our facilities.

Employees

      As of December 31, 2004, we employed approximately 18,100 people, including approximately 3,600 registered and licensed practical nurses, 7,100 nursing assistants, 1,900 therapists, 4,100 dietary, domestic, maintenance and other staff and 1,400 administrative employees who work at our corporate offices and facilities.

      As one of the largest employers within the long-term care industry, we have been subject to the organizational efforts of certain unions. For several months starting in September 2004, we were subject to organizational efforts by the Service Employees International Union, or SEIU, at seven of our nursing facilities. However SEIU was not successful in achieving a union at any of these owned facilities. As of December 31, 2004, approximately 12% of our employees located in 32 of our nursing and assisted living facilities are represented by various labor unions. We have approximately 35 collective bargaining agreements, 23 of which expire within 12 months of March 31, 2005, among six unions covering approximately 2,100 employees. As of December 31, 2004 we were in the process of negotiating seven of these collective bargaining agreements. As of the date of filing this Annual Report on Form 10-K, we have completed negotiations relating to six of these collective bargaining agreements. To date, our facilities have never experienced any material work stoppage and we believe that we have a good relationship with all of our employees. However, we cannot predict the effect continued union representation or organization activities will have on our future operations.

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

Competition

      The long-term care industry in the United States is highly competitive with companies offering a variety of similar services. We face local and regional competition from other healthcare providers, including for-profit and not-for-profit organizations, hospital-based nursing units, rehabilitation hospitals, home health agencies, medical supplies and services agencies and rehabilitative therapy providers. Newer assisted living facilities may attract potential and existing residents. Significant competitive factors affecting the placement of residents in nursing and assisted living facilities include quality of care, services offered, reputation, physical appearance, location and, in the case of private pay residents, cost of the services.

      Our group purchasing and management and consulting services groups compete with similar operations in the long-term care industry.

      We also compete with other providers in the acquisition and development of additional facilities. Other competitors may accept a lower rate of return, and therefore, present significant price competition. Also, tax-exempt not-for-profit organizations may finance acquisitions and capital expenditures on a tax-exempt basis or receive charitable contributions unavailable to us.

Government Regulation

      Various federal, state and local governmental authorities in the United States regulate the provision of institutional care and healthcare services. Though we believe our operations comply with the laws governing our industry, we cannot guarantee that we will be in absolute compliance with all regulations at all times. Failure to comply may result in significant penalties, including exclusion from the Medicare and Medicaid programs, which could have a material adverse effect on our business. We cannot assure you that governmental authorities will not impose additional restrictions on our activities that might adversely affect our business. In addition to the information presented below, please see the “Risk Factors” section in this Annual Report on Form 10-K.

General Regulatory Requirements

      Nursing facilities, assisted living facilities and other healthcare businesses are subject to licensure and other state and local regulatory requirements. In addition, in order for a nursing facility to be approved for payment under the Medicare and Medicaid reimbursement programs, it must meet the participation requirements of the Social Security Act and related regulations. The regulatory requirements for nursing facility licensure and participation in Medicare and Medicaid generally prescribe standards relating to provision of services, resident rights, staffing, employee training, physical environment and administration. Nursing and assisted living facilities are generally subject to unannounced annual inspections by state or local authorities for purposes of licensure, and in the case of nursing facilities, for purposes of certification under Medicare and Medicaid. These surveys will also confirm whether a nursing facility continues to meet Medicare and Medicaid participation standards. As of December 31, 2004, all of our nursing facilities are licensed under applicable state laws and all of our nursing facilities are certified to participate in either the Medicare program, the Medicaid program, or both.

Nursing Facility Regulation

      CMS has established regulations to implement survey, certification and enforcement procedures. The survey process is intended to review the actual provision of care and services, with an emphasis on resident outcomes, to determine whether the care provided meets the assessed needs of the individual residents. Surveys are generally conducted on an unannounced annual basis by state survey agencies. Remedies are assessed for cited deficiencies based upon the scope and severity of the cited deficiencies. The regulations specify that the remedies are intended to motivate facilities to return to compliance and to facilitate the removal of chronically poor performing facilities from the Medicare or Medicaid programs. Remedies range from:

•	directed plans of correction, directed in-service training and state monitoring for minor deficiencies;

•	denial of Medicare or Medicaid reimbursement for existing residents or new admissions, and civil money penalties up to $3,000 per day for deficiencies that do not immediately jeopardize resident health and safety; and

•	appointment of temporary management, termination from the program and civil money penalties of up to $10,000 for one or more deficiencies that immediately jeopardize resident health or safety.

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

      While we try to comply with all applicable regulatory requirements, from time to time some of our nursing facilities have been sanctioned as a result of deficiencies cited by CMS or state survey agencies. We cannot assure you that we will not be sanctioned in the future.

      Federal law requires each state to have a Medicaid Fraud Control Unit, which is responsible for investigating provider fraud and resident abuse in Medicaid funded facilities. We are aware of an investigation by this unit in Kentucky, but this investigation has been inactive for a substantial period of time. During 2004, we had an investigation concerning resident care and funds received for Certified Nurse Assistant training at the Lakeside facility before the operations were transferred to Lakeside Health under a lease arrangement. As of December 31, 2004, we were in the final negotiations with the State to settle all of these issues and have accrued for known and estimated fines and penalties to be assessed. In March 2005, we reached settlement with the state for the $2.3 million we accrued.

The CMS Nursing Home Quality Initiative

      CMS launched in April 2002 a Nursing Home Quality Initiative to provide consumers with comparative information about nursing home quality measures, which rates every nursing facility on nine quality of care indicators. These quality of care indicators include such measures as percentages of patients with infections, bedsores and unplanned weight loss and this comparative data is available to the public on the CMS website. We believe that, though the information is important to share with the public and may drive improvements in quality of care in the long-term care industry, the data can be influenced by the level of care and nature of admissions at a particular facility, in addition to the quality of care.

Restrictions on Acquisitions and Construction

      Acquisition and construction of additional nursing facilities, changes in licensed bed capacity, or facility closure are subject to state regulation. Most of the states in which we currently operate have adopted laws to regulate ownership transfer and expansion of nursing facilities. Approvals must be obtained prior to a change of ownership, or CHOW. Certificate of need laws generally require that a state agency approve certain acquisitions or physical plant changes and determine that a need exists prior to the addition of beds or services, the implementation of the physical plant changes or the incurrence of capital expenditures exceeding a prescribed amount. Some states also prohibit, restrict or delay the issuance of certificates of need, or have moratoriums on the addition of licensed bed capacity. In addition, in most states the reduction of beds or the closure of a facility requires the approval of the appropriate state regulatory agency. Our nursing facility expansions comply with all state regulations regarding expansion. Prior to engaging in any regulated expansion project, we obtain certificates of need, if required by law. If we decide to reduce beds or close a facility, we could be adversely affected by a failure to obtain or a delay in obtaining required regulatory approval. To the extent that a certificate of need or other similar approvals are required for expansion of our operations, either through facility acquisitions, construction of new facilities or additions to existing facilities, or expansion or provision of new services or other changes, or to the extent expansion in licensed bed capacity is otherwise restricted, our expansion proposals could be adversely affected by an inability to obtain the necessary approvals, changes in the standards applicable to such approvals and possible delays and expenses associated with obtaining such approvals.

      Acquisition, construction and operation of assisted living facilities are subject to less stringent regulation than nursing facilities and, in the absence of uniform federal regulations, states have developed their own regulations. The majority of states have implemented regulations regarding the acquisition, construction and operation of assisted living facilities. Virtually every state has a licensure process, registration process or some other form of regulation that may apply to assisted living providers. Depending on the level of services that an assisted living provider supplies, the provider may be required to obtain a license. Licensure regulations may be based on admission and discharge criteria and the variety and type of services provided. Many states require that potential operators submit building plans and receive state approval prior to construction of an assisted living facility. The approval process when certificates of need are involved is more of a clearance process, however, assisted living facilities must meet a stringent set of building construction and design regulations including the Life Safety Code (NFPA101). State regulators conduct inspections of assisted living facilities on a periodic basis that are similar to their inspections of nursing facilities in most cases. As of December 31, 2004, we believe all of our assisted living facilities were compliant in all material respects with applicable state licensure, building construction and design regulations.

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

      We believe our billing practices, operations and compensation and financial arrangements with referral sources and others materially comply with applicable federal and state requirements. However, we cannot assure you that a governmental authority will not interpret such requirements in a manner inconsistent with our interpretation and application. If we fail to comply, even inadvertently, with any of these requirements, we could be required to alter our operations and/or refund payments to the government. In addition, we could be subject to significant penalties. Even if we successfully defend against any action against us for violating these laws or regulations, we would likely be forced to incur significant legal expenses and divert our management’s attention from the operation of our business. Any of these actions, individually or in the aggregate, could have a material adverse effect on our business and financial results. We cannot reasonably predict whether enforcement activities will increase at the federal or state level or the effect of any such increase on our business.

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

      Recognizing that the law is broad and may technically prohibit beneficial arrangements, the Office of Inspector General of the Department of Health and Human Services developed regulations addressing those types of business arrangements that will not be subject to scrutiny under the law. These safe harbors describe activities that may technically violate the act, but which are not to be considered illegal when carried on in conformance with the regulations. For example, the safe harbors cover activities such as contracting with physicians or other individuals that have the potential to refer business to us that would ultimately be billed to a federal health program. Failure to qualify for safe harbor protection does not mean that an arrangement is illegal. Rather, the arrangement must be analyzed under the anti-kickback statute to determine whether there is intent to pay or receive remuneration in return for referrals. Conduct and business arrangements that do not fully satisfy one of the safe harbors may result in increased scrutiny by government enforcement authorities. In addition, some states have anti-kickback laws that may apply regardless of whether a federal healthcare program is involved. Although our business arrangements may not always satisfy all of the criteria of a safe harbor, we believe that as of December 31, 2004, our operations were in material compliance with federal and state anti-kickback laws.

      Under the federal “Stark II” law, physicians are prohibited from making a referral to an entity for the furnishing of designated health services, including therapy services for which Medicare or Medicaid may pay, if the physician, or an immediate family member of the physician, has a financial relationship, including ownership interests and compensation arrangements, with that entity and the relationship fails to meet a statutory or regulatory exception to the rule. The penalties for violating this act include denial of payment, additional financial penalties and exclusion from participating in federal health programs. In addition, a number of states have enacted their own versions of self-referral laws.

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

      Federal law provides that practitioners, providers and related persons may not participate in most federal healthcare programs, including the Medicare and Medicaid programs, if the individual or entity has been convicted of a criminal offense related to the delivery of an item or service under these programs or if the individual or entity has been convicted under state or federal law, of a criminal offense relating to neglect or abuse of residents in connection with the delivery of a healthcare item or service. Other individuals or entities may be, but are not required to be, excluded from such programs under certain circumstances, including the following:

•	conviction related to fraud;

•	conviction relating to obstruction of an investigation;

•	conviction relating to a controlled substance;

•	licensure revocation or suspension;

•	exclusion or suspension from state or other federal healthcare programs;

•	filing claims for excessive charges or unnecessary services or failure to furnish medically necessary services;

•	ownership or control by an individual who has been excluded from the Medicaid and/or Medicare programs, against whom a civil monetary penalty related to the Medicaid and/or Medicare programs has been assessed or who has been convicted of the crimes; and

•	the transfer of ownership or control interest in an entity to an immediate family or household member in anticipation of, or following, a conviction, assessment or exclusion from the Medicare or Medicaid programs.

Office of the Inspector General

      The Office of Inspector General, or OIG, amongst other priorities, identifies and eliminates fraud, abuse and waste in certain federal healthcare programs. The OIG has implemented a nationwide program of audits, inspections and investigations and from time to time issues “fraud alerts” to segments of the healthcare industry on particular practices that are vulnerable to abuse. The fraud alerts inform healthcare providers of potentially abusive practices or transactions that are subject to criminal activity and reportable to the OIG.

      An increasing level of resources have been devoted to investigation of allegations of fraud and abuse in the Medicare and Medicaid programs, and federal and state regulatory authorities are taking an increasingly strict view of the requirements imposed on healthcare providers by the Social Security Act and Medicare and Medicaid programs.

CrossDecertification and De-Licensure

      In some circumstances, if one facility is convicted of abusive or fraudulent behavior, then other facilities under common control or ownership may be decertified from participating in Medicaid or Medicare programs. Executive Order 12549 prohibits any corporation or facility from participating in federal contracts if it or its principals have been barred, suspended, ineligible, or have been voluntarily excluded from participating in federal contracts. In addition, some state regulations provide that all facilities under common control or ownership licensed within a state may be de-licensed if any one or more of the facilities are de-licensed. To date, neither we nor our subsidiaries have experienced any cross-decertifications and none of our subsidiaries’ facilities have been de-licensed.

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

Environmental Laws and Regulations

      Some federal and state laws govern the handling and disposal of medical, infectious and hazardous waste. If an entity fails to comply with those laws or the related regulations, the entity could be subject to fines, criminal penalties and other enforcement actions. Federal regulations established by the Occupational Safety and Health Administration impose additional requirements on us with regard to protecting employees from exposure to blood borne pathogens. We have developed policies for the handling and disposal of medical, infectious and hazardous waste to assure that each of our facilities complies with those laws and regulations. We incur ongoing operational costs to comply with environmental laws and regulations. However, we have not had to make any material capital expenditures to comply with such laws and regulations. As of December 31,

2004, we believe that we substantially comply with applicable laws and regulations governing these requirements.

      As a result of fires in long-term care facilities in recent years, states are reconsidering the laws governing the requirement for facilities to have sprinklers systems. In February 2004 the AHCA reaffirmed its position taken in October 2003 that nursing facilities nationwide be required to implement sprinkler systems, provided that federal funding and/or low-cost financing is made available for the installation of such systems. As of December 31, 2004, we had approximately 24 facilities without sprinkler systems. However, as part of a renovation plan announced in November 2003, we intend to install sprinkler systems in the remaining facilities by December 2006 for an estimated cost of $4.5 million.

Health Insurance Portability and Accountability Act

      The Health Insurance Portability and Accountability Act of 1996, or HIPAA, requires us to comply with standards for the exchange of health information within our company and with third parties and protect the confidentiality and security of health data. More specifically, HIPAA calls for:

•	standardization of electronic patient health, administrative and financial data;

•	unique health identifiers for individuals, employers, health plans and healthcare providers;

•	privacy standards protecting the privacy of individually identifiable health information; and

•	security standards protecting the confidentiality and integrity of individually identifiable health information.

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

      The second rule established standards for electronic data transactions and code sets, as were outlined in the final regulations of August 2000. These standards are designed to allow entities to exchange medical, billing and other information and to process transactions in a more effective manner electronically. In compliance with the October 2003 effective date, we have implemented the new electronic transaction and code sets with all fiscal intermediaries and the states, which accept the new electronic data transactions and code sets. We believe we are in compliance with the transaction and code sets standards.

      The third rule, issued in 2003, governs the security of health information. Compliance with the security regulations is required by April 21, 2005. The security regulations apply only to electronic protected health information, and have four main objectives to:

•	ensure the confidentiality, integrity and availability of protected health information that a covered entity creates, receives, maintains or transmits electronically;

•	protect against any reasonably anticipated hazards that might threaten the security or integrity of electronic protected health information;

•	protect against any unauthorized use or disclosure of electronic protected health information that can be reasonably anticipated; and

•	ensure that the covered entity’s workforce complies with the full range of security measures.

      Although HIPAA was intended to ultimately reduce administrative expenses and burdens faced within the healthcare industry, it is generally agreed that the implementation of this law will result in additional costs to all healthcare organizations in the short term. We established a HIPAA task force consisting of clinical, legal, financial and information services professionals to work on the project, and monitor the implementation and compliance to the standards and procedural changes within our organization. At this time, we believe we fully comply with the HIPAA privacy and transactions standards. Our ability to comply with the transaction and security standards is, in part, dependent upon other third parties. Should it be determined that we have not complied with the new standards, we could be subject to criminal penalties and civil sanctions. We do not believe our on-going implementation to comply with the HIPAA standards will have a material impact on our consolidated financial statements.

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

Insurance

      We currently maintain insurance policies for property coverage, workers’ compensation and employer’s liability insurance in amounts and with such coverage and deductibles as we believe adequate based on availability, the nature and risks of our business, historical experience and industry standards. These policies are obtained through both affiliated subsidiaries of Extendicare and third-party insurers. We self-insure for health and dental claims, workers’ compensation and employer’s liability in certain states. Management believes that, as of December 31, 2004, our skilled nursing facilities, assisted living facilities and rehabilitation therapy clinics were adequately insured.

      As a result of limited availability from third-party insurers or availability at an excessive cost or deductible, since January 2000, we generally self insure for comprehensive general and professional liability (including malpractice insurance for our health providers, assistants and other staff, as it relates to their respective duties performed on our behalf) up to a certain amount per incident. In January 2000, our retained risk for general and professional liability coverage increased significantly resulting in us providing accruals based upon past claims and actuarial estimates of the ultimate cost to settle claims. Those risks were significantly reduced when we ceased operation of all Florida facilities in 2000 and Texas nursing facilities in the fourth quarter of 2001. As of December 31, 2004, we have provided for $37.0 million in accruals for known or potential general and professional liability claims based on claims experience and an independent actuarial review. Based upon such claims experience and independent actuarial review, we believe that our accrual is adequate to cover any losses from general and professional liability claims. General and professional liability claims are the most volatile and significant of the risks that we self-insure.

Legal Proceedings

      For information regarding legal proceedings, please see the “Risk Factors”, “Legal Proceedings” and “Management Discussion and Analysis of Financial Condition and Results of Operations” sections in this Annual Report on Form 10-K.

Website

      Our parent company, Extendicare, maintains a website at www.extendicare.com. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, and certain other of our Securities and Exchange Commission filings are available free of charge through contact information provided on the Extendicare website. You can also contact our Communications Department at the address or phone number on the front of this Annual Report, for a copy, free of charge, of our Annual Report on Form 10-K or quarterly reports on Form 10-Q. The filings are also available as soon as reasonably practicable after we electronically file such material with or furnish such material to the Securities and Exchange Commission.

      We are not including the information contained on, or available through, Extendicare’s website, as part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

ITEM 2.	PROPERTIES

      At December 31, 2004, we operated 173 long-term care facilities with 15,673 beds in 12 states, of which 141 were nursing facilities with 14,069 beds and 32 were assisted living facilities with 1,604 units. We also managed 12 long-term care facilities with 969 beds, of which 7 were nursing facilities with 813 beds and five were assisted living facilities with 156 units. In addition, we provided consulting services for 77 long-term care facilities with 9,446 beds. In addition, we owned long-term care properties of which 11 were nursing properties with 1,310 beds that were leased and operated by three unrelated long-term care providers. At December 31, 2004, we also operated 21 rehabilitative therapy clinics: eleven in Pennsylvania, one in Ohio, two in Texas and seven in Wisconsin. The following table lists by state, the nursing and assisted living facilities that we operated or managed at December 31, 2004:

			Leased		Total Facilities				Total Facilities
	Owned Facilities		Facilities(1)		Under Operations		Managed Facilities		Under Management

		Resident		Resident		Resident		Resident		Resident
	Number	Capacity	Number	Capacity	Number	Capacity	Number	Capacity	Number	Capacity

Pennsylvania	21	2,224	—	—	21	2,224	12	969	33	3,193
Ohio	24	2,421	7	774	31	3,195	—	—	31	3,195
Wisconsin	35	2,536	—	—	35	2,536	—	—	35	2,536
Indiana	22	2,046	—	—	22	2,046	—	—	22	2,046
Washington	20	1,611	3	320	23	1,931	—	—	23	1,931
Kentucky	19	1,561	—	—	19	1,561	—	—	19	1,561
Minnesota	11	1,336	—	—	11	1,336	—	—	11	1,336
Oregon	5	300	—	—	5	300	—	—	5	300
Idaho	2	194	—	—	2	194	—	—	2	194
Delaware	1	120	—	—	1	120	—	—	1	120
West Virginia	1	120	—	—	1	120	—	—	1	120
Texas	2	110	—	—	2	110	—	—	2	110

Total	163	14,579	10	1,094	173	15,673	12	969	185	16,642

Nursing	132	13,038	9	1,031	141	14,069	7	813	148	14,882
Assisted living	31	1,541	1	63	32	1,604	5	156	37	1,760
Consulting services(2):
Florida									47	6,016
Texas									18	1,695
Massachusetts									5	606
Pennsylvania									4	564
Louisiana									3	565

Total consulting services									77	9,446

Total, including consulting services									262	26,088

Breakdown by type of facility:
Nursing									220	23,835
Assisted living									42	2,253

Total, including consulting services									262	26,088

OTHER PROPERTIES OWNED:
Nursing facilities under lease(3)									11	1,310

(1)	The remaining life of the leases, not including renewal options, ranges from one to eight years, the average being three years. We retain an option to purchase the leased property for four of the 10 leased properties. For lease payment information, please see Note 20 to our consolidated financial statements.

(2)	Consulting services provided to the facilities listed include billing, accounts receivable tracking, invoice processing, payroll, financial reporting and cost reimbursements services.

(3)	We own 11 nursing properties held under lease arrangements with three unrelated long-term care operators. Senior Health Properties — South, Inc. leases six properties whose term matures on December 31, 2006. Senior Health Properties — Texas, Inc. leases four properties whose term matures on September 30, 2006. In addition, Senior Health Properties — Texas, Inc. subleases 12 leased facilities whose term matures in February 2012. The facilities we lease to Senior Health Properties — South, Inc. and Senior Health Properties — Texas, Inc. are included in the facilities for which we provide consulting services. We lease one property in Wisconsin for a term that expires in July 2007 to Lakeside Health, L.L.C., a wholly owned subsidiary of Benedictine Health Dimensions, Inc.

Properties Following the Acquisition of ALC

      On January 31, 2005, we completed our acquisition of ALC. ALC has a portfolio of 177 assisted living facilities, including 122 owned and 55 leased facilities representing 6,838 units located in 14 states. Following our acquisition of ALC, we operated or managed the following facilities:

			Leased		Total Facilities				Total Facilities
	Owned Facilities		Facilities(1)		Under Operations		Managed Facilities		Under Management

		Resident		Resident		Resident		Resident		Resident
	Number	Capacity	Number	Capacity	Number	Capacity	Number	Capacity	Number	Capacity

Pennsylvania	29	2,536	1	39	30	2,575	12	969	42	3,544
Ohio	36	2,873	12	965	48	3,838	—	—	48	3,838
Wisconsin	35	2,536	—	—	35	2,536	—	—	35	2,536
Indiana	40	2,748	2	78	42	2,826	—	—	42	2,826
Washington	28	1,942	11	628	39	2,570	—	—	39	2,570
Texas	28	1,125	14	563	42	1,688	—	—	42	1,688
Kentucky	19	1,561	—	—	19	1,561	—	—	19	1,561
Minnesota	11	1,336	—	—	11	1,336	—	—	11	1,336
Oregon	15	626	8	276	23	902	—	—	23	902
Arizona	7	324	2	76	9	400	—	—	9	400
Idaho	7	390	4	148	11	538	—	—	11	538
South Carolina	6	234	3	117	9	351	—	—	9	351
Nebraska	5	168	4	156	9	324	—	—	9	324
New Jersey	5	195	3	117	8	312	—	—	8	312
Iowa	5	189	1	35	6	224	—	—	6	224
Louisiana	4	173	—	—	4	173	—	—	4	173
Delaware	1	120	—	—	1	120	—	—	1	120
West Virginia	1	120	—	—	1	120	—	—	1	120
Michigan	3	117	—	—	3	117	—	—	3	117

Total	285	19,313	65	3,198	350	22,511	12	969	362	23,480

Nursing	132	13,038	9	1,031	141	14,069	7	813	148	14,882
Assisted living	153	6,275	56	2,167	209	8,442	5	156	214	8,598
Consulting services(2):
Florida									47	6,016
Texas									18	1,695
Massachusetts									5	606
Pennsylvania									4	564
Louisiana									3	565

Total consulting services									77	9,446

Total, including consulting services									439	32,926

Breakdown by type of facility:
Nursing									220	23,835
Assisted living									219	9,091

Total, including consulting services									439	32,926

OTHER PROPERTIES OWNED:
Nursing facilities under lease(3)									11	1,310

(1)	The remaining life of the leases, not including renewal options exercisable solely by us, ranges from one to ten years, the average being about four years. We retain an option to purchase the leased property for four of the 65 leased properties. For lease payment information, please see Note 20 to our consolidated financial statements. For information in respect of two of the significant lessors in respect of ALC, refer to Note 19 of our consolidated financial statements.

(2)	Consulting services provided to the facilities listed include billing, accounts receivable tracking, invoice processing, payroll, financial reporting and cost reimbursements services.

(3)	We own 11 nursing properties held under lease arrangements with three unrelated long-term care operators. Senior Health Properties — South, Inc. leases six properties whose term matures on December 31, 2006. Senior Health Properties — Texas, Inc. leases four properties whose term matures on September 30, 2006. In addition, Senior Health Properties — Texas, Inc. subleases 12 leased facilities whose term matures in February 2012. The facilities we lease to Senior Health Properties — South, Inc. and Senior Health Properties — Texas, Inc. are included in the facilities for which we provide consulting services. We lease one property in Wisconsin for a term that expires in July 2007 to Lakeside Health, L.L.C., a wholly owned subsidiary of Benedictine Health Dimensions, Inc.

     The number of nursing beds and assisted living units identified in the above tables and throughout this Annual Report on Form 10-K represents the approximate number of operational beds and units that we currently use. The number of operational beds and units is subject to periodic changes and can be less than the licensed number of beds approved by the state due to market and other factors.

ITEM 3.	LEGAL PROCEEDINGS

      We are defendants in actions against us from time to time in connection with our operations and due to the nature of our business. These actions may include civil or criminal actions from personal injury and wrongful death suits arising out of allegation of professional malpractice brought against us, one or more of our facilities, or the individuals who work at particular facilities. We are unable to predict the ultimate outcome of pending litigation and other investigations. We cannot assure you that claims will not arise that are in excess of our insurance coverage, are not covered by our insurance coverage or result in punitive damage being assessed against us. In addition, we cannot assure you that the United States Department of Justice, CMS or other regulatory agencies will not initiate investigations related to our businesses in the future. A successful claim against us that is not covered by, or is in excess of, our insurance could have a material adverse effect on our financial condition and results of operation. Claims against us, regardless of their merit or eventual outcome, would require management to devote time to matters unrelated to the operation of our business and, due to publicity, may also have a material adverse effect on our ability to attract residents or expand our operations.

      We have experienced an increasing trend in the number and severity of litigation claims asserted against us. We believe that this trend is endemic to the long-term care industry and is a result of the increasing number of large judgments, including large punitive damage awards, against long-term care providers in recent years resulting in an increased awareness by plaintiff’s lawyers of potentially large recoveries. This has been particularly the case in the States of Florida and Texas where we formerly operated nursing facilities. Over the past two years, certain states have implemented limited tort reform changes. For example, Texas has placed a punitive damage award limit of $250,000. However, as a result of the litigious environment, insurance coverage for general and professional liability claims has increased and in certain states become unavailable to operators where insurance companies have refrained from providing insurance. There can be no assurance that we will not be liable for claims in excess of the amounts provided or for punitive damages awarded in such litigation cases. We also believe that there has been, and will continue to be, an increase in governmental investigations of long-term care providers and in enforcement actions resulting from these investigations. Adverse determinations in legal proceedings or governmental investigations, whether currently asserted or arising in the future, could have a material adverse effect on us.

      As referred to in the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” section of this Annual Report on Form 10-K, pursuant to the disposition of our pharmacy operations in 1998, we entered into a Preferred Provider Agreement with Omnicare, Inc., or Omnicare. The terms of the Preferred Provider Agreement enabled Omnicare to execute Pharmacy Service Agreements and Consulting Service Agreements with all of our skilled nursing facilities. In 2001, we and Omnicare brought a matter to arbitration involving “per diem” pricing rates billed for managed care residents. This matter was subsequently settled and amounts reflected within the financial results. We are currently negotiating the pricing of drugs for Medicare residents and should this matter not be settled, the matter will be taken to arbitration. In addition, in connection with its agreements to provide pharmacy services, Omnicare has requested arbitration for an alleged lost profits claim related to our disposition of assets, primarily in Florida. Damage amounts, if any, cannot be reasonably estimated based on information available to us at this time. We and Omnicare continue to discuss the claim and should we fail to resolve the matter, the claim will be taken to an arbitration hearing. An arbitration hearing has not been scheduled. We believe that we have interpreted correctly and complied with the terms of the agreement, however, there can be no assurance that we will prevail at any arbitration hearing, or that other claims will not be made with respect to the agreement.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      As of the date of this Annual Report on Form 10-K, Extendicare Holdings Inc., or EHI, a wholly-owned subsidiary of Extendicare Inc., owns all of our outstanding common stock and therefore there is no external market for our shares. We have not paid dividends to EHI in 2004, 2003 and 2002. However, we have received federal tax refunds from EHI and made federal tax-related payments to EHI in settlement of federal taxes amounts due to or from EHI throughout this period. We are restricted from making payments or paying dividends to EHI, except to: (1) reimburse EHI for up to $5.0 million of corporate overhead expenses incurred in the ordinary course of business, and (2) pay any taxes which are due and payable by EHI.

ITEM 6.	SELECTED FINANCIAL DATA

      The following table summarizes our selected consolidated financial data, which has been derived from our consolidated financial statements as audited by KPMG LLP, our registered public accounting firm. You should read the following information in conjunction with our consolidated financial statements and related notes included within Item 8 and the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” section, being Item 7, of this Annual Report on Form 10-K.

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(thousands of dollars unless otherwise noted)
Income Statement Data:
Revenues:
Nursing and assisted living facilities	$918,867	$843,414	$787,419	$766,952	$904,847
Outpatient therapy and medical supplies	10,987	11,524	10,280	9,515	9,716
Other	17,998	15,494	17,352	17,640	8,506

Total revenues	947,852	870,432	815,051	794,107	923,069
Costs and expenses:
Operating	776,730	731,134	691,094	684,814	825,172
General and administrative	29,722	30,871	32,947	32,387	46,507
Lease costs	9,049	9,113	10,642	14,575	15,731
Depreciation and amortization	35,200	37,448	37,575	40,772	45,434
Interest expense, net	17,183	29,946	31,529	35,560	45,155
Valuation adjustment on interest rate caps	7,983	(131)	746	—	—
Loss on disposal of assets, provision for closure and exit costs and impairment of long-lived assets	8,541	—	1,332	25,931	27,416
Loss on refinancing and retirement of debt	6,484	—	2,849	75	699

Income (loss) before income taxes	56,960	32,051	6,337	(40,007)	(83,045)

Net income (loss)	$67,738	$20,086	$3,220	$(27,495)	$(55,121)

Operating Data:
Number of facilities at end of period:
Owned and leased:
Nursing	141	140	139	139	155
Assisted living	32	34	36	36	36

Total owned and leased	173	174	175	175	191

Managed	12	19	22	23	21
Consulting services	77	63	39	35	12
Average resident census:
Nursing	13,038	12,901	12,727	13,358	16,253
Assisted living	1,434	1,496	1,472	1,463	1,600
Average occupancy rate:
Nursing	91.8%	91.5%	90.3%	87.5%	87.5%
Assisted living	84.4%	86.3%	83.9%	83.1%	84.6%
Payor source as a % of total revenue:
Medicare	30%	27%	26%	24%	24%
Medicaid	47%	49%	50%	51%	51%
Private pay	23%	24%	24%	25%	25%
Balance Sheet Data (end of period):
Cash and cash equivalents	$29,612	$48,855	$24,360	$407	$1,102
Working capital	29,570	55,795	29,897	(2,554)	44,473
Property and equipment	446,085	448,743	453,119	477,830	507,536
Total assets	735,957	833,349	830,278	795,246	873,051
Total debt	291,932	392,918	398,150	385,347	451,147
Shareholder’s equity	250,189	182,660	159,201	156,002	184,161
Other Financial Data:
Capital expenditures for property and equipment	25,444	21,029	18,659	16,348	14,169
Capital expenditures for acquisitions	6,454	4,124	17,930	—	—
Capital expenditures for new construction	14,970	4,304	—	—	—
Net cash flow provided by operating activities	81,400	56,033	38,832	82,626	32,842
Days of revenue outstanding	37	40	43	45	52

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Executive Overview

      Our operations and net earnings improved for the fifth consecutive year and through the collection of a number of significant notes and receivables, and our refinancing, we improved the strength of our balance sheet. Improvement in total average daily census (1.1%) and Medicare average daily census (7.9%), along with a focus on operating costs, resulted in an increase of revenues of $77.4 million and a $24.9 million improvement in income before income taxes. Through the acquisition of Assisted Living Concepts, Inc., or ALC, we have emerged from the restructuring strategy that was largely completed by the end of 2002, and are now in a growth mode. However, we continue to be cautious of future potential actions by the Centers of Medicare and Medicaid Services, or CMS, which could result in the discontinuance of temporary enhancements through the implementation of a RUGs refinement change.

      Our business strategy and competitive strengths are outlined in detail in Item 1 in this Annual Report on Form 10-K. Our key business goals are to:

•	strengthen both Medicare and total average daily census;

•	improve operating cash flow;

•	expand our asset portfolio through acquisition or internal growth, and actively manage our asset portfolio, including where appropriate, divesting facilities that fail to meet our performance goals;

•	expand non-government based revenue sources, thereby decreasing the level of risk and reliance on government funding;

•	diversify within the long-term care industry through growth of facilities under full management or selected consulting, agreements and rehabilitation clinics; and

•	increase our operating efficiency.

      Total census on a same facility basis in our nursing facilities increased 0.9% to 12,607 in 2004 compared to 12,490 in 2003. Medicare census on a same facility basis increased 8.5% to 2,100 in 2004 compared to 1,935 in 2003.

      In June 2004, we acquired four nursing facilities (321 beds) in Indiana for $5.0 million in cash. We completed four construction projects during 2004 that increased operational capacity at one nursing facility and two assisted living facilities and added one new free-standing assisted living facility. We currently have 11 additional construction projects in progress that will add 18 nursing beds and 376 assisted living facility units. We expect nine of the construction projects will be completed in 2005 and the remaining are scheduled to be completed in 2006. In 2004, we also divested all of our nursing and assisted living facilities in Arkansas for $6.1 million and transferred operations of one nursing facility in Wisconsin to another long-term care provider.

      On November 4, 2004, we entered into a definitive merger and acquisition agreement with ALC of Dallas, Texas (OTC. BB: ASLC) providing for the acquisition of all of the outstanding shares and stock options of ALC for $18.50 per share. The completion of the acquisition was subject to certain conditions, including approval by ALC’s shareholders and certain customary regulatory approvals. On January 31, 2005, the shareholders of ALC approved the transaction and we completed the acquisition for a total of approximately $285 million, including the assumption of ALC’s existing debt of approximately $141 million. We financed the acquisition by using approximately $29 million in cash on hand, a $55 million 6% Term Loan from Extendicare Holdings, Inc. and drawing down $60 million from our credit facility. ALC has a portfolio of 177 assisted living facilities, including 122 owned and 55 leased facilities representing 6,838 units located in 14 states, many in markets where we currently operate.

      We initiated and completed in the second quarter of 2004 several transactions that reduced our level of debt and, as a result, improved our operating cash flow and cash resources. In April 2004, we sold and issued $125.0 million aggregate principal amount of 6.875% Senior Subordinated Notes due 2014, or 2014 Notes.

The net proceeds from the sale and issuance of the 2014 Notes were approximately $117.4 million, net of a $3.1 million discount and fees and expenses of $4.5 million. We used these net proceeds, together with borrowings under our amended and restated credit facility, to purchase for cash approximately $104.9 million aggregate principal amount of our 9.35% Senior Subordinated Notes due 2007, or 2007 Notes, validly tendered in the tender offer that we commenced in April 2004 and to redeem the remaining $95.1 million of 2007 Notes not tendered in the tender offer or cancelled. In addition, in April 2004, coterminous with the redemption of the 2007 Notes, we terminated our related interest rate swap and cap agreements for an aggregate gain of $3.3 million. In addition, to hedge our exposure to fluctuations in market value, we entered into two new interest rate swap agreements and two new interest rate cap agreements relating to the 9.50% Senior Notes due 2010, or the 2010 Senior Notes, and the 2014 Notes. As a result of our debt refinancing, we lowered our long-term debt and debt to equity ratio from $392.9 million and 2.2 to 1, respectively, as of December 31, 2003 to $291.9 million and 1.2 to 1 as of December 31, 2004, and we also reduced our weighted average interest rate from 7.5% as of December 31, 2003 to approximately 6.3% as of December 31, 2004.

      We also monetized $30.6 million in notes that were formerly outstanding from our Florida divestiture program and reduced our balance of Medicare settlement receivables. We accepted and received in February and June 2004, a total of $20.6 million in cash prepayments for all outstanding notes receivable from Tandem Health Care, Inc., or Tandem, and as a result recorded a loss in the second quarter of $1.3 million. In June 2004, we concluded the September 2000 deferred sales transaction with Greystone Tribeca Acquisition, L.L.C., or Greystone, by receipt of the final consideration of $10.0 million on the Vendor Take Back Note plus $2.6 million in interest. As a result, we recognized a gain on the sale of assets of $4.9 million and related interest income of $1.7 million.

      During 2004, we reached negotiated settlements with our Fiscal Intermediaries, or FIs, of all significant outstanding Medicare settlement issues pertaining to revenues earned prior to the implementation of the Prospective Payment System, or PPS. In January 2004, we negotiated and subsequently received a cash settlement of $5.6 million for all remaining years of a Medicare settlement receivable involving a staffing cost matter. In April 2004, we reached a negotiated settlement on an allocation of overhead cost settlement receivable issue that resulted in the receipt of $6.6 million in cash in May 2004. In August 2004, we reached a negotiated settlement, which resulted in the payment of $1.8 million in December 2004, with respect to various issues relating to facilities purchased in the Arbor Health Care Company, or Arbor, acquisition in 1997. In September 2004, we reached a negotiated settlement with respect to the Director of Nursing staff cost issue that resulted in the collection of $2.8 million in October 2004. As a result of these settlements, Medicare and Medicaid settlement receivables declined $20.2 million from a balance of $37.2 million as of December 31, 2003 to $17.0 million as of December 31, 2004. The settlement of the Arbor issues resulted in a charge of $6.9 million to previously accrued liability balances, however, the remainder of the settlements did not result in any significant adjustment to the recorded receivable balance.

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

      Government agencies have steadily increased their enforcement activity over the past several years. As a result, we are continually allocating increased resources to ensure compliance with applicable regulations and to respond to inspections, investigations and/or enforcement actions. In July 2004, as a result of facility citations for survey deficiencies in the Lakeside nursing facility in Chippewa Falls, Wisconsin, we reached an agreement with the State of Wisconsin to transfer the operations of the nursing facility under a lease arrangement. On August 1, 2004, we transferred the operations to Lakeside Health L.L.C., or Lakeside Health, a subsidiary of Benedictine Health Dimensions, Inc., or Benedictine, another long-term care provider.

As a result of the financial and operating performance of Lakeside Health in the fourth quarter, in December 2004 we recorded an asset impairment provision of $6.8 million to reduce the carrying value of the Lakeside leased property from $13.0 million to $6.2 million. We determined the reduced property value based upon our estimate of the current market value of the facility, which assumes the facility attains a suitable Medicare occupancy level. There cannot be assurance that a future reduction in the carrying value will not be required if these estimates change. Federal law requires each state to have a Medicaid Fraud Control Unit, which is responsible for investigating provider fraud and resident abuse. We are aware of an investigation by this unit in Kentucky, but this investigation has been inactive for a substantial period of time. During 2004, we were under investigation concerning resident care and funds received for Certified Nurse Assistant training at the Lakeside facility before the operations were transferred to Lakeside Health. As of December 31, 2004, we accrued for known and estimated fines and penalties to be assessed, based upon our negotiations with the State. In March 2005, we reached a settlement with the state for the $2.3 million we accrued.

      In December 2004, we recorded a tax benefit of $33.6 million relating to additional losses claimed from the December 1999 sale of Arbor, our former subsidiary, to Tandem and the settlement of an Internal Revenue Service, or IRS, audit.

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

Nursing facilities

      Within our nursing facilities, we generate our revenue from Medicare, Medicaid and private pay sources. Medicaid rates are generally lower than rates earned from Medicare, private, commercial insurance and other sources, and therefore, an important performance measurement is “Quality Mix”, which is defined as revenues or census earned from payor sources other than from Medicaid programs. The following table sets forth our Medicare, Medicaid and private pay sources of revenue of our nursing facilities by percentage of total revenue and the level of Quality Mix:

	Percentage of Total Nursing Revenues
	Year Ended December 31

	2004	2003	2002

Medicare	32.1%	29.2%	27.3%
Private and other	17.3%	18.5%	19.0%

Quality Mix	49.4%	47.7%	46.3%
Medicaid	50.6%	52.3%	53.7%

Total	100.0%	100.0%	100.0%

Nursing and Assisted Living Facilities

      Within our assisted living facilities, we generate our revenue from primarily private pay sources, with a small portion earned from Medicaid where states offer such programs. The following table sets forth our Medicare, Medicaid and private pay sources of revenues for all nursing and assisted living facilities by percentage of total revenue and the level of Quality Mix:

	Percentage of Total Nursing and
	Assisted Living Revenues
	Year Ended December 31

	2004	2003	2002

Medicare	30.7%	27.9%	26.1%
Private and other	20.5%	21.8%	22.4%

Quality Mix	51.2%	49.7%	48.5%
Medicaid	48.8%	50.3%	51.5%

Total	100.0%	100.0%	100.0%

Other Revenues

      We derive outpatient therapy revenues by providing rehabilitation therapy services to outside third parties at our clinics. The revenue sources are primarily HMO’s and commercial insurance (46%), workers’ compensation (23%), Medicare (22%), Medicaid (4%) and other sources, including self-pay clients (5%). Management and consulting fees are paid directly from the long-term care organizations that we are contracted to provide services with.

Legislative Actions Affecting Revenues

Legislative Actions Affecting Medicare Revenues

      Prior to October 1, 2002, the incremental Medicare relief packages received from the Balanced Budget Refinement Act, or BBRA, and Benefits Improvement and Protection Act, or BIPA, provided a total of $2.7 billion in temporary Medicare funding enhancements to the long-term care industry. The funding enhancements implemented by BBRA and BIPA fall into two categories. The first category is “Legislative Add-ons”, which included a 16.66% add-on to the nursing component of the Resource Utilization Groups, or RUGs, rate and a 4% base adjustment. The Legislative Add-ons expired on September 30, 2002, hereafter referred to as the “Medicare Cliff”. Based upon the Medicare case mix and census for the 12 month period from October 1, 2002 to September 30, 2003, the net impact of the Medicare Cliff and the market basket increase reduced our revenues by $16.7 million. The second category is RUGs Refinements, which involved an initial 20% add-on for 15 RUGs categories identified as having high intensity, non-therapy ancillary services. The 20% add-ons from three RUGs categories were later redistributed to 14 rehabilitation categories at an add-on rate of 6.7% each. As discussed below, the RUGs Refinements funding enhancements are currently scheduled to sunset on September 30, 2005.

      Effective October 1, 2003, CMS increased Medicare rates by 6.26% reflecting (1) a cumulative forecast correction, or “Administrative Fix”, to correct past years under-funded rate increases, which increased the federal base payment rates by 3.26% and (2) the annual market basket increase of 3.0%. Based on the Medicare case mix and census for the twelve months ended September 30, 2004, the impact of the 6.26% Medicare rate increase increased our revenues by $14.4 million ($18.45 per Medicare day), which was offset by higher labor and other operating costs. In order to maintain their commitment to Senator Grassley and CMS in providing the Administrative Fix, in October 2003 the Alliance for Quality Nursing Home Care (which is a membership of large long-term care providers) and the American Health Care Association announced their support to spend the Administrative Fix over the next fiscal period on direct care and services for residents. In October 2003, CMS published notice to nursing facilities that future cost reports will require confirmation that the Administrative Fix funding was spent on direct patient care and related expenses.

Future Medicare Changes

      With respect to the RUGs Refinements, CMS has extended the funding enhancements beyond the previously announced sunset dates. However, based upon the July 2004 CMS announcement, the RUGs Refinements extend only until September 30, 2005. Congress has enacted legislation directing CMS to conduct a study on the RUGs classification system and report its recommendations prior to the implementation of a RUGs Refinement change whereby all or part of the enhancement is discontinued. In February 2005, the President’s Proposed Budget provides for the discontinuance of the RUGs Refinements effective October 1, 2005. The President’s Proposed Budget is subject to legislative review and the budget being passed by the United States Government. Based upon the Medicare case mix and census for the year ended December 31, 2004, we estimate that we receive an average $25.50 per resident day, which on an annualized basis amounts to $20.1 million related to the RUGs Refinements. The implementation of a RUGs Refinement change whereby all or part of the enhancement is discontinued could have a significant impact on us.

      In February 2003, CMS announced its plan to reduce its level of reimbursement for uncollectible Part A co-insurance. Under the plan announced by CMS, the reimbursement level would be reduced to 70% over a three year period as follows: 90% effective for the government fiscal year commencing October 1, 2003; 80% effective for the government fiscal year commencing October 1, 2004; and 70% effective for government fiscal years commencing on or after October 1, 2005. This plan is consistent with the Part A co-insurance reimbursement plan applicable to hospitals. CMS did not implement the rule change effective October 1, 2003, and continues to review the proposed plan. In February 2005, the President’s Proposed Budget provides for the implementation of the reduced reimbursement plan over a three year period commencing October 1, 2005. The President’s Proposed Budget is subject to legislative review and the budget being passed by the United States Government. Should that occur, we estimate that the negative impact to our pre-tax net income would be $0.4 million in 2005, $1.7 million in 2006, $2.9 million in 2007, and $3.8 million in 2008.

State Plan Amendments that Affected Medicaid Rates

      Several states in which we operate have submitted plan amendments and waivers to CMS, which seek to increase the level of federal funding for the states’ Medicaid programs. If approved, these plan amendments and waivers would result in providing nursing facilities with revenue rate increases to offset new or increased provider taxes. In June 2004, CMS approved the state plan amendment and waiver submitted by the State of Oregon pertaining to the fiscal year commencing July 1, 2003, which resulted in a net favorable impact of $0.3 million that was recorded in the second quarter of 2004. In July 2004, the State of Kentucky received approval from CMS of a state plan amendment and waiver, which became effective July 1, 2004. The Kentucky plan amendment and waivers increased our income before income taxes by approximately $2.3 million for the six months ended December 31, 2004.

Future State Plan Amendment Changes

      In January 2005, the States of Pennsylvania and Washington received approval from CMS for their submitted state plan amendments and waivers. The Washington approval will have no impact on our earnings. As a result of the Pennsylvania approval, we anticipate that we will receive, subject to finalization, retroactive revenues of approximately $11.3 million in 2005 and be required to pay provider taxes of approximately $8.7 million pertaining to the period July 1, 2003 to June 30, 2004. As a result, the impact on income before income taxes is estimated to be approximately $2.6 million. In addition, subject to state budgetary approval and certain other actions, we anticipate that we will receive retroactive revenues to fund provider taxes for the period July 1, 2004 to December 31, 2004. These amounts are subject to finalization, however current estimates indicate that the impact on income before income taxes of the July 1, 2004 to December 31, 2004 settlement will be approximately $0.5 million. We will record the above settlements when the plans are finalized in 2005.

      The State of Indiana has submitted a proposed state plan amendment and waiver pertaining to the fiscal year commencing July 1, 2003, which is awaiting review and approval by CMS. Since the plan amendment and waiver has not been approved, we have recorded revenues based upon amounts received. Approval of the retrospective amendment and waiver submitted could result in the recording of incremental income before income taxes of $4.6 million in 2005 pertaining to the 18-month period ended December 31, 2004. There would be no impact to us if the plan were not approved. We anticipate that amendments will be made to the original plan submitted to CMS and cannot, therefore, predict the outcome of this plan submission or its impact on us and our results of operation. Based upon the final CMS approved state plan amendment and waiver, changes in Medicaid rates and any associated provider taxes could result in adjustments to income for the period from July 1, 2003 to December 31, 2004.

Significant Events and Developments

Events of 2004

      Improvement in Medicare and Total Census. Medicare Average Daily Census, or ADC, increased 8.5% to 2,100 for 2004 from 1,935 for 2003 on a same facility basis. Total ADC increased 0.9% to 12,607 for 2004 from 12,490 for 2003 on a same facility basis. The improvement in Medicare census was the direct result of a number of our initiatives, including the implementation of consistent admission practices, the Medicare certification of all our nursing facility beds and senior management’s focus on census.

      Acquisitions of Nursing Facilities. On February 12, 2004, we acquired a nursing facility in Washington, which we had previously leased, for $1.4 million. On June 1, 2004, we acquired four nursing facilities (321 beds) in Indiana for cash of approximately $5.0 million. Our 2004 financial results also include the operations of a nursing facility in Wisconsin (99 beds) that was acquired on December 31, 2003 for cash of $4.1 million.

      Construction Projects. During 2004, we completed four construction projects for a total cost of $10.0 million, which included a new free-standing assisted living facility with 40 units, two additions to existing assisted living facilities adding 46 units and an addition of 20 nursing beds to an existing nursing facility. We currently have 11 additional construction projects in progress, that will add 18 nursing beds and 376 assisted living units. Nine of the projects are expected to be completed in 2005 and the remaining in 2006. The total estimated cost of the uncompleted projects is $42.0 million, of which approximately $9.4 million has been spent through December 31, 2004.

      Definitive Merger and Acquisition Agreement with ALC. On November 4, 2004, we entered into a definitive merger and acquisition agreement with ALC providing for the acquisition of all of the outstanding shares and stock options of ALC at $18.50 per share. The acquisition was subsequently completed on January 31, 2005. The completion of the acquisition was subject to certain conditions, including approval by ALC’s shareholders and certain customary regulatory approvals. ALC has a portfolio of 177 assisted living facilities, including 122 owned and 55 leased facilities representing 6,838 units located in 14 states, many in markets where we currently operate.

      Tender Offer/ Redemption of 2007 Notes and Sale and Issuance of 2014 Notes. On April 5, 2004, we commenced a tender offer to purchase any and all of our outstanding $200.0 million 2007 Notes. Approximately $104.9 million aggregate principal amount of outstanding 2007 Notes were validly tendered in the tender offer, which we purchased for cash. All of the outstanding 2007 Notes that were not tendered in the tender offer were either cancelled or redeemed for cash and cancelled as of May 24, 2004.

      On April 22, 2004, we sold and issued $125 million aggregate principal amount of 2014 Notes pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, or the Securities Act. The 2014 Notes were issued at a price of 97.5001% of par to yield 7.23%. The net proceeds from the sale and issuance of the 2014 Notes were approximately $117.4 million, net of a $3.1 million discount and fees and expenses of $4.5 million. We used these net proceeds, together with cash on hand and borrowings under our amended and restated credit facility, to purchase for cash approximately $104.9 million aggregate principal amount of 2007 Notes validly tendered in the tender offer and to redeem any 2007 Notes not tendered in the tender offer or cancelled prior to May 24, 2004. See “Liquidity and Capital Resources” for more information regarding the 2014 Notes. In August 2004, we completed our offer to exchange new 6.875% Senior Subordinated Notes due

2014 that have been registered under the Securities Act for the 2014 Notes issued in April 2004. The terms of the new 2014 Notes are identical to the terms of the 2014 Notes issued in April 2004.

      As a result of the tender offer, redemption and repayment of the 2007 Notes, in the second quarter of 2004 we wrote off deferred finance charges of approximately $2.4 million related to the 2007 Notes and incurred legal costs of $0.3 million. In addition, pursuant to the termination of our related interest rate swap and cap agreements (discussed below), we recorded a gain of approximately $3.3 million recognized in the second quarter of 2004. The net impact to income was a loss of approximately $6.0 million. Below is a summary of the loss recognized in the second quarter of 2004 relating to these transactions.

(Dollars in thousands)

Tender premium and call premium	$(6,636)
Write-off of deferred finance charges	(2,359)
Legal expenses	(285)

(9,280)
Gain on termination of interest rate swap and cap Agreements	3,302

$(5,978)

      Amendment and Restatement of Credit Facility. In connection with the April 22, 2004 closing of the sale and issuance of the 2014 Notes, we amended and restated our credit facility. The terms of our amended and restated credit facility include the following changes, among other things:

•	a two year maturity extension to June 28, 2009;

•	an additional $50.0 million of senior secured financing on a revolving basis, resulting in total borrowing capacity of $155.0 million;

•	an interest rate spread which ranges from the Eurodollar rate plus 2.50% per annum to 3.25% per annum or the base rate plus 1.50% per annum to 2.25% per annum, subject, in each case, to adjustments based on our senior leverage ratio;

•	a commitment fee of 0.50% per annum on the undrawn capacity regardless of utilization;

•	changes to the collateral securing the facility to permit us to substitute certain assets with other assets.

      See “Liquidity and Capital Resources” for more information regarding our credit facility.

      Interest Rate Swap and Cap Agreements. In April 2004, coterminous with the redemption of the 2007 Notes, we terminated our related interest rate swap and cap agreements for an aggregate gain of $3.3 million. In addition, to hedge our exposure to fluctuations in market value, we entered into two new interest rate swap agreements and two new interest rate cap agreements relating to the 2010 Senior Notes and the 2014 Notes. See “Liquidity and Capital Resources” for more information regarding our interest rate swap and cap agreements.

      Redemption of 2007 Notes Held by Extendicare and Advances to and from Extendicare. Extendicare held $27.9 million of the 2007 Notes prior to the refinancing of those Notes. Pursuant to the tender offer, in May 2004 the 2007 Notes held by Extendicare were redeemed for approximately $28.8 million in cash. In May 2004, subsequent to the redemption, Extendicare advanced through our direct parent company $22.9 million, of which $14.0 million was advanced through an affiliate to us. In December 2004, we advanced $7.7 million to Extendicare, which was subsequently repaid in January 2005.

      Omnicare Shares and Warrants Held for Investment. In May 2004, Extendicare purchased for market value all of our investment of 125,000 common shares in Omnicare for $4.9 million in cash, which resulted in a pre-tax gain of $0.9 million. At December 31, 2004, we held a warrant to purchase up to 1.5 million shares of Omnicare common stock, which had an original attributed carrying value of $4.0 million pursuant to the sale of our pharmacy to Omnicare in 1998. The warrant has an exercise price of $48.00 per share and expires in September 2005. The book value of the warrant is based on the estimated market value that is computed using the Black-Scholes model. The book value of the warrant as of December 31, 2003 was $4.4 million. However, during the third quarter of 2004 the share price of Omnicare common stock declined significantly, resulting in the value of the warrant declining to $0.3 million. Prior to the third quarter of 2004, the change in book value had been recorded through a charge to Accumulated Other Comprehensive Income, or AOCI. In the third quarter of 2004, we wrote off our $4.0 million investment because the likelihood of the warrant being in-the-money before it expires had significantly declined as a result of the decrease in Omnicare’s share price. The market value of an Omnicare share as of December 31, 2004 was $34.62.

      Other Loan Repayments and Refinancing. In February and August 2004, we prepaid three Industrial Development Revenue Bonds in full which in aggregate reduced our borrowing by $22.5 million and resulted in a charge to income of $0.6 million to write off deferred financing costs. In October 2002, we completed a transaction in which we exercised our right to acquire seven previously leased nursing facilities in the states of Ohio and Indiana for $17.9 million. The purchase price included cash of $7.4 million and a $10.5 million interest bearing 10-year note. The interest rate on the note was subject to negotiation and failing an agreement would have been settled through arbitration. In the latter part of 2003, we prepaid $4.5 million against the note. In April 2004, we refinanced the facilities with mortgages whose interest rates vary with LIBOR above a minimum level, and repaid the remaining balance of the note due to the seller.

      Prepayment of Tandem Notes Receivable. In February 2004, Tandem refinanced two of its nursing facilities and we subsequently received prepayment in full of $4.4 million of notes receivable held in respect of certain properties. In June 2004, we accepted and received a cash prepayment of $16.2 million for the remaining $17.0 million of notes receivable due from Tandem. After payment of the associated selling expenses of $0.5 million, we recognized a loss of $1.3 million on this transaction.

      Completion of Greystone Divestiture Agreement. In June 2004, we concluded a deferred sales transaction with Greystone by receipt of the final consideration of $10.0 million on the Vendor Take Back Note plus $2.6 million of interest. Finalizing this transaction resulted in the recognition of a gain on the sale of assets of $4.9 million and interest income of $1.7 million. The initial transaction in 2000 was treated as a deferred sale since a significant portion of the proceeds was contingent and we held an option to repurchase the facilities.

      In September 2000, we disposed of eleven Florida nursing facilities (1,435 beds) and four Florida assisted living facilities (135 units) to Greystone and received initial cash proceeds of $30.0 million and contingent consideration in the form of a $10.0 million Vendor Take Back Note and two other contingent and interest-bearing notes. For the period from September 2000 through March 2004, we retained the right of first refusal to repurchase the facilities. We also retained an option to repurchase the facilities until March 2003; however, we elected not to place an offer to repurchase the facilities. The option to repurchase along with the significant portion of the sales price being contingent, resulted in the disposition being accounted for as a deferred sale in accordance with Statement of Financial Accounting Standards, or SFAS, No. 66 and, accordingly, there was no gain or loss recorded on the initial transaction. Prior to the finalization of the agreement, the fixed assets had been classified as “Assets held under Divestiture Agreement” and had a net book value of $33.7 million. As of December 31, 2003, we anticipated the final consideration to be received in 2004, and, therefore, the “Assets held under Divestiture Agreement” were classified as a current asset and we ceased depreciating these assets as of January 1, 2004.

      Settlement of Medicare Receivable Issues. During 2004, we reached negotiated settlements with our FIs of all significant outstanding Medicare settlement issues pertaining to revenues earned prior to the implementation of PPS. As a result of the settlements discussed below, settlement receivables decreased by $20.2 million, from a balance of $37.2 million as of December 31, 2003 to $17.0 million as of December 31, 2004. In January 2004, we negotiated and subsequently received a cash settlement of $5.6 million for a specific staffing cost issue involving six specific claims years. The settlement did not result in any significant adjustment from the recorded receivable balance. In April 2004, we reached a negotiated settlement with a FI in respect of the remaining two claim years regarding an allocation of overhead cost settlement receivable issue. The settlement will result in the receipt of approximately $7.7 million, $6.6 million of which was received in May 2004. We will receive the balance of the payment upon resolution of other matters concerning the cost report years under appeal. In August 2004, prior to the Provider Reimbursement Review Board, or PRRB, hearing date, we reached a negotiated settlement with a FI with respect to various issues relating to facilities purchased in the Arbor acquisition in 1997. The settlement will result in the payment to us of $2.1 million, $1.8 million of which was received in the fourth quarter of 2004. The balance of the settlement will be received in 2005. The settlement receivables had been reserved for upon the 1999 divestiture of Arbor to Tandem and further within the provision for divested operations. Upon the sale of Arbor to Tandem, a long-term liability of $3.7 million was accrued for outstanding tax, Medicare and other claims against Arbor. Upon settlement of these Medicare matters, we believe that there are no outstanding claims in respect of Arbor, however, there can be no assurance that other claims will not be made until the expiration of the warranty period with Tandem in 2007. As a result of the Arbor issue settlement, the $6.9 million difference between the net settlement balance and proceeds to be received was charged against the $3.7 million Arbor long-term liability balance, and $3.2 million against the liability for divested operations. In September 2004, prior to the PRRB hearing date, we reached a negotiated settlement with a FI with respect to the Director of Nursing staff cost issue amounting to $3.2 million, of which $2.8 million was received in the fourth quarter of 2004. The balance of the settlement will be received in 2005. No gain or loss resulted on settlement of this issue.

      Consolidation of Two Facilities. In March 2004, we concluded the evaluation of two nursing facilities that operate adjacent to one another in Indiana, both of which require capital renovations. After evaluation of the respective operations, we made a decision, subject to State of Indiana approval, to consolidate the two operations into one renovated facility, that upon completion, will accommodate all residents from both facilities; however, decrease the total available nursing beds by 46. We expect consolidation of the two operations to be completed by April 2005. As a result of the decision to close one facility, we have recorded a provision of $1.6 million for impairment of long-lived assets.

      Divestitures. In August 2004, we sold all of our Arkansas facilities, consisting of one nursing (96 beds) and three assisted living facilities (181 units), for $6.1 million. Proceeds consisted of cash of $5.2 million and a five-year interest-bearing note of $0.9 million. The sale resulted in a pre-tax loss of $0.6 million. For 2004 and 2003, respectively, the Arkansas facilities had revenues of $5.3 million and $7.4 million and income before interest, depreciation and income taxes of $0.7 million and $0.6 million.

      Transfer of Operations of Nursing Facility in Chippewa Falls, Wisconsin. In August 2004, we transferred the operations of the Lakeside nursing facility (336 beds) in Chippewa Falls, Wisconsin to Lakeside Health L.L.C., or Lakeside Health, a subsidiary of Benedictine Health Dimensions, Inc., or Benedictine, under a three-year lease arrangement. The transfer of operations was in response to facility citations for survey deficiencies and an agreement with the State of Wisconsin to transfer the operations to a new licensee. Under the terms of the agreement, Lakeside Health is responsible for all operating costs, including rent payable to us and management fees payable to Benedictine. We will receive rental income of $0.5 million per annum, however, we are responsible for funding Lakeside Health’s operating losses from the nursing facility, as defined in the agreement, and to provide to Lakeside Health working capital advances sufficient to maintain an operating cash account of $1.5 million. As of December 31, 2004, we have advanced $4.4 million to Lakeside Health, which is secured by a first security interest in Lakeside Health’s accounts receivable and is repayable from the assets and future cash flow of Lakeside Health, if any. Effective the date of the license transfer, the State of Wisconsin reduced the Lakeside nursing facility licensed bed capacity from 336 to 245. In September 2004, Benedictine completed its plan of correction at Lakeside and passed its survey with the State of Wisconsin bringing the facility into regulatory compliance. In the five months Benedictine operated the facility in 2004, considerable resources were employed to bring the facility into compliance, resulting in Lakeside Health reporting a $1.8 million net loss. We recorded a provision of $2.0 million against the working capital advances made to Lakeside Health, and therefore, as of December 31, 2004, the net carrying value of advances made to Lakeside Health was $2.4 million. During 2004, we were under investigation concerning resident care and funds received for Certified Nurse Assistant training at the Lakeside facility before the operations were transferred to Lakeside Health. As of December 31, 2004, we accrued for known and estimated fines and penalties to be assessed, based upon our negotiations with the State. In March 2005, we reached a settlement with the state for the $2.3 million we accrued.

      Impairment Provision for Lakeside Property. As a result of the financial and operating performance of Lakeside Health in the fourth quarter of 2004, we recorded an asset impairment provision of $6.8 million to reduce the carrying value of the Lakeside property from $13.0 million to $6.2 million. We determined the reduced property value based upon our estimate of the current market value of the facility, which assumes the facility attains a suitable Medicare occupancy level. There cannot be assurance that a future reduction in carrying value will not be required if these estimates change. We will continue to monitor the facility’s performance in respect of determination of a potential asset impairment charge. Prior to the transfer of operations, we incurred a loss before lease costs, depreciation, interest and income taxes of $1.2 million for the seven months ended July 31, 2004 as compared to income before these items of $0.5 million for the year ended December 31, 2003.

      State Plan Amendments affecting Medicaid Revenues. In July 2004, the State of Kentucky received approval from CMS of a state plan amendment and waiver, which became effective July 1, 2004. The Kentucky plan amendment and waiver contributed approximately $2.3 million in incremental income before income taxes for the six month period ended December 31, 2004.

      Management and Consulting Services. We commenced managing two new nursing facilities and providing consulting services to five new nursing and assisted living facilities. We also transferred management responsibilities for nine nursing facilities to another long-term care provider while retaining consulting services for these nursing facilities. We also assumed full management responsibilities for two facilities and new consulting service responsibilities for six facilities in 2004.

      Income Tax Benefits. In December 2004, we recorded an aggregate $33.6 million of income tax benefits that resulted primarily from two events. We recorded a tax benefit of $31.9 million for an additional loss claimed from the December 1999 sale of our former subsidiary Arbor to Tandem. This additional loss was primarily due to the issuance of additional guidance by the IRS regarding the method to calculate the loss on the sale of subsidiary stock and partially due to the settlement of an IRS audit for the tax years ending December 1997 through December 2002. In addition, we recorded a tax benefit of $1.7 million relating to this IRS audit and other issues.

Events Subsequent to 2004

      Acquisition of ALC. On January 31, 2005, the shareholders of ALC approved the merger and acquisition agreement with us and we completed the acquisition for cash of approximately $144 million. We financed the acquisition by using approximately $29 million in cash on hand, a $55 million 6% Term Loan from Extendicare Holdings, Inc., or EHI, and $60 million from our credit facility. The estimated impact of the acquisition on each asset and liability category in the Company’s balance sheet as of January 31, 2005 is as follows:

(in thousands)
ASSETS:
Cash, net of $29 million used to finance the acquisition	$(22,652)
Accounts receivable	3,003
Other current assets	8,308

Total current assets	(11,341)
Property, plant and equipment	290,761
Goodwill	—
Other long-term assets	4,497

Total assets	$283,917

LIABILITIES:
Current maturities of long-term debt	$3,418
Other current liabilities	19,733

Total current liabilities	23,151
Long term debt:
Long-term debt of ALC assumed	141,011
Proceeds from 6% Term Loan from Extendicare Holdings, Inc. to finance acquisition	55,000
Draw on credit facility to finance acquisition	60,000

Total long-term debt	256,011
Other long term liabilities	4,755

Total liabilities	$283,917

      In January 2005, we amended our credit facility to permit the loan from EHI and accommodate the ALC acquisition. The ALC debt we assumed in the acquisition, is non-recourse to us and the debt and earnings of ALC are excluded from existing financial covenants under our credit facility. We are restricted from borrowing further under our credit facility and under the ALC credit facility to finance any ALC operating deficiencies, and all cash flow from ALC will be retained within the ALC operations. Any cash flow deficiencies within ALC will be financed by way of advances from Extendicare directly to ALC and we believe Extendicare has the financial capacity to meet any such deficiency.

      In January 2005, Extendicare Inc. advanced $55.0 million to EHI, who in turn advanced $55.0 million as a Term Loan to us, as part of the financing of the ALC acquisition. This Term Loan has a term of five years, can be repaid at any time by us and bears interest at 6%.

      In January 2005, we entered into a Memorandum of Understanding, or MOU, with LTC Properties, Inc., or LTC, in respect of the 37 facilities leased by ALC from LTC. Under the terms of the MOU, which became effective January 1, 2005, we agreed to increase the annual rent paid to LTC by $250,000 per annum for each of the successive four years, commencing on January 1, 2005, and amended the terms relating to inflationary increases. Formerly, the 37 leases had expiration dates ranging from 2007 through to 2015. Under the terms of the MOU, the amended lease provides for an initial 10 year lease commencing on January 1, 2005, and three successive 10 year lease terms at our option. The aggregate minimum rent payments for the Leases for the calendar years 2005 through 2008 will be $9.4 million, $9.8 million and $10.2 million and $10.7 million, respectively. The minimum rent will increase by 2% over the prior year’s minimum rent for each of the calendar years 2009 through 2014. Annual minimum rent during any extended term will increase a minimum of 2% over the minimum rent of the immediately preceding year. The MOU provides that LTC will not assert certain events of default against ALC under the original leases.

      Potential Legislative Changes affecting Medicare Revenues. In February 2005, the President’s Proposed Budget provides for the discontinuance of the RUGs Refinements and reductions in the level of reimbursement for uncollectible Part A co-insurance commencing October 1, 2005. The President’s Proposed Budget is subject to legislative review and the budget being passed by the United States Government. With respect to the RUGs Refinement, by legislation the RUGs Refinement extends only until October 1, 2005. However, Congress has enacted legislation directing CMS to conduct a study on the RUGs classification system and report its recommendations prior to the implementation of a RUGs Refinement change whereby all or part of the enhancement is discontinued. Based upon the Medicare case mix and census for the year ended December 31, 2004, we estimate that we received an average $25.50 per resident day, which on an annualized basis amounts to $20.1 million related to the RUGs Refinements. With respect to the reduction in reimbursement for uncollectible Part A co-insurance, should the plan previously announced by CMS, be implemented, reimbursement of Part A co-insurance would be reduced to 70% over a three-year period as follows: 90% effective for the government fiscal year commencing October 1, 2005; 80% effective for the government fiscal year commencing October 1, 2006; and 70% effective for government fiscal years commencing on or after October 1, 2007. This plan is consistent with the Part A co-insurance reimbursement plan applicable to hospitals. Should that occur, we estimate that, based on our Medicare case mix and census for the 12-months ended December 31, 2004, the negative impact to income before income taxes would be $0.4 million in 2005, $1.7 million in 2006, $2.9 million in 2007, and $3.8 million in 2008. The reduction in the level of reimbursement for uncollectible Part A co-insurance and discontinuance of all or part of the RUGs Refinement enhancement could have a significant impact on us.

      State Plan Amendments affecting Medicaid Revenues. In January 2005, the States of Pennsylvania and Washington received approval from CMS for their submitted state plan amendments and waivers. The Washington approval will have no impact on our earnings. As a result of the Pennsylvania approval, we anticipate that we will receive, subject to finalization, retroactive revenues of approximately $11.3 million in 2005 and be required to pay provider taxes of approximately $8.7 million pertaining to the period July 1, 2003 to June 30, 2004. As a result, the impact on income before income taxes will be approximately $2.6 million. In addition, subject to state budgetary approval and certain other actions, we anticipate that we will receive retroactive revenues to fund provider taxes for the period July 1, 2004 to December 31, 2004. These amounts are subject to finalization, however current estimates indicate that the impact on income before income taxes of the July 1, 2004 to December 31, 2004 settlement will be $0.5 million. We will record the above settlements when the plans are finalized in 2005.

      Loan Repayments. In January 2005, we prepaid the remaining Industrial Development Revenue Bond totaling $9.5 million, which will result in a charge to income of $0.1 million to write off deferred financing costs. In February, we prepaid a mortgage totaling $5.3 million, which will result in a pre-tax charge to income of $0.2 million to write off deferred financing costs.

      Divestitures. In January 2005, we sold for $1.9 million in cash a property in Maryland that formerly was a nursing facility but was closed in 1998. The pre-tax gain on the disposition was $0.4 million.

Events prior to 2004

      The most significant event in 2003 was the continued improvement in total census, particularly Medicare census. Total average daily census increased to 12,901 in 2003 from 12,727 in 2002, representing a 1.4% increase over 2002. Medicare average daily census increased to 1,997 in 2003 from 1,699 in 2002 representing a 17.5% increase over 2002.

      The October 2003, Medicare rate increase, which included an Administrative Fix of 3.26% in addition to the market basket increase of 3%, was partial recognition by CMS of past under-funding of the industry.

      On December 31, 2003, we acquired one nursing facility (99 beds) in Wisconsin. During 2003, we commenced seven new developments involving additions to two nursing facilities (38 beds), additions to four assisted living facilities (88 units) and the construction of one new free-standing assisted living facility (40 units). Four of the developments, with 86 assisted living units and 20 nursing beds, opened in 2004. The remaining three developments are expected to be completed in 2005.

Issuance of Senior Notes

      On June 28, 2002, we completed a private placement of $150 million of our 9.5% Senior Notes due July 1, 2010, which were issued at a discount of 0.25% of par to yield 9.54%. In January 2003, we completed the offer to exchange our 9.5% Senior Notes due 2010 that have been registered under the Securities Act of 1933 for the Notes issued in June 2002. The terms of the new 2010 Senior Notes are identical to the terms of the Senior Notes issued in June 2002 and are guaranteed by all of our existing and future active subsidiaries.

      We used the proceeds of $149.6 million to pay $8.3 million of related fees and expenses, retire $130.8 million of debt (consisting of $124.5 million outstanding under the previous credit facility and $6.3 million of other debt), and the remainder for general corporate purposes.

      We had hedged a portion of our previous variable-rate long-term debt through an interest rate swap with a notional amount of $25 million maturing in February 2003. Upon refinancing of the debt in April 2004, we terminated this swap with a cash payment of $0.6 million. The retirement of the previous credit facility resulted in the write-off of deferred financing charges and a loss from the early retirement of debt totaling $2.8 million ($1.7 million after tax).

Purchase of Previously-leased Facilities

      In October 2002, we purchased three skilled nursing facilities in Ohio and four skilled nursing facilities in Indiana that we previously leased for an aggregate purchase price of $17.9 million. The purchase price consisted of $7.4 million in cash and a $10.5 million ten-year interest-bearing note.

Loss on Disposal of Assets and Provision for Closure and Exit Costs

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

Significant Assets and Liabilities

      Assets, Liabilities and Contingencies Resulting from Divestiture Program. As a result of the divestiture programs related to Florida (1999 and 2000), and Texas (2001), we received cash proceeds and notes, and we retained interest in, or ownership of, certain nursing facility properties and entered into ongoing consulting service agreements with operators in these two states. However, during 2004 we accepted and received $30.6 million in cash in settlement of outstanding notes from Tandem and Greystone. As a result, the significant portion of assets held in connection with these divestiture programs have now been crystalized into cash. As of December 31, 2004, the remaining assets relating to the divestiture program are:

•	$7.0 million in non-current amounts receivable from Senior Health — South, Inc., or Senior Health — South, and Senior Health — Texas, Inc., or Senior Health — Texas; and

•	six owned and leased nursing home properties in Florida and four owned and leased nursing home properties in Texas with a net book value of $14.1 million, and we sublease another 12 properties in Texas.

      We lease our six Florida properties to Senior Health — South with lease expiration dates in December 2006. We lease our four Texas properties to Senior Health — Texas with lease expiration dates in September 2006 and sublease 12 Texas properties to Senior Health — Texas with sublease expiration dates in February 2012. In addition, we provide on-going consulting services to Senior Health — South and Senior Health — Texas and earn rental income from the operators of these facilities. As of December 31, 2004, we had $7.0 million in non-current accounts receivable due from Senior Health — Texas and Senior Health — South. As a result, our income and cash flow can be influenced by the financial stability of these unrelated companies.

      We have recorded provisions for estimated costs related to operations that we disposed of and have an accrued liability balance of $2.5 million for such costs at December 31, 2004. This reserve may be subject to revisions, which may impact our future income. On an on going basis we review the levels of our overall reserves for losses related to our Florida and Texas operations, which reserves were initially established when we decided to exit these states. During 2002, as a result of events that became known to us then, we concluded that we should increase our overall reserves by $5.3 million for cost report and other settlements with the State of Florida and other Medicare fiscal intermediaries, collection of receivables and settlement of claims with suppliers and employees. During 2004 and 2003, we settled certain Medicare and Medicaid claims and charged to the divested operations liability account approximately $3.2 million and $1.3 million, respectively.

      We entered into a Preferred Provider Agreement with Omnicare pursuant to the disposition of our pharmacy operations in 1998. The terms of the Preferred Provider Agreement enabled Omnicare to execute pharmacy service agreements and consulting service agreements with all of our nursing facilities. In connection with its agreements to provide pharmacy services, Omnicare has requested arbitration for an alleged lost profits claim related to our disposition of assets, primarily in Florida. Damage amounts, if any, cannot be reasonably estimated based on information available at this time. An arbitration hearing for this matter has not yet been scheduled. We believe we have interpreted correctly and complied with the terms of the Preferred Provider Agreement; however, we cannot assure you that other claims will not be made with respect to the agreement.

      Medicare and Medicaid Settlement Receivables. As of December 31, 2004, we are pursuing settlement of a number of outstanding Medicare and Medicaid receivable balances, which, in aggregate, have a net book value of $17.0 million. For Medicare revenues earned prior to the implementation of PPS and Medicaid programs with a retrospective reimbursement system, differences between revenues that we ultimately expect to be realized from these programs and amounts received are reflected as accounts receivable, or as accrued liabilities when payments have exceeded revenues that we ultimately expect to receive. For Medicare pre-PPS claims, normally such issues are resolved during the audit process; however, we record general provisions for disagreements that require settlement through a formal appeal process. During 2004, we reached negotiated settlements of all significant outstanding Medicare settlement issues pertaining to revenues earned prior to the implementation of PPS with our FIs.

      Medicare and Medicaid settlement receivables declined $20.2 million from a balance of $37.2 million as of December 31, 2003 to $17.0 million as of December 31, 2004. Refer to “Significant Events and Developments” for details of changes in the settlement receivables balance. We continue to work on the balance of other Medicare claims with our FIs and on an on-going basis with each of the states in respect of Medicaid receivables.

      Self-Insured Liabilities. We have $37.7 million in accruals for self-insured liabilities with respect to general and professional liability claims as of December 31, 2004. An actuarial valuation was completed as of December 31, 2004 and it was determined that no adjustment was required to the accrual for self-insured liability amounts on the balance sheet. We have estimated that approximately $18.0 million of this liability will be paid within the next twelve months. The majority of the liability balance was accrued during the period that we operated in Florida and Texas.

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

Occupancy Percentage

      Occupancy is measured as the percentage of census relative to the total available resident beds. Total operational resident capacity is the number of beds (or units in the case of an assisted living facility) available for occupancy multiplied by the number of days in the period.

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

EBITDA and EBITDA Percentage

      EBITDA is defined as net earnings (loss) before income taxes, interest expense net of interest income, valuation adjustment on interest rate caps, depreciation and amortization, and non-cash, non-recurring gains and losses, including disposal of assets, provision for closure and exit costs and impairment of long-lived assets and retirement of debt. EBITDA is not a measure of performance under accounting principles generally accepted in the United States of America, or GAAP. We use EBITDA as a key performance indicator and EBITDA expressed as a percentage of total revenues as a measurement of margin. We understand that EBITDA, or derivatives thereof, are customarily used by lenders, financial and credit analysts, and many investors as a performance measure in evaluating healthcare acquisitions. Moreover, substantially all of our financing agreements, including the indenture governing our 2010 Senior Notes and our credit facility, contain covenants in which EBITDA is used as a measure of compliance. Thus, we use EBITDA to monitor our compliance with these financing agreements. EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity.

      In order to compare our performance between periods, we assess the key performance indicators for all of our facilities, as well as the facilities that we operated in all reported periods, or same facility operations. Set forth below, we provide an analysis of our key performance indicators in total, and, where appropriate, on a same facility basis and discuss the significant trends when comparing 2004 to 2003 and 2002. The same facility basis figures exclude the December 2003 acquisition of a nursing facility in Manitowoc, Wisconsin, the newly-constructed assisted living facility completed in May 2004, the June 2004 acquisition of four nursing facilities in Indiana, the August 2004 sale of a nursing facility and three assisted living facilities located in Arkansas and the August 2004 transfer of a nursing facility in Wisconsin to Lakeside Health.

Nursing Facilities — ADC and Quality Mix

      The following table sets forth the ADC, by type of payor, and the Quality Mix for all of our nursing facilities.

	Year Ended December 31

	2004	2003	2002

Medicare	2,155	1,997	1,699
Private and other	2,184	2,222	2,291

Quality Mix	4,339	4,219	3,990
Medicaid	8,699	8,682	8,737

Total	13,038	12,901	12,727

      The following table sets forth the ADC, by type of payor and percentage of ADC by payor type for all of our nursing facilities, presented on a same facility basis, and showing the percentage change in ADC between years.

	Year Ended December 31

							Percentage
	2004		2003		2002		Changes

		% of		% of		% of	2004 to	2003 to
	ADC	Total	ADC	Total	ADC	Total	2003	2002

Medicare	2,100	16.6%	1,935	15.5%	1,640	13.3%	8.5%	18.0%
Private and other	2,103	16.7%	2,134	17.1%	2,194	17.8%	(1.5)%	(2.7)%

Quality Mix	4,203	33.3%	4,069	32.6%	3,834	31.1%	3.3%	6.1%
Medicaid	8,404	66.7%	8,421	67.4%	8,485	68.9%	(0.2)%	(0.7)%

Total	12,607	100.0%	12,490	100.0%	12,319	100.0%	0.9%	1.4%

      On a same facility basis, total ADC increased 0.9% between 2004 and 2003, and 1.4% between 2003 and 2002. On a same facility basis, Medicare ADC increased 8.5% between 2004 and 2003, and 18.0% between 2003 and 2002. As a result, the percentage of Medicare ADC to all payor sources increased to 16.6% in 2004, as compared to 15.5% in 2003 and 13.3% in 2002. The improvement in census was the direct result of a number of initiatives, including an implementation of consistent admission practices, the Medicare certification of all nursing facility beds, and senior management’s focus on census.

All Nursing and Assisted Living Facilities — Occupancy and Number of Facilities In Operation

      Below are tables setting forth occupancy percentages, ADC and operational resident capacity for the years ended December 31, 2004, 2003 and 2002.

All Facilities:

      The following table is for all of our nursing and assisted living facilities in total:

							Operational Resident
	Occupancy Percentage			ADC			Capacity

	2004	2003	2002	2004	2003	2002	2004	2003	2002

Nursing	91.8%	91.5%	90.3%	13,038	12,901	12,727	14,198	14,103	14,093
Assisted Living:
Mature facilities	86.1%	85.7%	83.1%	1,327	1,402	1,377	1,543	1,635	1,658
Developmental facilities	67.4%	96.3%	97.4%	107	94	95	158	98	98

Total	84.4%	86.3%	83.9%	1,434	1,496	1,472	1,701	1,733	1,756

Nursing and Assisted Living	91.0%	90.9%	89.6%	14,472	14,397	14,199	15,899	15,836	15,849

      Due to our expansion and development plans, which involve both new assisted living facilities and the expansion of existing facilities, the occupancy and ADC information is split between mature and developmental facilities. Mature facilities are those that have been operational for 12 months; and developmental facilities include either facilities that have undergone additions or have opened within the past 12 months.

Same Facility Basis:

      The following table is for all of our nursing and assisted living facilities on a same facility basis:

							Operational Resident
	Occupancy Percentage			ADC			Capacity

	2004	2003	2002	2004	2003	2002	2004	2003	2002

Nursing	92.1%	91.4%	90.1%	12,607	12,490	12,319	13,692	13,671	13,669
Assisted Living:
Mature facilities	85.6%	85.1%	82.1%	1,217	1,237	1,213	1,422	1,454	1,477
Developmental facilities	73.7%	96.3%	97.4%	97	94	95	131	98	98

Total	84.6%	85.8%	83.0%	1,314	1,331	1,308	1,553	1,552	1,575

Nursing and Assisted Living	91.3%	90.8%	89.4%	13,921	13,821	13,627	15,245	15,223	15,244

      On a same facility basis, occupancy percentages decreased within the assisted living facilities to 84.6% for 2004 from 85.8% for 2003. The decrease in occupancy percentage within the assisted living facilities was primarily due to the opening in 2004 of several new wings at certain of the facilities that were not yet fully occupied during 2004. Mature facilities had a small increase in occupancy percentage to 85.6% in 2004 from 85.1% in 2003.

      The following table sets forth the number of facilities under operation.

	As of December 31

	2004	2003	2002

Percent of facilities owned	94.2%	93.7%	93.7%
Number of facilities under operation	173	174	175

Nursing Facilities — Average Revenue per Resident Day by Payor Source

      The following table sets forth the average revenue per resident day by payor source, including the impact of prior year revenue adjustments discussed in Note 14 of our financial statements included in Item 8 of this Annual Report on Form 10-K.

	Year Ended December 31

	2004	2003	2002

Medicare (Part A and Part B)	$357.94	$322.64	$331.23
Private and other	$191.09	$183.76	$170.86
Medicaid	$139.94	$132.99	$126.56

Total	$184.54	$171.09	$161.86

      During 2004, we recorded favorable Medicaid revenue adjustments related to prior cost report years of $3.7 million pursuant to the settlement of state cost reports and retroactive rate adjustments.

      During 2003, we recorded a provision for $4.0 million pertaining to individual Medicare claims in dispute with a FI for the cost report years 1996 through 1998. Of the $4.0 million provision, $1.3 million pertained to discontinued operations and therefore was applied to the previously accrued balance. The net adjustment of $2.7 million resulted in a reduction of revenues during 2003. Offsetting this, we recorded a recovery of $4.2 million in Medicaid revenues resulting from a favorable court decision in the State of Ohio relating to the recovery of alleged government overpayments for adjudicated Medicaid cost report periods. In 2002, we recorded Medicaid revenue adjustments related to prior cost report years pursuant to the settlement of state cost reports.

      The following table sets forth the average revenue rate by payor source, excluding the above-mentioned revenue adjustments, and the percentage changes between years. In addition, the Medicare — Part A rate is also reported.

	Year Ended December 31			Percentage Changes

	2004	2003	2002	2004 to 2003	2003 to 2002

Medicare (Part A and Part B)	$357.94	$326.31	$331.23	9.7%	(1.5)%
Private and other	$191.09	$183.76	$170.86	4.0%	7.6%
Medicaid	$138.76	$131.31	$126.03	5.7%	4.2%

Total	$183.76	$170.53	$161.49	7.8%	5.6%

Medicare Part A only	$325.85	$298.81	$305.21	9.0%	(2.1)%

      In 2002, as a result of the Medicare Cliff, net of the market basket increase that was effective October 1, 2002, the average Medicare — Part A rate decreased by $23.64 per Medicare resident day. If the Medicare Cliff had been effective January 1, 2002, the net impact for 2002 would have been a decrease of $23.71 per Medicare resident day.

      In 2003, the Medicare Cliff revenue reductions, net of the market basket increase, estimated at $23.64 per Medicare resident day, continued through the nine-month period ended September 30, 2003. On an annualized basis, the net impact for 2003 compared to 2002 was $17.68 per Medicare day. However, on October 1, 2003, Medicare rates increased by 6.26%, or $18.45 per Medicare resident day, reflecting the Administrative Fix and the annual market basket increases. On an annualized basis, this increased our Medicare rate by $4.65 per Medicare day. In addition, we improved Medicare rates from the admission of higher acuity residents (approximately $6.66 per Medicare day) and increased the level of Part B Medicare revenues (approximately $1.48 per Medicare day).

      On October 1, 2004, Medicare rates increased by 2.8%, or $9.05, per Medicare day, reflecting the annual market basket increase. On an annualized basis, the net impact for 2004 compared to 2003 was $2.30 per Medicare day. In addition, we improved Medicare rates from the admission of higher acuity residents (approximately $10.18 per Medicare day) and increased the level of Part B Medicare revenues (approximately $4.59 per Medicare day).

      For private and other payor sources, we experienced a 4.0% increase in rates from 2003 to 2004; as compared to 7.6% increase from 2002 to 2003. The 2003 increase was unusually high primarily due to the shift of lower paying private pay residents into Medicare, and increases in rates received from health maintenance organizations.

      Average Medicaid revenue per resident day increased 5.7% in 2004 relative to 2003; and 4.2% in 2003 relative to 2002. For a number of states, the increase in average Medicaid revenue per resident day was primarily attributable to increases in acuity of care levels, and funding for increased state assessment fees and taxes.

EBITDA and EBITDA Percentage

      The following table sets forth a reconciliation of net income before taxes and EBITDA.

	Year Ended December 31

	2004	2003	2002

Net income (loss) before income taxes	$56,960	$32,051	$6,337
Add (deduct):
Depreciation and amortization	35,200	37,448	37,575
Interest expense, net	17,183	29,946	31,529
Valuation adjustment on interest rate caps	7,983	(131)	746
Loss on disposal of assets, provision for closure and exit costs, and impairment of long-lived assets	8,541	—	1,332
Loss on refinancing and retirement of debt	6,484	—	2,849

EBITDA	$132,351	$99,314	$80,368

      The following table sets forth the calculations of EBITDA percentages:

	Year Ended December 31

	2004	2003	2002

EBITDA	$132,351	$99,314	$80,368
Revenues	$947,852	$870,432	$815,051
EBITDA as percent of total revenue	14.0%	11.4%	9.9%

      EBITDA, as a percentage of total revenues, increased to 14.0% in 2004 from 11.4% in 2003 and 9.9% in 2002. The increase was attributable to the improvement in Medicare census and reductions in certain operating costs as a percentage of revenues, primarily wages and benefits.

Results from Operations:

      The following table sets forth details of our revenues and income as a percentage of total revenues:

	Year Ended December 31

	2004	2003	2002

Revenues
Nursing and assisted living facilities	96.9%	96.9%	96.6%
Outpatient therapy	1.2	1.3	1.3
Other	1.9	1.8	2.1

	100.0	100.0	100.0
Operating and general and administrative costs	85.1	87.5	88.8
Lease, depreciation and amortization	4.7	5.4	5.9
Interest expense, net	1.8	3.4	3.9
Valuation adjustment on interest rate caps	0.8	—	0.1
Loss on disposal of assets, provision for closure and exit costs and impairment of long-lived assets	0.9	—	0.2
Loss on refinancing and retirement of debt	0.7	—	0.3

Income before income taxes	6.0	3.7	0.8
Income tax (benefit) expense	(1.1)	1.4	0.4

Net income	7.1%	2.3%	0.4%

Year Ended December 31, 2004 Compared with Year Ended December 31, 2003

Revenues

      Revenues in 2004 increased $77.5 million, or 8.9%, to $947.9 million from $870.4 million in 2003. Outpatient therapy and other revenues in 2004 increased $2.0 million, or 7.4%, to $29.0 million due to increased lease revenue and management and consulting revenue.

      Revenues from nursing and assisted living facilities increased $75.5 million in 2004 compared to 2003, including $1.7 million as a net result of the following: (1) the acquisition of a nursing facility in Wisconsin on December 31, 2003, (2) a newly-constructed assisted living facility completed in May 2004 in Wisconsin, (3) the acquisition of four nursing facilities in Indiana in June 2004, (4) sale of the facilities in Arkansas in August 2004, and (5) the transfer to a third party of the operations of a nursing facility in Wisconsin in August 2004. Revenues from nursing and assisted living facilities, on a same facility basis, increased $73.8 million, or 9.0%, in 2004. This increase was attributable to the following:

Dollars in
Millions

• a 5.7% increase (excluding prior year adjustments) in the average daily nursing Medicaid rate (which included cost-offset funding as a result of increased state assessments and bed taxes of $5.7 million)	$23.1
• an increase in Medicare revenues due to Medicare Part A rate increases of 2.8% and 6.26% effective October 1, 2004 and 2003, respectively	12.6
• an increase in Medicare residents from 15.5% of total in 2003 to 16.6% in 2004	9.8
• an increase in Medicare revenues due to the improvement in RUGs mix and other factors	7.8
• an increase in nursing ancillary revenues	6.3
• a increase in nursing resident ADC census from 12,490 in 2003 to 12,607 in 2004	5.5
• increases in other average daily nursing rates	4.5
• increase due to one extra day in 2004	2.1
• an increase in assisted living revenues due to increased occupancy and higher rates	1.1

72.8
These increases were adjusted by:
• favorable prior year revenue adjustments recorded in 2004 of $3.7 million compared to favorable prior year revenue adjustments of $2.6 million recorded in 2003	1.0

Total increase in revenues from same facility nursing and assisted living centers	$73.8

Operating and General and Administrative Costs

      Operating and general and administrative costs increased $44.5 million, or 5.8%, in 2004 compared to 2003, including $3.1 million as a net result of the following: (1) the acquisition of a nursing facility in Wisconsin on December 31, 2003, (2) a newly-constructed assisted living facility completed in May 2004 in Wisconsin, (3) the acquisition of four nursing facilities in Indiana in June 2004, (4) the sale of the facilities in Arkansas in August 2004, and (5) the transfer to a third party of the operations of a nursing facility in

Wisconsin in August 2004. Operating and general and administrative costs on a same facility basis increased $41.4 million, or 5.6%. This increase was attributable to the following:

Dollars in
Millions

• wages, benefits and contracted staffing, which included an average wage rate increase of 3.0%	$26.8
• state assessments and bed taxes	5.7
• drug expense due to higher resident census, Medicare mix and drug prices	3.1
• equipment expenses	2.2
• other operating and administrative expenses	3.6

Total increase in same facility operating and general and administrative costs	$41.4

Lease Costs, Depreciation and Amortization

      Lease costs decreased $0.1 million to $9.0 million when comparing 2004 to 2003. Depreciation and amortization decreased $2.2 million to $35.2 million in 2004 compared to $37.4 million in 2003. Approximately $2.5 million of this decrease resulted from the discontinuation of depreciation on assets held for divestiture as of January 1, 2004, offset by an increase of $0.3 million from other items.

Interest Expense, Net

      Interest expense, net of interest income, decreased $12.7 million to $17.2 million for 2004 compared to $29.9 million for 2003. The weighted average interest rate of all long-term debt decreased to approximately 6.88% during 2004 compared to approximately 7.76% during 2003. Interest income was $4.2 million higher in 2004 than in 2003 primarily due to (1) the receipt in October 2004 of $2.3 million of interest from the Internal Revenue Service relating to an income tax refund from carry back of net operating losses, (2) an increase of $1.4 million in interest from Greystone relating to the completion of the Divestiture Agreement and (3) an increase of $1.4 million in interest related to the loss adjustment on the 1999 Arbor sale, offset by (4) a decrease of $0.9 million in interest primarily relating to the receipt of $20.6 million from Tandem in February and June 2004 for early repayment of notes receivable. The average debt level decreased to $332.4 million during 2004 compared to $397.7 million during 2003.

Valuation Adjustment on Interest Rate Caps

      The valuation adjustment on interest rate caps was an expense of $8.0 million for 2004 compared to income of $0.1 million in 2003. The value of the caps decreased in 2004 due to a decrease in the volatility of the projected future six-month LIBOR. The valuation adjustment on the interest rate caps, formerly included in interest income, has been reclassified to a separate line on the income statement because they do not qualify for hedge accounting.

Loss (Gain) on Disposal of Assets and Impairment of Long-Lived Assets

      Loss on disposal of assets and impairment of long-lived assets was $8.5 million for 2004. Loss on the disposal of assets totaled $0.1 million and the loss on impairment of long-lived assets totaled $8.4 million.

      The net loss on disposal of assets included (1) the write-off of the Omnicare stock warrant in September 2004 for a loss of $4.0 million, (2) the prepayment of notes receivable from Tandem at a discount for a loss of $1.3 million, (3) the sale of the Arkansas facilities in August 2004 for a loss of $0.6 million, (4) the completion in June 2004 of the September 2000 Divestiture Agreement with Greystone, that resulted in cash proceeds of $10.0 million from a Vendor Take Back note and a gain of $4.9 million, and (5) the sale, at market value, to Extendicare of our 125,000 shares of Omnicare stock for $4.9 million in cash for a gain of $0.9 million.

      The loss on impairment of assets was $8.4 million. A $1.6 million impairment loss was recorded in March 2004, when we concluded the evaluation of two nursing facilities in Indiana and made a decision, subject to State of Indiana approval, and after renovation to one of the two facilities, to consolidate the two operations into one. As a result of the decision to close the one facility, we have recorded a provision of $1.6 million for impairment of long-lived assets. As a result of the financial and operating performance of Lakeside Health in the fourth quarter of 2004, in December 2004, we recorded an asset impairment provision of $6.8 million to reduce the carrying value of the Lakeside property from $13.0 million to $6.2 million. We determined the reduced property value based upon our view of the current market value of the facility, which assumes that the facility attains a suitable Medicare occupancy level. There cannot be assurance that a future reduction in carrying value will not be required if these estimates change.

Loss on Refinancing and Retirement of Debt

      Loss on refinancing and retirement of debt was $6.5 million for 2004. This loss included a loss of $9.3 million on the early retirement of the 2007 Notes and losses totaling $0.5 million on the early retirement of Industrial Development Revenue Bonds. Refer to “Significant Events and Developments” for the component costs of the refinancing of the 2007 Notes. These losses were offset by a $3.3 million gain on termination of the interest rate swap and cap. The interest rate swap and cap maturing in 2007 were terminated due to the early retirement of the 2007 Notes.

Income Taxes

      Income taxes for 2004 were a benefit of $10.8 million compared to a provision of $12.0 million for 2003. Our effective tax rate was a benefit of 18.9% in 2004, compared to an tax expense provision of 37.3% in 2003. Included in 2004 income taxes is a tax benefit of $33.6 million recorded in December 2004 resulting primarily from two events. We recorded a tax benefit of $31.9 million for an additional loss claimed from the December 1999 sale of Arbor, our former subsidiary, to Tandem. This additional loss was primarily due to the issuance of additional guidance by the IRS, regarding the method to calculate loss on the sale of subsidiary stock, and partially due to the settlement of an IRS audit for the tax years ending December 1997 through December 2002. In addition, we recorded a tax benefit of $1.7 million relating to this IRS audit and other issues.

      Without the above tax benefits of $33.6 million, income tax expense for 2004 was $22.8 million compared to $12.0 million for 2003. Without these tax benefits, our effective tax rate was 40.0% for 2004 compared to 37.3% for 2003. The increase in the effective tax rate primarily related to the change in the valuation allowance for state deferred tax assets between the two years. When we assess the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and record a valuation allowance, if required. The ultimate realization of deferred tax assets depends upon us generating future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies when we make this assessment.

Net Income

      Net income for 2004 was $67.7 million compared to $20.1 million for 2003. The improvement in net income was due to the reasons described herein.

Related Party Transactions

      We insure certain risks, including comprehensive general liability, excess workers’ compensation and employer’s liability insurance, with Laurier Indemnity Company and Laurier Indemnity Ltd., affiliated insurance subsidiaries of Extendicare. We recorded approximately $10.8 million and $10.7 million of expenses for this purpose for 2004 and 2003, respectively. Also, for 2004, we recorded a credit to expense of $1.0 million due to a refund relating to prior year workers’ compensation policies with Laurier Indemnity Company.

      We purchase computer hardware and software support services from Virtual Care Provider, Inc., an affiliated subsidiary of Extendicare. Expenses related to these services were $4.8 million and $6.9 million for

2004 and 2003, respectively. The decrease of $2.1 million primarily related to the transfer of certain employees from Virtual Care Provider, Inc. to us as of January 1, 2004, which increased our compensation and benefit expense by $2.7 million during 2004.

      Extendicare held $27.9 million of the 2007 Notes prior the refinancing. Pursuant to our tender offer, in May 2004 the 2007 Notes held by Extendicare were redeemed for approximately $28.8 million in cash. Subsequently in May 2004, Extendicare purchased at market value all of our 125,000 common share investment in Omnicare, for $4.9 million in cash, which resulted in a gain of $0.9 million.

      In addition, Extendicare advanced through our direct parent company $22.9 million, of which $14.0 million was through an affiliate. In December 2004, we advanced $7.7 million to Extendicare, which was outstanding as of December 31, 2004 but subsequently repaid in January 2005. As a result, as of December 31, 2004, we owe $17.8 million to our shareholder and an affiliate, which includes a $3.5 million non-interest bearing payable with no specific repayment due date to a subsidiary company of Extendicare.

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

      Revenues from nursing and assisted living facilities increased $56.0 million in 2003 compared to 2002. This increase was attributable to the following:

Millions

• an increase in Medicare residents from 13.4% of total residents in 2002 to 15.5% in 2003	$15.5
• a 4.2% increase (excluding prior period adjustments) in the average daily nursing Medicaid rate (which included cost-offset funding as a result of increased state assessments and bed taxes of $4.4 million)	16.0
• a 1.4% increase in nursing resident census from an ADC of 12,727 in 2002 to 12,901 in 2003	11.1
• increases in other average daily nursing rates	8.2
• an increase in nursing ancillary revenues	6.8
• an increase in Medicare revenues due to the improvement in RUGs mix	4.5
• an increase in Medicare revenues due to the 6.26% increase in the Medicare Part A rate effective October 1, 2003; and	3.5
• an increase in assisted living revenues due to increased occupancy and higher rates	2.3

67.9
These increases were offset and adjusted by:
• a decrease due to the Medicare Cliff, net of the market basket increase, implemented on October 1, 2002	(12.8)
• favorable prior year revenue adjustments recorded in 2003 consisting of (1) a recovery of $4.2 million in Medicaid revenues as the outcome of a favorable court decision in the State of Ohio relating to the recovery of alleged government overpayments for adjudicated Medicaid cost report periods, and (2) revenue adjustments totaling $1.1 million for the settlement of prior year state cost reports; offset by (a) the recording in 2003 of a contractual revenue adjustment totaling $2.7 million for prior year Medicare settlement receivables, and further offset by (b) $1.7 million in favorable prior year adjustments recorded in 2002 primarily for the settlement of prior year state cost reports
0.9

Total increase in revenues from nursing and assisted living centers	$56.0

Operating and General and Administrative Costs

      Operating and general and administrative costs increased $38.0 million, or 5.2%, in 2003 compared to 2002. This increase was attributable to the following:

Millions

• wages and benefits of $18.8 million and contracted staffing for food, laundry and therapy services of $4.5 million, totaling $23.3 million, or a 4.4% increase, which included an average wage rate increase of 3.2% in nursing operations	$23.3
• drug expense due to higher resident census, Medicare mix and drug prices	3.9
• state assessments and bed taxes	4.4
• professional fees expense primarily due to legal fees and nursing consulting	1.9
• general liability expense primarily due to premiums and accruals	1.7
• other operating expenses	2.8

Total increase in operating and general and administrative costs	$38.0

Lease Costs, Depreciation and Amortization

      Lease costs decreased $1.5 million when comparing years as a result of the purchase of previously leased facilities in 2002. Depreciation and amortization decreased $0.2 million to $37.4 million in 2003 compared to $37.6 million in 2002.

Interest Expense, Net

      Interest expense, net of interest income, decreased $1.6 million to $29.9 million for 2003 compared to $31.5 million for 2002. The weighted average interest rate of all long-term debt decreased to 7.76% during 2003 compared to approximately 7.81% during 2002. Interest income was $1.9 million higher than 2002, primarily due to $1.3 million in interest income that was previously not recognized. The average debt level increased to $397.7 million during 2003 compared to $383.5 million during 2002.

Valuation Adjustment on Interest Rate Caps

      The valuation adjustment on interest rate caps was a gain of $0.1 million for 2003 compared to a loss of $0.8 million in 2002. The change was due to changes in long-term market interest rates. The valuation adjustment on the interest rate caps, formerly included in interest income, has been reclassified to a separate line on the income statement.

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

Net Income

      Net income for 2003 was $20.1 million compared to $3.2 million for 2002. The improvement in net income was due to the reasons described herein above.

Related Party Transactions

      We insure certain risks, including comprehensive general liability, excess workers’ compensation and employer’s liability insurance, with Laurier Indemnity Company and Laurier Indemnity Ltd., affiliated insurance subsidiaries of Extendicare, our Canadian parent. We recorded approximately $10.7 million and $9.9 million of expenses for this purpose for 2003 and 2002, respectively.

      We purchase computer hardware and software support services from Virtual Care Provider, Inc., an affiliated subsidiary of Extendicare Inc. Expenses related to these services were $6.9 million and $7.9 million for 2003 and 2002, respectively.

Liquidity and Capital Resources

Sources and Uses of Cash

      We had cash and cash equivalents of $29.6 million at December 31, 2004 and $48.9 million at December 31, 2003. The table below sets forth a summary of the significant sources and uses of cash:

	Year Ended December 31

	2004	2003	2002

	(thousand of dollars)
Cash provided by operating activities	$81,400	$56,033	$38,832
Cash used in investing activities	(9,669)	(26,772)	(22,415)
Cash (used in) provided by financing activities	(90,974)	(4,766)	7,536
Increase (decrease) in cash and cash equivalents	(19,243)	24,495	23,953

      The increase in cash flow from operating activities of $25.4 million in 2004 compared to 2003 was primarily due to an improvement in income, an increase of $13.1 million in collections of Medicare settlement receivables and a reduction of $2.1 million in payments for self-insured liabilities, partially offset by a decrease of $6.2 million in amounts due to shareholder and affiliates.

      Our working capital decreased $26.2 million from $55.8 million at December 31, 2003 to $29.6 million at December 31, 2004. Working capital decreased primarily due to the use of cash to reduce long-term debt by $101.0 million from $392.9 million at December 31, 2003 to $291.9 million as of December 31, 2004, which was offset by cash flow from operating activities.

      Accounts receivable at December 31, 2004 were $96.0 million compared with $95.3 million at December 31, 2003, representing an increase of $0.7 million. The increase in accounts receivable included a $1.4 million increase in interest receivable due to the estimated IRS interest impact of our additional loss claimed from the December 1999 sale of Arbor, our former subsidiary, to Tandem, partially offset by an $0.8 million decrease within the nursing operations and an increase of $0.1 million in outpatient therapy receivables. Within the nursing operations, billed patient care and other receivables increased $3.7 million while third-party payor settlement receivables decreased $4.5 million.

      The decrease in settlement receivables of $4.5 million from December 31, 2003 to December 31, 2004 included decreases of $17.2 million from the collection of Medicare settlements and $9.4 million from the collection of Medicare co-insurance amounts. These decreases were partially offset by increases of $8.5 million from the reclassification of settlement receivables from other long-term assets to accounts receivables, $13.1 million relating to revenue in the 2004 period for anticipated Medicare reimbursement for uncollectible co-insurance and $0.5 million from Medicaid cost report settlements and other items.

      Property and equipment decreased $2.6 million from $448.7 million at December 31, 2003 to $446.1 million at December 31, 2004. Property and equipment decreased due to depreciation expense of $34.1 million, provisions for impairment of long-lived assets of $8.4 million, a decrease of $6.1 million resulting from the sale of the Arkansas facilities and other decreases of $0.9 million. These decreases were partially offset by normal capital expenditures of $25.4 million, $15.0 million from new construction projects, $1.5 million from the

February 2004 acquisition of a previously-leased nursing facility in Washington and $5.0 million from the June 2004 acquisition of four nursing facilities in Indiana.

      Total long-term debt, including both current and long-term maturities of debt, was $291.9 million at December 31, 2004. This represents a decrease of $101.0 million from December 31, 2003, including (1) a decrease of $200.0 million due to the prepayment of the 2007 Notes, (2) an increase of $121.9 million due to the sale and issuance of the 2014 Notes, and (3) a decrease of $22.5 million due to the prepayment of Industrial Development Revenue Bonds.

      Cash used in investing activities was $9.7 million for 2004 compared to $26.8 million for 2003. The change of $17.1 million was due to proceeds in 2004 of (1) $10.0 million from the completion of the sale of nursing facilities to Greystone, (2) $4.9 million from sale of Omnicare shares to Extendicare, (3) $20.6 million from collection of note receivables due from Tandem, and (4) $4.9 million from the sale of the Arkansas facilities. These items were partially offset by increases in expenditures in the 2004 period compared to the 2003 period of (1) $2.4 million for acquisitions, (2) $10.7 million for new construction projects, (3) $4.4 million in purchases of property and equipment, and (4) $5.8 million in other non-current assets.

      Cash used in financing activities was $91.0 million for 2004 compared to $4.8 million for 2003. The change of $86.2 million related primarily to the long-term debt transactions discussed herein plus the payments of fees and expenses relating to those transactions, partially offset by advances from our shareholder and an affiliate of $22.9 million.

Debt Instruments

Summary of Long-term Debt

      Long-term debt consisted of the following at December 31:

	2004	2003

	(dollars in thousands)
9.50% Senior Notes due 2010	$149,714	$149,676
6.875% Senior Subordinated Notes due 2014	122,022	—
9.35% Senior Subordinated Notes due 2007	—	200,000
Industrial Development Revenue Bonds, variable interest rates ranging from 2.01% to 6.25%, maturing through 2014, secured by certain facilities	10,455	33,160
Mortgage notes payable, interest rates ranging from 3.0% to 10.0%, maturing through 2009	9,730	10,054
Other, primarily capital lease obligations	11	28

Long-term debt before current maturities	291,932	392,918
Less current maturities	1,071	1,223

Total long-term debt	$290,861	$391,695

      The weighted average interest rate of all of our long-term debt (including the effects of the interest rate swap and cap discussed below) was 6.26% and 7.52% as of December 31, 2004 and 2003, respectively. Our long-term debt instruments have maturities ranging from 2005 to 2014.

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

      In October 2003, the 2010 Senior Notes were upgraded by Standard & Poor’s Ratings Services, or S&P, from “B-” to “B,” and the credit facility was upgraded from “BB-” to “BB.” In April 2004, the 2010 Senior Notes were upgraded by Moody’s Investors Service from “B2” to “B1.”

2014 Notes

      On April 22, 2004, we sold and issued $125 million aggregate principal amount of the 2014 Notes pursuant to Rule 144A and Regulation S under the Securities Act. The 2014 Notes were issued at a price of 97.5001% of par to yield 7.23%. The net proceeds from the issuance of the 2014 Notes were approximately $117.4 million, net of a discount of $3.1 million and fees and expenses of $4.5 million. We used these net proceeds, along with cash-on-hand and borrowings under our amended and restated credit facility described below, to purchase for cash the 2007 Notes validly tendered in the tender offer, to redeem the 2007 Notes not tendered in the tender offer prior to May 24, 2004 and to pay related fees and expenses of the tender offer and redemption. In August 2004, we completed our offer to exchange new 6.875% Senior Subordinated Notes due 2014 that have been registered under the Securities Act for the Senior Subordinated Notes issued in April 2004. The terms of the new 2014 Notes are identical to the terms of the 2014 Notes issued in April 2004.

      The 2014 Notes are fully and unconditionally guaranteed on a senior subordinated unsecured basis, jointly and severally, by all of our existing and future domestic significant subsidiaries, all of our existing and future domestic subsidiaries that guarantee or incur any indebtedness and any other existing and future significant subsidiaries or restricted subsidiaries of ours that guarantee or otherwise provide direct credit support for our indebtedness or the indebtedness of any of our domestic subsidiaries. The 2014 Notes and guarantees are our and our subsidiary guarantors’ general unsecured obligations.

      On or after May 1, 2009, we may redeem all or part of the 2014 Notes at the redemption prices (expressed as percentages of principal amount) listed below, plus accrued and unpaid interest, if any, to the date of redemption, if redeemed during the twelve-month period commencing on May 1 of the years set forth below:

Year	Redemption Price

2009	103.438%
2010	102.292%
2011	101.146%
2012 and thereafter	100.000%

      Before May 1, 2007, we may redeem up to 35% of the aggregate principal amount of outstanding 2014 Notes under the indenture with the net cash proceeds of qualified equity offerings.

      In April 2004, S&P assigned a “B-” rating to the 2014 Notes.

2007 Notes

      On April 22, 2004, we purchased for cash $104.9 million aggregate principal amount of our 2007 Notes pursuant to a tender offer to purchase any and all of our then-outstanding $200 million of 2007 Notes. On May 24, 2004, we redeemed and cancelled the remaining $95.1 million of 2007 Notes not tendered in the tender offer. The holders of the 2007 Notes who tendered their 2007 Notes, or whose 2007 Notes were redeemed by us, were paid a premium that, in the aggregate, amounted to approximately $6.6 million.

Credit Facility

      We established a senior secured revolving credit facility in June 2002. In connection with the April 2004 offering of the 2014 Notes, we amended and restated our senior secured revolving credit facility to, among other things, extend the maturity date from June 28, 2007 to June 28, 2009 and increase the total borrowing capacity from $105 million to $155 million.

      The credit facility is used to back letters of credit and for general corporate purposes. Borrowings under the credit facility bear interest, at our option, at the Eurodollar rate or the base rate, plus applicable margins. Depending upon our senior leverage ratio, the interest rate is equal to the Eurodollar rate plus a margin of 2.50% to 3.25% per annum or the base rate plus a margin of 1.50% to 2.25% per annum. The commitment fee is 0.50% per annum on the undrawn capacity regardless of utilization.

      As of December 31, 2004 and December 31, 2003, the Company had no borrowings under the credit facility. The unused portion of the credit facility that is available for working capital and corporate purposes, after reduction for outstanding letters of credit of $23.9 million, was $131.1 million as of December 31, 2004.

      The credit facility is secured by a perfected, first priority security interest in certain tangible and intangible assets and all of our capital stock and the capital stock of our subsidiary guarantors. The credit facility is also secured by a pledge of 65% of the voting stock of our foreign subsidiaries, including our subsidiary guarantor’s foreign subsidiaries, if any. The credit facility contains customary covenants and events of default and is subject to various mandatory prepayment and commitment reductions. We are permitted to make voluntary prepayments at any time under the credit facility.

      The credit facility requires that we comply with various financial covenants, including fixed charge coverage, debt leverage, and tangible net worth ratios. We are in compliance in respect of all outstanding debt covenants as of the date of this Annual Report on Form 10-K, based upon the financial covenants calculations as of December 31, 2004.

      In April 2004, S&P assigned a “BB-” rating to the amended and restated credit facility.

Acquisition of ALC and Assumption of Debt

      In January 2005, we amended our credit facility to permit the loan from EHI and accommodate the ALC acquisition. On January 31, 2005, the shareholders of ALC approved the merger and acquisition agreement with us and we completed the acquisition for a total of approximately $285 million, including the assumption of ALC’s debt of approximately $141 million. We financed the acquisition by using available $29 million in cash on hand, a $55 million 6% Term Loan from Extendicare Holdings, Inc., or EHI and $60 million from our credit facility. The ALC debt we assumed on the acquisition is non-recourse to us, and the debt and earnings of ALC are excluded from existing financial covenants under our credit facility. We are restricted from borrowing further under our the credit facility and under the ALC credit facility to finance any ALC operating deficiencies and all cash flow from ALC will be retained within the ALC operations. Any cash flow deficiencies within ALC will be financed by way of advances from Extendicare directly to ALC. We believe that Extendicare has sufficient cash on hand and a line of credit to finance any cash flow deficiencies.

Interest Rate Swap and Cap Agreements

      In April 2004, coterminous with the redemption of the 2007 Notes, we terminated our related interest rate swap and cap agreements for an aggregate gain of $3.3 million recognized in the second quarter of 2004. In addition, to hedge our exposure to fluctuations in market value, we entered into two new interest rate swap agreements and two new interest rate cap agreements relating to the 2010 Senior Notes and the 2014 Notes.

      With respect to the 2010 Senior Notes, we entered into an interest rate swap agreement expiring July 1, 2010, or 2010 Swap, with a notional amount of $150.0 million. The 2010 Swap effectively converted up to $150.0 million of fixed interest rate indebtedness into variable interest rate indebtedness. Under the terms of the 2010 Swap, the counterparty can call the swap at any time on or after July 1, 2006 with payments as determined under the agreement. This call option is a mirror image of the embedded call option in the debt instrument. The 2010 Swap was designated as a highly-effective fair value hedge, and as a result, changes in market value of the swap are recorded in income but are offset by changes in market value of the indebtedness so that there is no net impact on the statement of income unless the swap is terminated or no longer qualifies as a hedge. We also entered into an interest rate cap agreement expiring July 1, 2010, or 2010 Cap, with a notional amount of $150.0 million. Under the 2010 Cap, we paid an upfront fee of $3.5 million to the counterparty. We will receive a variable rate of interest equal to the excess, if any, of the six-month LIBOR, adjusted semi-annually, over the cap rate of 7%. We use the 2010 Cap to offset possible increases in interest payments under the 2010 Swap caused by increases in market interest rates over a certain level. Under the terms of the 2010 Cap, the counterparty can call the cap if the 2010 Swap is terminated. The 2010 Cap was not designated as a hedging instrument under SFAS 133 and, therefore, changes in market value are recorded in the statement of income.

      With respect to the 2014 Notes, we also entered into an interest rate swap agreement expiring May 1, 2014, or 2014 Swap, with a notional amount of $125.0 million. This agreement effectively converted up to $125.0 million of fixed interest rate indebtedness into variable interest rate indebtedness. Under the terms of the 2014 Swap, the counterparty can call the swap at any time on or after May 1, 2009 with payments as determined under the agreement. This call option is a mirror image of the embedded call option in the debt instrument. The 2014 Swap was designated as a highly-effective fair value hedge, and as a result, changes in market value of the swap are recorded in income but are offset by changes in market value of the indebtedness so that there is no net impact on the statement of income unless the swap is terminated or no longer qualifies as a hedge. We also entered into an interest rate cap agreement expiring May 1, 2014, or 2014 Cap, with a notional amount of $125.0 million. Under the 2014 Cap, we pay a fixed rate of interest equal to 0.75% to the counterparty and receive a variable rate of interest equal to the excess, if any, of the six-month LIBOR, adjusted semi-annually, over the cap rate of 7%. We use the 2014 Cap to offset possible increases in interest payments under the 2014 Swap caused by increases in market interest rates over a certain level. Under the terms of the 2014 Cap, the counterparty can call the cap if the 2014 Swap is terminated. The 2014 Cap was not designated as a hedging instrument under SFAS 133 and, therefore, changes in market value are recorded in the statement of income.

Off Balance Sheet Arrangements

      We have no significant off balance sheet arrangements.

Cash Management

      As of December 31, 2004, we held cash and cash equivalents of $29.6 million. The majority of excess cash is held in overnight investments and Certificate of Deposits, or CDs, for periods of less than 90 days. We forecast on a regular basis monthly cash flows to determine the investment periods of CDs and monitor daily the incoming and outgoing expenditures to ensure available cash is invested on a daily basis.

Future Liquidity and Capital Resources

      We believe that our cash from operations and anticipated growth, together with other available sources of liquidity, including borrowings available under our credit facility, will be sufficient for the foreseeable future to fund anticipated capital expenditures and make required payments of principal and interest on our debt.

      In addition, we believe that our cash from operations inclusive of our acquisition of ALC, together with the collective available sources of liquidity including borrowing available under our credit facility will be sufficient for the foreseeable future to fund capital expenditures and make required payments of principal and interest on our debt.

      During the 2004 period, we completed four construction projects for a total cost of $10.0 million. We have 11 additional construction projects in progress to add 18 nursing beds and 376 assisted living units to be completed in 2005 and 2006. Total costs incurred, through December 31, 2004 on these projects was approximately $9.4 million and purchase commitments of $12.6 million are outstanding. The total estimated cost of the uncompleted projects is approximately $42.0 million.

      At December 31, 2004, we had an accrued liability for settlement of self-insured liabilities of $37.7 million in respect of general and professional liability claims. Claim payments in 2004 were $13.9 million as compared to $16.0 million in 2003 and $20.9 million in 2002. The accrual for self-insured liabilities includes estimates of the cost of both reported claims and claims incurred but not yet reported. We exited the nursing facility markets of the highly litigious States of Florida and Texas in 2000 and 2001, respectively. As a result, accruals for general and professional liabilities have declined significantly from the 2002 level. We estimate that $18.0 million of the total $37.7 million liability will be paid within the next fiscal year. The timing of payments is not directly within our control, and, therefore, estimates are subject to change in the future. We believe we have provided sufficient provisions as of December 31, 2004.

Contractual Obligations

      Set forth below is a table showing the estimated timing of payments under our contractual obligations as of December 31, 2004:

	Payments Due By Period

		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

	(dollars in thousands)
Long-term debt	$291,932	$1,071	$4,825	$4,800	$281,236
Operating lease commitments	44,844	8,455	9,343	7,293	19,753

Total	$336,776	$9,526	$14,168	$12,093	$300,989

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

Revenue Recognition and Accounts Receivable

Revenues and Accounts Receivable

      We derive our revenues primarily from providing long-term healthcare services in the nursing and assisted living facilities we operate. Nursing facility revenue results from the payment for services and products from federal and state-funded cost reimbursement programs as well as private pay residents. Approximately 83% of our nursing facility revenues are derived from services provided under various federal or state medical assistance programs. We derive assisted living facility revenue primarily from private pay residents in the period in which we provide services and at rates we establish based upon the services provided and market conditions in the area of operation.

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

      We record accounts receivable at the net realizable value we expect to receive from federal and state reimbursement programs, other third-party payors or individual residents. We also estimate which receivables may be collected within one year and reflect those not expected to be collected within one year as non-current. We continually monitor and adjust our allowances associated with these receivables. We record allowances for bad debts from other third-party payors or from individual patients based upon a specific assessment of an account’s collection risk and our historical experience by payor type. If circumstances change, for instance due to economic downturn, resulting in higher than expected defaults or denials, our estimates of the recoverability of our receivables could be reduced by a material amount. Our allowance for doubtful accounts for current accounts receivable totaled $10.6 million and $11.7 million at December 31, 2004 and 2003, respectively.

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

      The Medicare program, prior to January 1, 1999, was a cost-based reimbursement program under which nursing facilities received interim payments for each facility’s respective reimbursable costs, which could be subject to adjustment based upon the submission of a year-end cost report and certain cost limits. The year-end cost report would be subject to audit by a FI, and could lead to ongoing discussions with a FI, which are normally resolved during the audit process, and therefore, no provisions are required. For unresolved items involving differences of opinion, such items can be settled through a formal appeal process, which results in the provider filing an appeal with the PRRB of the CMS. Should this occur, a general provision for Medicare receivables may be provided for disagreements.

      Similarly for states that operate under a retrospective reimbursement system under which interim payments are subject to audits, we have to evaluate and determine the amount of potential settlement accounts receivable or payable.

      We periodically review the settlement accounts receivable and the general contractual allowance for settlement of amounts in dispute, and adjust the balances accordingly based upon known facts at the time. An adjustment to settlement receivable amount and recorded revenues would occur upon, resolution of issues in dispute, or upon issues being settled at the PRRB. Since certain issues are significant in amounts, the resolution could have a material impact on our financial statements. In addition, we estimate the portion of the Medicaid and Medicare accounts receivable that are collectible within the next 12 months and classify this amount as a current asset. Accounts receivable from both Medicare and Medicaid state programs, net of a general contractual allowance, at December 31, 2004 totaled $17.0 million (2003 — $37.2 million). Of the total net Medicare and Medicaid settlement receivable balance, $6.7 million (2003 — $11.3 million) is expected to be substantially collected within one year and included within accounts receivable as a current asset. Our contractual allowance for current and non-current Medicare and Medicaid settlement accounts receivable totaled $4.4 million and $14.0 million at December 31, 2004 and 2003, respectively.

Valuation of Assets and Asset Impairment

      We record property and equipment at cost less accumulated depreciation and amortization. We depreciate and amortize these assets using a straight-line method for book purposes based upon the estimated lives of the assets. Goodwill represents the cost of the acquired net assets in excess of their fair market values. Pursuant to SFAS No. 142 we do not amortize goodwill and intangible assets with indefinite useful lives. Instead we test for impairment at least annually. Other intangible assets, consisting of the cost of leasehold rights, are deferred and amortized over the term of the lease including renewal options. We periodically assess the recoverability of long-lived assets, including property and equipment, goodwill and other intangibles, when there are indications of potential impairment based upon the estimates of undiscounted future cash flows. The amount of any impairment is calculated by comparing the estimated fair market value with the carrying value of the related asset. We consider such factors as current results, trends and future prospects, current estimated market value and other economic and regulatory factors in performing these analyses.

      A substantial change in the estimated future cash flows for these assets could materially change the estimated fair values of these assets, possibly resulting in an additional impairment. Changes which may impact future cash flows include, but are not limited to, competition in the marketplace, changes in Medicare and Medicaid rates, increases in wages or other operating costs, increased litigation and insurance costs, and increased operational costs resulting from changes in legislation and regulatory scrutiny and changes in interest rates. As detailed in Note 16 to our consolidated financial statements, the net loss on disposal of assets, provisions for closure and exit costs and impairment of long-lived assets totaled $8.5 million, $0.0 million and $1.3 million in 2004, 2003 and 2002, respectively.

Self-insured Liabilities

      Insurance coverage for patient care liability and other risks has become increasingly difficult to obtain. We insure certain risks with affiliated insurance subsidiaries of Extendicare Inc. and third-party insurers. The insurance policies cover comprehensive general and professional liability, workers’ compensation and employer’s liability insurance in amounts and with such coverage and deductibles as we deem appropriate, based on the nature and risks of our business, historical experiences, availability and industry standards. We self-insure for health and dental claims, in certain states for workers’ compensation and employer’s liability, and since January 2000, for general and professional liability claims up to deductible amounts as defined in our insurance policies.

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

      Changes in our level of retained risk, and other significant assumptions that underlie our estimate of self-insured liabilities, could have a material effect on the future carrying value of the self-insured liabilities. For example, in 2000, we experienced an adverse development of claims. In 2000 our per claim retained risk increased significantly for general and professional liability coverage mainly due to the level of risks associated with our Florida and Texas operations. We no longer operate nursing or assisted living facilities in Florida or nursing operations in Texas. However, claims originated from prior years continue to be adjudicated in these states. Our accrual for self-insured liabilities totaled $37.7 million and $45.1 million at December 31, 2004 and 2003, respectively.

Deferred Tax Assets

      Our results of operations are included in the consolidated federal tax return of our U.S. parent company. Accordingly, federal current and deferred income taxes payables (or receivables) are determined as if we filed our own income tax returns. Deferred tax assets and liabilities are recognized to reflect the expected future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect those temporary differences to be recovered or settled. We establish a valuation allowance based upon our estimate of whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon us generating future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Our valuation allowance for net state deferred tax assets totaled $3.7 million and $19.1 million at December 31, 2004 and 2003, respectively. The reduction in valuation allowance in 2004 primarily related to certain capital loss carryforwards, which had been subject to a complete valuation allowance that statutorily expired in 2004. The deferred tax asset and related valuation allowance were written off as a result of the expiration of the loss carryforwards.

Principles of Consolidation

      Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. All significant intercompany accounts and transactions with subsidiaries have been eliminated from the consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Qualitative Disclosures

      We use interest rate swaps to hedge a significant portion of the fair value of our debt obligations and interest rate caps to limit our exposure to increases in interest rates.

      For our variable-rate debt, changes in interest rates generally do not impact the market value of the debt instruments, but do affect our future income and cash flows. At December 31, 2004, we had $272 million of fixed-rate debt outstanding that has been effectively converted to variable-rate debt using interest rate swaps. Assuming that the balance of this debt remains constant, each one percentage point increase in the six-month LIBOR will result in an annual increase in interest expense, and a corresponding decrease in cash flows, of approximately $2.7 million. Conversely, each one percentage point decrease in the six-month LIBOR will result in an annual decrease in interest expense, and a corresponding increase in cash flows, of approximately $2.7 million. Increases in interest expense are limited by interest rate caps that reimburse us to the extent that the six-month LIBOR exceeds 7%.

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

Quantitative Disclosures

      The table below presents principal, or notional, amounts and related weighted average interest rates by year of maturity for our debt obligations and interest rate swaps and caps as of December 31, 2004 (dollars in thousands):

								Fair Value
								Liability
	2005	2006	2007	2008	2009	After 2009	Total	(Asset)

LONG-TERM DEBT:
Fixed Rate	$1,071	$1,026	$3,799	$583	$4,217	$271,736	$282,432	$308,155
Average Interest Rate	5.98%	5.79%	6.87%	6.75%	7.00%	8.48%	8.42%
Variable Rate	—	—	—	—	—	$9,500	$9,500	$9,500
Average Interest Rate	—	—	—	—	—	2.01%	2.01%
INTEREST RATE SWAPS: (fixed to variable)
Notional Amount	—	—	—	—	—	$275,000	$275,000	$(308)
Average Pay Rate (variable rate)	—	—	—	—	—	6.24%	6.24%
Average Receive Rate (fixed rate)	—	—	—	—	—	8.31%	8.31%
INTEREST RATE CAPS:
Notional Amount	—	—	—	—	—	$150,000	$150,000	$(984)
Notional Amount	—	—	—	—	—	$125,000	$125,000	$5,241

      The above table incorporates only those exposures that existed as of December 31, 2004 and does not consider those exposures or positions which could arise after that date or future interest rate movements. As a result, the information presented above has limited predictive value. Our ultimate results with respect to interest rate fluctuations will depend upon the exposures that occur, our hedging strategies at the time and interest rate movements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Extendicare Health Services, Inc.:

      We have audited the accompanying consolidated balance sheets of Extendicare Health Services, Inc. and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholder’s equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Extendicare Health Services, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

Milwaukee, Wisconsin

February 7, 2005

EXTENDICARE HEALTH SERVICES, INC.

CONSOLIDATED BALANCE SHEETS
December 31, 2004 and 2003
(In thousands except share data)

	2004	2003

ASSETS
Current Assets:
Cash and cash equivalents	$29,612	$48,855
Accounts receivable, less allowances of $10,594 and $11,692, respectively	95,973	95,338
Assets held under Divestiture Agreement (Note 5)	—	33,723
Supplies, prepaid expenses and other current assets (Note 3)	17,751	7,436
Income taxes receivable (Note 24)	1,654	—
Deferred state income taxes (Note 24)	2,664	4,260
Due from shareholder and affiliates (Notes 13, 23 and 24):
Federal income taxes receivable	5,231	8,121
Deferred federal income taxes	13,258	22,584
Other	7,690	7,010

Total current assets	173,833	227,327
Property and equipment (Note 6)	446,085	448,743
Goodwill and other intangible assets (Note 7)	74,554	75,193
Other assets (Note 8)	41,485	82,086

Total Assets	$735,957	$833,349

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities:
Current maturities of long-term debt (Note 9)	$1,071	$1,223
Accounts payable	22,297	20,672
Accrued liabilities (Note 10)	99,920	101,614
Deposits held under Divestiture Agreement (Note 5)	—	30,000
Current portion of accrual for self-insured liabilities (Note 11)	18,000	18,000
Current portion of amounts due from shareholder and affiliates (Note 23)	2,975	—
Income taxes payable (Note 24)	—	23

Total current liabilities	144,263	171,532
Accrual for self-insured liabilities (Note 11)	19,725	27,063
Long-term debt (Note 9)	290,861	391,695
Deferred state income taxes (Note 24)	1,833	7,343
Other long-term liabilities (Note 12)	12,448	11,082
Due to shareholder and affiliates (Notes 13, 23 and 24):
Deferred federal income taxes	1,853	38,490
Other	14,785	3,484

Total liabilities	485,768	650,689

Shareholder’s Equity:
Common stock, $1 par value, 1,000 shares authorized, 947 shares issued and outstanding	1	1
Additional paid-in capital	209,221	208,787
Accumulated other comprehensive income	342	985
Retained earnings (accumulated deficit)	40,625	(27,113)

Total Shareholder’s Equity	250,189	182,660

Total Liabilities and Shareholder’s Equity	$735,957	$833,349

The accompanying notes are an integral part of these consolidated financial statements.

EXTENDICARE HEALTH SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2004, 2003 and 2002
(In thousands)

	2004	2003	2002

REVENUES:
Nursing and assisted living facilities (Note 14)	$918,867	$843,414	$787,419
Outpatient therapy	10,987	11,524	10,280
Other	17,998	15,494	17,352

	947,852	870,432	815,051

COSTS AND EXPENSES (INCOME):
Operating	776,730	731,134	691,094
General and administrative	29,722	30,871	32,947
Lease costs	9,049	9,113	10,642
Depreciation and amortization	35,200	37,448	37,575
Interest expense, net (Note 15)	17,183	29,946	31,529
Valuation adjustment on interest rate caps (Note 21)	7,983	(131)	746
Loss on disposal of assets, provision for closure and exit costs and impairment of long-lived assets (Note 16)	8,541	—	1,332
Loss on refinancing and retirement of debt (Note 17)	6,484	—	2,849

	890,892	838,381	808,714

INCOME BEFORE INCOME TAXES	56,960	32,051	6,337
Income tax (benefit) expense (Note 24)	(10,778)	11,965	3,117

NET INCOME	$67,738	$20,086	$3,220

The accompanying notes are an integral part of these consolidated financial statements.

EXTENDICARE HEALTH SERVICES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S
EQUITY AND COMPREHENSIVE INCOME
(In thousands except share data)

				Accumulated	Retained
	Common Stock		Additional	Other	Earnings	Total
			Paid-In	Comprehensive	(Accumulated	Shareholder’s
	Shares	Amount	Capital	Income (Loss)	Deficit)	Equity

BALANCES at DECEMBER 31, 2001	947	$1	$208,787	$(2,367)	$(50,419)	$156,002
Comprehensive income (loss) (Note 25):
Unrealized loss on investments, net of income taxes	—	—	—	(995)	—	(995)
Unrealized gain on cash flow hedges, net of income taxes	—	—	—	974	—	974
Net income	—	—	—	—	3,220	3,220

Total comprehensive income (loss)						3,199

BALANCES at DECEMBER 31, 2002	947	1	208,787	(2,388)	(47,199)	159,201
Comprehensive income (Note 25):
Unrealized gain on investments, net of income taxes	—	—	—	3,341	—	3,341
Unrealized gain on cash flow hedges, net of income taxes	—	—	—	32	—	32
Net income	—	—	—	—	20,086	20,086

Total comprehensive income						23,459

BALANCES at DECEMBER 31, 2003	947	1	208,787	985	(27,113)	182,660
Comprehensive income (loss) (Note 25):
Unrealized loss on investments, net of income taxes	—	—	—	(742)	—	(742)
Unrealized gain on cash flow hedges, net of income taxes	—	—	—	99	—	99
Net income	—	—	—	—	67,738	67,738

Total comprehensive income						67,095
Income tax benefit from parent stock options exercised	—	—	434	—	—	434

BALANCES at DECEMBER 31, 2004	947	$1	$209,221	$342	$40,625	$250,189

The accompanying notes are an integral part of these consolidated financial statements.

EXTENDICARE HEALTH SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2004, 2003 and 2002
(In thousands)

	2004	2003	2002

OPERATING ACTIVITIES:
Net income	$67,738	$20,086	$3,220
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,200	37,448	37,575
Amortization of deferred financing costs	1,672	1,496	1,722
Provision for self-insured liabilities (Note 11)	6,600	6,000	5,250
Payments of self-insured liabilities (Note 11)	(13,938)	(16,026)	(20,877)
Provision for bad debts	11,325	11,038	10,937
Deferred income taxes	(30,794)	1,820	11,351
Valuation adjustment on interest rate caps (Note 21)	7,983	(131)	746
Loss on disposal of assets, provision for closure and exit costs, and impairment of long-lived assets (Note 16)	8,541	—	1,332
Loss on refinancing and retirement of debt (Note 17)	6,484	—	2,849
Changes in assets and liabilities:
Accounts receivable	(18,812)	(10,551)	(11,515)
Other assets	15,723	3,793	6,680
Supplies, prepaid expenses and other current assets	(10,673)	(211)	(638)
Accounts payable	1,625	(178)	(2,322)
Accrued liabilities	381	735	13,823
Income taxes payable/receivable	(1,622)	526	(80)
Current due to shareholder and affiliates	(6,033)	188	(21,221)

Cash provided by operating activities	81,400	56,033	38,832

INVESTING ACTIVITIES:
Proceeds from repayment of notes receivable	20,552	—	—
Proceeds from completion of divestiture agreement	10,000	—	—
Proceeds from sale of investments	4,894	—	—
Proceeds from sale of property and equipment (Note 16)	4,850	—	14,315
Payments for acquisitions (Note 4)	(6,454)	(4,124)	(17,930)
Payments for new construction projects	(14,970)	(4,304)	—
Payments for purchases of property and equipment	(25,444)	(21,029)	(18,659)
Changes in other non-current assets	(3,097)	2,685	(141)

Cash used in investing activities	(9,669)	(26,772)	(22,415)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt (Note 9)	128,082	—	171,122
Payments of deferred financing costs (Note 9)	(5,506)	—	(7,090)
Payments of long-term debt (Note 9)	(229,253)	(5,267)	(158,335)
Payments of interest rate cap fee (Note 21)	(3,495)	—	—
Payments of tender and call premium and legal expenses	(6,921)	—	—
Proceeds from termination of interest rate swap and cap	2,615	—	—
Advances from shareholder and an affiliate	22,900	—	—
Other long-term liabilities	604	501	1,839

Cash (used in) provided by financing activities	(90,974)	(4,766)	7,536

Increase (decrease) in cash and cash equivalents	(19,243)	24,495	23,953
Cash and cash equivalents, beginning of year	48,855	24,360	407

Cash and cash equivalents, end of year	$29,612	$48,855	$24,360

The accompanying notes are an integral part of these consolidated financial statements.

EXTENDICARE HEALTH SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     BUSINESS

      Extendicare Health Services, Inc. and its subsidiaries (hereafter referred to as the “Company”) operates in one reporting segment, nursing and assisted living facilities, throughout the United States. The Company is an indirect wholly owned subsidiary of Extendicare Inc. (“Extendicare”), a Canadian publicly traded company.

      At December 31, 2004, the Company operated or managed 148 nursing facilities with capacity for 14,882 beds and 37 assisted living facilities with 1,760 units. Through its nursing centers, the Company provides nursing, rehabilitative and other specialized medical services and, in the assisted living facilities, the Company provides varying levels of assistance with daily living activities to residents. The Company also provides consulting services to 72 nursing facilities (8,953 beds) and five assisted living facilities (493 units).

      In addition, at December 31, 2004, the Company owned 11 nursing facilities (1,310 beds), which were leased to and operated by three unrelated nursing home providers.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Principles of Consolidation

      The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management’s most significant estimates include provision for bad debts, provision for Medicaid and Medicare revenue rate settlements, valuation of assets and asset impairment, self-insured liabilities for general and professional liability, workers’ compensation and health and dental claims, and valuation of deferred tax assets. Actual results could differ from those estimates.

      The consolidated financial statements include those of the Company and its subsidiaries. All significant intercompany accounts and transactions with subsidiaries have been eliminated from the consolidated financial statements.

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

      The Company had approximately 25%, 23% and 24% as of December 31, 2004, 2003 and 2002, respectively, in accounts receivable derived from services provided under various federal (Medicare) programs and 41%, 40% and 41% as of the same dates derived from services provided under various state medical assistance programs (Medicaid). Management does not believe there are any credit risks associated with these government agencies other than possible funding delays. Accounts receivable other than from government

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

agencies consist of receivables from various payors that are subject to differing economic conditions and do not represent any concentrated credit risks to the Company.

      The Company periodically evaluates the adequacy of its allowance for doubtful accounts by conducting a specific account review of amounts in excess of predefined target amounts and aging thresholds, which vary by payor type. Provisions are considered based upon the evaluation of the circumstances for each of these specific accounts. In addition, the Company has established internally-determined percentages for allowance for doubtful accounts, which is based upon historical collection trends for each payor type and age of these receivables. Accounts receivable that the Company specifically estimates to be uncollectible, based upon the above process, are fully reserved for in the allowance for doubtful accounts until they are written off or collected.

d) Property and Equipment

      Property and equipment are stated at cost less accumulated depreciation and amortization. Provisions for depreciation and amortization are computed using the straight-line method for book purposes (accelerated methods for tax purposes) at rates based upon the following estimated useful lives:

Land improvements	10 to 25 years
Buildings	30 to 40 years
Building improvements	5 to 30 years
Furniture and equipment	Varying periods not exceeding 15 years
Leasehold improvements	The shorter of the term of the applicable lease or the useful life of the improvement

      Construction in progress includes pre-acquisition costs and other direct costs related to acquisition, development and construction of properties, including interest, which are capitalized until the facility is opened. Depreciation of the facility, including interest capitalized, is commenced the month after the facility is opened and based upon the useful life of the asset, as outlined above. Leased nursing facility assets are stated at cost less accumulated depreciation. Provisions for depreciation of leased facilities are computed as outlined above.

      Computer software is included within furniture and equipment and amortized over a five-year period. Approximately $111,000, $118,000 and $739,000 of costs included in furniture and equipment associated with developing or obtaining internal-use software were capitalized during the years ended December 31, 2004, 2003 and 2002, respectively, and are being amortized over three years.

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

      Leases that are operating leases with defined scheduled rent increases are accounted for in accordance with FASB Technical Bulletin 85-3. The effect of scheduled rent increases, which are included in minimum lease payments under SFAS Statement 13, Accounting for Leases, are recognized on a straight-line basis over the lease term.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f) Goodwill and Other Intangible Assets

      Goodwill represents the cost of acquired net assets in excess of their fair market values. As of January 1, 2002, the Company adopted the Statement of Financial Accounting Standards (“SFAS”) issued by the Financial Accounting Standards Board (“FASB”) No. 142, “Goodwill and Other Intangible Assets” which requires that goodwill and intangible assets with indefinite useful lives are no longer amortized but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. As a result, the amortization of goodwill and intangible assets with an indefinite life ceased upon adoption of the Statement. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. In accordance with SFAS No. 142, goodwill and intangible assets are assessed for impairment at least annually (refer to paragraph (g) below). The Company performs its annual assessment as of September 30th, and has not recorded an impairment of goodwill in 2004, 2003 or 2002.

      Other intangible assets, consisting of the costs of acquiring leasehold rights are deferred and amortized over the term of the lease including renewal options.

g) Long-lived Assets

      The Company periodically assesses the recoverability of long-lived assets, including property and equipment, in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement requires that all long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying value of an asset to the undiscounted future cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its estimated undiscounted future cash flows, an impairment is recognized to the extent the book value of the asset exceeds estimated fair value. Assets to be disposed of are reported at the lower of the carrying amount or the fair value of the asset, less all associated costs of disposition. In addition, SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Management considers such factors as current results, trends and future prospects, current market value, and other economic and regulatory factors, in performing these analyses.

h) Other Assets and Assets under Divestiture Agreement

      Assets held under Divestiture Agreement (see Note 5) are stated at cost less accumulated depreciation. Provisions for depreciation are computed as outlined above in Note 2(d).

      The Company has settlement accounts receivable due from the federal Medicare program, and certain state Medicaid programs with retrospective reimbursement systems. The Medicare program, prior to the implementation of the Prospective Payment System (“PPS”) on January 1, 1999, was a cost-based reimbursement program under which nursing facilities received interim payments for each facility’s respective reimbursable costs, which could be subject to adjustment based upon the submission of a year-end cost report and certain cost limits. The year-end cost report would be subject to audit by a Company’s Fiscal Intermediary (“FI”) and could lead to ongoing discussions with the FI regarding the treatment of various items related to prior years’ cost reports. Normally items are resolved during the audit process and no provisions are required. For items involving differences of opinion between the Company and a FI regarding cost report methods, such items can be settled through a formal appeal process. Should this occur, a general provision or contractual allowance for Medicare receivables may be provided for disagreements, which result in the provider filing an appeal with the Provider Reimbursement Review Board (“PRRB”) of the Centers for Medicare and Medicaid Services (“CMS”). Similarly, for states that operate under a retrospective reimbursement system under which interim payments are subject to audits, the Company evaluates and determines the amount of potential settlement accounts receivable or payable. The Company periodically reviews the accounts receivable and the general contractual allowance for settlement of amounts in dispute, and adjusts its balances

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

accordingly based upon known facts at the time. An adjustment to settlement receivable amount and recorded revenues would occur upon resolution of issues in dispute or upon issues being settled at the PRRB. In addition, the Company estimates the portion of the Medicaid and Medicare settlement accounts receivable to be collectible within the next 12 months and classifies this amount as a current asset.

      Notes receivables are stated at the face value of the note. Advances are stated at the amount of the receivable, net of any allowance for non-collection. The Company monitors the payment of interest due on the notes or advances and, where provided within the terms of the notes, reviews the financial statements of the company owing the amount to assess the ultimate collectibility of the notes. Should circumstances arise that the collectibility of the note is doubtful, an allowance will be reflected against the note receivable.

      Direct loan origination costs are recorded as deferred financing costs and amortized over the life of the related debt using the effective interest method.

      Debt service and capital expenditure trust funds and other investment holdings, which are comprised of fixed interest securities, equity securities, and liquid money market investments, are considered to be available-for-sale and accordingly, are reported at fair value. Fair values are based on quoted market prices. Unrealized gains and losses, net of related tax effects, are reported within Accumulated Other Comprehensive Income (“AOCI”) as a separate component of shareholder’s equity. A decline in the market value of any security below cost that is deemed other than temporary is charged to income, resulting in the establishment of a new cost basis for the security. The cost basis of the debt service trust funds approximates fair value. Realized gains and losses for securities classified as available-for-sale are included in the results of operations and are derived using the specific identification method for determining the cost of securities sold. Interest income is recognized when earned.

i) Revenue Recognition

      Nursing facility revenue results from the payment for services and products from federal and state-funded reimbursement programs as well as private pay residents. Revenues are recorded in the period in which services and products are provided at established rates less contractual adjustments. Contractual adjustments include differences between the Company’s established billing rates and amounts estimated by management as reimbursable under various reimbursement formulas or contracts in effect. Estimation differences between final settlements and amounts recorded in previous years are reported as adjustments to revenues in the period such settlements are determined. Refer to Note 14 for a specific description of legislative changes that impact revenues.

      Assisted living facility revenue is primarily derived from private pay residents in the period in which the services are provided and at rates established by the Company based upon the services provided and market conditions in the area of operation.

j)	Provision for Divested Operations and Facility Closures

      The Company continually assesses the performance of its asset portfolio, and for those assets that fail to meet operating and financial standards, a decision may be made to dispose of the asset. Assets to be disposed of are recorded at the lower of the carrying value or estimated fair market value after disposal costs. Effective January 1, 2003 the Company adopted SFAS Statement No. 146 (“SFAS No. 146”) “Accounting for Restructuring Costs Associated with Exit or Disposal Activities” which limits the Company from recording exit costs until the event is incurred or obligates the Company to the liability. Prior to the adoption of SFAS No. 146, upon the divestiture of operations, the Company identified and accrued for future known operating costs, commitments and obligations, and thereafter continually assessed the adequacy of the liability.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

k) Derivative Instruments and Hedging Activities

      All derivative instruments are recorded on the balance sheet at their respective fair values. On the date the derivative contract is entered into, the Company designates the derivative as either a hedge of the fair value of a recognized asset or liability (“fair value hedge”) or a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”). The Company assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedge items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues the hedge accounting prospectively.

      Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair-value hedge, along with the loss or gain on the hedged asset or liability of the hedged item that is attributable to the hedged risk are recorded in income. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income, until income is affected by the variability in cash flows of the designated hedged item.

      The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised, or because management determines that designation of the derivative as a hedging instrument is no longer appropriate. When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair-value hedge, the Company continues to carry the derivative on the balance sheet at its fair value, and changes in fair value are reported in the statement of income. In all other situations in which hedge accounting is discontinued, the Company continues to carry the derivative at its fair value on the balance sheet, and recognizes any changes in its fair value in income.

l) Income Taxes

      The Company’s results of operations are included in the consolidated federal tax return of the Company’s U.S. parent company. Accordingly, federal current and deferred income taxes payable (or receivable), are determined as if the Company had filed our own income tax returns. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

m) Reclassifications

      Certain reclassifications have been made to the 2003 and 2002 consolidated financial statements to conform to the presentation for 2004.

3.	SUPPLIES, PREPAID EXPENSES AND OTHER CURRENT ASSETS

	2004	2003

	(in thousands)
Prepaid expenses	$11,477	$932
Supplies	4,278	4,581
Other current assets	1,996	1,923

	$17,751	$7,436

      As of December 31, 2004, prepaid expenses include a $9.5 million prepayment to Laurier Indemnity Ltd., an affiliated insurance subsidiary of Extendicare Inc., for general liability and umbrella insurance premiums

3.	SUPPLIES, PREPAID EXPENSES AND OTHER CURRENT ASSETS (Continued)

for 2005. The Company changed the renewal period for its 2004 and 2005 insurance that resulted in the prepaid insurance balance as of December 31, 2004.

4.	ACQUISITIONS AND NEW CONSTRUCTION

      On June 1, 2004, the Company acquired four nursing facilities (321 beds) in Indiana for $5.0 million in cash. On February 12, 2004, the Company acquired a nursing facility in Washington, which was previously leased, for $1.4 million in cash.

      During 2004, the Company completed four construction projects for a total cost of $10.0 million. The Company added the following beds or units to existing facilities: 16 units to an assisted living facility in Kentucky in February 2004, 20 nursing beds to a nursing facility in Wisconsin in March 2004, and 30 units to an assisted living facility in Wisconsin in May 2004. In addition, the Company opened a new assisted living facility with 40 units in Wisconsin in May 2004.

      On December 31, 2003, the Company acquired one nursing facility (99 beds) in Wisconsin for $4.1 million in cash.

5.	ASSETS (AND DEPOSITS HELD) UNDER DIVESTITURE AGREEMENT

Assets Held Under Divestiture Agreement

      In June 2004, the Company concluded a deferred sales transaction (described below) with Greystone Tribeca Acquisition, L.L.C. (“Greystone”), by receipt of the final consideration of $10.0 million on the Vendor Take Back Note plus $2.6 million of interest, which completed the September 2000 Divestiture Agreement. Finalizing this transaction resulted in a gain of $4.9 million and interest income of $1.7 million.

      In September 2000, the Company disposed of eleven Florida nursing facilities (1,435 beds) and four Florida assisted living facilities (135 units) to Greystone and received initial cash proceeds of $30.0 million and contingent consideration in the form of a $10.0 million Vendor Take Back Note and two other contingent and interest-bearing notes. For the period from September 2000 through March 2004, the Company retained the right of first refusal to repurchase the facilities. The Company also retained an option to repurchase the facilities until March 2003; however, the Company elected not to place an offer to repurchase the facilities. The option to repurchase along with the significant portion of the sales price being contingent, resulted in the disposition being accounted for as a deferred sale in accordance with SFAS No. 66 and, accordingly, there was no gain or loss recorded on the initial transaction. Prior to the finalization of the agreement, the fixed assets had been classified as “Assets held under Divestiture Agreement” and had a net book value of $33.7 million. As of December 31, 2003, the Company anticipated the final consideration to be received in 2004, and, therefore, the “Assets held under Divestiture Agreement” were classified as a current asset and the Company ceased depreciating these assets as of January 1, 2004.

Deposits Held Under Divestiture Agreement

      Prior to finalization of the Divestiture Agreement, the initial cash proceeds of $30.0 million were classified in the balance sheet as “Deposits held under Divestiture Agreement.” Consistent with the classification of the Assets Held under Divestiture Agreement, the Deposits held under Divestiture Agreement were classified as a current liability as of December 31, 2003 and until the transaction was completed in June 2004.

6.	PROPERTY AND EQUIPMENT

      Property and equipment and related accumulated depreciation and amortization as of December 31 is as follows:

	2004	2003

	(in thousands)
Land and land improvements	$40,220	$40,576
Buildings and improvements	585,757	578,531
Furniture and equipment	70,927	68,432
Leasehold improvements	12,209	11,393
Construction in progress (Note 22)	11,485	5,952

	720,598	704,884
Less accumulated depreciation and amortization (Note 2(d))	274,513	256,141

	$446,085	$448,743

      Included within property and equipment are properties leased to unrelated operators (refer to Note 20).

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

      Goodwill and other intangible assets consisted of the following at December 31:

	2004	2003

	(in thousands)
Goodwill	$82,414	$81,916
Leasehold rights	10,016	10,016

	92,430	91,932
Less accumulated amortization (Note 2(f))	17,876	16,739

	$74,554	$75,193

      Aggregate amortization expense for leasehold rights for the years ended December 31, 2004 and 2003 was $1.1 million and $1.1 million, respectively. Estimated amortization expense for the next five years is $1.1 million in 2005, $0.6 million in 2006, $0.2 million in 2007, and nil thereafter based on leasehold rights owned as at December 31, 2004.

8.	OTHER ASSETS

      Other assets consisted of the following at December 31:

	2004	2003

	(in thousands)
Deferred financing costs, net	$11,828	$10,562
Non-current accounts receivable from Medicare and Medicaid programs, less contractual allowance of $2,994 and $8,470 in 2004 and 2003, respectively	10,214	25,938
Non-current accounts receivable from non-affiliated long-term care operators	7,024	6,901
Indemnification escrow	3,700	3,700
Non-current advances to Lakeside Health, LLC	2,445	—
Funds held under deferred compensation plan (Note 12)	2,001	1,551
Notes receivable	1,000	—
Prepaid interest rate cap fee	984	—
Other investments	916	762
Security deposits	361	363
Debt service and capital expenditure trust funds	309	308
Notes receivable from Tandem	—	21,402
Omnicare shares held for investment	—	5,048
Omnicare warrants held for investment	—	4,375
Other	703	1,176

	$41,485	$82,086

Medicare and Medicaid Settlement Receivables

      For Medicare revenues earned prior to the implementation of Medicare PPS on January 1, 1999 and for Medicaid programs with a retrospective reimbursement system, differences between revenues that the Company ultimately expects to realize from these programs and amounts received are reflected as accounts receivable, or as accrued liabilities when payments have exceeded revenues that the Company ultimately expects to realize.

      As of December 31, 2003, the balance of Medicare and Medicaid settlement receivables totaled $37.2 million. As a result of the settlements discussed below, settlement receivables decreased by $20.2 million to $17.0 million as of December 31, 2004. Though there remain certain issues to be resolved with the FIs, the significant Medicare settlement receivable issues in respect of revenues earned prior to the implementation of PPS have been resolved as of December 31, 2004. The remaining Medicare settlement receivables primarily relate to reimbursable Part A co-insurance receivables, which amounted to $10.6 million and $8.5 million as of December 31, 2004 and 2003, respectively. Below is a summary of non-current and current settlement receivables balance:

	2004	2003

	(in thousands)
Total Settlement Receivables from Medicare and Medicaid programs, less contractual allowance of $4,370 and $14,019 in 2004 and 2003	$16,954	$37,213
Less: Current portion of Medicare and Medicaid settlement receivables (included in accounts receivable)	6,740	11,275

Non-current portion of Settlement Accounts Receivable	$10,214	$25,938

8.	OTHER ASSETS (Continued)

      For a specific staffing cost issue, a settlement of the first year of seven specific claim years was reached prior to the January 2003 Provider Reimbursement Review Board (“PRRB”) hearing, and during 2003 the Company continued to negotiate the remaining years in dispute with a FI. In January 2004, the Company negotiated and subsequently received a cash settlement of $5.6 million. The settlement did not result in a significant adjustment from the recorded receivable balance.

      For another specific Medicare receivable issue involving the allocation of overhead costs, the first of three specific claim years was presented to the PRRB at a hearing in January 2003. The hearing procedures were discontinued after the parties negotiated a methodology for resolution of the claim for one of the years in dispute. The negotiated settlement for this and other issues relating to the 1996 cost report year resulted in no adjustment to the recorded receivable balance, and the Company subsequently collected in September 2003 $3.0 million from a FI. In April 2004, the Company reached a negotiated settlement with a FI in respect of the remaining two claim years regarding overhead costs. The settlement will result in the receipt of approximately $7.7 million, $6.6 million of which was received in May 2004. The Company will receive the balance of the payment upon resolution of other matters concerning the cost report years under appeal. Upon resolution of these matters, the financial impact of the related settlement, if any, will be determined.

      In August 2004, prior to the PRRB hearing date, the Company reached a negotiated settlement with a FI with respect to various issues related to facilities purchased in the Arbor Health Care Company (“Arbor”) acquisition in 1997. The settlement reached will result in the payment of $2.1 million, $1.8 million of which was received in the fourth quarter of 2004. The balance of the settlement will be received in 2005. The settlement receivables had been reserved for upon the 1999 divestiture of Arbor to Tandem Health Care, Inc. (“Tandem”) and further within the provision for divested operations (refer to Note 10). Upon the sale of Arbor to Tandem, a long-term liability of $3.7 million (refer to Note 12) was accrued for outstanding tax, Medicare and other claims against Arbor as part of the sale, as a offset to the Indemnification Escrow funds, identified above, that were deposited with a trustee. Upon settlement of these Medicare matters, the Company is confident that there are no outstanding claims in respect of Arbor; however, there can be no assurance that other claims will not be made against the Indemnification Escrow until the expiration of the warranty period with Tandem in 2007. As a result of the settlement, the $6.9 million difference between the net settlement balance and proceeds to be received was charged against the $3.7 million Arbor long-term liability balance, and $3.2 million against the reserve for divested operations (refer to Note 10).

      In September 2004, prior to the PRRB hearing date, the Company reached a negotiated settlement with a FI with respect to the Director of Nursing staff cost issue. The settlement will result in the receipt of $3.2 million, of which $2.8 million was received in the fourth quarter of 2004. The balance of the settlement will be received in 2005. No gain or loss was recognized on settlement of this issue.

      In 2003, the Company wrote-off $4.0 million pertaining to individual claims in dispute with a FI for the cost report years 1996 through 1998. Of the $4.0 million write-off, $1.3 million pertains to discontinued operations, and therefore, was applied to the previously accrued reserve for divested operations (refer to Note 10). The net adjustment of $2.7 million resulted in a reduction of revenues during 2003.

Notes Receivable from Tandem

      As of December 31, 2003, the Company held $21.4 million in notes receivable due from Tandem. In February 2004, Tandem refinanced two of its nursing facilities and the Company subsequently received prepayment in full of $4.4 million of the notes receivable held in respect of these properties. In June 2004, the Company accepted and received a cash prepayment of $16.2 million for the remaining $17.0 million of notes receivable due from Tandem. After payment of the associated selling expenses of $0.5 million, the Company recognized a loss of $1.3 million, which is recognized in loss on disposal of assets on the statement of income.

8.	OTHER ASSETS (Continued)

Omnicare Shares and Warrants Held for Investment

      In May 2004, Extendicare purchased for market value all of the Company’s investment of 125,000 common shares in Omnicare for $4.9 million in cash, which resulted in a gain of $0.9 million.

      As of December 31, 2004, the Company held a warrant to purchase up to 1.5 million shares of Omnicare Inc. (“Omnicare”) common stock, which had an original attributed carrying value of $4.0 million pursuant to the sale of the Company’s pharmacy to Omnicare in 1998. The warrant has an exercise price of $48.00 per share and expires in September 2005. The book value of the warrant is based on the estimated market value, which is computed using the Black-Scholes model. The book value of the warrant as of December 31, 2003 was $4.4 million and $3.2 million as of June 30, 2004. However, during the third quarter of 2004, the share price of Omnicare common stock declined resulting in the value of the warrant declining to $0.3 million. Prior to third quarter of 2004, the change in fair value had been recorded through Accumulated Other Comprehensive Income (“AOCI”). In the third quarter of 2004, the Company wrote off its $4.0 million investment as the likelihood of the warrant being in-the-money before it expires had significantly declined as a result of the recent decrease in Omnicare’s share price. The market value of an Omnicare share as of December 31, 2004 was $34.62.

Advances and Amounts Due from Non-Affiliated Long-term Care Operators

      The Company has provided working capital advances to non-affiliated long-term care operators of $9.4 million, of which $7.0 million are to long-term care operators that the Company provides consulting services to, and $2.4 million (net of allowance) is to Lakeside Health L.L.C. (“Lakeside Health”) as outlined below.

      In August 2004, the Company transferred the operations of the Lakeside nursing facility (336 beds) in Chippewa Falls, Wisconsin to Lakeside Health, a subsidiary of Benedictine Health Dimensions, Inc. (“Benedictine”) under a three-year lease arrangement. The transfer of operations was in response to facility citations for survey deficiencies and an agreement with the State of Wisconsin to transfer the operations to a new licensee. Under the terms of the agreement, Lakeside Health is responsible for all operating costs, including rent payable to the Company and management fees payable to Benedictine. The Company will receive rental income of $0.5 million per annum, however, is responsible for funding Lakeside Health’s operating losses from the nursing facility, as defined in the agreement, and to provide working capital advances sufficient to maintain an operating cash account of $1.5 million. As of December 31, 2004, the Company has advanced $4.4 million to Lakeside Health. These advances are secured by a first security interest in Lakeside Health’s accounts receivable and are repayable from the assets and future cash flow of Lakeside Health, if any. Effective the date of the license transfer, the State of Wisconsin reduced the Lakeside nursing facility licensed bed capacity from 336 to 245. In September 2004, Benedictine completed its plan of correction at Lakeside and passed its survey with the State of Wisconsin, bringing the facility into regulatory compliance. In the five months that Benedictine operated the facility, considerable resources were employed to bring the facility into compliance, resulting in Lakeside Health reporting a net loss of $1.8 million. The Company recorded a provision of $2.0 million against the working capital advances made to Lakeside Health. As of December 31, 2004, the net carrying value of advances made to Lakeside Health is $2.4 million.

      As a result of the financial and operating performance of Lakeside Health in the fourth quarter of 2004, the Company recorded an asset impairment provision of $6.8 million to reduce the carrying value of the Lakeside property from $13.0 million to $6.2 million. The Company determined the reduced property value based upon its estimate of the current market value of the facility which assumes the facility attains a suitable Medicare occupancy level. There cannot be any assurance that a future reduction in carry value will not be required if these estimates change. The Company will continue to monitor the facility’s performance in respect of determination of a potential asset impairment charge. Prior to the transfer of operations, the Company incurred a loss before lease costs, depreciation, interest and income taxes of $1.2 million for the seven months ended July 31, 2004 as compared to net earnings before these items of $0.5 million for the year ended December 31, 2003.

8.	OTHER ASSETS (Continued)

Other Assets

      During 2004, the Company made payments of deferred financing costs of $5.5 million relating to the issuance of new debt and the amendment of its credit facility (refer to Note 9). The Company wrote off deferred financing costs of $2.9 million, net of accumulated amortization expense of $4.7 million, relating to early retirement of debt (refer to Note 9). Accumulated amortization of deferred financing costs as of December 31, 2004 and 2003 was $2.7 million and $5.9 million, respectively.

9.     LINE OF CREDIT AND LONG-TERM DEBT

      Long-term debt, net of discount, consisted of the following at December 31:

	2004	2003

	(dollars in thousands)
9.50% Senior Notes due 2010	$149,714	$149,676
6.875% Senior Subordinated Notes due 2014	122,022	—
9.35% Senior Subordinated Notes due 2007	—	200,000
Industrial Development Revenue Bonds, variable interest rates ranging from 2.01% to 6.25%, maturing through 2014, secured by certain facilities	10,455	33,160
Mortgage notes payable, interest rates ranging from 3.0% to 10.0%, maturing through 2009	9,730	10,054
Other, primarily capital lease obligations	11	28

Long-term debt before current maturities	291,932	392,918
Less current maturities	1,071	1,223

	$290,861	$391,695

2010 Senior Notes

      On June 28, 2002, the Company completed a private placement of $150 million of its 9.5% Senior Notes due July 1, 2010 (the “2010 Senior Notes”), which were issued at a discount of 0.25% of par to yield 9.54%. In January 2003, the Company completed its offer to exchange new 9.5% Senior Notes due 2010 that have been registered under the Securities Act for the Notes issued in June 2002. The terms of the new 2010 Senior Notes are identical to the terms of the 2010 Senior Notes issued in June 2002 and are guaranteed by all existing and future active subsidiaries of the Company.

      The Company used the proceeds of $149.6 million from the Senior Notes to pay related fees and expenses of $8.3 million, to retire $124.5 million of indebtedness outstanding under its previous credit facility and Term Loans, to refinance $6.3 million of other debt, and for general corporate purposes. The retirement of the previous credit facility resulted in a loss on early retirement of debt of $2.8 million. Also on June 28, 2002, the Company entered into an interest rate swap agreement and an interest rate cap agreement. The Company terminated these agreements in April 2004 in connection with the sale and issuance of the 2014 Notes. See Note 21 for more information on the swap and cap agreements.

      The indenture governing the 2010 Senior Notes contains customary covenants and events of default. Under this indenture, the Company is restricted from incurring indebtedness if the fixed charge coverage ratio, determined on a pro forma basis, is less than or equal to 2.0 to 1. The Company’s fixed charge coverage ratio is currently in excess of this minimum requirement. The fixed charge coverage ratio is defined in the indenture governing the 2010 Senior Notes, and is represented by a ratio of consolidated cash flow to fixed charges. In general, fixed charges consist of interest expense, including capitalized interest, amortization of fees related to debt financing and rent expense deemed to be interest, and consolidated cash flow consists of net income prior to the aforementioned fixed charges, and prior to income taxes and losses on disposal of assets.

9.	LINE OF CREDIT AND LONG-TERM DEBT (Continued)

      The Company is required to make mandatory prepayments of principal upon the occurrence of certain events, such as certain asset sales and certain issuances of securities. The 2010 Senior Notes are redeemable at the option of the Company starting on July 1, 2006. The redemption prices, if redeemed during the 12-month period beginning on July 1 of the year indicated, are as follows:

Year	Redemption Price

2006	104.750%
2007	102.375%
2008 and thereafter	100.000%

      The Company has no independent assets or operations and the guarantees of the 2010 Senior Notes are full and unconditional, and joint and several, and any of the Company’s subsidiaries that do not guarantee the 2010 Senior Notes are minor. There are no significant restrictions on the ability of the Company to obtain funds from its subsidiaries by loan or dividend.

2014 Notes

      On April 22, 2004, the Company sold and issued $125 million aggregate principal amount of 6.875% Senior Subordinated Notes due May 1, 2014 (the “2014 Notes”) pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The 2014 Notes were issued at a price of 97.5001% of par to yield 7.23%. The net proceeds from the issuance of the 2014 Notes were approximately $117.4 million, net of a discount of $3.1 million and fees and expenses of $4.5 million. The Company used these net proceeds, along with cash on hand and borrowings under its amended and restated credit facility described below, to purchase for cash the 9.35% Senior Subordinated Notes due 2007 (the “2007 Notes”), tendered in the tender offer described below, to redeem the 2007 Notes not tendered in the tender offer prior to May 24, 2004 and to pay related fees and expenses of the tender offer and redemption. Also on April 22, 2004, the Company entered into two interest rate swap agreements and two interest rate cap agreements. See Note 21 for the terms of the interest rate swap and cap agreements. In August 2004, the Company completed its offer to exchange new 6.875% Senior Subordinated Notes due 2014 that have been registered under the Securities Act for the Senior Subordinated Notes issued in April 2004. The terms of the new 2014 Notes are identical to the terms of the 2014 Notes issued in April 2004 and are guaranteed by all of the Company’s existing and future domestic significant subsidiaries, existing and future domestic subsidiaries that guarantee or incur any indebtedness and any other existing and future significant subsidiaries or restricted subsidiaries that guarantee or otherwise provide direct credit support for indebtedness of the Company or any of the Company’s domestic subsidiaries.

      The 2014 Notes are fully and unconditionally guaranteed on a senior subordinated unsecured basis, jointly and severally, by all of the Company’s existing and future domestic significant subsidiaries, all of the Company’s existing and future domestic subsidiaries that guarantee or incur any indebtedness and any other existing and future significant subsidiaries or restricted subsidiaries that guarantee or otherwise provide direct credit support for indebtedness of the Company or any of its domestic subsidiaries. The 2014 Notes and guarantees are general unsecured obligations of the Company and the Company’s subsidiaries.

      On or after May 1, 2009, the Company may redeem all or part of the 2014 Notes, at the redemption prices (expressed as percentages of principal amount) listed below, plus accrued and unpaid interest, if any, to the date of redemption, if redeemed during the twelve-month period commencing on May 1 of the years set forth below:

Year	Redemption Price

2009	103.438%
2010	102.292%
2011	101.146%
2012 and thereafter	100.000%

9.	LINE OF CREDIT AND LONG-TERM DEBT (Continued)

2007 Notes

      On April 22, 2004, the Company purchased for cash $104.9 million aggregate principal amount of its 2007 Notes pursuant to a tender offer to purchase any and all of its then-outstanding $200 million of 2007 Notes. On May 24, 2004, the Company redeemed and cancelled the remaining $95.1 million of 2007 Notes not tendered in the tender offer. The holders of the 2007 Notes who tendered their 2007 Notes or whose 2007 Notes were redeemed by the Company were paid a premium that, in the aggregate, amounted to approximately $6.6 million. As a result of the tender offer, redemption and repayment of the 2007 Notes, the Company wrote off deferred finance charges of approximately $2.4 million related to the 2007 Notes and incurred legal costs estimated at $0.3 million. In addition, pursuant to the termination of the related interest rate swap and cap agreements (refer to Note 21), the Company recorded a gain of approximately $3.3 million in the second quarter of 2004. Below is a summary of the loss reported relating to these transactions:

(dollars in
thousands)

Tender premium and call premium	$(6,636)
Write-off of deferred finance charges	(2,359)
Legal expenses	(285)

(9,280)
Gain on termination of interest rate swap and cap Agreements	3,302

$(5,978)

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

Credit Facility

      The Company established a senior secured revolving credit facility in June 2002. In connection with the April 2004 offering of the 2014 Notes, the Company amended and restated its credit facility (the “Credit Facility”) to, among other things, extend the maturity date from June 28, 2007 to June 28, 2009 and increase the total borrowing capacity from $105 million to $155 million.

      The Credit Facility is used to back letters of credit and for general corporate purposes. Borrowings under the Credit Facility bear interest, at the Company’s option, at the Eurodollar rate or the base rate, plus applicable margins. Depending upon the Company’s senior leverage ratio, the interest rate is equal to the Eurodollar rate plus a margin of 2.50% to 3.25% per annum or the base rate plus a margin of 1.50% to 2.25% per annum. The commitment fee is 0.50% per annum on the undrawn capacity regardless of utilization.

      The Credit Facility is secured by a perfected, first priority security interest in certain tangible and intangible assets and all of the Company’s capital stock and the capital stock of the Company’s subsidiary guarantors. The Credit Facility is also secured by a pledge of 65% of the voting stock of the Company’s foreign subsidiaries, including the Company subsidiary guarantor’s foreign subsidiaries, if any. The Credit Facility contains customary covenants and events of default and is subject to various mandatory prepayment and commitment reductions. The Company is permitted to make voluntary prepayments at any time under the Credit Facility.

      As of December 31, 2004 and December 31, 2003, the Company had no borrowings under the Credit Facility. The unused portion of the Credit Facility that is available for working capital and corporate purposes, after reduction for outstanding letters of credit of $23.9 million, was $131.1 million as of December 31, 2004.

9.	LINE OF CREDIT AND LONG-TERM DEBT (Continued)

      The Credit Facility requires that the Company comply with various financial covenants, including fixed charge coverage, debt leverage, and tangible net worth ratios. In January 2005, the Company amended its Credit Facility to accommodate the ALC acquisition. Refer to Subsequent Events (refer to Note 19).

Other Long-term Debt

      In February 2004, the Company prepaid in full two Industrial Development Revenue Bonds totaling $13.0 million, which resulted in a charge to income of $0.3 million to write off deferred financing costs. In August 2004 the Company prepaid in full a $9.5 million Industrial Development Revenue bond that resulted in a charge to income of $0.2 million to write off deferred financing costs.

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

Principle Repayment Schedule

      Principal payments on long-term debt, net of discount, due within the next five years and thereafter are as follows (dollars in thousands):

2005	$1,071
2006	1,026
2007	3,799
2008	583
2009	4,217
After 2009	281,236

$291,932

      Interest paid in 2004, 2003 and 2002 was $24.6 million, $32.7 million and $26.2 million, respectively.

10.     ACCRUED LIABILITIES

      Accrued liabilities consisted of the following at December 31:

	2004	2003

	(in thousands)
Salaries and wages, fringe benefits and payroll taxes	$45,325	$41,620
Workers’ compensation	16,155	18,957
Other claims	12,614	11,245
Interest and financing	7,174	7,970
Real estate, utilities and other taxes	5,825	6,702
State bed fees and other assessments	4,277	1,865
Other operating expense	4,145	4,219
Reserves for divested operations and facility closures	2,523	7,291
Medicaid accrued liabilities	1,882	1,745

	$99,920	$101,614

      Reserves for divested operations and facility closures primarily relate to provisions for the settlement of Medicare and Medicaid claims and other amounts with third parties. The settlement of such amounts are

10.     ACCRUED LIABILITIES (Continued)

dependent on actions by those third parties and negotiations by the Company, and therefore may not be resolved within the next several years.

      Below is a summary of activity of the accrued liabilities balance relating to divested operations and facility closures:

	Medicare, Medicaid	Resident and
	and Supplier	Employee
	Claims	Claims	Other	Total

	(in thousands)
Balance December 31, 2001	1,896	2,305	3,801	8,002
Cash Payments	(863)	(1,051)	(2,777)	(4,691)
Provisions(1)	7,066	64	(723)	6,407

Balance December 31, 2002	8,099	1,318	301	9,718
Cash Payments	(565)	(824)	(141)	(1,530)
Provisions(2)	(897)	—	—	(897)

Balance December 31, 2003	6,637	494	160	7,291
Cash Payments	(1,410)	—	(160)	(1,570)
Provisions(3)	(3,198)	—	—	(3,198)

Balance December 31, 2004	$2,029	$494	$—	$2,523

(1)	In 2002, provisions include a provision for closure and exit costs of $5.3 million and selling expenses of $1.2 million relating to the sale of assets to Tandem.

(2)	In 2003, provisions include the write-off of $1.3 million of previously accrued Medicare claims receivable relating to discontinued operations (refer to Note 14). Provisions for 2003 were net of refunds of $0.4 million from various Medicaid programs.

(3)	In 2004, provisions include the write-off of $3.2 million of net Medicare settlement receivables pertaining to facilities acquired from Arbor, which were accrued as part of the divestiture of Arbor to Tandem in 1999 (refer to Note 8).

11.     ACCRUAL FOR SELF-INSURED LIABILITIES

      The Company insures certain risks with affiliated insurance subsidiaries of Extendicare and third-party insurers. The insurance policies cover comprehensive general and professional liability (including malpractice insurance) for the Company’s health providers, assistants and other staff as it relates to their respective duties performed on the Company’s behalf, workers’ compensation and employers’ liability in amounts and with such coverage and deductibles as determined by the Company, based on the nature and risk of its businesses, historical experiences, availability and industry standards. The Company also self insures for health and dental claims, in certain states for workers’ compensation and employers’ liability and for general and professional liability claims. Self-insured liabilities with respect to general and professional liability claims are included within the accrual for self-insured liabilities. The Company’s accrual for self-insured health and dental claims, and workers’ compensation are included in accrued liabilities (refer to Note 10).

      Management regularly evaluates the appropriateness of the carrying value of the self-insured liability through an independent actuarial review. General and professional liability claims are the most volatile and significant of the risks for which the Company self insures. Management’s estimate of the accrual for general and professional liability costs is significantly influenced by assumptions, which are limited by the uncertainty of predicting future events, and assessments regarding expectations of several factors. Such factors include, but are not limited to: the frequency and severity of claims, which can differ materially by jurisdiction; coverage limits of third-party reinsurance; the effectiveness of the claims management process; and the

11.     ACCRUAL FOR SELF-INSURED LIABILITIES (Continued)

outcome of litigation. In addition, the Company estimates the amount of general and professional liability claims it will pay in the subsequent year and classifies this amount as a current liability.

      In 2000, the Company experienced an adverse development of claims resulting in the per claim retained risk to increase significantly for general and professional liability coverage. This escalation was primarily due to the level of risk associated with Florida and Texas operations. As of January 1, 2001, the Company no longer operated nursing and assisted living facilities in Florida and, as of October 1, 2001, ceased nursing operations in Texas, thereby reducing the level of exposure to future litigation in these litigious states. Changes in the Company’s level of retained risk, and other significant assumptions that underlie management’s estimates of self-insured liabilities, could have a material effect on the future carrying value of the self-insured liabilities as well as the Company’s operating results and liquidity.

      Following is a summary of activity in the accrual for self-insured liabilities:

	2004	2003

	(in thousands)
Balances at beginning of year	$45,063	$55,089
Cash payments	(13,938)	(16,026)
Provisions	6,600	6,000

Balances at end of year	$37,725	$45,063

Current portion	$18,000	$18,000
Long-term portion	19,725	27,063

Balances at end of year	$37,725	$45,063

12.     OTHER LONG-TERM LIABILITIES

      Other long-term liabilities consisted of the following at December 31:

	2004	2003

	(in thousands)
Deferred compensation	$7,207	$6,391
Market value of interest rate caps	5,241	781
Indemnification escrow relating to sold facilities (see Note 8)	—	3,700
Other	—	210

	$12,448	$11,082

      The Company maintains an unfunded deferred compensation plan offered to all corporate employees defined as highly compensated by the Internal Revenue Service Code in which participants may defer up to 10% of their base salary. The Company will match up to 50% of the amount deferred. The Company also maintains non-qualified deferred compensation plans covering certain executive employees. Expense incurred for Company contributions under such plans were $604,000, $609,000 and $361,000 in 2004, 2003 and 2002, respectively.

      The Company maintains defined contribution retirement 401(k) savings plans, which are made available to substantially all of the Company’s employees. The Company pays a matching contribution of 25% of every qualifying dollar contributed by plan participants, net of any forfeitures. Expenses incurred by the Company related to the 401(k) savings plans were $1.3 million, $0.8 million and $1.3 million in 2004, 2003 and 2002, respectively. The Company also maintains a money purchase plan for two facilities in which the Company pays amounts based upon the plan participants worked hours and an agreed fixed hourly rate. Expenses incurred by the Company related to the money purchase plan were $32,000, $90,000 and $96,000 in 2004, 2003 and 2002, respectively.

12.     OTHER LONG-TERM LIABILITIES (Continued)

      Effective April 2003, the Company participates in a multi-employer defined-benefit pension plan for its employees in three facilities. The Company made contributions of $64,000 and $32,000 to this plan in 2004 and 2003, respectively.

13.     DUE TO SHAREHOLDER

      In May 2004, subsequent to the redemption of $27.9 million of the 2007 Notes held by Extendicare, an advance of $22.9 million was made was by Extendicare to the Company, of which $14.0 million was advanced through an affiliate of the Company. In December 2004, the Company advanced $7.7 million to Extendicare for short term purposes, and that was repaid in January 2005. As of December 31, 2004, the Company has a current advance due from Extendicare of $7.7 million and has an advance due to Extendicare and its affiliates of $17.8 million, of which $3.0 million has been classified as a current payable, and the remainder is classified as a long-term payable. As of December 31, 2003, the Company had a current receivable from shareholder and an affiliate of $7.0 million and a long-term payable of $3.5 million.

14.     REVENUES

      The Company derived approximately 30%, 27% and 26% of its revenues from services provided under various federal (Medicare) programs and approximately 47%, 49% and 50% of its revenues from services provided under various state medical assistance programs (Medicaid) in 2004, 2003 and 2002, respectively. The Medicare program and most state Medicaid programs pay each participating facility on a prospectively-set per diem rate for each resident, which is based on the resident’s acuity. Most Medicaid programs fund participating facilities using a case-mix system, paying prospectively set rates.

Legislation Actions Affecting Medicare Revenues

      The Balanced Budget Act (“BBA”) that was signed into law in August 1997 resulted in the implementation of a Prospective Payment System (“PPS”) for skilled nursing facility funding certified under the Medicare program effective January 1, 1999. The PPS establishes a federal per diem rate for virtually all covered services. The provisions of the BBA provided that for skilled nursing facilities in operation prior to 1996, the federal per diem rate would be phased in over a four-year period ending January 1, 2002. In November 1999, the Balanced Budget Relief Act (“BBRA”) was passed to allow each skilled nursing facility to apply to adopt the full federal rate effective January 1, 2000 or to continue to phase in to the federal rate over the next three years. Effective January 2002, all skilled nursing facilities are reimbursed at the full federal rate.

      As a result of the industry coming under financial pressure due to the implementation of PPS and other BBA of 1997 provisions, Congress passed two acts to provide some relief to the industry, namely the BBRA of 1999 and the BIPA of 2000. These laws contained additional funding provisions to assist providers as they adjusted to PPS for an interim period. The BBRA of 1999 increased the rate by 20% for 15 Resource Utilization Groups III (“RUGs”) categories identified as having intensity non-therapy ancillary services deemed to be underfunded. The BBRA of 1999 also provided for a 4% increase to all RUGs categories on October 1, 2000. The BIPA of 2000 increased the nursing component of the federal rate by 16.66% and replaced the 20% add-on to the three RUGs categories with a 6.7% add-on for all 14 rehabilitative RUGs categories.

      The funding enhancements implemented by the BBRA and BIPA fall into two categories. The first category is “Legislative Add-ons” which included a 16.66% add-on to the nursing component of the RUGs rate and a 4% base adjustment. The second category is “RUGs Refinements” which involves an initial 20% add-on for 15 RUGs categories identified as having high intensity, non-therapy ancillary services. The 20% add-ons from three RUGs categories were later redistributed to 14 rehabilitation categories at an add-on rate of 6.7% each.

14.     REVENUES (Continued)

      On September 30, 2002, the Legislative Add-ons expired, hereafter referred to as the “Medicare Cliff”, resulting in a reduction in Medicare funding for all skilled nursing facilities. The Company estimates that based upon the Medicare case mix and census for the nine months ended September 30, 2002, it received an average rate of $31.22 per resident day related to the Legislative Add-ons. This decline in Medicare rates was partially offset by a 2.6% market basket increase received on October 1, 2002. Based upon the Medicare case mix and census for the twelve months ended October 1, 2002 to September 30, 2003 the net impact of the Medicare Cliff and market basket increase was a reduction of revenues of $16.7 million.

      Effective October 1, 2003, the Centers for Medicare and Medicaid Services (“CMS”) increased Medicare rates by 6.26% reflecting (1) a cumulative forecast correction (“Administrative Fix”), to correct past years under-funded rate increases, which increased the Federal base payment rates by 3.26%, and (2) the annual market basket increase of 3.0%. The Company estimated that based on the Medicare case mix for the nine month period ended September 30, 2003, this Medicare rate increase would add approximately $18.45 per Medicare day. Based upon the Medicare case mix and census in the fourth quarter of 2003, the impact of the 6.26% Medicare rate increase resulted in $3.5 million in increased revenues. Based on the Medicare case mix and census for the year ended December 31, 2004, this Medicare rate increase amounted to additional annualized revenue of approximately $14.6 million, which was tempered by higher labor and other operating costs. In order to maintain their commitment to Senator Grassley and CMS in providing the Administrative Fix, in October 2003 the Alliance for Quality Nursing Home Care (which is a membership of large long-term care providers) and the American Health Care Association (“AHCA”) announced their support to spend the Administrative Fix over the next fiscal period on direct care and services for its residents. In October 2003 CMS published notice to skilled nursing facilities that within future cost reports, it will require confirmation that the Administrative Fix funding was spent on direct patient care and related expenses. Effective October 1, 2004, CMS increased Medicare rates based upon the annual basket increase of 2.8%.

      With respect to the RUGs Refinements, CMS has extended the funding enhancements beyond the previously announced sunset dates. However, based upon the July 2004 CMS announcement, the RUGs Refinements extend only until October 1, 2005. The Congress has enacted legislation directing CMS to conduct a study on the RUGs classification system and report its recommendations prior to the implementation of a RUGs Refinement change whereby all or part of the enhancement is discontinued.

State Plan Amendments affecting Medicaid Revenues

      In July 2004, the State of Kentucky received approval from CMS of a state plan amendment and waiver, effective July 1, 2004. The Kentucky plan amendment and waiver contributed approximately $2.3 million in incremental income before income taxes for the six month period ended December 31, 2004.

      As of December 31, 2004, the State of Indiana has submitted a proposed state plan amendment and waiver, which is awaiting review and approval by CMS pertaining to the fiscal year commencing July 1, 2003. The retrospective plan amendment and waiver seeks an increase in the level of federal funding for the Medicaid programs, and would result in providing nursing facilities with revenue rate increases to offset new or increased provider taxes. As the plan amendment and waiver have not been approved, the Company has recorded revenues based upon amounts received. Based upon the final and CMS approved plan amendment and waiver, changes in the Medicaid rates and any associated provider taxes could result in adjustments to income for the period July 1, 2003 to December 31, 2004.

      In January 2005, the States of Pennsylvania and Washington received approval from CMS for their submitted state plan amendments and waivers. Refer to Subsequent Events (refer to Note 18).

Revenue Adjustments and Provisions (Recovery) for Outstanding Medicare and Medicaid Receivables

      In respect of Medicare cost reporting periods prior to the implementation of PPS, the Company has ongoing discussions with its FI regarding the treatment of various items related to prior years’ cost reports. Normally items are resolved during the audit process and no provisions are required. For items involving

14.     REVENUES (Continued)

differences of opinion between the Company and a FI regarding cost report methods, such items can be settled through a formal appeal process. Should this occur, a general provision for Medicare receivables may be provided for disagreements, which result in the provider filing an appeal with the PRRB of the CMS. Estimated differences between the final settlement and amounts recorded in previous years are reported as adjustments to revenues in the period.

      In respect of Medicaid in states that utilize retrospective reimbursement systems, nursing facilities are paid on an interim basis for services provided, subject to adjustments based upon allowable costs, which are generally submitted in cost reports on an annual basis. In these states, revenues are subject to adjustments as a result of cost report settlements with the state.

      During 2003, the Company wrote off $4.0 million, pertaining to individual Medicare claims in dispute with a FI for the cost report years 1996 through 1998 (refer to Note 8). Of the $4.0 million write off, $1.3 million pertains to discontinued operations, and therefore, was applied to the previously accrued divested operations liability balance (refer to Note 10). The net adjustment of $2.7 million resulted in a reduction of revenues during 2003. Offsetting this, the Company recorded a recovery of $4.2 million in Medicaid revenues resulting from a favorable court decision in the State of Ohio relating to the recovery of alleged government overpayments for adjudicated Medicaid cost report periods.

15.     INTEREST EXPENSE, NET

      The following summarizes the components of interest expense, net:

	2004	2003	2002

	(dollars in thousands)
Interest expense	$25,390	$33,981	$33,654
Interest income	(8,207)	(4,035)	(2,125)

	$17,183	$29,946	$31,529

      The valuation adjustment expense on the interest rate caps is reflected separately on the consolidated statements of income. (refer to Note 21).

16.	LOSS ON DISPOSAL OF ASSETS, PROVISION FOR CLOSURE AND EXIT COSTS, AND IMPAIRMENT OF LONG-LIVED ASSETS

	2004	2003	2002

Loss (gain) on disposal of assets:
Completion of Divestiture Agreement with Greystone	$(4,873)	—	—
Write-off of Omnicare warrant	4,000	—	—
Payoff of notes receivable from Tandem at a discount	1,266	—	—
Sale of Omnicare common stock	(863)	—	—
Sale of Arkansas facilities	574	—	—
Sale of seven Florida nursing facilities to Tandem	—	—	(3,961)

	104	—	(3,961)
Provision for closure and exit costs and other items for Florida nursing and assisted living facilities	—	—	5,293
Loss on impairment of long-lived assets:
Impairment of skilled nursing facility in Wisconsin	6,825	—	—
Impairment of skilled nursing facility in Indiana	1,612	—	—

	$8,541	$—	$1,332

16.	LOSS ON DISPOSAL OF ASSETS, PROVISION FOR CLOSURE AND EXIT COSTS, AND IMPAIRMENT OF LONG-LIVED ASSETS (Continued)

Loss (gain) on disposal of assets

      Below is a summary of the transactions that resulted in the above gains and losses.

      In June 2004, the Company concluded a deferred sales transaction (refer to Note 5) with Greystone Tribeca Acquisition, L.L.C. (“Greystone”), by receipt of the final consideration of $10.0 million on the Vendor Take Back Note plus $2.6 million of interest, which completed the September 2000 Divestiture Agreement. Finalizing this transaction resulted in recognition in 2004 of a gain of $4.9 million and interest income of $1.7 million.

      At December 31, 2004, the Company held a warrant to purchase up to 1.5 million shares of Omnicare common stock, which had an original attributed carrying value of $4.0 million pursuant to the sale of the Company’s pharmacy to Omnicare in 1998. The warrant has an exercise price of $48.00 per share and expires in September 2005. During the third quarter of 2004, the share price of Omnicare common stock declined, resulting in the value of the warrant declining to $0.3 million. In the third quarter of 2004, the Company wrote off its $4.0 million investment (refer to Note 8) as the likelihood of the warrant being in-the-money before it expires had significantly declined as a result of the decrease in Omnicare’s share price.

      In June 2004, the Company accepted and received a cash prepayment of $16.2 million for the remaining $17.0 million of notes receivable due from Tandem (refer to Note 8). After payment of the associated selling expenses of $0.5 million, the Company recognized a loss of $1.3 million.

      In May 2004, Extendicare purchased at market value all of the Company’s investment of 125,000 common shares of Omnicare Inc., or Omnicare, for $4.9 million, which resulted in a gain of $0.9 million (refer to Note 8). This stock was acquired pursuant to the sale of the Company’s pharmacy to Omnicare in 1998.

      In August 2004, the Company sold its Arkansas facilities, consisting of one nursing (96 beds) and three assisted living facilities (181 units), for $6.1 million. Proceeds consisted of cash of $5.2 million and a five-year interest-bearing note of $0.9 million. The sale resulted in a pre-tax loss of $0.6 million.

      In May 2002, Tandem exercised its option to purchase seven properties in Florida that it leased from us for gross proceeds of $28.6 million, consisting of cash of $15.6 million and $13.0 million in 8.5% five-year notes. The Company applied $12.4 million of the proceeds to reduce bank debt. Until this date, Tandem operated these facilities under a lease agreement with a purchase option. The carrying value of the seven facilities was $25.3 million. As a result, the Company recorded a gain on the sale of assets of $4.0 million, inclusive of the deferred gain of $2.2 million from the sale of two leased facilities in the April 2001.

Provision for closure and exit costs

      In May 2002, the Company recorded a provision for closure and exit costs relating to divested Florida operations of $5.3 million relating to cost report settlement issues, and the settlement of claims with suppliers and employees.

Loss on impairment of long-lived assets

      In March 2004, the Company concluded the evaluation of two nursing facilities that operate adjacent to one another in Indiana, both of which require capital renovations. After evaluation of the respective operations, the Company made a decision, subject to State of Indiana approval, to consolidate the two operations into one renovated facility, which upon completion will accommodate all residents from both facilities; however, the total available nursing beds will decrease by 46. The consolidation of the two operations is expected to be completed by April 2005. As a result of the decision to close the one facility, the Company recorded a provision of $1.6 million for impairment of long-lived assets.

      In August 2004, the Company transferred the operations of a nursing facility (336 beds) in Chippewa Falls, Wisconsin to Lakeside Health, a subsidiary of Benedictine for a term of three years (refer to Note 8).

16.	LOSS ON DISPOSAL OF ASSETS, PROVISION FOR CLOSURE AND EXIT COSTS, AND IMPAIRMENT OF LONG-LIVED ASSETS (Continued)

There was no loss incurred in respect of the transfer. As a result of the financial and operating performance of Lakeside Health in the fourth quarter of 2004, in December 2004, the Company recorded an asset impairment provision of $6.8 million to reduce the carrying value of the Lakeside property from $13.0 million to $6.2 million. The Company determined the reduced property value based upon its estimate of the current market value of the facility, which assumes the facility attains a suitable Medicare occupancy level. There cannot be any assurance that a future charge will not be required if these estimates change.

Reconciliation of proceeds

      The following reconciles total proceeds from dispositions to proceeds from sale of property and equipment reported in the Consolidated Statements of Cash Flow:

	2004	2003	2002

	(in thousands)
Reconciliation of cash proceeds from dispositions:
Total proceeds, net of selling costs	$5,750	$—	$27,315
Notes receivable	(900)	—	(13,000)

Proceeds from sale of property and equipment in Statements of Cash Flow	$4,850	$—	$14,315

17.     LOSS ON REFINANCING AND RETIREMENT OF DEBT

      The following summarizes the components of the loss on refinancing and retirement of debt:

	2004	2003	2002

	(dollars in thousands)
Loss on early retirement of credit facility (Note 9)	$—	$—	$2,849
Loss on early retirement of 2007 Notes (Note 9)	9,280	—	—
Loss on early retirement of Industrial Development Revenue Bonds (Note 9)	506	—	—

	9,786	—	2,849
Gain on termination of interest rate swap and cap (Note 21)	(3,302)	—	—

	$6,484	$—	$2,849

18.     SUBSEQUENT EVENTS

Legislation Actions Affecting Medicaid and Medicare Revenues

      In January 2005, the States of Pennsylvania and Washington received approval from CMS for their submitted state plan amendments and waivers. The Washington approval will have no impact on earnings. As a result of the Pennsylvania approval, the Company anticipates that it will receive, subject to finalization, retroactive revenues of approximately $11.3 million (unaudited) in 2005 and be required to pay provider taxes of approximately $8.7 million (unaudited) pertaining to the period July 1, 2003 to June 30, 2004. As a result, the Company anticipates that the impact on net income before income taxes will be approximately $2.6 million (unaudited). In addition, subject to state budgetary approval and certain other actions, the Company anticipates that it will in addition receive retroactive revenues to fund provider taxes for the period July 1, 2004 to December 2004. These amounts are subject to finalization, however current estimates indicate that the impact on net income before income taxes of the July 1, 2004 to December 31, 2004 settlement will be approximately $0.5 million (unaudited). The Company will record the above settlements when the plans are finalized in 2005.

18.	SUBSEQUENT EVENTS (Continued)

Acquisitions and Divestitures

      In January 2005, the Company completed the acquisition of Assisted Living Concepts, Inc. Refer to Note 19.

      In January 2005, the Company sold for $1.9 million in cash a property in Maryland that formerly was a nursing facility but was closed in 1998. The pre-tax gain on the disposition was $0.4 million.

Loan Repayments

      In January 2005, the Company prepaid the remaining Industrial Development Revenue Bond totaling $9.5 million, which will result in a charge to income of $0.1 million to write off deferred financing costs. In February 2005, the Company prepaid a mortgage totaling $5.3 million, which will result in a charge to income of $0.1 million to write off deferred financing costs.

19.	ACQUISITION OF ASSISTED LIVING CONCEPTS, INC.

      On November 4, 2004, the Company entered into a definitive merger and acquisition agreement with Assisted Living Concepts, Inc. (“ALC”) of Dallas, Texas (OTC. BB: ASLC) providing for the acquisition of all of the outstanding shares and stock options of ALC at $18.50 per share. The completion of the acquisition was subject to certain conditions, including approval by ALC’s shareholders and certain customary regulatory approvals. ALC has a portfolio of 177 assisted living facilities, comprised of 122 owned properties and 55 leased facilities representing 6,838 units, located in 14 states, many in markets where we currently operate.

      On January 31, 2005, the shareholders of ALC approved the merger and acquisition agreement and the Company completed the acquisition for cash of approximately $144 million. The Company financed the acquisition by using approximately $29 million of cash on hand, a $55 million 6% Term Loan from Extendicare Holdings, Inc. (“EHI”), the Company’s U.S. parent company, and $60 million from the Credit

19.	ACQUISITION OF ASSISTED LIVING CONCEPTS, INC. (Continued)

Facility. The estimated impact of the acquisition on each asset and liability category in the Company’s consolidated balance sheet is as follows as of January 31, 2005:

(dollars in thousands)
ASSETS:
Cash, net of $29 million used to finance the acquisition	$(22,652)
Accounts receivable	3,003
Other current assets	8,308

Total current assets	(11,341)
Property, plant and equipment	290,761
Goodwill	—
Other long-term assets	4,497

Total assets	$283,917

LIABILITIES:
Current maturities of long-term debt	$3,418
Other current liabilities	19,733

Total current liabilities	23,151
Long term debt:
Long-term debt of ALC assumed	141,011
Proceeds from 6% Term Loan from Extendicare Holdings, Inc. to finance acquisition	55,000
Proceeds from revolving Credit Facility to finance acquisition	60,000

Total long-term debt	256,011
Other long-term liabilities	4,755

Total liabilities	$283,917

      The preliminary purchase price allocation reflected above shows goodwill of zero and the allocation will be finalized in 2005 after the final tangible and intangible asset valuations are complete.

      In January 2005, the Company amended its Credit Facility to permit the loan from EHI to accommodate the ALC acquisition. ALC’s debt will be non-recourse to the Company and ALC’s debt and earnings will be excluded from existing financial covenants under the Company’s Credit Facility.

      In January 2005, Extendicare Inc. advanced $55 million to EHI, who in turn advanced $55 million as a Term Loan to the Company to accommodate the ALC acquisition. This Term Loan, has a term of five years, can be repaid at any time by the Company and bears interest at 6%.

      In January 2005, the Company entered into a Memorandum of Understanding (“MOU”) with LTC Properties, Inc. (“LTC”) in respect of 37 facilities leased to ALC by LTC. Under the terms of the MOU which become effective January 1, 2005, the Company agreed to increase the annual rent paid to LTC by $250,000 per annum for each of the successive four years, commencing on January 1, 2005, and amended the terms relating to inflationary increases. Formerly, the 37 leases had expiration dates ranging from 2007 through to 2015. Under the terms of the MOU, the amended lease provides for an initial 10 year lease term commencing on January 1, 2005, and three successive 10 year lease terms at the option of the Company. The aggregate minimum rent payments for the leases for the calendar years 2005 through 2008 will be $9.4 million, $9.8 million and $10.2 million and $10.7 million, respectively. The minimum rent will increase by 2% over the prior year’s minimum rent for each of the calendar years 2009 through 2014. Annual minimum rent during any extended term will increase a minimum of 2% over the minimum rent of the immediately preceding year. The MOU provides that LTC will not assert certain events of default against ALC under the original leases.

20.     LEASE COMMITMENTS

      As at December 31, 2004, as a lessee, the Company was committed under non-cancelable operating leases requiring future minimum rentals as follows:

(in thousands)
2005	$8,455
2006	5,514
2007	3,829
2008	3,785
2009	3,508
After 2009	19,753

Total minimum payments	$44,844

      The above commitments do not include commitments assumed as a result of the January 2005 ALC acquisition. These leases expire on various dates extending to the year 2015 and in many cases contain renewal options. Operating lease costs were $9.0 million, $9.1 million and $10.6 million in 2004, 2003 and 2002, respectively. Refer to terms of MOU in respect of ALC lease with LTC in Subsequent Events (Note 19).

      As at December 31, 2004, as a lessor, the Company leases 11 nursing properties (1,310 beds) to three unrelated long-term care operators in Florida, Texas and Wisconsin. All of the leases are accounted for as operating leases. Senior Health-South leases six nursing properties in Florida for a term that expires in December 2006. The Company earns rental income (based upon the net operating cash flow of the properties), which on average cannot exceed $2.0 million per annum. Rental income earned during 2004 totaled $1.2 million (2003 — $0.3 million; 2002 — $0.5 million) under this lease. Senior Health-South has an option to purchase the nursing properties during the term of the lease. Senior Health-Texas leases four nursing properties in Texas for a term that expires in September 2006, and subleases another 12 properties until February 2012, all in Texas. The annual rental income during 2004 totaled $3.9 million (2003 — $3.9 million; 2002 — $3.8 million) or $1.8 million in excess of the Company’s annual lease cost. Senior Health-Texas has the right of first refusal to purchase the four nursing properties over the term of the lease. Lakeside Health (refer to Note 8) leases one nursing property in Wisconsin for a term that expires in July 2007. The annual rent is $0.5 million and during 2004 the Company earned approximately $0.2 million. The cost and accumulated depreciation of facilities under operating lease arrangements included in Property and Equipment (refer to Note 6) as of December 31, 2004 and December 31, 2003 are as follows:

	2004	2003

	(in thousands)
Land and land improvements	$3,496	$2,147
Buildings and improvements	42,108	33,172
Furniture and equipment	8,131	6,894

	53,735	42,213
Less accumulated depreciation and amortization	33,473	26,440

Property and equipment	$20,262	$15,773

21.     DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Objectives and Strategies

      As of December 31, 2004, all but $9.5 million of the Company’s outstanding debt obligations have fixed interest rates. To hedge the fair value of fixed-rate debt obligations, the Company has entered into interest rate swap agreements under which it pays a variable rate of interest and receives a fixed rate of interest. These interest rate swaps are designated as fair value hedges under SFAS 133 and changes in the market value of the interest rate swaps have no impact on the statement of income unless they are terminated or are no longer

21.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

designated as hedges. In addition, the Company has entered into interest rate cap agreements to limit its exposure to increases in interest rates.

      The Company does not speculate using derivative instruments.

Interest Rate Swap and Cap Agreements Entered into in April 2004 and Maturing in 2010 and 2014

      On April 22, 2004, the Company entered into two interest rate swap agreements and two interest rate cap agreements relating to the 2010 Senior Notes and the 2014 Notes.

      With respect to the 2010 Senior Notes, the Company entered into an interest rate swap agreement expiring July 1, 2010 (the “2010 Swap”) with a notional amount of $150 million. The 2010 Swap effectively converted up to $150 million of fixed-rate indebtedness into variable-rate indebtedness. Under the terms of the 2010 Swap, the counterparty can call the swap at any time on or after July 1, 2006 with payments as determined under the agreement. This call option is a mirror image of the embedded call option in the debt instrument. The swap was designated as a highly-effective fair value hedge, and as a result, changes in market value of the swap are recorded in income but are offset by changes in market value of the indebtedness so that there is no net impact on the statement of income unless the swap is terminated or no longer qualifies as a hedge. The Company also entered into an interest rate cap agreement expiring July 1, 2010 (the “2010 Cap”) with a notional amount of $150 million. Under the 2010 Cap, the Company paid on April 22, 2004 an upfront fee of $3.5 million to the counterparty. The Company will receive a variable rate of interest equal to the excess, if any, of the six-month LIBOR, adjusted semi-annually, over the cap rate of 7%. The Company uses the 2010 Cap to offset possible increases in interest payments under the 2010 Swap caused by increases in market interest rates over a certain level. Under the terms of the 2010 Cap, the counterparty can call the cap if the 2010 Swap is terminated. The 2010 Cap was not designated as a hedging instrument under SFAS 133 and, therefore, changes in market value are recorded in the statement of income.

      With respect to the 2014 Notes, the Company entered into an interest rate swap agreement expiring May 1, 2014 (the “2014 Swap”) with a notional amount of $125 million. The 2014 Swap effectively converted up to $125 million of fixed-rate indebtedness into variable-rate indebtedness. Under the terms of the 2014 Swap, the counterparty can call the 2014 Swap at any time on or after May 1, 2009 with payments as determined under the agreement. This call option is a mirror image of the embedded call option in the debt instrument. The 2014 Swap was designated as a highly-effective fair value hedge and, as a result, changes in market value of the swap are recorded in income but are offset by changes in market value of the indebtedness so that there is no net impact on the statement of income unless the swap is terminated or no longer qualifies as a hedge. The Company also entered into an interest rate cap agreement expiring May 1, 2014 (“2014 Cap”) with a notional amount of $125 million. Under the 2014 Cap, the Company pays a fixed rate of interest equal to 0.75% to the counterparty and receives a variable rate of interest equal to the excess, if any, of the six-month LIBOR, adjusted semi-annually, over the cap rate of 7%. The Company uses the 2014 Cap to offset possible increases in interest payments under the 2014 Swap caused by increases in market interest rates over a certain level. Under the terms of the 2014 Cap, the counterparty can call the cap if the 2014 Swap is terminated. The 2014 Cap was not designated as a hedging instrument under SFAS 133 and, therefore, changes in market value are recorded in the statement of income.

Interest Rate Swap and Cap Agreements Prior to April 2004

      In June 2002, the Company entered into an interest rate swap agreement maturing in 2007 (the “2007 Swap”) with a notional amount of $150 million to hedge the fair value of the fixed-rate 2007 Notes that were repaid during the second quarter of 2004 (refer to Note 9). The 2007 Swap effectively converted up to $150 million of fixed-rate indebtedness into variable-rate indebtedness. The 2007 Swap was designated as a highly-effective fair value hedge and, as a result, changes in market value of the swap were recorded in income but were offset by changes in the market value of the indebtedness so there was no impact on the statement of income.

21.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

      Also in June 2002, the Company entered into an interest rate cap agreement maturing in 2007 (the “2007 Cap”) with a notional amount of $150 million. Under the 2007 Cap, the Company paid a fixed rate of interest equal to 0.24% and received a variable rate of interest equal to the excess, if any, of the one-month LIBOR, adjusted monthly, over the cap rate of 7%. A portion of the 2007 Cap with a notional amount of $19 million was designated as a hedging instrument (cash-flow hedge) to effectively limit possible increases in interest payments under variable-rate debt obligations. The remainder of the 2007 Cap with a notional amount of $131 million was used to offset increases in variable-rate interest payments under the 2007 Swap to the extent the one-month LIBOR exceeded 7%. This portion of the 2007 Cap was not designated as a hedging instrument under SFAS 133 and, therefore, changes in market value were recorded in the statement of income.

      In April 2004, coterminous with the redemption of the 2007 Notes, the Company terminated its 2007 Swap and its 2007 Cap for $2.6 million in cash and an aggregate gain of approximately $3.3 million.

Risk Management Policies

      The Company assesses interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The Company maintains risk management control systems to monitor interest rate cash flow risk attributable to both of the Company’s outstanding or forecasted debt obligations as well as the Company’s offsetting hedge positions. The risk management control systems involve the use of analytical techniques, including cash flow sensitivity analysis, to estimate the expected impact of changes in interest rates on the Company’s future cash flows.

Quantitative Disclosures

      Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair value hedge, along with the loss or gain on the hedged asset or liability of the hedged item that is attributable to the hedged risk, are recorded in income. Changes in the fair value of cash flow hedges are reported as Accumulated Other Comprehensive Income (“AOCI”) as a component of Shareholder’s Equity. There were no cash flow hedges after the termination of the 2007 Cap in April 2004. Changes in the fair value of interest rate caps not designated as a hedging instrument are reported in the statement of income.

      As of December 31, 2004, the fair value of the interest rate swaps designated as fair value hedges is an asset of $0.3 million and is offset by a liability of $0.3 million relating to the changes in market value of the hedged items (long-term debt obligations). A gain of $0.1 million (net of income tax effect) was credited to AOCI during 2004 relating to the 2007 Cap. As of December 31, 2004, the fair value of the 2010 Cap is an asset of $1.0 million recorded in other long-term assets and the fair value of the 2014 Cap is a liability of $5.2 million recorded in other long-term liabilities.

      The fair values of the Company’s interest rate caps are dependent on the projected six-month LIBOR that are influenced by long-term rates and the volatility of these rates. As a result of a decline in the volatility of rates in 2004, the value of the Company’s interest rate caps declined and resulted in valuation adjustment expense of $8.0 million. For 2003 and 2002, the Company reported valuation adjustment income of $0.1 million and valuation adjustment expense of $0.7 million, respectively. Valuation adjustment expense on the interest rate caps is reflected on a separate line on the statements of income.

Valuation Adjustment for Interest Rate Caps

      The valuation adjustment on interest rate caps was $8.0 million, a credit of $0.1 million, and $0.7 million for the years ended December 31, 2004, 2003 and 2002, respectively.

22.     COMMITMENTS AND CONTINGENCIES

Capital Expenditures

      As of December 31, 2004, the Company had capital expenditure purchase commitments outstanding of approximately $8.2 million, not including the construction projects discussed in the next paragraph.

      During 2004, the Company completed four construction projects for a total cost of $10.0 million. As of December 31, 2004, the Company has 11 new construction projects in progress, which are expected to be completed in 2005 and 2006 and add 18 nursing units and 374 assisted living units. The total estimated cost of the uncompleted projects is $42.0 million. Total costs incurred through December 31, 2004 on these projects were approximately $9.4 million and purchase commitments of $12.6 million are outstanding.

Insurance and Self-insured Liabilities

      The Company insures certain risks with affiliated insurance subsidiaries of Extendicare and third-party insurers. The insurance policies cover comprehensive general and professional liability (including malpractice insurance) for the Company’s health providers, assistants and other staff as it relates to their respective duties performed on the Company’s behalf, workers’ compensation and employers’ liability in amounts and with such coverage and deductibles as determined by the Company, based on the nature and risk of its businesses, historical experiences, availability and industry standards. The Company also self insures for health and dental claims, in certain states for workers’ compensation and employer’s liability and for general and professional liability claims up to a certain amount per incident. Self-insured liabilities with respect to general and professional liability claims are included within the accrual for self-insured liabilities.

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

      As of December 31, 2004, the Company has certain facilities under plans of correction. While it is not possible to estimate the final outcome of the required corrective action, the Company has accrued for known costs. In addition, Federal law requires each state to have a Medicaid Fraud Control Unit, which is responsible for investigating provider fraud and resident abuse. The Company is aware of an investigation by this unit in Kentucky, but this investigation has been inactive for a substantial period of time.

Cash Flow Commitment to Lakeside Health

      Under the terms of the agreement with Lakeside Health (refer to Note 8), the Company is responsible for funding operating losses of the Lakeside nursing facility during the term of the agreement. After the facility clears all regulatory deficiencies, the Company has the right to terminate the contract should funded operating losses exceed $3.0 million and for various other reasons. The facility cleared all regulatory

22.	COMMITMENTS AND CONTINGENCIES (Continued)

deficiencies in September 2004 and for the five months ended December 31, 2004 incurred net losses of $1.8 million. The Company has advanced to date $4.4 million to fund operating losses of the facility.

Omnicare Preferred Provider Agreement

      In 1998, the Company disposed of its pharmacy operations to Omnicare, Inc. Subsequently, the Company entered into a Preferred Provider Agreement, the terms of which enabled Omnicare to execute Pharmacy Service Agreements and Consulting Service Agreements with all of the Company’s skilled nursing facilities. Under the terms of the agreement, the Company secured “per diem” pricing arrangements for pharmacy supplies for the first four years of the Agreement, which period expired December 2002. The Preferred Provider Agreement contains a number of provisions that involve sophisticated calculations to determine the “per diem” pricing during this first four-year period. Under the “per diem” pricing arrangement, pharmacy costs fluctuate based upon occupancy levels in the facilities. The “per diem” rates were established assuming a declining “per diem” value over the initial four years of the contract to coincide with the phase-in of the Medicare PPS rates. Omnicare has subsequently asserted that “per diem” rates for managed care and Medicare beneficiaries are subject to an upward adjustment based upon a comparison of per diem rates to pricing models based on Medicaid rates.

      In 2001, the Company and Omnicare brought a matter to arbitration, involving a “per diem” pricing rate billed for managed care residents. This matter was subsequently settled and amounts reflected in the financial results. The parties are currently negotiating the pricing of drugs for Medicare residents for the years 2001 and 2002, and should this matter not be settled, the matter will be taken to arbitration. Provisions for settlement of this claim are included within the financial statements.

      In 2002, in connection with its agreements to provide pharmacy services to the Company, Omnicare, Inc. has requested arbitration for an alleged lost profits claim related to the Company’s disposition of assets, primarily in Florida. Damage amounts, if any, cannot be reasonably estimated based on information available at this time. An arbitration hearing has not yet been scheduled. The Company believes it has interpreted correctly and has complied with the terms of the Preferred Provider Agreement; however, there can be no assurance that other claims will not be made with respect to the Agreement.

23.     TRANSACTIONS WITH SHAREHOLDER AND AFFILIATES

      The following is a summary of the Company’s transactions with Extendicare and its affiliates in 2004, 2003 and 2002:

Transactions pertaining to Refinancing of 2007 Notes in May 2004

      Extendicare held $27.9 million of the 2007 Notes prior to the May 2004 refinancing. Pursuant to the tender offer, in May 2004, the 2007 Notes held by Extendicare were redeemed for approximately $28.8 million in cash. Subsequently in May 2004, Extendicare purchased for market value all of the Company’s investment of 125,000 common shares in Omnicare for $4.9 million in cash, which resulted in a gain of $0.9 million. In addition, Extendicare advanced $22.9 million to the Company, of which $14.0 million was advanced through Virtual Care Provider, Inc. (“VCPI”), an affiliate of the Company. The latter two transactions provided funds used in the refinancing.

Insurance

      The Company insures certain risks with affiliated insurance subsidiaries of Extendicare. The cost of general and professional liability premiums was the most significant insurance expense charged to the Company by the affiliates. The consolidated statements of income for 2004, 2003 and 2002 include intercompany insurance premium expenses of $9.8 million, $10.7 million and $9.9 million, respectively. The 2004 figure is net of favorable actuarial adjustments for prior years under its retroactively-rated workers’ compensation coverage in the amount of $1.0 million.

23.	TRANSACTIONS WITH SHAREHOLDER AND AFFILIATES (Continued)

Computer Services

      In January 2001, the Company established an agreement for computer hardware and software support services with VCPI, an affiliated subsidiary of Extendicare. The annual cost of services was $4.8 million for 2004 (2003 — $6.9 million; 2002 — $6.8 million). The decrease of $2.1 million primarily related to the transfer of certain employees from Virtual Care Provider, Inc. to the Company as of January 1, 2004, which increased compensation and benefit expense by $2.7 million during 2004.

Due to Shareholders and Affiliates

      Transactions affecting the balances due to Shareholders and Affiliates include payments for general and professional liability insurance premiums and claims, computer services, working capital advances and tax charges and payments. EHI, the Company’s U.S. parent company, is responsible for all federal tax return filings and therefore the Company incurs charges (payments) from (to) shareholder for income taxes and the Company has balances due to EHI in each of the three years 2004, 2003 and 2002.

      As of December 31, 2004, the Company had a non-interest bearing advance due from Extendicare of $7.7 million pursuant to an advance made in December 2004 that was repaid in January 2005.

      As of December 31, 2004, the Company had non-interest bearing advances due to Extendicare and its affiliates of $17.8 million, of which $3.0 million has been classified as a current payable, and the remainder is classified as a long-term payable. As of December 31, 2003, the Company had a non-interest bearing current receivable from shareholder and an affiliate of $7.0 million and a non-interest bearing long-term payable of $3.5 million.

      At December 31, 2004, 2003 and 2002 the Company had a $3.5 million non-interest bearing payable with no specific due date to a subsidiary company of Extendicare.

24.     INCOME TAXES

      The Company’s results of operations are included in the consolidated federal tax return of its U.S. parent company. Accordingly, federal current and deferred income taxes payable are transferred to the Company’s parent company. The provisions for income taxes have been calculated as if the Company was a separately taxed entity for each of the periods presented in the accompanying consolidated financial statements.

      Total income taxes for the years ended December 31, 2004, 2003 and 2002 were allocated as follows:

	2004	2003	2002

	(in thousands)
Income tax expense (benefit)	$(10,778)	$11,965	$3,117
Shareholder’s equity for unrealized gain or (loss) on investments	(496)	2,227	(663)
Shareholder’s equity for unrealized gain (loss) on cash flow hedges	67	4	525
Shareholder’s equity for disqualifying stock option dispositions	(434)	—	—

	$(11,641)	$14,196	$2,979

24.     INCOME TAXES (Continued)

      The income tax expense (benefit) consists of the following for the years ended December 31:

	2004	2003	2002

	(in thousands)
Federal:
Current	$15,787	$9,079	$(8,690)
Deferred	(26,932)	1,666	10,582

Total Federal	(11,145)	10,745	1,892
State:
Current	4,229	1,066	456
Deferred	(3,862)	154	769

Total State	367	1,220	1,225

Total income tax expense (benefit)	$(10,778)	$11,965	$3,117

      Income taxes for 2004 included a tax benefit of $33.6 million recorded in December 2004 resulting from two events. The Company recorded a tax benefit of $31.9 million for an additional loss claimed from the December 1999 sale of our former subsidiary Arbor to Tandem. This additional loss was primarily due to the issuance of additional guidance by the IRS, regarding the method to calculate loss on the sale of subsidiary stock, and partially due to the settlement of an IRS audit for the tax years ending December 1997 through December 2002. In addition, the Company recorded a tax benefit of $1.7 million relating to this IRS audit and other issues.

      During 2002, the Company reported a reclassification of $5.9 million from deferred to current income tax benefit, reflecting a new federal tax law enacted in March 2002 retroactive to 2001, which extended the net operating loss carryback period to five years from two years.

      The differences between the effective tax rates on income before income taxes and the United States federal income tax rate are as follows:

	2004	2003	2002

Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (reduction) in tax rate resulting from:
State income taxes, net of Federal income tax benefit	7.0	8.6	12.6
Recovery of prior year taxes due to loss on sale of subsidiary stock	(56.0)	—	—
Other permanent items	2.3	1.9	6.3
IRS audit settlement and other items	(3.0)	—	—
Change in valuation allowance	(3.2)	(6.1)	—
Work opportunity credit	(1.0)	(2.0)	(7.9)
Other, net	(0.0)	(0.1)	3.2

Effective tax rate (benefit)	(18.9)%	37.3%	49.2%

      The Company received payments of $7.0 million, $1.4 million and $0.7 million for federal income taxes from its U.S. parent in 2004, 2003 and 2002, respectively and made payments of $19.5 million and $7.7 million in 2004 and 2003, respectively to its U.S. parent for federal income taxes.

24.     INCOME TAXES (Continued)

      The components of the net state deferred tax assets and liabilities as of December 31 are as follows:

	2004	2003

	(in thousands)
State Deferred tax assets:
Employee benefit accruals	$2,891	$1,898
Accrued liabilities	2,906	2,494
Accounts receivable reserves	567	184
Capital loss carryforwards	—	13,530
Operating loss carryforwards	4,473	5,296
Goodwill	110	—
Other assets	1,329	1,241

Subtotal	12,276	24,643
Valuation allowance	3,690	19,057

Total state deferred tax assets	8,586	5,586
State Deferred tax liabilities:
Depreciation	6,279	5,609
Goodwill	—	504
Leasehold rights	119	194
Miscellaneous	1,357	2,362

Total state deferred tax liabilities	7,755	8,669

Net state deferred tax assets (liabilities)	$831	$(3,083)

      The Company paid state income taxes of $5.8 million, $0.5 million and $0.7 million in 2004, 2003 and 2002, respectively. As of December 31, 2004 the Company had $61.8 million of total net operating loss carryforwards available for state income tax purposes, which expire from 2005 to 2023. Where the realizability of these losses is uncertain, a valuation allowance has been established.

      The valuation allowance for state deferred tax assets as of December 31, 2004 and 2003 was $3.7 million and $19.1 million, respectively. The net change in the total valuation allowance for the years ended December 31, 2004, 2003 and 2002 was a decrease of $15.4 million, a decrease of $1.9 million and an increase of $0.8 million, respectively. In 2004, capital loss carryforwards with a related gross deferred tax asset balance of $13.5 million, which had been subject to a complete valuation allowance, statutorily expired and the deferred tax asset and related valuation allowance were written off. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the valuation allowances.

25.     COMPREHENSIVE INCOME

      The accumulated balances for each classification of comprehensive income are as follows:

		Unrealized
	Unrealized	Gains	Accumulated
	Gains	(Losses) on	Other
	(Losses) on	Cash Flow	Comprehensive
	Investments	Hedges	Income

Balance at December 31, 2001	$(1,262)	$(1,105)	$(2,367)
Reclassification to loss on early retirement of debt	—	635	635
Net current period change	(995)	339	(656)

Balance at December 31, 2002	(2,257)	(131)	(2,388)
Net current period change	3,341	32	3,373

Balance at December 31, 2003	1,084	(99)	985
Net current period change	(742)	99	(643)

Balance at December 31, 2004	$342	$—	$342

      The related tax effects allocated to each component of other comprehensive income are as follows:

		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	or Benefit	Amount

Year Ended December 31, 2004:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(1,238)	$496	$(742)
Cash flow hedges:
Net derivative gains arising during the period	166	(67)	99

Other comprehensive income (loss)	$(1,072)	$429	$(643)

Year Ended December 31, 2003:
Unrealized gains on securities:
Unrealized holding gains arising during the period	$5,568	$(2,227)	$3,341
Cash flow hedges:
Net derivative gains arising during the period	36	(4)	32

Other comprehensive income	$5,604	$(2,231)	$3,373

Year Ended December 31, 2002:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(1,658)	$663	$(995)
Cash flow hedges:
Net derivative gains arising during the period	1,499	(525)	974

Other comprehensive income (loss)	$(159)	$138	$(21)

26.	UNCERTAINTIES AND CERTAIN SIGNIFICANT RISKS

Revenues

      The Company’s income is highly dependent on Medicare and Medicaid funding rates, and the effective management of staffing and other costs of operations that are strictly monitored through state and federal regulatory authorities. The Company is unable to accurately predict whether the federal or any state government will adopt changes in their reimbursement systems, or if adopted and implemented, what effect

26.	UNCERTAINTIES AND CERTAIN SIGNIFICANT RISKS (Continued)

such initiatives would have on the Company. Limitations on Medicare and Medicaid reimbursement for healthcare services are continually proposed. Changes in applicable laws and regulations could have an adverse effect on the levels of reimbursement from governmental, private and other sources.

      Prior to October 1, 2002, the incremental Medicare relief packages received from the Balanced Budget Refinement Act (“BBRA”) and the Benefits Improvement and Protection Act (“BIPA”) provided a total of $2.7 billion in temporary Medicare funding enhancements to the long-term care industry. The funding enhancements implemented by the BBRA and BIPA fall into two categories. The first category is “Legislative Add-ons” which included a 16.66% add-on to the nursing component of the Resource Utilization Groupings (“RUGs”) rate and the 4% base adjustment. On September 30, 2002, the Legislative Add-ons expired, or “Medicare Cliff”, resulting in a reduction in Medicare rates for all long-term care providers and a reduction of approximately $16.7 million per annum in Medicare funding for the Company.

      The second category is “RUGs Refinements” which involves an initial 20% add-on for 15 RUGs categories identified as having high intensity, non-therapy ancillary services. The 20% add-ons from three RUGs categories were later redistributed to 14 rehabilitation categories at an add-on rate of 6.7% each. CMS has extended the funding enhancements beyond the previously announced sunset dates. However, based upon the July 2004 CMS announcement, the RUGs Refinements extend only until October 1, 2005. The Congress has enacted legislation directing CMS to conduct a study on the RUGs classification system and report its recommendations prior to the implementation of a RUGs Refinement change whereby all or part of the enhancement is discontinued will be delayed. In February 2005, the President’s Proposed Budget provides for the discontinuance of the RUGs Refinements effective October 1, 2005. The President’s Proposed Budget is subject to legislative review and the budget being passed by the United States Government. The implementation of a RUGs refinement change, where all or part of the enhancement is discontinued, could have a significant impact on the Company.

      In February 2003, CMS announced its plan to reduce its level of reimbursement for uncollectible Part A co-insurance. Under current law, skilled nursing facilities are reimbursed 100% for any bad debts incurred. Under the plan announced by CMS, the reimbursement level would have been reduced to 70% over a three year period as follows: 90% effective for the government fiscal year commencing October 1, 2003; 80% for the government fiscal year commencing October 1, 2004; and 70% for the government fiscal year commencing October 1, 2005 and thereafter. This plan is consistent with the Part A co-insurance reimbursement plan applicable to hospitals. CMS has not yet implemented the rule change continues to review the proposed plan. In February 2005, the President’s Proposed Budget provides for this 3-year phase-in plan be implemented commencing October 1, 2005. The President’s Proposed Budget is subject to legislative review and the budget being passed by the United States Government. Should the 3-year phase-in plan be implemented, the plan could have a significant impact on the Company.

      As of December 31, 2004, the State of Indiana has a proposed state plan amendment and waiver pertaining to the fiscal year commencing July 1, 2003 that are awaiting review and approval by CMS. As the state plan amendment and waiver have not been approved, the Company has recorded revenues based upon amounts received. Based upon the final and CMS approved state plan amendment and waiver, changes in Medicaid rates and any associated provider taxes could result in adjustments to income for the period from July 1, 2003 to December 31, 2004.

Interests in Unrelated Long-Term Care Providers

      Through the divestiture program in Texas and Florida, the Company has retained ownership of certain nursing facility properties, which the Company leases to other unrelated long-term care providers (refer to Notes 8 and 20). The Company also has an obligation to fund operating losses of a nursing facility operated by an unrelated long-term care provider in Wisconsin (refer to Note 8). In addition, due to the divestiture agreements and on-going consulting agreements, the Company has amounts due from other unrelated long-term providers. In aggregate, as of December 31, 2004, the Company owns $20.3 million in nursing home properties in Florida, Texas and Wisconsin, and has $9.4 million in amounts receivable due from unrelated

26.	UNCERTAINTIES AND CERTAIN SIGNIFICANT RISKS (Continued)

long-term care providers in Florida, Texas and Wisconsin. For 2004, 2003 and 2002, the Company earned $3.2 million, $2.1 million and $3.7 million, respectively, in rental revenue from unrelated long-term care operators that were operating in properties owned by the Company and earned $6.3 million, $5.7 million and $5.7 million, respectively, in consulting fees from all unrelated long-term care operators. As a result, the income and cash flow of the Company can be influenced by the financial stability of unrelated long-term operators.

Medicare and Medicaid Receivables

      The Company is attempting to settle a number of outstanding Medicare and Medicaid receivables. Normally such items are resolved during an annual audit process and no provision is required. However, where differences exist between the Company and a FI, the Company may record a general provision. The Company continues to negotiate on the remaining issues and when appropriate seek resolution from the PRRB. No adjustment to the receivable amount can be determined until negotiations are concluded on a majority of issues that are involved in the cost reporting years under appeal. Though the Company remains confident that it will successfully settle the issues, an unsuccessful conclusion could negatively impact the Company’s income and cash flow. As of December 31, 2004 and 2003 the Company had $21.3 million and $51.2 million, respectively, of gross Medicare and Medicaid settlement receivables with a related contractual allowance of $4.4 million and $14.0 million, respectively. The net amount receivable represents the Company’s estimate of the amount collectible on Medicare and Medicaid prior period cost reports.

Accrual for Self-Insured Liabilities

      The Company had $37.7 million and $45.1 million in accruals for self-insured liabilities as of December 31, 2004 and 2003, respectively. An actuarial valuation was completed as of December 31, 2004 and it was determined that no adjustment was required to the accrual for self-insured liability amounts on the balance sheet. Though the Company has been successful in exiting from the states of Texas and Florida and limiting future exposure to general liability claims, the timing and eventual settlement costs for these claims cannot be precisely defined.

Claims and Contingencies

      The Company entered into a Preferred Provider Agreement with Omnicare, Inc. pursuant to the divestiture of its pharmacy operation in 1998. In connection with its agreement to provide pharmacy services, Omnicare has requested arbitration for an alleged lost profits claim relating to the Company’s disposition of assets, primarily in Florida. Damage amounts, if any cannot be reasonably estimated based on information available at this time. An arbitration hearing for this matter has not been scheduled. The Company believes that it has interpreted correctly and complied with the terms of the Preferred Provider Agreement; however there can be no assurances that this claim will not be successful or other claims arise.

      The Company is subject to surveys and inspections by state and federal authorities to ensure compliance with applicable laws and licensure requirements of the Medicare and Medicaid programs. The survey process is intended to review the actual provision of care and services, and remedies for assessed deficiencies can be levied based upon the scope and severity of the cited deficiencies. Remedies range from the assessment of fines to the withdrawal of payments under the Medicare and Medicaid programs. Should a deficiency not be addressed through the plan of correction, a facility can be decertified from the Medicare and Medicaid program. As of December 31, 2004, the Company has certain facilities under a plan of correction. While it is not possible to estimate the final outcome of the required corrective action, the Company has accrued for known costs. In addition, Federal law requires each state to have a Medicaid Fraud Control Unit, which is responsible for investigating provider fraud and resident abuse. The Company is aware of an investigation by this unit in Kentucky, but this investigation has been inactive for a substantial period of time.

26.	UNCERTAINTIES AND CERTAIN SIGNIFICANT RISKS (Continued)

Acquisition of ALC

      On February 1, 2005, the Company completed merger and acquisition agreement with ALC of Dallas, Texas for a total of approximately $285 million, including the assumption of ALC’s debt of $141 million. Prior to the completion the Company completed due diligence in respect of the acquisition to ascertain risks associated in respect of the acquisition. Though the Company believes these due diligence efforts identified and correctly quantified those risks, the Company by virtue of this acquisition is assuming all current and former financial, legal, regulatory and environmental risks associated with ALC by virtue of this acquisition. Those risks can not be quantified nor estimated at this time.

Debt Obligations

      The Company has a high level of indebtedness with debt service obligations totaling $291.9 million in borrowings at December 31, 2004 representing 50.2% of total capitalization (defined as total long-term liabilities plus total equity), compared to a similar ratio of 62.5% at December 31, 2003. As a result, the degree to which the Company is leveraged could have important consequences, including, but not limited to the following:

•	a substantial portion of the Company’s cash flow from operations would be dedicated to the payment of principal and interest on the Company’s indebtedness, thereby reducing the funds available for other purposes;

•	the Company’s ability to obtain additional financing within its current Credit Facility for working capital, capital expenditures, acquisitions or other purposes may be limited; and

•	certain of the Company’s borrowings are at variable rates of interest, which exposes the Company to the risk of higher interest rates.

      The Company expects to satisfy the required payments of principal and interest on indebtedness from cash flow from operations. However, the Company’s ability to generate sufficient cash flow from operations depends on a number of internal and external factors, including factors beyond the Company’s control such as prevailing industry conditions. There can be no assurance that cash flow from operations will be sufficient to enable the Company to service its debt and meet other obligations.

      While management has a strategy to remain in compliance, there can be no assurance that the Company will meet future covenant requirements. The Company’s available bank lines can be affected by its ability to remain in compliance, or if not, would depend upon management’s ability to amend the covenant or refinance the debt.

27.     DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

      The estimated fair values of the Company’s financial instruments at December 31 are as follows:

	2004		2003

	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

	(in thousands)
Cash and cash equivalents	$29,612	$29,612	$48,855	$48,855
Non-current accounts receivable	10,214	9,540	25,938	22,370
Prepaid interest rate cap fee	984	984	—	—
Other assets	17,855	17,649	44,184	43,517
Long-term debt	291,932	317,655	392,918	419,239
Interest rate swaps (asset)	(308)	(308)	(4,190)	(4,190)
Interest rate caps	5,241	5,241	781	781
Deferred compensation	7,207	7,207	6,391	6,391
Other long-term liabilities	—	—	991	991
Long-term due to affiliates	14,875	14,875	3,484	3,484

      The fair value of non-current accounts receivable, which are anticipated to be collected beyond one year, are estimated based on discounted cash flows at estimated current borrowing rates.

      Other assets consist of non-current accounts receivable from facilities under consulting agreements, debt service and capital expenditure trust funds and other financial instruments, the fair values of which are estimated based on market prices from the same or similar issues of the underlying investments.

      The fair value of long-term debt is estimated based on approximate borrowing rates currently available to the Company for debt equal to the existing debt maturities.

      The fair values of the interest rate swaps and caps are based on the quoted market prices as provided by the financial institution which is the counterparty to the arrangements.

      The fair value of deferred compensation, other long-term liabilities and long-term due to affiliates are estimated to be equal to their carrying value.

28.     SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)

      The following is a summary of the quarterly results of operations for the years ended December 31, 2004 and 2003 (in thousands):

	2004

	1st	2nd	3rd	4th	Total

Total revenues	$231,501	$233,328	$242,429	$240,594	$947,852

Valuation adjustment on interest rate caps	(73)	(4,320)	(2,030)	(1,560)	(7,983)
Gain (loss) on disposal of assets and impairment of long-lived assets	(1,612)	4,469	(4,573)	(6,825)	(8,541)
Loss on refinancing and retirement of debt	(354)	(5,978)	(152)	—	(6,484)
Income before provision for income taxes	14,986	14,123	16,749	11,102	56,960
Provision for income taxes	5,639	5,297	6,289	(28,003)	(10,778)

Net income	$9,347	$8,826	$10,460	$39,105	$67,738

28.     SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

	2003

	1st	2nd	3rd	4th	Total

Total revenues	$211,426	$213,258	$220,030	$225,718	$870,432

Income before provision for Income taxes	3,828	6,974	8,999	12,250	32,051
Provision for income taxes	1,540	2,793	3,598	4,034	11,965

Net income	$2,288	$4,181	$5,401	$8,216	$20,086

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

      In accordance with Rule 15 (d) — 15 (b) of the Securities Exchange Act of 1934, our management has evaluated, with the participation of our Chairman of the Board and Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Treasurer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the year ended December 31, 2004. Based upon their evaluation of these disclosure controls and procedures, our Chairman of the Board and Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Treasurer concluded that the disclosure controls and procedures were effective as of the end of the year ended December 31, 2004 to ensure that material information relating to us (including our consolidated subsidiaries) was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

Changes in Internal Controls Over Financial Reporting

      There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

      None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

      The following table sets forth information with respect to our executive directors and executive officers:

Name	Age	Position

Mel Rhinelander	54	Chairman of the Board and Chief Executive Officer and Director
Philip W. Small	48	Executive Vice President, Chief Operating Officer and Director
Richard L. Bertrand	56	Senior Vice President, Chief Financial Officer, Treasurer and Director
Roch Carter	65	Vice President, General Counsel and Assistant Secretary
Douglas J. Harris	49	Vice President and Controller
L. William Wagner	56	Vice President, Human Resources

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

      Philip W. Small was appointed Executive Vice President and Chief Operating Officer on February 19, 2004. He joined us, and Extendicare, in June 2001 as our Senior Vice President, Strategic Planning. He was appointed to our Board of Directors on December 31, 2001. Prior to joining us, Mr. Small served 15 years at Beverly Enterprises Corporation, Fort Smith, Arkansas, in various financial capacities, the most recent being Executive Vice President, Strategic Planning and Operations Support and acting Chief Financial Officer. His prior experience includes serving as Director, Reimbursement for HCA Management Company of Atlanta, Georgia. Mr. Small has over 23 years of experience in the healthcare industry.

      Richard L. Bertrand is our Senior Vice President, Chief Financial Officer and Treasurer. Mr. Bertrand was appointed to his current position in September 2004, prior to that he was the Senior Vice President of Development. Mr. Bertrand joined us in 1983 as our Vice President of Finance and has over 28 years of experience in the healthcare industry. From 1983 to 1995 he served as our Vice President of Finance and later as our Senior Vice President of Finance and Chief Financial Officer. Beginning in 1995, Mr. Bertrand served as our Senior Vice President, Reimbursement and later as our Senior Vice President, Development. Prior to joining us, Mr. Bertrand served as Vice President and Controller of Extendicare from 1977 to 1983. Prior to that, he was a staff accountant and supervisor with the accounting firm of Thorne Riddell from 1972 to 1976.

      Roch Carter was appointed our Vice President, General Counsel and Assistant Secretary in January 1998. He joined us in 1974 as Legal Counsel and he was subsequently appointed as our General Counsel in 1985. Prior to joining us, Mr. Carter was an attorney with the United States Attorney’s office in Milwaukee. Mr. Carter was also an attorney with the City of Milwaukee and was in practice with Young and McManus, S.C. Mr. Carter has over 30 years of experience in healthcare law and practice.

      Douglas J. Harris joined us in December 1999 as our Vice President and Controller, and has over 24 years of experience in the healthcare industry. From 1994 through 1999, Mr. Harris was the Managing Director of Extendicare (U.K.) Limited. Mr. Harris has been with us and Extendicare’s affiliated companies since 1981 and has held positions in various financial capacities. Prior to joining us, Mr. Harris was an audit supervisor with KPMG.

      L. William Wagner joined us in 1987 as Vice President of Human Resources. Prior to joining us, Mr. Wagner was Vice President of Human Resources for ARA Living Centers and Director of Personnel for

General Foods Corp. Mr. Wagner has 21 years of experience in the healthcare industry and over 27 years of human resources experience.

Corporate Governance Matters

      We are an indirect wholly owned subsidiary of Extendicare Inc., a Canadian publicly traded company. Consequently, our Board of Directors is comprised solely of certain of our executive officers. We have no committees of our Board of Directors. Since we have no audit committee, our Board of Directors has not determined whether we have an “audit committee financial expert” as defined by the regulations of the United States Securities and Exchange Commission.

      Extendicare Inc. has adopted a Business Conduct Policy (that also serves as a code of ethics), which applies to all of its subsidiaries, including us. Extendicare Inc.’s Business Conduct Policy applies to all of our directors, officers and employees, including the Chief Executive Officer, Chief Financial Officer and any other persons performing similar functions. The Business Conduct Policy is available on Extendicare’s website at www.extendicare.com under the “Governance” tab, and within this tab, the “Corporate Governance” tab. Any amendments to, or waivers from, the Business Conduct Policy will be disclosed on Extendicare’s website within the prescribed time period.

ITEM 11.     EXECUTIVE COMPENSATION

Compensation of Named Executive Officers

      The following summary compensation table details compensation information for the three fiscal years ended December 31, 2004, 2003 and 2002 for each of our Chief Executive Officer and the four other most highly compensated executive officers (collectively, the “named executive officers”).

Summary Compensation Table

					Long-Term
		Annual Compensation			Compensation

				Other	Securities
				Annual	Underlying	All Other
Name and Principal Position		Salary	Bonus	Compensation	Options/SARs	Compensation
with the Corporation	Year	($)	($)	(1)($)	(#)	(2)($)

M.A. Rhinelander	2004	800,000	950,000	85,512	100,000	10,834
President and Chief Executive	2003	650,000	950,000	44,512	100,000	11,632
Officer of Extendicare Inc.; Chairman	2002	500,000	500,000	34,585	100,000	8,447
and Chief Executive Officer of
Extendicare Health Services, Inc.

R.L. Bertrand(3)	2004	258,667	140,000	—	30,000	30,303
Senior Vice President, Chief Financial	2003	240,000	120,000	—	30,000	36,768
Officer, and Treasurer of Extendicare Inc.	2002	230,000	92,000	—	30,000	37,663
and Extendicare Health Services, Inc.

P.W. Small	2004	375,000	168,750	—	40,000	40,711
Executive Vice President and	2003	310,000	174,500	—	30,000	40,381
Chief Operating Officer of	2002	275,500	115,000	—	30,000	33,228
Extendicare Health Services, Inc.

M.W. Durishan(4)	2004	280,000	157,000	—	—	48,668
Vice-President	2003	265,000	150,000	—	30,000	41,750
	2002	258,000	116,100	—	30,000	47,212

D.K. Howe	2004	237,000	82,950	—	25,000	39,798
Senior Area Vice President,	2003	227,000	100,000	—	15,000	38,824
Extendicare Health Services, Inc.	2002	200,000	70,000	—	10,000	35,977

Notes:

(1)	The aggregate amount of perquisites and other benefits for each named executive officer is less than the lesser of $50,000 or 10% of total annual salary and bonus. In the case of M.A. Rhinelander, the amount is comprised of car allowance and flexible account.

(2)	For M.A. Rhinelander these amounts reflect premiums paid by the Company for term life insurance and long-term disability. All other compensation, in the case of R.L. Bertrand, P.W. Small, M.W. Durishan and D.K. Howe, includes payments for life insurance and long-term disability premiums and contributions to a deferred compensation plan and a defined contribution retirement plan. The amount of salary and/or bonus deferred by the named executive officer is included within the figures set forth in the “Salary” and/or “Bonus” columns in the above table. EHSI’s contribution is included within the “All

Other Compensation” column. The amounts contributed by the officer and our matching portion contributed to the deferred compensation plan are as follows:

Named Executive Officer	2004	2003	2002

R.L. Bertrand
Officer contribution	—	—	$3,833
Officer interest	$8,660	$7,922	8,576
EHSI contribution	—	—	1,916
EHSI interest	4,330	3,961	4,288
P.W. Small
Officer contribution	30,000	—	—
Officer interest	127	—	—
EHSI contribution	—	—	—
EHSI interest	—	—	—
M.W. Durishan
Officer contribution	27,750	26,500	25,800
Officer interest	5,959	4,325	3,502
EHSI contribution	13,875	13,250	12,900
EHSI interest	2,980	2,163	1,751

(3)	R.L. Bertrand, formerly the Senior Vice-President, Development, was appointed to the position of Senior Vice President, Chief Financial Officer and Treasurer effective September 1, 2004.

(4)	M.W. Durishan was the Company’s Chief Financial Officer for the 2002 and 2003 fiscal years, and until September 1, 2004. Mr. Durishan is planning to retire in 2005.

Stock Option Plan

      Extendicare Inc.’s stock option plan provides for the grant, from time to time, at the discretion of Extendicare Inc.’s board of directors, to certain directors, officers and employees of the Extendicare Inc. group of companies, of options to purchase subordinate voting shares of Extendicare Inc. for cash. In May 2004, Extendicare Inc.’s board of directors, with the approval of the Toronto Stock Exchange, amended the stock option plan to add tandem share appreciation rights (SARs) with option grants. Extendicare Inc. has not increased the number subordinate voting shares reserved for issuance under its stock option plan, and to the extent that awards granted pursuant to its stock option plan result in the exercise of SARs, the equivalent number of subordinate voting shares will be reduced from the number reserved and available under the stock option plan for future grants.

      The plan provides that the exercise price of any options granted not be less than the closing price (or, if there is no closing price, the simple average of the bid and ask price) for the subordinate voting shares as quoted on the Toronto Stock Exchange on the trading day prior to the date of grant. It also permits options to be exercised for a period not to exceed ten years from the date of grant, as determined by the Extendicare Inc. board of directors at the time the option is granted. The options vest equally over the first four years and the plan contains provisions for appropriate adjustments in the event of corporate reorganizations of Extendicare Inc.

      At December 31, 2004, a total of 3,815,000 subordinate voting shares of Extendicare Inc. were reserved for issuance under the plan, of which 2,122,775 subordinate voting shares were subject to outstanding options and 1,692,225 were available for grant.

      The following table summarizes stock options/ SARs granted during 2004 to our named executive officers under the Extendicare Inc. stock option plan:

OPTION/ SAR GRANTS IN FISCAL YEAR 2004

				Potential Realizable Value
		Percent of		at Assumed Annual Rates
	Number of	Total	Exercise	of Stock Price Appreciation
	Securities	Options/SARs	or Base	for Option Term
	Underlying	Granted to	Price	(C$)
	Options/SARs	Employees in	(C$)
Name	Granted	Fiscal Year	Per Share)	5%	10%	Expiration Date

M.A. Rhinelander	100,000	22.73%	14.50	$911,897	$2,310,927	August 3, 2014
R.L. Bertrand	30,000	6.82	14.50	273,569	693,278	August 3, 2014
P.W. Small	40,000	9.09	14.50	364,759	924,371	August 3, 2014
D.K. Howe	25,000	5.68	14.50	227,974	577,732	August 3, 2014
M. W. Durishan	Nil	Nil	Nil	Nil	Nil	Not applicable

      These amounts do not represent the present value of the options. All amounts are stated in Canadian dollars (C$). The amounts shown represent what would be received upon exercise ten years after the date of grant, assuming certain rates of stock price appreciation during the entire period. Actual gains, if any, on stock option exercises are dependent on future performance of the Extendicare Inc. common stock and overall market conditions. In addition, actual gains depend upon whether, and the extent to which, the options actually vest.

      The following table summarizes options exercised during 2004 and option values at December 31, 2004 for our named executive officers.

AGGREGATED OPTION/ SAR EXERCISED IN FISCAL YEAR 2004

AND FISCAL YEAR-END OPTION/ SAR VALUES

			Number of Securities
			Underlying Unexercised		Value of Unexercised
			Options/SARs at		in-the-money Options/SARs
	Shares		Fiscal Year-end		at Fiscal Year-end
	Acquired	Value	(#)		(C$)
	on Exercise	Realized
Name	(#)	(C$)	Exercisable	Unexercisable	Exercisable	Unexercisable

M.A. Rhinelander	50,000	530,000	225,000	250,000	2,699,500	1,843,250
R.L. Bertrand	27,500	310,650	26,250	71,250	304,538	508,913
P.W. Small	32,500	265,175	27,500	90,000	295,050	596,225
M.W. Durishan	25,000	289,925	—	42,500	—	495,100
D.K. Howe	7,500	92,575	—	55,000	—	378,375

Note:	The value of the unexercised options is based on C$15.45, the closing price of the Extendicare Inc. subordinate voting shares on the Toronto Stock Exchange on December 31, 2004. All amounts are stated in Canadian dollars (C$).

      Effective 2003, the fair value of the options granted to our executives for subordinate voting shares of Extendicare Inc. to our executives, which do not include tandem SARs, are expensed as a payroll cost on our records. In 2004, the amount of the payroll costs associated with the options granted was $57,000 (2003 — $48,000). In addition, option grants that include tandem SARs are expensed as a payroll cost on a graded vesting basis, in an amount by which the quoted market value of the subordinate voting shares of Extendicare Inc. exceed the option price. In 2004, the amount of the payroll costs associated with the tandem SARs granted was $23,000.

Retirement Arrangements

      M.A. Rhinelander and R.L. Bertrand have an arrangement with Extendicare Inc. providing them with a benefit guarantee upon retirement. Mr. Rhinelander has 27 years of credited service at the end of 2004. Mr. Rhinelander has the Company’s consent to retire at age 55, and he is guaranteed to receive 70% of the best three consecutive years of basic salary upon retirement. Mr. Bertrand has 28 years of credited service at the end of 2004, and he is guaranteed to receive a fixed retirement benefit of C$173,000 (Canadian dollars) per annum upon retirement. Mr. Bertrand’s plan allows for normal retirement at age 60. Retirement benefits are not subject to any deduction for social security or Canada Pension, and are payable as an annuity over the lifetime of the executive with a portion continuing to be paid to the executive’s spouse after the death of the executive. Mr. Bertrand is also a participant in money purchase, 401(k), and deferred compensation plans established for the Company’s executives.

      P.W. Small, M.W. Durishan and D.K. Howe are participants in money purchase, 401(k), and deferred compensation plans established for executives. The Company maintains a non-qualified deferred compensation plan and executive retirement plan for certain of its highly compensated employees and executives, as described below. The Company’s liabilities under these plans are unfunded and unsecured.

Deferred Compensation Plan

      We maintain a non-qualified, deferred compensation plan (consisting of individual agreements), which is offered to all highly compensated employees as prescribed by the Internal Revenue Service. The maximum amount of annual compensation that may be deferred is 10% of the employee’s base salary, excluding any bonus. We match up to 50% of the amount deferred, and the combined amount earns interest at the prime rate. Our matching payment, plus interest, vests to the employee over eight years. Amounts deferred and vested matching amounts are payable upon the death, disability or termination of the employee. Amounts deferred are not guaranteed, are “at risk” and are subject to our ability to make the scheduled payments.

Executive Retirement Plan

      We provide an executive retirement program for certain of our key officers and executives. Under the program we contribute 10% of the participant’s base salary into an account to be invested in certain mutual funds at the participant’s discretion. The amounts in the executive retirement program vest upon certain events which are specified in the participant’s executive retirement program plan, and by discretionary actions by the Board of Directors of Extendicare Inc. A graduated vesting schedule applies for some program participants if we terminate the participant. Any funds that we invest or assets that we acquire pursuant to the program continue to be a part of our general funds. No party, other than EHSI, has any interest in such funds. To the extent that any participant acquires a right to receive payment from us under the executive retirement program, such right shall be no greater than the right of any unsecured general creditor of ours. We expense the amounts we fund into the executive retirement program on a monthly basis. Amounts held within this executive retirement program accounts are not guaranteed, are “at risk” and are subject to our ability to make the scheduled payments.

Termination of Employment Arrangements

      M.A. Rhinelander has a termination of employment agreement with Extendicare Inc. that provides for a lump sum cash payment equivalent to 24 months of his annual total compensation, less applicable deductions required by law, in the event of termination by the company other than for just cause; or in the event of resignation with six months’ notice in the case of a change of control or material reduction in responsibilities.

Compensation Committee Interlocks and Insider Participation

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

      We are an indirect wholly owned subsidiary of Extendicare. Extendicare’s principal executive offices are located at 3000 Steeles Avenue East, Markham, Ontario, Canada L3R 9W2.

      There are no equity compensation plans under which our common stock is issued.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      We are an indirect wholly owned subsidiary of Extendicare Inc. Certain operating expenses are allocated between Extendicare Inc. and its subsidiaries. We insure certain risks, including comprehensive general liability, and excess workers’ compensation/employer’s liability insurance, with Laurier Indemnity Company and Laurier Indemnity Ltd., affiliated insurance subsidiaries of Extendicare Inc. We recorded approximately $9.8 million, $10.7 million, and $9.9 million of expenses for this purpose in the fiscal years ended December 31, 2004, 2003 and 2002, respectively. The 2004 amount is net of favorable actuarial adjustments for prior years under our retroactively-rated workers’ compensation coverage in the amount of $1.0 million.

      In January 2001, we established an arrangement for computer hardware and software support services with Virtual Care Provider, Inc., an affiliated subsidiary of Extendicare Inc. The annual cost of services was $4.8 million, $6.9 million and $7.9 million in 2004, 2003 and 2002 respectively.

      For federal tax purposes we file as part of a consolidated group of companies, of which Extendicare Holdings Inc. is the parent. Extendicare Holdings (a subsidiary of Extendicare Inc.) holds all of Extendicare Inc.’s U.S. operations, including EHSI. We have a tax sharing arrangement with Extendicare Holdings pursuant to which we had a receivable of $16.6 million as of December 31, 2004 and a payable of $7.8 million as of December 31, 2003. Under this tax sharing arrangement, a U.S. consolidated income tax return is filed by Extendicare Holdings and, for purposes of determining each member’s share of the tax liability in such return, each member of the affiliated group computes its separate U.S. income tax liability for regular income tax purposes (but not for alternative minimum tax purposes) as if it had filed a separate U.S. income tax return. Such amount is reflected as a federal income tax expense and as an intercompany payable to Extendicare Holdings on each member’s separate financial statements. If a member incurs a net operating loss, such net operating loss is tax benefited (for regular tax purposes only) in the year the net operating loss is incurred. Such amount is reflected as a reduction in federal income tax expense and as an intercompany receivable from Extendicare Holdings on each member’s separate financial statements. Similarly, the federal income tax receivable and payable is recorded on the separate financial statement of Extendicare Holdings. Each member’s separate intercompany balances are transferred to Extendicare Holdings through the intercompany payable and receivable account.

      In addition to the income tax amounts discussed in the preceding paragraph, we had non-interest bearing amounts due from (to) affiliates as follows:

		December 31,

Affiliate	Purpose	2004	2003	2002

		(dollars in thousands)
Current asset (liability):
Extendicare Inc.	Working capital advances	$7,690	$(47)	$—
Virtual Care Provider, Inc.	Working capital advances	(3,000)	6,970	6,436
The Northern Group, Inc.	Intercompany operating expenses	19	84	—
Laurier Indemnity Company	Intercompany insurance premium	2	—	—
Extendicare Holdings, Inc.	Working capital advances	4	3	—

		$4,715	$7,010	$6,436

Long-term asset (liability):
Extendicare Inc.	Working capital advances	$(8,900)	$—	$—
Extendicare Inc.	Intercompany operating expenses	1,218	—	—
Extendicare Holdings, Inc.	Working capital advances	(3,483)	(3,484)	(3,484)
Virtual Care Provider, Inc.	Working capital advances	(3,620)	—	—

		$(14,785)	$(3,484)	$(3,484)

      In January 2005, we amended our credit facility to permit the loan from EHI and accommodate the ALC acquisition. In January 2005, Extendicare Inc. advanced $55.0 million to EHI, who in turn advanced $55.0 million as a Term Loan to us, as part of the financing of the ALC acquisition. This Term Loan has a term of five years, can be repaid at any time by us and bears interest at 6%. The ALC debt we assumed on the acquisition is non-recourse to us and the debt and earnings of ALC will be excluded from existing financial covenants under our credit facility. We are restricted from borrowing further under our credit facility and under the ALC credit facility to finance any ALC operating deficiencies and all cash flow from ALC will be retained within the ALC operations. Any cash flow deficiencies within ALC will be financed by way of advances from Extendicare directly to ALC and we believe Extendicare has the financial capacity to meet any such deficiency.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The following table sets forth information with respect to services provided to us by KPMG LLP, our independent certified public accountants, for the years ended December 31, 2004 and 2003.

	2004	2003

	(in thousands)
Audit fees billed for the year	$453	$426
Audit-related fees	—	—
Tax fees	43	—
All other fees	48	19

	$544	$445

      (1) Audit Fees. This consists of aggregate fees billed to us by KPMG LLP for professional services rendered for the audit of our annual financial statements, reviews of our interim financial statements, and services that are normally provided in connection with statutory or regulatory filings or engagements, including consents and other services related to Securities and Exchange Commission matters.

      (2) Audit-Related Fees. This consists of fees billed to us by KPMG LLP for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include consultations in connection with potential transactions, and consultations concerning financial accounting and reporting standards.

      (3) Tax Fees. This consists of fees billed to us by KPMG LLP for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance, tax audit issues, mergers and acquisitions, and tax planning.

      (4) All Other Fees. This consists of other fees billed to us by KPMG LLP for products and services other than the services reported above. All other fees are for support and learning services, which have been deemed to be permissible non-attest services.

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

2.     With respect to other accounting, financial or taxation services conducted by our external auditors, pre-approval is required for all engagements.

3.     Our external auditors may not provide the following services: (1) bookkeeping or other services related to the accounting records or financial statements, (2) financial system design, (3) implementation, appraisal or valuation services or those involving the preparation of fairness opinions or contribution-in-kind reports, (4) actuarial services, (5) internal audit outsourcing services, (6) management services, (7) human resource services, (8) investment advisory or banking services, (9) legal services and (10) expert services unrelated to the audit.

      These pre-approval policies do not permit delegation of the audit committee’s responsibilities to management.

      Since January 1, 2004, we have approved 100% of the services described in the table above under “Audit-Related Fees”, “Tax Fees”, and “All Other Fees” in accordance with our pre-approval policy.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

1. Financial Statements

      The following financial statements and report of the independent auditors are contained in Item 8 of this Annual Report on Form 10-K on the pages indicated.

2.	Financial Statement Schedule

      Schedule II — Valuation and Qualifying Accounts is filed as part of this Annual Report on Form 10-K.

3.	Exhibits

      The exhibits listed in the accompanying Exhibit Index are filed as part of this Annual Report on Form 10-K.

(b)	Exhibits

      The exhibits listed in the accompanying Exhibit Index are filed (except where otherwise indicated) as part of this Annual Report on Form 10-K.

(c)	Financial Statements Excluded from Annual Report to Shareholders:

      Not applicable.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXTENDICARE HEALTH SERVICES, INC.

By:	/s/ RICHARD L. BERTRAND

Richard L. Bertrand
Senior Vice President, Chief Financial Officer
and Treasurer and Director
(Principal Financial and Accounting Officer)

Date: March 30, 2005

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and on the date indicated.

Name	Title	Date

/s/ MEL RHINELANDER Mel Rhinelander	Chairman of the Board, and Chief Executive Officer (Principal Executive Officer)	March 30, 2005

/s/ RICHARD L. BERTRAND Richard L. Bertrand	Senior Vice President, Chief Financial Officer Treasurer and Director (Principal Financial and Accounting Officer)	March 30, 2005

/s/ PHILIP W. SMALL Philip W. Small	Executive Vice President, Chief Operating Officer and Director	March 30, 2005

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

      We have not sent to security holders any annual report covering our last fiscal year or any proxy soliciting material with respect to any annual or other meeting of security holders and we do not intend to do so.

EXHIBIT INDEX

Number	Description

2.1	Form of Operations Transfer Agreement, dated as of October 1, 2001, by and among Extendicare Homes, Inc., Extendicare Health Facilities, Inc., Senior Health Properties — Texas, Inc. and certain affiliates of Senior Health Properties — Texas, Inc. (Certain exhibits of the Operations Transfer Agreement and certain exhibits of the exhibits have been omitted based on Item 601(b)(2) of Regulation S-K. Such exhibits are described in the Operations Transfer Agreement and the exhibits thereto. The Company agrees to furnish to the Commission, upon its request, any or all of such omitted exhibits. (Incorporated by reference to the Company’s Form 8-K filed on January 4, 2002).

2.2	Plan of Merger and Acquisition Agreement, dated as of November 4, 2004, By and Among Extendicare Health Services, Inc., Alpha Acquisition, Inc., and Assisted Living Concepts, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 9, 2004).

3.1	Restated Certificate of Incorporation of Extendicare Health Services, Inc. (Incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-43549)).

3.2	By-Laws of Extendicare Health Services, Inc. (Incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-43549)).

4.1	Purchase Agreement, dated as of June 20, 2002, among Extendicare Health Services, Inc., the Guarantors named therein, Lehman Brothers, Inc., ABN AMRO Incorporated and U.S. Bancorp Piper Jaffrey Inc. (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-97293)).

4.2	Indenture, dated as of June 28, 2002, among Extendicare Health Services, Inc., the Guarantors named therein, as Guarantors, and U.S. Bank, N.A., as Trustee. (Incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-97293)).

4.3	Exchange and Registration Rights Agreement, dated as of June 28, 2002, among Extendicare Health Services, Inc., the Guarantors named therein, Lehman Brothers Inc., ABN AMRO Incorporated and U.S. Bancorp Piper Jaffrey Inc. (Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-4 (Registration No. 333-97293)).

4.4	Second Amended and Restated Credit Agreement, dated as of April 22, 2004, among Extendicare Holdings, Inc., Extendicare Health Services, Inc., Lehman Brothers Inc., as Arranger, Lehman Commercial Paper Inc., as Administrative Agent, U.S. Bank National Association, as Syndication Agent, GE Capital Corporation, Residential Funding Corporation and LaSalle Bank National Association, as Co-Documentation Agents and other lenders thereto (Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-4 (Registration No. 333-116927).

4.5	First Amendment, dated as of November 2, 2004, to the Second Amended and Restated Credit Agreement, dated as of April 22, 2004 among Extendicare Holdings, Inc., Extendicare Health Services, Inc., the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, US Bank, National Association, as syndication agent, General Electric Capital Corporation, Residential Funding Corporation and LaSalle Bank National Association, as co-documentation agents, and Lehman Commercial Paper Inc., as administrative agent (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 31, 2005).

4.6	Purchase Agreement, dated as of April 15, 2004, among Extendicare Health Services, Inc., the Guarantors named therein, Lehman Brothers, Inc., ABN AMRO Incorporated and U.S. Bancorp Piper Jaffrey Inc. (Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-4 (Registration No. 333-116927).

4.7	Indenture, dated as of April 22, 2004, among Extendicare Health Services, Inc., the Guarantors named therein, as Guarantors, and U.S. Bank, N.A., as Trustee. (Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-4 (Registration No. 333-116927).

Number	Description

4.8	Exchange and Registration Rights Agreement, dated as of April 22, 2004, among Extendicare Health Services, Inc., the Guarantors named therein, Lehman Brothers, Inc., ABN AMRO Incorporated and U.S. Bancorp Piper Jaffrey Inc. (Incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-4 (Registration No. 333-116927).

Pursuant to Item 601(b)(4) (iii) of Regulation S-K, the Registrants agree to furnish to the Securities and Exchange Commission, upon request, any instrument defining the rights of holders of long-term debt not being registered that is not filed as an exhibit to this Annual Report on Form 10-K.

4.9	Second Amendment, dated as of January 28, 2005, to the Second Amended and Restated Credit Agreement, dated as of April 22, 2004 (as amended, supplemented or otherwise modified, among Extendicare Holdings, Inc., Extendicare Health Services, Inc., the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, US BANK, NATIONAL ASSOCIATION, as syndication agent, GENERAL ELECTRIC CAPITAL CORPORATION, RESIDENTIAL FUNDING CORPORATION and LASALLE BANK NATIONAL ASSOCIATION, as co-documentation agents, and LEHMAN COMMERCIAL PAPER INC., as administrative agent (Incorporated by referenced to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 31, 2005).

4.10	Senior Unsubordinated and Unsecured $55 Million Note between Extendicare Health Services, Inc. and Extendicare Holdings, Inc. dated January 27, 2005 (Incorporated by referenced to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 31, 2005).

10.1	Asset Purchase Agreement, dated as of July 29, 1998, between Extendicare Health Service, Inc. and certain affiliate and Omnicare, Inc. and its affiliates (Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 1998).

10.2	Preferred Provider Agreement dated as of July 29, 1998 between the Company and Omnicare, Inc. (Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2001).

10.3	Amended and Restated Subordinate Voting Share Option Plan (Incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-97293)).*

10.4	Executive Retirement Program (Incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-97293)).*

10.5	Form of Deferred Compensation Agreement (which collectively constitutes the deferred compensation plan) available to all highly compensated employees of the Company as prescribed by the Internal Revenue Service, which form of agreement has been executed by Mark W. Durishan, Douglas J. Harris, L. William Wagner, Roch Carter and Richard L. Bertrand. (Incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-97293)).*

10.6	Termination of Employment Arrangement for Mel Rhinelander (Incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-97293)).*

10.7	Form of Executive Retiring Allowance Agreement entered into by Mel Rhinelander and Richard L. Bertrand (Incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-97293)).*

10.8	Form of Addendum to Executive Retiring Allowance Agreement entered into by Mel Rhinelander (Incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-97293)).*

10.9	ISDA Master Agreement, dated as of April 16, 2004, between U.S. Bank National Association and Extendicare Health Services, Inc. (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-4 (Registration No. 333-116927).

Number	Description

10.10	Memorandum of Understanding dated January 31, 2005, by and among LTC Properties, Inc. and Texas-LTC Limited Partnership; and Extendicare Health Services, Inc., Alpha Acquisition, Inc., Assisted Living Concepts, Inc., and Carriage House Assisted Living, Inc. (Incorporated by referenced to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2005).

21	Subsidiaries of the Registrant.

31.1	Certifications of Chairman of the Board and Chief Executive Officer.

31.2	Certifications of Senior Vice President, Chief Financial Officer and Treasurer.

32	Written Statement of Chairman of the Board and Chief Executive Officer and Senior Vice President, Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350.

99.1	Schedule II — Valuation and Qualifying Accounts and related Report of Independent Registered Public Accounting Firm

*	Represents a management contract or compensatory plan or arrangement.