Form 10-Q
period 2005-03-31
EXTENDICARE HEALTH SERVICES INC
filed 2005-05-13
CIK 1052024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2005

or

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
including zip code)

(414) 908-8000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No ☑

     Common Stock – 1,000 shares authorized, $1.00 par value per share; 947 shares issued and outstanding as of May 6, 2005. All issued and outstanding shares of Common Stock are held indirectly by Extendicare Inc., a publicly traded Canadian company.

EXTENDICARE HEALTH SERVICES, INC.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

EXTENDICARE HEALTH SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(In thousands)

	Three Months Ended March 31,
	2005	2004
REVENUES:
Nursing and assisted living facilities	$286,357	$224,426
Outpatient therapy	2,727	2,665
Other	5,063	4,410

	294,147	231,501
COSTS AND EXPENSES (INCOME):
Operating	240,427	189,456
General and administrative	9,609	7,490
Lease costs	4,608	2,264
Depreciation and amortization	10,340	8,681
Interest expense, net	8,144	6,585
Valuation adjustment on interest rate caps	1,298	73
Loss (gain) on disposal of assets and impairment of long-lived assets	(448)	1,612
Loss on refinancing and retirement of debt	275	354

	274,253	216,515

INCOME BEFORE INCOME TAXES	19,894	14,986
Income tax expense	7,840	5,639

NET INCOME	$12,054	$9,347

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXTENDICARE HEALTH SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2005 AND December 31, 2004
(In thousands except share data)

	March 31,	December 31,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$9,252	$29,612
Accounts receivable, less allowances of $11,798 and $10,594, respectively	126,798	95,973
Supplies, inventories and other current assets	24,042	17,751
Income taxes receivable	481	1,654
Deferred state income taxes	2,843	2,664
Due from shareholder and affiliates:
Federal income taxes receivable	1,231	5,231
Deferred federal income taxes	14,183	13,258
Other	—	7,690

Total current assets	178,830	173,833
Property and equipment, net	750,218	446,085
Goodwill and other intangible assets, net	74,269	74,554
Deferred state income taxes	701	—
Other assets	43,654	41,485

Total Assets	$1,047,672	$735,957

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities:
Outstanding checks in excess of bank balance	$10,091	$—
Current maturities of long-term debt	4,248	1,071
Accounts payable	20,735	22,297
Accrued liabilities	134,510	99,920
Current portion of accrual for self-insured liabilities	12,500	18,000
Current portion of amounts due to shareholder and affiliates	2,975	2,975

Total current liabilities	185,059	144,263

Accrual for self-insured liabilities	23,221	19,725
Long-term debt and capital lease obligations	538,657	290,861
Deferred state income taxes	—	1,833
Other long-term liabilities	18,634	12,448
Due to shareholder and affiliates:
Deferred federal income taxes	5,015	1,853
Other	14,693	14,785

Total Liabilities	785,279	485,768

Shareholder’s Equity:
Common stock, $1 par value, 1,000 shares authorized, 947 shares issued and outstanding	1	1
Additional paid-in capital	209,389	209,221
Accumulated other comprehensive income	323	342
Retained earnings	52,680	40,625

Total Shareholder’s Equity	262,393	250,189

Total Liabilities and Shareholder’s Equity	$1,047,672	$735,957

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXTENDICARE HEALTH SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(In thousands)

	Three Months Ended	Three Months Ended
	March 31, 2005	March 31, 2004
OPERATING ACTIVITIES:
Net income	$12,054	$9,347
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,340	8,681
Amortization of deferred financing costs	470	377
Amortization of purchase accounting adjustments for leases and debt	(83)	—
Provision for uncollectible accounts receivable	2,850	3,184
Provision for self-insured liabilities	1,995	1,650
Payment of self-insured liability claims	(4,902)	(3,112)
Deferred income taxes	2,518	(3,811)
Valuation adjustment on interest rate caps	1,298	73
(Gain) loss on disposal of assets and impairment of long-lived assets	(448)	1,612
Loss on refinancing and retirement of debt	275	354

Changes in assets and liabilities:
Accounts receivable attributable to Pennsylvania provider tax	(18,971)	—
Accounts receivable	(11,603)	(1,557)
Supplies, inventories and other current assets	444	(1,255)
Accounts payable	(4,392)	(3,437)
Accrued liabilities attributable to Pennsylvania provider tax	15,541	—
Accrued liabilities	4,327	(679)
Income taxes payable/receivable	(314)	1,477
Current due to shareholder and affiliates	11,744	5,580

Cash provided by operating activities	23,143	18,484

INVESTING ACTIVITIES:
Payment for acquisition of Assisted Living Concepts, Inc (“ALC”)	(144,199)	—
Cash balances in ALC as of acquisition	6,547	—
Proceeds from repayment of notes receivable	—	4,402
Payments for purchase of property and equipment	(6,340)	(5,345)
Payments for other acquisitions	—	(2,129)
Payments for new construction projects	(5,699)	(3,800)
Proceeds from sale of property and equipment	1,878	—
Changes in other non-current assets	(243)	(367)

Cash used in investing activities	(148,056)	(7,239)

FINANCING ACTIVITIES:
Proceeds from Revolving Credit Facility to finance ALC acquisition	60,000	—
Proceeds from 6% EHI Term Note to finance ALC acquisition	55,000	—
Payments of long-term debt	(19,280)	(13,397)
Payments on line of credit	(12,000)	—
Proceeds from issuance of long-term debt	10,000	706
Payment of deferred financing costs	(125)	—
Outstanding checks in excess of bank balance	10,091	—
Other long-term liabilities	867	484

Cash provided by (used in) financing activities	104,553	(12,207)

Decrease in cash and cash equivalents	(20,360)	(962)
Cash and cash equivalents, beginning of period	29,612	48,855

Cash and cash equivalents, end of period	$9,252	$47,893

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXTENDICARE HEALTH SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(In thousands)

	Three Months Ended	Three Months Ended
	March 31, 2005	March 31, 2004
Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$7,554	$10,235
Income tax payments, net of refunds	889	2,921

Supplemental schedule of noncash investing and financing activities:
The Company acquired all of the capital stock of Assisted Living Concepts, Inc. for $144,199. In connection with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$310,136	$—
Cash paid	(144,199)	—

Liabilities assumed	$165,937	$—

Capital lease obligations incurred to purchase properties – See Note 7	$12,822	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXTENDICARE HEALTH SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

     Extendicare Health Services, Inc. and its subsidiaries (hereafter referred to as the “Company”, unless the context requires otherwise) operates in one reporting segment, nursing and assisted living facilities, throughout the United States. The Company is an indirect wholly owned subsidiary of Extendicare Inc. (“Extendicare”), a Canadian publicly traded company.

Basis of Presentation

     The accompanying condensed consolidated financial statements as of, and for the three months ended March 31, 2005 and 2004 are unaudited and have been prepared in accordance with the instructions to Form 10-Q. Such financial statements do not include all of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete statements. In the opinion of the Company’s management, all adjustments necessary for a fair presentation of such financial statements have been included. The condensed consolidated balance sheet information as of December 31, 2004 has been derived from the Company’s audited consolidated financial statements.

     The condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management’s most significant estimates include provision for bad debts, provision for Medicaid and Medicare revenue rate settlements, valuation of assets and asset impairment, self-insured liabilities for general and professional liability, workers’ compensation and health and dental claims, and valuation of deferred tax assets. Actual results could differ from those estimates.

     The condensed consolidated financial statements include those of the Company and its subsidiaries. All significant intercompany accounts and transactions with subsidiaries have been eliminated from the consolidated financial statements.

     These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2004 contained in the Company’s Annual Report on Form 10-K. Certain reclassifications have been made to the 2004 condensed consolidated financial statements to conform to the presentation for 2005.

2. Acquisition of Assisted Living Concepts, Inc.

     On January 31, 2005, the Company completed the acquisition of Assisted Living Concepts, Inc., (“ALC”) of Dallas, Texas for a total of approximately $285 million, including the assumption of ALC’s existing debt with a book value of approximately $141 million. The acquisition was completed immediately subsequent to, and pursuant to, the shareholder approval of the merger and acquisition agreement entered into on November 4, 2004 that provided for the acquisition of all of the outstanding shares and stock options of ALC for $18.50 per share. The Company financed the acquisition by using approximately $29 million of cash on hand, a $55 million 6% Term Note due 2010 from the Company’s U.S. parent company Extendicare Holdings, Inc. (“EHI”), and drawing $60 million from the Revolving Credit Facility. On January 31, 2005 ALC had a portfolio of 177 assisted living facilities, comprised of 122 owned properties and 55 leased facilities representing 6,838 units, located in 14 states, many in markets where the Company operated. The goal of the acquisition was to expand the Company’s asset portfolio and level of non-government based revenue sources.

     The estimated impact of the acquisition on each asset and liability category in the Company’s condensed consolidated balance sheet is as follows as of January 31, 2005:

(in thousands)
ASSETS:
Cash, net of $29 million used to finance the acquisition	$(22,652)
Accounts receivable	3,003
Other current assets	8,308

Total current assets	(11,341)
Property, plant and equipment	290,761
Other long-term assets	4,497

Total assets	$283,917

LIABILITIES:
Current maturities of long-term debt	$3,418
Other current liabilities	19,733

Total current liabilities	23,151
Long-term debt:
Long-term debt of ALC assumed	141,011
Proceeds from 6% EHI Term Note to finance acquisition	55,000
Proceeds from Revolving Credit Facility to finance acquisition	60,000

Total long-term debt	256,011
Other long-term liabilities	4,755

Total liabilities	$283,917

     The above reflects the preliminary purchase price allocation. The Company is in the process of, and will complete by December 2005, the valuation of net assets acquired. Based on this valuation, the purchase price allocation for accounting purposes may be adjusted in future periods.

     The operations of ALC are included in the condensed consolidated statements of income and the condensed consolidated statement of cash flows beginning February 1, 2005. The assets and liabilities of ALC are included within our condensed consolidated balance sheet as of March 31, 2005.

     Below is pro forma income statement information of the Company prepared assuming the acquisition of ALC occurred as of January 1, 2004 and is consolidated with the Company’s statement of income. This pro forma information includes purchase accounting adjustments but does not include estimated cost savings.

	Three Months
	Ended March 31,
	2005	2004
	( in thousands)
Total revenues	$309,024	$274,057
Income before income taxes	19,037	14,603
Net income	11,533	9,575

     In January 2005, the Company amended its Revolving Credit Facility to permit the loan from EHI to partially finance the ALC acquisition. Subsequently, Extendicare Inc. advanced $55 million to EHI, who, in turn advanced $55 million as a 6% Term Note due 2010 to the Company. ALC’s debt is non-recourse to the Company and its subsidiaries that existed prior to the acquisition of ALC, and ALC’s debt and earnings will be excluded from existing financial covenants under the Company’s Revolving Credit Facility.

     In January 2005, the Company entered into a Memorandum of Understanding (“MOU”) and later two new master lease agreements with LTC Properties, Inc. (“LTC”) in respect of 37 facilities leased to ALC by LTC. Under the terms of the MOU and master lease agreements, which become effective January 1, 2005, the Company agreed to increase the annual rent paid to LTC by $250,000 per annum for each of the successive four years, commencing on January 1, 2005, and amended the terms relating to inflationary increases. Formerly, the 37 leases had expiration dates ranging from 2007 through 2015. Under the terms of the master lease agreements, the initial 10 year lease term commenced on January 1, 2005, and there are three successive 10 year lease renewal terms at the option of the Company. There are no significant economic penalties to the Company if it decides not to exercise the renewal options. The aggregate minimum rent payments for the LTC leases for the calendar years 2005 through 2008 will be $9.4 million, $9.8 million, $10.2 million and $10.7 million, respectively. The minimum rent will increase by 2% over the prior year’s minimum rent for each of the calendar years 2009 through 2014. Annual minimum rent during any extended term will increase a minimum of 2% over the minimum rent of the immediately preceding year. The MOU provides that LTC will not assert certain events of default against ALC under the original leases. In accordance with FASB Technical Bulletin 85-3, the Company accounts for the effect of scheduled rent increases on a straight-line basis over the lease term.

3. Other Acquisitions and New Construction

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

4. Approval of Pennsylvania and Washington State Plans and Amendments Relating to Medicaid Revenues

     In January 2005, the States of Pennsylvania and Washington received approval from the Centers for Medicare and Medicaid Services (“CMS”) for state plan amendments and waivers, which increase federal funding for their Medicaid programs and provide nursing facilities with revenue rate increases to offset new state provider taxes. The Washington approval had no impact on the Company’s income. In March 2005 the State of Pennsylvania officially approved and committed to the state plan amendment and waiver. As a result of the Pennsylvania approval, in the first quarter of 2005 the Company recognized incremental revenues pertaining to the state plan amendment of $16.5 million and provider tax expense of $13.3 million relating to the period from July 1, 2003 to December 31, 2004. Offsetting this, the State of Pennsylvania published its final Medicaid rates for the period commencing July 1, 2004, which resulted in a reduction of previously accrued revenues of $0.6 million. In the first quarter of 2005, the Company also recognized incremental revenues pertaining to the Pennsylvania state plan amendment of $2.5 million and provider tax expense of $2.2 million relating to the period from January 1, 2005 through March 31, 2005. The receipt of the aggregate incremental revenues pertaining to the Pennsylvania state plan amendments of $19.0 million, and payment of the aggregate provider taxes of $15.5 million will occur in the second quarter of 2005, and therefore, are reflected within accounts receivable and accrued liabilities, respectively.

5. Property and Equipment, Net

          Below is a summary of activity for property and equipment, including properties under capital leases:

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Balance at beginning of period	$446,085	$448,743

Purchases of properties and equipment	6,340	5,345
Payments for new constructions projects	5,699	3,800
Properties and equipment acquired in acquisition of ALC	290,761	—
Other acquisitions	—	1,514
Properties acquired under capital leases – see Note 7	12,822	—
Depreciation and amortization	(10,056)	(8,397)
Impairment of long-lived assets	—	(1,362)
Disposals and other	(1,433)	(5)

Balance at end of period	$750,218	$449,638

6. Other Assets

          Other assets consisted of:

	March 31,	December 31,
	2005	2004
	(in thousands)
Deferred financing costs, net	$11,282	$11,828
Non-current accounts receivable from Medicare and Medicaid programs	10,214	10,214
Non-current accounts receivable from non-affiliated long-term care operators	9,880	9,469
Indemnification escrow	3,700	3,700
Funds held under deferred compensation plan	2,080	2,001
Debt service and capital expenditure trust funds	1,895	309
Cash held by bank as collateral for ALC letters of credit	1,019	—
Prepaid interest rate cap fee	504	984
Other	3,080	2,980

	$43,654	$41,485

Medicare and Medicaid Settlement Receivables

     Medicare and Medicaid settlement receivables consisted of:

	March 31,	December 31,
	2005	2004
	(in thousands)
Total settlement receivables from Medicare and Medicaid programs, less contractual allowance of $4,370	$18,758	$16,954
Less: Current portion of Medicare and Medicaid settlement receivables (included in accounts receivable)	8,544	6,740

Non-current portion of Settlement Accounts Receivable (included in other assets)	$10,214	$10,214

          The settlement receivable balances primarily relate to reimbursable Part A co-insurance receivables under Medicare, which amounted to $11.5 million and $10.6 million as of March 31, 2005 and December 31, 2004, respectively. The remaining amounts relate to amounts the Company expects to realize under Medicare and Medicaid retrospective reimbursement programs.

Advances and Amounts Due from Non-Affiliated Long-term Care Operators

     The Company has provided working capital advances to non-affiliated long-term care operators of $9.9 million, of which $7.1 million are to long-term care operators that the Company provides consulting services to, and $2.8 million (net of allowance) is to Lakeside Health L.L.C. (“Lakeside Health”) as outlined below.

     In August 2004, the Company transferred the operations of the Lakeside nursing facility in Chippewa Falls, Wisconsin to Lakeside Health, a subsidiary of Benedictine Health Dimensions, Inc. (“Benedictine”) under a three-year lease arrangement. The transfer of operations was in response to facility citations for survey deficiencies and an agreement with the State of Wisconsin to transfer the operations to a new licensee. Under the terms of the agreement, Lakeside Health is responsible for all operating costs, including rent payable to the Company and management fees payable to Benedictine. The Company receives rental income of $0.5 million per annum; however, it is responsible for funding Lakeside Health’s operating losses from the nursing facility, as defined in the agreement, and to provide working capital advances sufficient to maintain an operating cash account of $1.5 million. As of March 31, 2005, the Company has a receivable of $2.8 million for advances to Lakeside Health. These advances are secured by a first security interest in Lakeside Health’s accounts receivable and are repayable from the assets and future cash flow of Lakeside Health, if any. Lakeside Health reported a net loss of $1.7 million for the three months ended March 31, 2005 and a net loss of $1.8 million for the five months ended December 31, 2004. The Company has provided for possible non-collection of advances to Lakeside Health in its statements of income.

7. Line of Credit and Long-term Debt

Summary of Long-term Debt

     Long-term debt consisted of the following:

	March 31,	December 31
	2005	2004
	(in thousands)
9.50% Senior Notes due 2010	$149,724	$149,714
6.875% Senior Subordinated Notes due 2014	122,079	122,022
Revolving Credit Facility due 2009, at variable interest rates	58,000	—
6.00% EHI Term Note due 2010	55,000	—
6.24% Red Mortgage Capital Note due 2014	37,016	—
GE Capital Term Loan and Credit Facility, at variable interest rates, due 2009	35,456	—
DMG Mortgage notes payable, interest rates ranging from 7.58% to 8.65%, due 2008	28,079	—
Revenue Bonds, at variable interest rates, maturing through 2018	21,995	—
Capital lease obligations, interest rates ranging from 2.84% to 13.54%, maturing through 2009	12,801	11
Oregon Trust Deed Notes, interest rates ranging from 0.25% to 10.90%, maturing from 2020 through 2026	9,774	—
HUD Insured Mortgages, interest rates ranging from 7.40% to 7.55%, due 2036	7,727	—
Other mortgage notes payable, interest rates ranging from 3.0% to 7.25%, maturing through 2009	4,299	9,730
Industrial Development Revenue Bond due 2014	—	9,500
6.25% Industrial Development Revenue Bond, maturing 2008	955	955

Long-term debt before current maturities	542,905	291,932
Less current maturities	4,248	1,071

Total long-term debt	$538,657	$290,861

Revolving Credit Facility

     The Company established a senior secured revolving credit facility (the “Revolving Credit Facility”) in June 2002. In connection with the April 2004 offering of the 2014 Notes, the Company amended and restated the Revolving Credit Facility to, among other things, extend the maturity date from June 28, 2007 to June 28, 2009 and increase the total borrowing capacity from $105 million to $155 million. In January 2005, the Company amended its Revolving Credit Facility to permit the loan from EHI to partially finance the ALC acquisition. ALC’s debt is non-recourse to the Company and its subsidiaries that existed prior to the acquisition of ALC, and ALC’s debt and earnings are excluded from existing financial covenants under the Company’s Revolving Credit Facility. The Company is restricted from borrowing under the Revolving Credit Facility to support the ALC operation and all cash flow from ALC will be retained within the ALC operation. As of March 31, 2005, ALC’s cash balance was $4.5 million. In the table above, the ALC debt assumed is listed after the caption “6.0% EHI Term Note due 2010” and before the caption “Other mortgage notes payable.”

     The Revolving Credit Facility is used to back letters of credit and for general corporate purposes. Borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at the Eurodollar rate or the prime rate, plus applicable margins. Depending upon the Company’s senior leverage ratio, the interest rate is equal to the Eurodollar rate plus a margin of 2.50% to 3.25% per annum or the base rate plus a margin of 1.50% to 2.25% per annum. The commitment fee is 0.50% per annum on the undrawn capacity regardless of utilization.

     The Revolving Credit Facility is secured by a perfected, first priority security interest in certain tangible and intangible assets and all of the Company’s capital stock and the capital stock of the Company’s subsidiary guarantors, except for ALC and its subsidiaries. The Revolving Credit Facility is also secured by a pledge of 65% of the voting stock of the Company’s foreign subsidiaries, including the Company subsidiary guarantor’s foreign subsidiaries, if any. The Revolving Credit Facility contains customary covenants and events of default and is subject to various mandatory prepayment and commitment reductions. The Company is permitted to make voluntary prepayments at any time under the Revolving Credit Facility.

     As of March 31, 2005 the Company had borrowings under the Revolving Credit Facility of $58.0 million relating to the acquisition of ALC as of January 31, 2005. There were no borrowings as of December 31, 2004. The unused portion of the Revolving Credit Facility that is available for working capital and corporate purposes, after reduction for outstanding letters of credit of $17.4 million, was $79.6 million as of March 31, 2005.

     The Revolving Credit Facility requires the Company to comply with various financial covenants, including fixed charge coverage, debt leverage, and tangible net worth ratios.

6.0% EHI Term Note due 2010

     In January 2005, Extendicare Inc. advanced $55 million to EHI who, in turn, advanced $55 million to the Company to partially finance the ALC acquisition. The Term Note has a term of five years and bears interest at 6%. The Term Loan can be repaid at any time by the Company.

6.24% Red Mortgage Capital Note due 2014

     The Red Mortgage Capital Note has a fixed interest rate of 6.24%, with a 25-year principal amortization, and is secured by 24 ALC assisted living facilities. The Red Mortgage Capital Note was entered into by subsidiaries of ALC and is non-recourse to ALC, subject to a limited guaranty by ALC.

GE Capital Term Loan and Credit Facility due 2009

          The GE Capital Term Loan (“GE Term Loan”) and the GE Capital Credit Facility (“GE Credit Facility”) were entered into by ALC in December 2003. The GE Term Loan and GE Credit Facility mature in 2009 and are secured by a collective pool of 30 ALC assisted living facilities. The GE Term Loan requires monthly interest payments and principal reductions based on a 25-year principal amortization schedule, with a balloon payment at maturity. The Company has a $15.0 million credit facility with GE, which has the same payment terms as the GE Term Loan. Under the GE Credit Facility, a fee is charged on the unused borrowing capacity at a rate of 0.75% per year, which is paid quarterly. Both the GE Term Loan and GE Credit Facility accrue interest at LIBOR plus 4.0%, with an interest rate floor of 5.75%. The GE Term Loan and the GE Credit Facility both contain financial covenants that require a certain level of financial performance for the GE- financed ALC assisted living facilities. The GE Term Loan and GE Credit Facility were entered into by subsidiaries of ALC and are non-recourse to ALC, subject to a limited guaranty by ALC. ALC had no borrowings on the GE Credit Facility as of March 31, 2005.

DMG Mortgage Notes Payable due 2008

     DMG Mortgage Notes Payable (“DMG Notes”) include three fixed rate notes that are secured by 13 ALC assisted living facilities located in Texas, Oregon and New Jersey. These notes collectively require monthly principal and interest payments of $230,000, with balloon payments of $11.8 million, $5.3 million and $7.2 million due at maturity in May, August and September 2008, respectively. These loans bear interest at fixed rates ranging from 7.6% to 8.7%.

Revenue Bonds

     Revenue Bonds include three variable rate revenue bonds secured by 15 ALC assisted living facilities located in the States of Washington, Idaho and Ohio. ALC has a series of Reimbursement Agreements with U.S. Bank for letters of credit that support certain of ALC’s Variable Rate Revenue Bonds. The letters of credit expire in July 2005 and have an annual commitment fee of approximately 2.0%. The total amount of these letters of credit was approximately $22.8 million as of March 31, 2005. The Washington bonds had an interest rate of 2.1% at March 31, 2005 and are secured by a $7.1 million letter of credit and buildings, land, furniture and fixtures of the five Washington assisted living facilities. The Idaho bonds had an interest rate of 2.1% at March 31, 2005 and are secured by a $6.2 million letter of credit and buildings, land, furniture and fixtures of four Idaho assisted living facilities. The Ohio bonds had an interest rate of 2.0% at March 31, 2005 and are secured by a $10.3 million letter of credit and buildings, land, furniture and fixtures of six Ohio assisted living facilities.

     Under debt agreements relating to the Revenue Bonds, ALC is required to comply with the terms of certain regulatory agreements that provide, among other things, that in order to preserve the federal income tax exempt status of the bonds, ALC is required to lease at least 20% of the units of the projects to low or moderate income persons as defined in Section 142(d) of the Internal Revenue Code. There are additional requirements as to the age and physical condition of the residents with which the Company must also comply. Non-compliance with these restrictions may result in an event of default and cause acceleration of the scheduled repayment.

     ALC’s Reimbursement Agreements with U.S. Bank contain financial covenants which include the following: (1) minimum net worth; (2) minimum debt service coverage; (3) minimum liquidity; and (4) minimum earnings of ALC. Failure to comply with these covenants could constitute an event of default, which would allow U.S. Bank to declare any amounts outstanding under the loan documents to be due and payable. The agreements also require ALC to deposit $500,000 in cash collateral with U.S. Bank in the event certain regulatory actions are commenced with respect to the properties securing ALC’s obligations to U.S. Bank. U.S. Bank is required to release such deposits upon satisfactory resolution of the regulatory action.

Capital Lease Obligations

     In March 2005, the Company amended lease agreements with Assisted Living Facilities, Inc., (“ALF”) an unrelated party, relating to five ALC assisted living facilities located in Oregon that provided ALC with an option to purchase the facilities in 2009 at a fixed price. The option to purchase was determined to be a bargain purchase price, requiring that the classification of these leases be changed from operating to capital. As a result, a capital lease obligation of $12.8 million was recorded, which represents the estimated market value of the properties as of March 31, 2005 and also approximates the present value of future payments due under the lease agreements, including the purchase option payment. The option to purchase must be exercised prior to July 1, 2009 with closing on or about December 31, 2009.

Oregon Trust Deed Notes

     The Oregon Trust Deed Notes are secured by buildings, land, furniture and fixtures of six Oregon ALC assisted living facilities. The notes are payable in monthly installments including interest at effective rates ranging from 7.4% to 9.0%.

     Under debt agreements relating to the Oregon Trust Deed Notes, ALC is required to comply with the terms of certain regulatory agreements which provide, among other things, that in order to preserve the federal income tax exempt status of the bonds, ALC is required to lease at least 20% of the units of the projects to low or moderate income persons as defined in Section 142(d) of the Internal Revenue Code. There are additional requirements as to the age and physical condition of the residents with which the Company must also comply. Non-compliance with these restrictions may result in an event of default and cause acceleration of the scheduled repayment. ALC is also required to maintain a capital replacement escrow account to cover expected capital expenditure requirements for the leased properties.

HUD Insured Mortgages due 2036

     The HUD insured mortgages include three separate loan agreements entered into in 2001. The mortgages are each secured by a separate ALC assisted living facility located in Texas. These loans mature between July 1, 2036 and August 1, 2036 and collectively require monthly principal and interest payments. The loans bear interest at fixed rates ranging from 7.40% to 7.55%.

Mortgage Notes Payable

     In February 2005, the Company prepaid in full a mortgage totaling $5.3 million which resulted in a charge to income of $0.1 million to write off deferred financing costs.

Industrial Development Revenue Bond due 2014

     In January 2005, the Company prepaid in full a $9.5 million Variable Rate Industrial Development Revenue Bond due 2014, which resulted in a pre-tax charge to income of $0.1 million to write off deferred financing costs.

8. Accounting for Derivative Instruments and Hedging Activities

Objectives and Strategies

     As of March 31, 2005, the Company has approximately $427 million of fixed rate debt outstanding. To hedge the fair value of fixed-rate Senior Note and Senior Subordinated Note debt obligations, the Company has entered into interest rate swap agreements with a total notional amount of $275 million under which it pays a variable rate of interest and receives a fixed rate of interest. These interest rate swaps are designated as fair value hedges under SFAS 133 and changes in the market value of the interest rate swaps have no impact on the statements of income unless they are terminated or are no longer designated as hedges. In addition, the Company has entered into interest rate cap agreements to limit its exposure to increases in interest rates.

     The Company does not speculate using derivative instruments.

Interest Rate Swap and Cap Agreements Entered into in April 2004 and Maturing in 2010 and 2014

     On April 22, 2004, the Company entered into two new interest rate swap agreements and two new interest rate cap agreements relating to the 2010 Senior Notes and the 2014 Notes.

     With respect to the 2010 Senior Notes, the Company entered into an interest rate swap agreement expiring July 1, 2010 (the “2010 Swap”) with a notional amount of $150 million. The 2010 Swap effectively converted up to $150 million of fixed- rate indebtedness into variable interest rate indebtedness. Under the terms of the 2010 Swap, the counterparty can call the swap at any time on or after July 1, 2006 with payments as determined under the agreement. This call option is a mirror image of the embedded call option in the debt instrument. The swap was designated as a highly-effective fair value hedge, and as a result, changes in market value of the swap are recorded in income but are offset by changes in market value of the indebtedness so that there is no net impact on the statement of income unless the swap is terminated or no longer qualifies as a hedge. The Company also entered into an interest rate cap agreement expiring July 1, 2010 (the “2010 Cap”) with a notional amount of $150 million. Under the 2010 Cap, the Company paid on April 22, 2004 an upfront fee of $3.5 million to the counterparty. The Company will receive a variable rate of interest equal to the excess, if any, of the six-month LIBOR rate, adjusted semi-annually, over the cap rate of 7%. The Company uses the 2010 Cap to offset possible increases in interest payments under the 2010 Swap caused by increases in market interest rates over a certain level. Under the terms of the 2010 Cap, the counterparty can call the cap if the 2010 Swap is terminated. The 2010 Cap was not designated as a hedging instrument under SFAS 133 and, therefore, changes in market value are recorded in the statements of income.

     With respect to the 2014 Notes, the Company entered into an interest rate swap agreement expiring May 1, 2014 (the “2014 Swap”) with a notional amount of $125 million. The 2014 Swap effectively converted up to $125 million of fixed interest rate indebtedness into variable interest rate indebtedness. Under the terms of the 2014 Swap, the counterparty can call the 2014 Swap at any time on or after May 1, 2009 with payments as determined under the agreement. This call option is a mirror image of the embedded call option in the debt instrument. The 2014 Swap was designated as a highly-effective fair value hedge and, as a result, changes in market value of the swap are recorded in income but are offset by changes in market value of the indebtedness so that there is no net impact on the statement of income unless the swap is terminated or no longer qualifies as a hedge. The Company also entered into an interest rate cap agreement expiring May 1, 2014 (“2014 Cap”) with a notional amount of $125 million. Under the 2014 Cap, the Company pays a fixed rate of interest equal to 0.75% to the counterparty and receives a variable rate of interest equal to the excess, if any, of the six-month LIBOR rate, adjusted semi-annually, over the cap rate of 7%. The Company uses the 2014 Cap to offset possible increases in interest payments under the 2014 Swap caused by increases in market interest rates over a certain level. Under the terms of the 2014 Cap, the counterparty can call the cap if the 2014 Swap is terminated. The 2014 Cap was not designated as a hedging instrument under SFAS 133 and, therefore, changes in market value are recorded in the statements of income.

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

     As of March 31, 2005, the fair value of the interest rate swaps designated as fair value hedges is a liability of $5.0 million and is offset by a asset of $5.0 million relating to the changes in market value of the hedged items (long-term debt obligations). As of March 31, 2005, the fair value of the 2010 Cap is an asset of $0.5 million recorded in other long-term assets and the fair value of the 2014 Cap is a liability of $5.8 million recorded in other long-term liabilities.

     The fair value of the Company’s interest rate caps are dependent on projected six-month LIBOR that are influenced by long-term rates and the volatility of these rates. As a result of a decline in the volatility of rates in 2005, the value of the Company’s interest rate caps declined, resulting in a valuation adjustment expense of $1.3 million for the three months ended March 31, 2005. For the three months ended March 31, 2004, the Company reported valuation adjustment expense of $0.1 million.

9. Due to Shareholder and Affiliate

     The Company had non-interest bearing amounts due from (to) its shareholder and affiliates as follows:

		March 31,	December 31,
		2005	2004
		(in thousands)
Affiliate	Purpose	Receivable (payable)
Current assets:
Extendicare Holdings, Inc.	Federal income taxes receivable	$1,231	$5,231
Extendicare Holdings, Inc.	Deferred federal income taxes	14,183	13,258
Extendicare Inc.	Working capital advances	—	7,690

		15,414	26,179

Current liabilities:
Virtual Care Provider, Inc.	Working capital advances	(3,000)	(3,000)
The Northern Group, Inc.	Intercompany operating expenses	16	19
Laurier Indemnity Company	Intercompany insurance premium	6	3
Extendicare Holdings, Inc.	Working capital advances	3	3

		(2,975)	(2,975)

Long-term liabilities:
Extendicare Holdings, Inc.	Deferred federal income taxes	(5,015)	(1,853)

Other:
Extendicare Inc.	Advances	(8,900)	(8,900)
Extendicare Inc.	Advances	1,574	1,218
Extendicare Holdings, Inc.	Advances	(3,483)	(3,483)
Virtual Care Provider, Inc.	Advances	(3,884)	(3,620)

		(14,693)	(14,785)

		$(7,269)	$6,566

     In addition to the above, in January 2005, Extendicare Inc. advanced $55 million to EHI, who, in turn, advanced $55 million as a Term Loan to the Company to partially finance the ALC acquisition. The Term Note has a term of five years and bears interest at 6%. The Term Loan can be repaid at any time by the Company.

10. Loss (Gain) on Disposal of Assets and Impairment of Long-lived Assets

     The following summarizes the components of the loss (gain) on the disposal of assets and impairment of long-lived assets:

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Gain on sale of Maryland property	$448	$—
Impairment of nursing facility in Indiana	—	(1,612)

	$448	$(1,612)

     In the first quarter 2005, the Company sold for $1.9 million in cash a property in Maryland that formerly was a nursing facility, but was closed in 1998. The pre-tax gain on this disposition was $0.4 million.

     In March 2004, the Company concluded the evaluation of two nursing facilities that operate adjacent to one another in Indiana, both of which require capital renovations. After evaluation of the respective operations, the Company made a decision, subject to State of Indiana approval, to consolidate the two operations into one renovated facility, which, upon completion, will accommodate all residents from both facilities; however, the total available nursing beds will decrease by 46. The consolidation of the two operations has been approved by the State of Indiana and is expected to be completed by September 2005. As a result of the decision to close the one facility, the Company recorded a provision of $1.6 million for impairment of long-lived assets.

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

	Medicare, Medicaid	Resident and
	and Supplier	Employee
	Claims	Claims	Other	Total
		(in thousands)
Balance December 31, 2003	$6,637	$494	$160	$7,291
Provisions (charges) (1)	(3,198)			(3,198)
Cash Payments	(1,410)	—	(160)	(1,570)

Balance December 31, 2004	2,029	494	—	2,523

Cash Payments	(499)	—	—	(499)

Balance March 31, 2005	$1,530	$494	$—	$2,024

(1)	Provisions (charges) for 2004 include a $3.2 million write-off of previously accrued Medicare claims receivable relating to discontinued operations.

11. Loss on Refinancing and Retirement of Debt

     The following summarizes the components of the loss on refinancing and retirement of debt:

	Three Months Ended March 31,
	2005	2004
	( in thousands)
Loss on early retirement of Mortgage Note (note 7)	$140	$—
Loss on early retirement of Industrial Development Revenue Bond (note 7)	135	354

	$275	$354

12. Interest expense, net

     The following summarizes the components of interest expense, net:

	Three Months
	Ended March 31,
	2005	2004
	(dollars in thousands)
Interest expense	$8,557	$8,200
Interest income	(413)	(1,615)

	$8,144	$6,585

13. Lease Commitments

     As of March 31, 2005, as a lessee, the Company was committed under non-cancelable leases requiring future minimum rentals as follows:

	Operating	Capital
	Leases	Leases	Total
	(in thousands)
Year Ended March 31:
2006	$20,945	$1,454	$22,399
2007	17,830	1,163	18,993
2008	16,714	1,193	17,907
2009	16,932	1,222	18,154
2010	16,928	11,246	28,174
After 2010	77,695	—	77,695

Total minimum payments	167,044	16,278	183,322
Less imputed interest	—	3,477	3,477

Net minimum lease payments	$167,044	$12,801	$179,845

     ALC has five leased properties with ALF in the State of Oregon and five leased properties with LTC in the State of Washington. Both lessors obtained funding for these leased properties through the sale of Revenue Bonds issued by, the State of Oregon, Housing and Community Services Department (“OHCS”) for the ALF leases, and the Washington State Housing Finance Commission (“WSHFC”) for the LTC leases. Pursuant to the Lease Approval Agreements with OHCS and WSHFC and the lessor, the agreement obligates ALC to comply with the terms and conditions of the underlying trust deed relating to the leased properties and to comply with the terms of certain regulatory agreements that provide, among other things, that in order to preserve the federal income tax exempt status of the bonds, ALC is required to lease at least 20% of the units of the projects to low or moderate income persons as defined in Section 142(d) of the Internal Revenue Code. There are additional requirements as to the age and physical condition of the residents with which the Company must also comply. Non-compliance with these restrictions may result in an event of default and cause acceleration of the scheduled repayment. ALC is also required to maintain a capital replacement escrow account for the ALF leases to cover expected capital expenditure requirements for the leased properties.

14. Other Commitments and Contingencies

Capital Expenditures

     As of March 31, 2005, the Company had capital expenditure purchase commitments outstanding of approximately $7.9 million not including commitment on new construction projects discussed below.

     As of March 31, 2005, the Company had 10 new construction projects in progress, which are expected to add 18 nursing beds and 317 assisted living units. The total estimated cost of the projects is $33.9 million, and they are expected to be completed in 2005 and 2006. Costs incurred through March 31, 2005 on these projects were approximately $15.0 million and purchase commitments of $9.4 million are outstanding. Subsequent to March 31, 2005, five of these projects were completed. Refer to Note 17.

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

Regulatory Risks

     All providers are subject to surveys and inspections by state and federal authorities to ensure compliance with applicable laws and licensure requirements of the Medicare and Medicaid programs. The survey process is intended to review the actual provision of care and services, and remedies for assessed deficiencies can be levied based upon the scope and severity of the cited deficiencies. Remedies range from the assessment of fines to the withdrawal of payments under the Medicare and Medicaid programs. Should a deficiency not be addressed through a plan of correction, a facility can be decertified from the Medicare and Medicaid program. As of March 31, 2005, the Company has certain facilities under plans of correction. While it is not possible to estimate the final outcome of the required corrective action, the Company has accrued for known costs.

     In addition, Federal law requires each state to have a Medicaid Fraud Control Unit, which is responsible for investigating provider fraud and resident abuse. The Company is aware of an investigation by this unit in Kentucky, but this investigation has been inactive for a substantial period of time.

Cash Flow Commitment to Lakeside Health

     Under the terms of the agreement with Lakeside Health (refer to Note 6), the Company is responsible for funding operating losses of the Lakeside nursing facility during the term of the agreement. If, beginning after a date which is 60 days after the facility has cleared all regulatory deficiencies in existence as of July 31, 2004, Lakeside Health incurs operating losses totaling more than $3 million, or if Lakeside Health incurs operating losses for any consecutive three month period in excess of $1 million, the Company may terminate the agreement. In September 2004, Lakeside Health cleared all regulatory deficiencies existing as of July 31, 2004. Lakeside Health incurred net losses of $1.7 million for the three months ended March 31, 2005 and $1.8 million for the five months ended December 31, 2004. The Company has advanced to date $6.2 million to fund operating losses of Lakeside Health.

     As of March 31, 2005 the Company had advances due from Lakeside Health of $2.8 million. These advances are secured by a first security interest in Lakeside Health’s accounts receivable. The Company reduced the carrying value of the Lakeside property by $6.8 million in the fourth quarter of 2004, to $6.2 million. There can be no assurance that a future provision will not be required, if the estimate of the fair value changes.

Omnicare Preferred Provider Agreement

     In 1998, the Company entered into a Preferred Provider Agreement, the terms of which enabled Omnicare to execute Pharmacy Service Agreements and Consulting Service Agreements with all of the Company’s skilled nursing facilities. In 2002, in connection with its agreements to provide pharmacy services to the Company, Omnicare requested arbitration for an alleged lost profits claim related to the Company’s disposition of assets, primarily in Florida. Damage amounts, if any, cannot be reasonably estimated based on information available at this time. An arbitration hearing has not yet been scheduled. The Company believes it has interpreted correctly and has complied with the terms of the Preferred Provider Agreement; however, there can be no assurance that other claims will not be made with respect to the agreement. In addition, the Company is currently negotiating the pricing for drugs for Medicare residents for the years 2001 and 2002, and should this matter not be settled, the matter will be taken to arbitration. Provisions for this claim are included within the condensed consolidated financial statements.

     There has been no change in the status of the above issues since December 31, 2004.

15. Uncertainties and Certain Significant Risks

Revenues

     The long-term care industry is currently receiving a Medicare funding enhancement referred to as “RUGs Refinements”, which are a 20% add-on to rates for 15 Resource Utilization Groups, or RUGs. The 20% add-ons from three RUGs categories were later redistributed to 14 rehabilitation categories at an add-on rate of 6.7% each. Based upon a July 2004 CMS announcement, the RUGs Refinements extend only until September 30, 2005. Congress has enacted legislation directing CMS to conduct a study on the RUGs classification system and report its recommendations prior to the implementation of a RUGs Refinement change whereby all or part of the enhancement is discontinued.

     In February 2003, CMS announced its plan to reduce its level of reimbursement for uncollectible Part A co-insurance. Under the plan announced by CMS, the reimbursement level would be reduced to 70% over a three-year period as follows: 90% effective for the government fiscal year commencing October 1, 2003; 80% effective for the government fiscal year commencing October 1, 2004; and 70% effective for government fiscal years commencing on or after October 1, 2005. This plan is consistent with the Part A co-insurance reimbursement plan applicable to hospitals. CMS did not implement the rule change effective October 1, 2003, and continues to review the proposed plan.

Interests in Unrelated Long-Term Care Providers

     Through the divestiture program in Texas and Florida, the Company has retained ownership of certain nursing facility properties which the Company leases to other unrelated long-term care providers. The Company also has an obligation to fund operating losses of a nursing facility operated by an unrelated long-term care provider in Wisconsin (refer to Note 14). In addition, due to the divestiture agreements and on-going consulting agreements, the Company has amounts due from other unrelated long-term providers. In aggregate, as of March 31, 2005, the Company owns $19.7 million in nursing home properties in Florida, Texas and Wisconsin and has $9.9 million in non-current amounts receivable due from unrelated long-term care providers in Florida, Texas and Wisconsin. Income and cash flow of the Company could be influenced by the financial stability of these unrelated long-term care providers.

Accrual for Self-Insured Liabilities

     The Company had $35.7 million and $37.7 million in accruals for self-insured liabilities as of March 31, 2005 and December 31, 2004, respectively. An actuarial valuation was completed as of December 31, 2004 and it was determined that no adjustment was required to the accrual for self-insured liability amounts on the balance sheet. Though the Company has been successful in exiting from the states of Texas and Florida and limiting future exposure to general liability claims, the timing and eventual settlement costs for these claims cannot be precisely defined.

16. Comprehensive Income

     Comprehensive Income is as follows for the periods shown:

	Three Months	Three Months
	Ended	Ended
	Mar. 31, 2005	Mar. 31, 2004
	( in thousands)
NET INCOME	$12,054	$9,347

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gain (loss) on investments, before tax	(32)	958
Gain on cash flow hedges, before tax	—	67

Other comprehensive income (loss), before tax	(32)	1,025
Income tax benefit (provision) related to items of other comprehensive income	13	(410)

Other comprehensive income (loss), net of tax	(19)	615

COMPREHENSIVE INCOME	$12,035	$9,962

17. Subsequent Events

     In April and May 2005, the Company completed five construction projects that resulted in the opening of one new assisted living facility (60 units), and increasing the operational capacity at three assisted living facilities (75 units) and one nursing facility (18 beds).

     In May 2005, the Company entered into a definitive agreement to acquire a nursing facility (127 beds) in Kentucky for $8.3 million in cash. The Company anticipates completing the acquisition on May 31, 2005.

     In May 2005, the State of Indiana announced that it had received approval from CMS of a state plan amendment and waiver, which will increase federal funding to the Medicaid program retroactively back to July 1, 2003. The state plan amendment is subject to final approval by the State. Though amounts for certain periods have to be quantified, initial estimates indicate that the impact will be to increase income before income taxes for the period from July 1, 2003 to March 31, 2005 by approximately $5.5 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     We are one of the largest providers of long-term care and related services in the United States. We are an indirect wholly owned subsidiary of Extendicare Inc., or Extendicare, a Canadian publicly traded company. Through our subsidiary network of geographically clustered facilities, we offer a continuum of healthcare services, including nursing care, assisted living and related medical specialty services, such as subacute care and rehabilitative therapy. As of March 31, 2005, we operated or managed 362 long-term care facilities with 23,464 beds in 19 states, of which 148 were nursing facilities with 14,871 beds and 214 were assisted living and retirement facilities with 8,593 units. We also provided consulting services to 77 facilities with 9,446 beds in five states. In addition, we operated 20 outpatient rehabilitation clinics in four states. We receive payment for our services from Medicare, Medicaid, private insurance, self-pay residents and other third party payors.

Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains forward-looking statements that are intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding anticipated financial performance, business strategy and goals for future operations, are forward-looking statements. These forward-looking statements can be identified as such because the statements generally include words such as “expect,” “intend,” “believe,” “anticipate,” “estimate,” “plan” or “objective” or other similar expressions. These forward-looking statements reflect our beliefs and assumptions, and are based on information currently available to us. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results, performance or achievements or industry results to be materially different from those expressed in, or implied by, these statements. Some, but not all, of the risks and uncertainties include those described in the “Risk Factors “ section of our Annual Report on Form 10-K for the year ended December 31, 2004, and other filings with the Securities and Exchange Commission, and include the following:

•	Medicare and Medicaid payment levels and reimbursement methodologies and the application of such methodologies and policies adopted by the government and its fiscal intermediaries;

•	liabilities and claims asserted against us, such as resident care litigation, including our exposure for punitive damage claims and increased insurance costs;

•	national and local economic conditions, including their effect on the ability to hire and retain qualified staff and employees and the associated costs;

•	federal and state regulation of our business and change in such regulations, as well as our compliance with such regulations;

•	actions by our competitors;

•	our ability to maintain and increase census levels; and

•	the successful integration of Assisted Living Concepts, Inc. within our operations.

     All forward-looking statements contained in this Quarterly Report on Form 10-Q are expressly qualified in their entirety by the cautionary statements set forth or referred to above. We assume no obligation to update any forward-looking statement.

Executive Overview

     Our business strategy and competitive strengths are outlined in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2004. Our key business goals are to:

•	strengthen both Medicare and total average daily census, or ADC;

•	improve operating cash flow;

•	expand our asset portfolio through acquisition or internal growth, and actively manage our asset portfolio, including where appropriate, divesting facilities that fail to meet our performance goals;

•	expand non-government based revenue sources, thereby decreasing the level of risk and reliance on government funding;

•	diversify within the long-term care industry through growth of facilities under full management or selected consulting agreements and rehabilitation clinics; and

•	increase our operating efficiency.

     Total census on a same facility basis in our nursing facilities increased 1.1% to 12,951 in the first quarter of 2005 compared to 12,812 in the fourth quarter of 2004. In addition, Medicare census on a same facility basis increased 13.6% to 2,433 in the first quarter of 2005 from 2,142 in the fourth quarter of 2004.

     On January 31, 2005, we completed the acquisition of Assisted Living Concepts, Inc., or ALC, of Dallas, Texas for a total of approximately $285 million, including the assumption of ALC’s existing debt with a book value of approximately $141 million. The acquisition was completed immediately subsequent to, and pursuant to, the shareholder approval of the merger and acquisition agreement entered into on November 4, 2004 that provided for the acquisition of all of the outstanding shares and stock options of ALC for $18.50 per share. We financed the acquisition by using approximately $29 million in cash on hand, a $55 million 6% Term Loan from Extendicare Holdings, Inc. and drawing down $60 million from our revolving credit facility. On January 31, 2005, ALC had a portfolio of 177 assisted living facilities, comprised of 122 owned properties and 55 leased facilities, representing 6,838 units located in 14 states, many in markets where we operated. The goal of the acquisition was to expand our asset portfolio and level of non-government based revenue sources. The operations of ALC are included in our condensed consolidated statements of income, our condensed consolidated statement of cash flows, and our key performance indicators beginning February 1, 2005. In addition, ALC’s assets and liabilities are included within our condensed consolidated balance sheet as at March 31, 2005.

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

     Nursing and Assisted Living Facilities. The following table sets forth our Medicare, Medicaid and private pay sources of revenues for all of our nursing and assisted living facilities by percentage of total revenue and the level of quality mix, excluding revenues from prior year adjustments.

	Percentage of Total Nursing and
	Assisted Living Revenues
	For Three Months Ended March 31
	2005	2004
Medicare	30.5%	31.5%
Private and other	24.6%	21.2%

Quality mix	55.1%	52.7%
Medicaid	44.9%	47.3%

Total	100.0%	100.0%

The increase in percentage of private and other revenues is primarily due to the acquisition of ALC.

     Nursing Facilities. Within our nursing facilities, we generate our revenue from Medicare, Medicaid and private pay sources. Medicaid rates are generally lower than rates earned from Medicare, private, commercial insurance and other sources, and therefore, an important performance measurement is “Quality Mix,” which is defined as revenues or census earned from payor sources other than from Medicaid programs. The following table sets forth our Medicare, Medicaid and private pay sources of revenue for all of our nursing facilities by percentage of total revenue and the level of quality mix, excluding revenues from prior year adjustments.

	Percentage of Total Nursing Revenues
	For Three Months Ended March 31
	2005	2004
Medicare	35.6%	32.9%
Private and other	15.6%	17.9%

Quality mix	51.2%	50.8%
Medicaid	48.8%	49.2%

Total	100.0%	100.0%

     Assisted Living Facilities. Within our assisted living facilities, we generate our revenue from Medicaid and private pay sources. Medicaid rates are generally lower than rates earned from private sources. The following table sets forth our Medicaid and private pay sources of revenue for all of our assisted living facilities by percentage of total revenue and the level of quality mix.

	Percentage of Total
	Assisted Living Revenues
	For Three Months Ended March 31
	2005	2004
Private and other	78.7%	92.5%
Medicaid	21.3%	7.5%

Total	100.0%	100.0%

The increase in Medicaid revenues was attributable to the acquisition of ALC.

     Other Revenues. We derive outpatient therapy revenues by providing rehabilitation therapy services to outside third parties at our clinics. The revenue sources are primarily HMOs and commercial insurance, workers’ compensation, Medicare, Medicaid and other sources, including self-pay clients. Management and consulting fees are paid directly from the long-term care organizations that we contract with to provide services.

Legislative Actions Affecting Revenues

     Future Medicare Changes. The long-term care industry is currently receiving a Medicare funding enhancement referred to as “RUGs Refinements”, which are a 20% add-on to rates for 15 Resource Utilization Groups, or RUGs. The 20% add-ons from three RUGs categories were later redistributed to 14 rehabilitation categories at an add-on rate of 6.7% each. Based upon a July 2004 CMS announcement, the RUGs Refinements extend only until September 30, 2005. Congress has enacted legislation directing CMS to conduct a study on the RUGs classification system and report its recommendations prior to the implementation of a RUGs Refinement change whereby all or part of the enhancement is discontinued. In February 2005, the President’s Proposed Budget provides for the discontinuance of the RUGs Refinements effective October 1, 2005. The President’s Proposed Budget is subject to legislative review and the budget being passed by the United States Government. Based upon the Medicare case mix and census for the quarter ended March 31, 2005, we estimate that we receive an average $25.65 per resident day, which on an annualized basis amounts to $23.1 million related to the RUGs Refinements. The implementation of a RUGs Refinement change whereby all or part of the enhancement is discontinued could have a significant adverse effect on us.

     In February 2003, CMS announced its plan to reduce its level of reimbursement for uncollectible Part A co-insurance. Under the plan announced by CMS, the reimbursement level would be reduced to 70% over a three year period as follows: 90% effective for the government fiscal year commencing October 1, 2003; 80% effective for the government fiscal year commencing October 1, 2004; and 70% effective for government fiscal years commencing on or after October 1, 2005. This plan is consistent with the Part A co-insurance reimbursement plan applicable to hospitals. CMS did not implement the rule change effective October 1, 2003, and continues to review the proposed plan. In February 2005, the President’s Proposed Budget provides for the implementation of the reduced reimbursement plan over a three year period commencing October 1, 2005. The President’s Proposed Budget is subject to legislative review and the budget being passed by the United States Government. Should that occur, we estimate that the negative impact to our pre-tax income would be $0.4 million in 2005, $1.7 million in 2006, $2.9 million in 2007, and $3.8 million in 2008.

Regulatory Environment Affecting Operations

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

     We are required to comply with laws governing the transmission and privacy of health information. Our ability to comply with the transaction and security standards are in part, dependent upon other third parties, including the fiscal intermediaries and state program providers also complying with the Health Insurance Portability and Accountability Act of 1996, or HIPAA. Should it be determined that we have not complied with the new standards, we could be subject to civil sanctions. We do not believe our on-going implementation to comply with the HIPAA standards will have a material impact on our condensed consolidated financial statements.

Significant Events and Developments

Events of 2005

     Improvement in Medicare Census. In our nursing facilities, Medicare ADC for the three months ended March 31, 2005, or 2005 quarter, increased to 2,466 from 2,163 for the three months ended March 31, 2004, or 2004 quarter, representing a 14.0% increase over 2004. Total ADC for the 2005 quarter increased 1.1% to 13,147 from 13,002 for the 2004 quarter. The improvement in Medicare census was the direct result of an intense focus on the growth of Medicare census by our marketing group in the first quarter of 2005. As we have previously disclosed, we have implemented consistent admission practices, have certified all of our nursing facility beds under the Medicare program and implemented routines that commit senior management to focus on census. All of these initiatives have driven the improved Medicare census results for the 2005 quarter.

     Acquisition of ALC. On January 31, 2005, the shareholders of ALC approved the merger and acquisition agreement between us and ALC, and we completed the acquisition for a total of approximately $285 million, including the assumption of ALC’s existing debt with a book value of approximately $141 million. We financed the acquisition by using approximately $29 million in cash on hand, a $55 million 6% Term Loan from Extendicare Holdings, Inc., or EHI, and drawing $60 million from our Revolving Credit Facility. The estimated impact of the acquisition on each asset and liability category in the Company’s balance sheet as of January 31, 2005 is as follows:

(in thousands)
ASSETS:
Cash, net of $29 million used to finance the acquisition	$(22,652)
Accounts receivable	3,003
Other current assets	8,308

Total current assets	(11,341)
Property, plant and equipment	290,761
Other long-term assets	4,497

Total assets	$283,917

LIABILITIES:
Current maturities of long-term debt	$3,418
Other current liabilities	19,733

Total current liabilities	23,151
Long-term debt:
Long-term debt of ALC assumed	141,011
Proceeds from 6% from EHI Term Loan to finance acquisition	55,000
Proceeds from revolving credit facility to finance acquisition	60,000

Total long-term debt	256,011
Other long term liabilities	4,755

Total liabilities	$283,917

     The above reflects the preliminary purchase price allocation. We are in the process of, and will complete by December 2005, the valuation of net assets acquired. Based upon this valuation, the purchase price allocation for accounting purposes may be adjusted in future periods.

     The operations of ALC are included in our condensed consolidated statements of income, our condensed consolidated statement of cash flows and our key performance indicators beginning February 1, 2005. The assets and liabilities of ALC are included within our condensed consolidated balance sheet as of March 31, 2005.

     In January 2005, we amended our Revolving Credit Facility to permit the loan from EHI and to partially finance the ALC acquisition. The ALC debt we assumed in the acquisition is non-recourse to us and our subsidiaries that existed prior to the acquisition of ALC, and the debt and earnings of ALC are excluded from existing financial covenants under our Revolving Credit Facility. ALC and its subsidiaries are excluded from the list of our subsidiaries which are guarantors of the Senior Notes and Senior Subordinated Notes. We are restricted from borrowing further under our Revolving Credit Facility and under the ALC credit facility to finance any ALC operating deficiencies, and all cash flow from ALC will be retained within the ALC operations. Any cash flow deficiencies within ALC will be financed by way of advances from Extendicare directly to ALC, and we believe Extendicare has the financial capacity to meet any such deficiency.

     In January 2005, Extendicare Inc. advanced $55.0 million to EHI, who, in turn, advanced $55.0 million as a Term Loan to us, as part of the financing of the ALC acquisition. This Term Loan has a term of five years, can be repaid at any time by us and bears interest at 6%.

     In January 2005, we entered into a Memorandum of Understanding, or MOU, and later two new master lease agreements with LTC Properties, Inc., or LTC, in respect of the 37 facilities leased by ALC from LTC. Under the terms of the MOU and master lease agreements, which became effective January 1, 2005, we agreed to increase the annual rent paid to LTC by $250,000 per annum for each of the successive four years, commencing on January 1, 2005, and amended the terms relating to inflationary increases. Formerly, the 37 leases had expiration dates ranging from 2007 through 2015. Under the terms of the master lease agreements, the initial 10-year lease commenced on January 1, 2005, and there are three successive 10 year lease renewal terms at our option. There are no significant economic penalties to us if we decide not to exercise the renewal options. The aggregate minimum rent payments for the LTC leases for the calendar years 2005 through 2008 will be $9.4 million, $9.8 million, $10.2 million and $10.7 million, respectively. The minimum rent will increase by 2% over the prior year’s minimum rent for each of the calendar years 2009 through 2014. Annual minimum rent during any extended term will increase a minimum of 2% over the minimum rent of the immediately preceding year. The MOU provides that LTC will not assert certain events of default against ALC under the original leases. In accordance with FASB Technical Bulletin 85-3, we have accounted for the effect of scheduled rent increases on a straight-line basis over the lease term.

     Prior to completion of the acquisition, we conducted a due diligence review to ascertain the risks associated with the acquisition. Though we believe these due diligence efforts identified and quantified those risks, by virtue of this acquisition we assumed all current and former financial, legal, regulatory and environmental risks associated with ALC. Since February 1, 2005 we have commenced the integration of ALC within our operations, which has included changes in senior and middle management personnel at ALC. We have relocated the head office of ALC, and as of May 1, 2005, moved all accounting and information systems from Dallas, Texas to Milwaukee, Wisconsin.

     Amendment to Lease Agreement and Option to Purchase. In March 2005, we amended the lease agreements with Assisted Living Facilities, Inc., or ALF, an unrelated party, under which ALC leases five assisted living facilities located in the State of Oregon. Under the terms of the agreement, the termination date of the leases was changed to December 31, 2009 and ALC received an option to purchase the facilities in 2009 at a fixed price. The option to purchase was determined to be a bargain purchase price, requiring the classification of these leases be changed from operating to capital. As a result, a capital lease obligation of $12.8 million was recorded, which represents the estimated market value of the properties as of March 31, 2005 and also approximates the present value of future payments due under the lease agreements, including the purchase option payment. The option to purchase must be exercised prior to July 1, 2009, with closing to occur on or about December 31, 2009.

     Medicaid Rates. In January 2005, the States of Pennsylvania and Washington received approval from CMS for state plan amendments and waivers, which increase federal funding for their Medicaid programs and provide nursing facilities with revenue rate increases to offset new state provider taxes. The Washington approval had no impact on our income. In March 2005, the Sate of Pennsylvania officially approved and committed to the state plan amendment and waiver. As a result of the Pennsylvania approval, in the first quarter of 2005 we recognized incremental revenues pertaining to the state plan amendment of $16.5 million and provider tax expense of $13.3 million relating to the period from July 1, 2003 to December 31, 2004. Offsetting this, the State of Pennsylvania published its final Medicaid rates for the period commencing July 1, 2004, which resulted in a reduction of previously accrued revenues of $0.6 million. In the first quarter of 2005, we also recognized incremental revenues pertaining to the Pennsylvania state plan amendment of $2.5 million and provider tax expense of $2.2 million relating to the period from January 1, 2005 through March 31, 2005. The receipt of the aggregate incremental revenues pertaining to the Pennsylvania state plan amendments of $19.0 million, and payment of the aggregate provider taxes of $15.5 million will occur in the second quarter of 2005, and therefore are reflected within accounts receivable and accrued liabilities, respectively.

     Loan Repayments. In January 2005, we prepaid an Industrial Development Revenue Bond totaling $9.5 million, which resulted in a pre-tax charge to income of $0.1 million to write off deferred financing costs. In February 2005, we prepaid a mortgage totaling $5.3 million, which resulted in a pre-tax charge to income of $0.2 million to write off deferred financing costs.

     Divestitures. In January 2005, we sold for $1.9 million in cash a property in Maryland that formerly was a nursing facility but was closed in 1998. The pre-tax gain on the disposition was $0.4 million.

Events subsequent to March 31, 2005

     Acquisition and New Developments. In April and May 2005, we completed five construction projects that resulted in the opening of one new assisted living facility (60 units), and increasing the operational capacity at three assisted living facilities (75 units) and one nursing facility (18 beds). We have five remaining projects that will add three new assisted living facilities (145 units) and also increase the operational capacity at two assisted living facilities (37 units).

     In May 2005, we entered into a definitive agreement to acquire a nursing facility (127 beds) in Kentucky for $8.3 million in cash. We anticipate to completing the acquisition on May 31, 2005.

     Approval of Indiana State Plan Amendment and Waiver. In May 2005, the State of Indiana announced that it had received approval from CMS of a state plan amendment and waiver, which will increase federal funding to the Medicaid program retroactively back to July 1, 2003. The state plan amendment is subject to final approval by the State. Though amounts for certain periods have to be quantified, initial estimates indicate that the impact will be to increase income before income taxes for the period from July 1, 2003 to March 31, 2005 by approximately $5.5 million.

Events prior to 2005

     Improvement in Medicare and Total Census. In our nursing facilities, Medicare ADC increased 8.5% to 2,100 for 2004 from 1,935 for 2003 on a same facility basis. Total ADC increased 0.9% to 12,607 for 2004 from 12,490 for 2003 on a same facility basis. The improvement in Medicare census was the direct result of a number of our initiatives, including the implementation of consistent admission practices, the Medicare certification of all our nursing facility beds and senior management’s focus on census.

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

     Tender Offer/Redemption of 2007 Notes and Sale and Issuance of 2014 Notes. On April 22, 2004, we sold and issued $125 million aggregate principal amount of 2014 Notes pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, or the Securities Act. The 2014 Notes were issued at a price of 97.5001% of par to yield 7.23%. The net proceeds from the sale and issuance of the 2014 Notes were approximately $117.4 million, net of a $3.1 million discount and fees and expenses of $4.5 million. We used these net proceeds, together with cash on hand and borrowings under our amended and restated revolving credit facility, to purchase for cash all $200.0 million of our 9.35% Senior Subordinated Notes due 2007, or 2007 Notes.

     Amendment and Restatement of Revolving Credit Facility. In connection with the April 22, 2004 closing of the sale and issuance of the 2014 Notes, we amended and restated our revolving credit facility. The terms of our amended and restated revolving credit facility include the following changes, among other things:

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

     Prepayment of Tandem Notes Receivable. In February 2004, Tandem Health Care, Inc., or Tandem, refinanced two of its nursing facilities and we subsequently received prepayment in full of $4.4 million of notes receivable held in respect of certain properties. In June 2004, we accepted and received a cash prepayment of $16.2 million for the remaining $17.0 million of notes receivable due from Tandem. After payment of the associated selling expenses of $0.5 million, we recognized a loss of $1.3 million on this transaction.

     Completion of Greystone Divestiture Agreement. In June 2004, we concluded a deferred sales transaction with Greystone Tribeca Acquisition, L.L.C., or Greystone, by receipt of the final consideration of $10.0 million on the Vendor Take Back Note plus $2.6 million of interest. Finalizing this transaction resulted in the recognition of a gain on the sale of assets of $4.9 million and interest income of $1.7 million. The initial transaction in 2000 was treated as a deferred sale since a significant portion of the proceeds was contingent and we held an option to repurchase the facilities.

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

     Income Tax Benefits. In December 2004, we recorded an aggregate $33.6 million of income tax benefits that resulted primarily from two events. We recorded a tax benefit of $31.9 million for an additional loss claimed from the December 1999 sale of our former subsidiary Arbor to Tandem. This additional loss was primarily due to the issuance of additional guidance by the IRS regarding the method to calculate the loss on the sale of subsidiary stock and partially due to the settlement of an IRS audit for the tax years ending December 1997 through December 2002. In addition, we recorded a tax benefit of $1.7 million relating to this Internal Revenue Service, or IRS, audit and other issues .

Key Performance Indicators

     We manage our business through monitoring certain key performance indicators. The most important key performance indicators are:

Census

     Census is defined as the number of residents occupying a bed (or unit in the case of an assisted living facility).

Average Daily Census

     Average Daily Census, or ADC, is the number of residents occupying a bed (or a unit in the case of an assisted living facility) over a period of time, divided by the number of days in that period.

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

EBITDA and EBITDA Percentage

     EBITDA is defined as net earnings (loss) before income taxes, interest expense net of interest income, valuation adjustment on interest rate caps, depreciation and amortization, and non-cash, non-recurring (gains) and losses, including disposal of assets, provision for closure and exit costs and impairment of long-lived assets and retirement of debt. EBITDA is not a measure of performance under accounting principles generally accepted in the United States of America, or GAAP. We use EBITDA as a key performance indicator and EBITDA expressed as a percentage of total revenues as a measurement of margin. We understand that EBITDA, or derivatives thereof, are customarily used by lenders, financial and credit analysts, and many investors as a performance measure in evaluating healthcare acquisitions. Moreover, substantially all of our financing agreements, including the indenture governing our 2010 Senior Notes and our Revolving Credit Facility, contain covenants in which EBITDA is used as a measure of compliance. Thus, we use EBITDA to monitor our compliance with these financing agreements. EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity.

Review of Key Performance Indicators

     In order to compare our performance between periods, we assess the key performance indicators for all of our facilities, as well as the facilities that we operated in all reported periods, or same facility operations. Set forth below, we provide an analysis of our key performance indicators in total, and, where appropriate, on a same facility basis and discuss the significant trends when comparing the 2005 quarter to the 2004 quarter. The same facility basis figures exclude results of the following facilities: (1) 177 assisted living facilities acquired from ALC on January 31, 2005, (2) the newly-constructed assisted living facility completed in May 2004, (3) four nursing facilities in Indiana acquired in June 2004, (4) a nursing facility and three assisted living facilities located in Arkansas sold in August 2004, and (5) a nursing facility in Wisconsin transferred in August 2004 to Benedictine.

Nursing Facilities — ADC and Quality Mix

     The following table sets forth the ADC, by type of payor, and the quality mix for all of our nursing facilities.

	Three Months
	Ended March 31
	2005	2004
Medicare	2,466	2,225
Private and other	2,032	2,179

Quality Mix	4,498	4,404
Medicaid	8,649	8,574

Total	13,147	12,978

     The following table sets forth for the 2005 quarter and the 2004 quarter ADC, by type of payor and percentage of ADC by payor type for all of our nursing facilities, presented on a same-facility basis, and showing the percentage change in ADC between years.

	Three Months Ended March 31
	2005		2004		% Change
		% of		% of	2005 to
	ADC	Total	ADC	Total	2004
Medicare	2,433	18.8%	2,173	17.2%	12.0%
Private and other	2,018	15.6%	2,110	16.8%	(4.4%)

Quality Mix	4,451	34.4%	4,283	34.0%	3.9%

Medicaid	8,500	65.6%	8,314	66.0%	2.3%

Total	12,951	100.0%	12,597	100.0%	2.8%

     On a same facility basis, total ADC increased 2.8% between the 2005 quarter and the 2004 quarter. On a same facility basis, Medicare ADC increased 12.0% between the 2005 quarter and the 2004 quarter. As a result, the percentage of Medicare ADC to all payor sources increased to 18.8% in the 2005 quarter, as compared to 17.2% in the 2004 quarter. The improvement in census was the direct result of a number of initiatives, including an implementation of consistent admission practices, the Medicare certification of all nursing facility beds, and senior management’s focus on census, all of which drove the improved financial results for 2005.

Assisted Living Facilities — ADC and Quality Mix

     The following table sets forth the ADC, by type of payor, and the quality mix for all of our assisted living facilities.

	Three Months
	Ended March 31
	2005	2004
Private and other	3,928	1,334
Medicaid	1,459	154

Total	5,387	1,488

     The increase in ADC is due to the acquisition of ALC on January 31, 2005.

     The following table sets forth for the 2005 quarter and the 2004 quarter the ADC, by type of payor and percentage of ADC by payor type for all of our assisted living facilities, presented on a same-facility basis, and showing the percentage change in ADC between years.

	Three Months Ended March 31
	2005		2004		% Change
		% of		% of	2005 to
	ADC	Total	ADC	Total	2004
Private and other	1,134	86.2%	1,175	88.4%	(3.5%)
Medicaid	181	13.8%	154	11.6%	17.5%

Total	1,315	100.0%	1,329	100.0%	(0.9%)

All Nursing and Assisted Living Facilities — Occupancy and Number of Facilities Under Operation

     Below are tables setting forth occupancy percentages, ADC and operational resident capacity for the 2005 quarter and the 2004 quarter.

All Facilities:

     The following table is for all our nursing and assisted living facilities in total for the three months ended March 31:

	Occupancy				Operational Resident
	Percentage		ADC		Capacity
	2005	2004	2005	2004	2005	2004
Nursing	93.5%	91.3%	13,147	12,978	14,058	14,215
Assisted Living:
Mature facilities	85.7%	86.7%	1,212	1,394	1,415	1,608
Developmental facilities	69.2%	87.3%	127	94	184	108
ALC acquisition (all mature)	90.1%	—	4,048	—	4,491	—

Total Assisted Living	88.5%	86.7%	5,387	1,488	6,090	1,716

Nursing and Assisted Living	92.0%	90.8%	18,534	14,466	20,148	15,931

     The ALC facilities’ ADC (of 4,048) and operational resident capacity (of 4,491) are included from February 1, 2005, the day after the date of acquisition, but the averages shown above are computed using all days in the 2005 quarter. For the period from February 1, 2005 to March 31, 2005, the average daily census for ALC was 6,174 and the average operational resident capacity was 6,850 units, for an occupancy percentage of 90.1%.

     Due to our expansion and development plans, which involve both new assisted living facilities, and the expansion of existing facilities, the occupancy and ADC information is split between mature and developmental facilities. Mature facilities are those which have been operational for at least 12 months and developmental facilities include either facilities which have undergone additions or have opened during 2004 or 2005.

Same Facility Basis:

     The following table is for all of our nursing and assisted living facilities on a same facility basis:

	Occupancy				Operational Resident
	Percentage		ADC		Capacity
	2005	2004	2005	2004	2005	2004
Nursing	93.8%	91.4%	12,951	12,597	13,812	13,783
Assisted Living:
Mature facilities	85.7%	86.5%	1,212	1,234	1,415	1,427
Developmental facilities	72.0%	87.3%	104	94	144	108

Total Assisted Living	84.4%	86.5%	1,316	1,328	1,559	1,535

Nursing and Assisted Living.	92.8%	90.9%	14,267	13,925	15,371	15,318

     On a same-facility basis, occupancy percentages decreased within the assisted living facilities to 84.4% for the 2005 quarter from 86.5% in the 2004 quarter. The decrease in occupancy percentage within the assisted living facilities was primarily due to the opening in 2004 of several new wings at certain of the facilities that were not yet fully occupied as of March 31, 2005. However, mature facilities also had a slight softening in census.

Facilities Under Operation and Percent Ownership:

     The following table sets forth the number of facilities under operation.

	As of	As of
	March 31,	December 31,
	2005	2004
Number of facilities under operation:
Nursing	141	141
Assisted Living	209	32

Total	350	173

Number of facilities owned:
Nursing	132	132
Assisted Living	153	31

Total	285	163

Number of facilities under capital leases:
Assisted Living	5	—

Percent of facilities:
Owned	81.4%	94.2%
Under capital leases	1.4%	—
Under operating leases	17.2%	5.8%

	100.0%	100.0%

Nursing Facilities — Average Revenue per Resident Day by Payor Source

     The following table sets forth the average revenue rate by payor source, excluding prior year revenue adjustments, and the percentage changes between years.

		Three Months
	Ended March 31
	2005	2004	Change
Medicare (Part A and Part B)	$370.68	$346.82	6.9%
Private and other	$196.61	$192.77	2.0%
Medicaid	$144.87	$134.37	7.8%

Total	$195.22	$180.60	8.1%

Medicare Part A only	$340.14	$317.99	7.0%

     The Medicare rate increased 6.9% in the 2005 quarter compared to the 2004 quarter, of which 2.8% was the result of the October 2004 Medicare rate increase. The balance of the increase is attributable to an increase in the acuity and level of rehabilitative residents admitted. Comparing the same quarters, the Medicaid rate increased 7.8%, including increases relating to increases in state provider taxes, which are included in operating expenses. Net of these increases in state provider taxes, the Medicaid rate increased 4.8%.

Assisted Living Facilities — Average Revenue per Resident Day by Payor Source

     The following table sets forth the average revenue rate by payor source and the percentage changes between years.

		Three Months
	Ended March 31
	2005	2004	Change
Private and other	$85.55	$74.56	14.7%
Medicaid	$62.25	$52.43	18.7%

Total	$79.24	$72.28	8.1%

     The increase in average rates for assisted living facilities relates primarily to the acquisition of ALC on January 31, 2005. The total increase in rates of 8.1% is less than the increase in private and Medicaid rates because the percentage of Medicaid ADCs to total ADCs increased to 27.1% in the 2005 quarter compared to 10.7% in the 2004 quarter.

EBITDA and EBITDA Percentage

     The following table sets forth a reconciliation of income before taxes and EBITDA.

	Three Months
	Ended March 31
	2005	2004
	(in thousands)
Income before income taxes	$19,894	$14,986
Add (deduct):
Depreciation and amortization	10,340	8,681
Interest expense, net	8,144	6,585
Valuation adjustment on interest rate caps	1,298	73
Loss (gain) on disposal of assets and impairment of long-lived assets	(448)	1,612
Loss on refinancing and retirement of debt	275	354

EBITDA	$39,503	$32,291

     The following table sets forth the calculations of EBITDA percentages:

	Three Months
	Ended March 31
	2005	2004
	(in thousands)
EBITDA	$39,503	$32,291
Total Revenues	$294,147	$231,501

EBITDA as percentage of total revenues	13.4%	13.9%

     EBITDA as a percentage of total revenues decreased to 13.4% in the 2005 quarter from 13.9% in the 2004 quarter. The decrease is largely attributable to an increase in state provider taxes (included in operating expenses) which are used by state governments to fund increases in Medicaid revenue rates.

Results from Operations

     The following table sets forth details of our revenues and income as a percentage of total revenues:

	Three Months
	Ended March 31
	2005	2004
Revenues
Nursing and assisted living facilities	97.4%	96.9%
Outpatient therapy	0.9	1.2
Other	1.7	1.9

	100.0	100.0
Operating and general and administrative costs	85.0	85.1
Lease costs, depreciation and amortization	5.1	4.7
Interest expense, net	2.8	2.8
Valuation adjustment on interest rate cap	0.4	0.1
Loss (gain) on disposal of assets and impairment of long-lived assets	(0.2)	0.7
Loss on refinancing and retirement of debt	0.1	0.2

Income before income taxes	6.8	6.4
Income tax expense	2.7	2.4

Net income	4.1%	4.0%

2005 Quarter Compared with 2004 Quarter

Revenues

     Revenues in the 2005 quarter increased $62.6 million, or 27.1%, to $294.1 million from $231.5 million in the 2004 quarter. Outpatient therapy and other revenues increased by $0.7 million in the 2005 quarter due to increased lease revenue and management and consulting revenue.

     Revenues from nursing and assisted living facilities increased $61.9 million in the 2005 quarter compared to the 2004 quarter, including $26.1 million as a result of the following: (1) the acquisition of 177 assisted living facilities from ALC on January 31, 2005, (2) a newly-constructed assisted living facility completed in May 2004 in Wisconsin (3) the acquisition of four nursing facilities in Indiana in June 2004, partially offset by (4) the sale of facilities in Arkansas in August 2004 and (5) the transfer to a third party of the operations of a nursing facility in Wisconsin in August 2004. On a same facility basis, revenues from nursing and assisted living facilities before prior year revenue adjustments increased $20.1 million, or 8.5%, in the 2005 quarter. On a same facility basis, but after prior year revenue adjustments, these revenues increased $35.8 million. This increase was attributable to the following:

Dollars in
millions
• a 5.3% increase (excluding prior year adjustments) in the average daily nursing Medicaid rate (which included cost-offset funding as a result of increased state assessments and bed taxes of $1.3 million)	$5.4
• an increase in current year Pennsylvania Medicaid revenues due to final approval of the Pennsylvania state plan amendment and waiver (which included cost-offset funding relating to increased state assessments of $2.2 million)	2.5
• an increase in Medicare revenues due to the 2.8% Medicare Part A rate increase effective October 1, 2004	2.0
• an increase in Medicare residents from 17.1% of total in the 2004 quarter to 18.8% in the 2005 quarter	3.9
• an increase in nursing resident ADC from 12,597 in the 2004 quarter to 12,951 in the 2005 quarter	5.6
• an increase in nursing ancillary revenues	1.0
• an increase in Medicare revenues due to the improvement in RUGs mix and other factors	2.0
• decreases due to one less day in the 2005 quarter	(2.3)

20.1
Adjustments relating to prior years:
• an increase in prior year Pennsylvania Medicaid revenues due to final approval of the Pennsylvania state plan amendment and waiver for the period July 1, 2003 through December 31, 2004 (which included cost-offset funding relating to increased state assessments of $13.3 million)	15.8
• Other favorable prior year revenue adjustments of $1.2 million recorded in the 2005 quarter compared to net favorable prior year adjustments of $1.3 million recorded in the 2004 quarter	(0.1)

Total increase in revenues from same facility nursing and assisted living facilities	$35.8

Operating and General and Administrative Costs

     Operating and general and administrative costs increased $53.1 million, or 27.0%, in the 2005 quarter compared to the 2004 quarter, including $19.7 million as a result of the following: (1) acquisition of 177 assisted living facilities from ALC on January 31, 2005, (2) the newly-constructed assisted living facility completed in May 2004 in Wisconsin, and (3) the acquisition of four nursing facilities in Indiana in June 2004, partially offset by (4) the sale of the facilities in Arkansas in August 2004 and (5) the transfer to a third party of the operations of a nursing facility in Wisconsin in August 2004. On a same facility basis, operating and general and administrative costs before prior year Pennsylvania state assessment taxes increased $20.1 million, or 10.5%. On a same facility basis, but after these taxes, operating and general and administrative costs increased $33.4 million. This increase was attributable to the following:

Dollars in
Millions
• wages, benefits and contracted staffing, which included an average wage rate increase of 1.2%	$12.4
• state assessment tax in Pennsylvania for the period January 1, 2005 through March 31, 2005 due to final approval of the Pennsylvania state plan amendment and waiver	2.2
• other state assessments and bed taxes	1.3
• drug expense due to higher resident census, Medicare mix and drug prices	1.4
• supplies expense	0.9
• other operating and administrative expenses	1.9

20.1
Adjustment relating to prior year:
• state assessment tax in Pennsylvania for the period July 1, 2003 through December 31, 2004 due to final approval of the Pennsylvania state plan amendment and waiver	13.3

Total increase in same facility operating and general and administrative costs	$33.4

Lease Costs, Depreciation and Amortization

     Lease costs increased $ 2.3 million to $4.6 million when comparing the 2005 quarter to the 2004 quarter as a result of the ALC acquisition on January 31, 2005. Depreciation and amortization increased $1.7 million to $10.3 million in the 2005 quarter compared to $8.7 million in the 2004 quarter. This increase was primarily due to an increase of $1.5 million as a result of the ALC acquisition.

Interest Expense, Net

     Interest expense, net of interest income, increased $1.5 million to $8.1 million for the 2005 quarter compared to $6.6 million for the 2004 quarter. This increase was due to (1) an increase of $2.8 million relating to the ALC acquisition, (2) an increase of $1.0 million relating to interest income recognized in the 2004 quarter from the deferred sale of facilities in 2000 to Greystone, offset by (3) decreases in interest expense of approximately $2.3 million primarily relating to our debt refinancing in April 2004 and early retirement of industrial revenue bonds in 2004 and the first quarter of 2005. The weighted average interest rate of all long-term debt decreased to approximately 6.80% during the 2005 quarter compared to approximately 7.79% during the 2004 quarter. The average debt level increased to $463.3 million during the 2005 quarter compared to $384.7 million during the 2004 quarter, resulting primarily from the ALC acquisition.

Valuation Adjustment on Interest Rate Caps

     The valuation adjustment on interest rate caps was an expense of $1.3 million in the 2005 quarter compared to $0.1 million in the 2004 quarter. The value of the caps decreased in the 2005 quarter due to a decrease in volatility of the projected future six-month LIBOR.

Loss (Gain) on Disposal of Assets and Impairment of Long-Lived Assets

     Gain on disposal of assets and impairment of long-lived assets was $0.4 million for the 2005 quarter due to the sale of a property in Maryland that formerly was a nursing facility, but was closed in 1998. The loss on disposal of assets and impairment of long-lived assets in the 2004 quarter represents a loss on the impairment of long-lived assets when we concluded the evaluation of two nursing facilities in Indiana and made the decision, subject to State of Indiana approval, and after renovation of one of the two facilities, to consolidate the two operations into one. As a result of the decision to close the one facility, we recorded a provision of $1.6 million.

Loss on Refinancing and Retirement of Debt

     Loss on refinancing and retirement of debt in the 2005 quarter of $0.3 million was due to the extinguishment, in January 2005, of an Industrial Development Revenue Bond totaling $9.5 million, which resulted in a charge to income of $0.1 million to write off deferred financing costs and the prepayment, in February 2005, of a mortgage totaling $5.3 million, which resulted in a pre-tax charge to income of $0.2 million to write off deferred financing costs.

     The loss on refinancing and retirement of debt in the 2004 quarter of $0.4 million was due to the extinguishment, in February 2004, of two Industrial Development Revenue Bonds totaling $13.0 million, which resulted in the write-off of related deferred financing costs.

Income Taxes

     Income tax expense for the 2005 quarter was $7.8 million compared to $5.6 million for the 2004 quarter. Our effective tax rate was 39.4% for the 2005 quarter compared to 37.6% for the 2004 quarter. The increase in the effective tax rate primarily related to state income taxes. When we assess the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and record a valuation allowance, if required. The ultimate realization of deferred tax assets depends upon us generating future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies when we make this assessment.

Net Income

     Net income for the 2005 quarter was $12.1 million compared to $9.3 million for the 2004 quarter. The improvement in net income was due to the reasons described herein.

Related Party Transactions

     We insure certain risks, including comprehensive general liability, property coverage, excess workers’ compensation and employer’s liability insurance, with Laurier Indemnity Company and Laurier Indemnity Ltd., affiliated insurance subsidiaries of Extendicare. We recorded approximately $3.0 million and $2.8 million of expenses for this purpose for the 2005 quarter and 2004 quarter, respectively. Also, we recorded credits to expense of $0.3 million and $1.0 million for the 2005 quarter and 2004 quarter, respectively, relating to refunds from prior year workers’ compensation policies with Laurier Indemnity Company.

     We purchase computer hardware and software support services from Virtual Care Provider, Inc., an affiliated subsidiary of Extendicare Inc. Expenses related to these services were $1.2 million for both the 2005 quarter and the 2004 quarter.

     In December 2004, we advanced $7.7 million to Extendicare, which we subsequently repaid in January 2005. The Company has non-interest bearing amounts due from (to) affiliates as follows:

		March 31,	December 31,
		2005	2004
		(in thousands)
Affiliate	Purpose	Receivable (payable)
Current assets:
Extendicare Holdings, Inc.	Federal income taxes receivable	$1,231	$5,231
Extendicare Holdings, Inc.	Deferred federal income taxes	14,183	13,258
Extendicare Inc.	Working capital advances	—	7,690

		15,414	26,179

Current liabilities:
Virtual Care Provider, Inc.	Working capital advances	(3,000)	(3,000)
The Northern Group, Inc.	Intercompany operating expenses	16	19
Laurier Indemnity Company	Intercompany insurance premium	6	3
Extendicare Holdings, Inc.	Working capital advances	3	3

		(2,975)	(2,975)

Long-term liabilities:
Extendicare Holdings, Inc.	Deferred federal income taxes	(5,015)	(1,853)

Other:
Extendicare Inc.	Advances	(8,900)	(8,900)
Extendicare Inc.	Advances	1,574	1,218
Extendicare Holdings, Inc.	Advances	(3,483)	(3,483)
Virtual Care Provider, Inc.	Advances	(3,884)	(3,620)

		(14,693)	(14,785)

		$(7,269)	$6,566

     In addition to the above, in January 2005 we amended our Revolving Credit Facility to permit a loan from EHI and partially finance the ALC acquisition. In January 2005, Extendicare Inc. advanced $55.0 million to EHI, who, in turn, advanced $55.0 million as a Term Loan to us, as part of the financing of the ALC acquisition. This Term Loan has a term of five years and bears interest at 6%. The Term Loan can be repaid at any time by us, but is subject to certain restrictions under the Revolving Credit Facility which currently prevents prepayments of the Term Loan. The ALC debt we assumed on the acquisition is non-recourse to us and our subsidiaries that existed prior to the acquisition of ALC, and the debt and earnings of ALC are excluded from existing financial covenants under our Revolving Credit Facility. We are restricted from borrowing further under our Revolving Credit Facility and under the ALC credit facility to finance any ALC operating deficiencies and all cash flow from ALC will be retained within the ALC operations. Any cash flow deficiencies within ALC will be financed by way of advances from Extendicare directly to ALC, and we believe Extendicare has the financial capacity to meet any such deficiency.

Liquidity and Capital Resources

Sources and Uses of Cash

     We had cash and cash equivalents of $9.3 million at March 31, 2005 and $29.6 million at December 31, 2004. The table below sets forth a summary of the significant sources and uses of cash:

	Three Months Ended
	March 31
	2005	2004
	(in thousand)
Cash provided by operating activities	$23,143	$18,484

Cash used in investing activities	(148,056)	(7,239)

Cash provided by (used in) financing activities	104,553	(12,207)

Increase (decrease) in cash and cash equivalents	(20,360)	(962)

     The increase in cash flow from operating activities of $4.6 million in the 2005 quarter compared to the 2004 quarter was primarily due to an improvement in net income and an increase of $6.2 million in amounts due to shareholder and affiliates, partially offset by an increase of $1.8 million in payments for self-insured liabilities.

     Our working capital decreased $41.3 million from $29.6 million at December 31, 2004 to a negative $6.3 million at March 31, 2005. Working capital decreased primarily due to the cash payment for acquisition of ALC, the increase in accounts payable and accrued liabilities pertaining to ALC in relation to ALC’s receivables, the early retirement of debt and increased payments for self-insured liabilities, partially offset by cash flow from operating activities. Although we have a negative working capital, as of March 31, 2005 the unused portion of the Revolving Credit Facility that is available for working capital and corporate purposes was $79.6 million.

     Accounts receivable at March 31, 2005 were $126.8 million compared with $96.0 million at December 31, 2004, representing an increase of $30.8 million, including a $19.0 million increase resulting from revenue recorded based on the CMS approval of the State of Pennsylvania state plan amendment and waiver, and a $2.9 million increase relating to the acquisition of ALC. The remaining $8.9 million increase in accounts receivable included a $8.6 million increase within the nursing operations and an increase of $0.3 million in outpatient therapy receivables. Within the nursing operations, billed patient care and other receivables increased $6.8 million and third-party payor settlement receivables increased $1.8 million.

     The increase in settlement receivables of $1.8 million from December 31, 2004 to March 31, 2005 included increases of $3.6 million relating to revenue recorded in the 2005 period for anticipated Medicare reimbursement for uncollectible Part A co-insurance and $1.7 million from Medicaid cost report settlements and other items. These increases were partially offset by decreases of $2.7 million from the collection of Medicare co-insurance amounts and $0.8 million from the collection of Medicare settlements.

     Property and equipment increased $304.1 million from $446.1 million as of December 31, 2004 to $750.2 million at March 31, 2005. Property and equipment increased by (1) $ 290.8 million due to the ALC acquisition, (2) $12.8 million due to a capital lease obligation incurred when we modified our lease between ALC and ALF (3) $6.3 million due to normal capital expenditures and (4) $5.7 million from new construction projects. These increases were offset by decreases of (1) $10.1 million in depreciation expense, and (2) $1.4 million resulting from the sale of the Maryland property.

     Total long-term debt, including both current and long-term maturities of debt, was $542.9 million at March 31, 2005. This represents an increase of $251.0 million from December 31, 2004, including (1) $144.4 million of debt (at market value) assumed in the acquisition of ALC, (2) borrowings of $115.0 million in order to finance the acquisition of ALC ($60.0 million on our Revolving Credit Facility and $55.0 million from a 6% Term Note from EHI), (3) borrowings of $10.0 million on the Revolving Credit Facility for working capital needs, and (4) a capital lease obligation of $12.8 million incurred when we modified our lease between ALC and ALF. These increases were partially offset by decreases of (1) $9.5 million due to the prepayment of Industrial Development Revenue Bonds, (2) $5.3 million due to the prepayment of a mortgage note, (3) $12.0 million in payments on the Revolving Credit Facility, and (4) $4.4 million of other debt payments.

     Cash used in investing activities was $148.1 million for the 2005 quarter compared to $7.2 million for the 2004 quarter, an increase of $140.9 million. Of this increase, $137.7 million was due to the ALC acquisition, consisting of the acquisition price of $144.2 million offset by cash balances of $6.5 million acquired in the ALC acquisition.

     Cash provided from financing activities was $104.6 million for the 2005 quarter compared to $12.2 million used in financing activities for the comparable 2004 quarter. The change of $116.8 million primarily related to (1) borrowings totaling $115.0 million associated with the financing of the ALC acquisition, (2) borrowings on the line of credit for operational purposes of $10.0 million, (3) an increase in outstanding checks in excess of bank balance of $10.1 million, partially offset by (4) payments on the Revolving Credit Facility in the 2005 quarter of $12.0 million, (5) increased payments of debt in the 2005 quarter compared to the 2004 quarter of $5.9 million and (6) other decreases of $0.4 million.

Debt Instruments

Summary of Long-term Debt

     Long-term debt consists of the following:

	March 31,	December 31
	2005	2004
	(dollars in thousands)
9.50% Senior Notes due 2010	$149,724	$149,714
6.875% Senior Subordinated Notes due 2014	122,079	122,022
Revolving Credit Facility due 2009, at variable interest rates	58,000	—
6.00% EHI Term Note due 2010	55,000	—
6.24% Red Mortgage Capital Note due 2014	37,016	—
GE Capital Term Loan and Credit Facility, at variable interest rates, due 2009	35,456	—
DMG Mortgage notes payable, interest rates ranging from 7.58% to 8.65%, due 2008	28,079	—
Revenue Bonds, at variable interest rates, maturing through 2018	21,995	—
Capital lease obligations, interest rates ranging from 2.84% to 13.54%, maturing through 2009	12,801	11
Oregon Trust Deed Notes, interest rates ranging from 0.25% to 10.90%, maturing from 2020 through 2026	9,774	—
HUD Insured Mortgages, interest rates ranging from 7.40% to 7.55%, due 2036	7,727	—
Other mortgage notes payable, interest rates ranging from 3.0% to 7.25%, maturing through 2009	4,299	9,730
Industrial Development Revenue Bond due 2014	—	9,500
6.25% Industrial Development Revenue Bond, maturing 2008	955	955

Long-term debt before current maturities	542,905	291,932
Less current maturities	4,248	1,071

Total long-term debt	$538,657	$290,861

     The weighted average interest rate of all of our long-term debt (including the effects of the interest rate swap and cap agreements discussed below) was 6.49% and 6.26% as of March 31, 2005 and December 31, 2004, respectively. Our long-term debt instruments have maturities ranging from 2005 to 2036.

9.50% Senior Notes due 2010

     On June 28, 2002, we completed a private placement of $150 million of our 9.5% Senior Notes due July 1, 2010 (the “2010 Senior Notes”), which were issued at a discount of 0.25% of par to yield 9.54%. In January 2003, we completed our offer to exchange new 9.5% Senior Notes due 2010 that have been registered under the Securities Act for the Notes issued in June 2002. The terms of the new 2010 Senior Notes are identical to the terms of the 2010 Senior Notes issued in June 2002. Also on June 28, 2002, we entered into an interest rate swap agreement and an interest rate cap agreement. We terminated these agreements in April 2004 in connection with the sale and issuance of the 2014 Notes. See Note 8 of the footnotes to the condensed consolidated financial statements for more information on the swap and cap agreements.

     The indenture governing the 2010 Senior Notes contains customary covenants and events of default. Under this indenture, we are restricted from incurring indebtedness if the fixed charge coverage ratio, determined on a pro forma basis, is less than or equal to 2.0 to 1. Our fixed charge coverage ratio is currently in excess of this minimum requirement. The fixed charge coverage ratio is defined in the indenture governing the 2010 Senior Notes, and is represented by a ratio of consolidated cash flow to fixed charges. In general, fixed charges consist of interest expense, including capitalized interest, amortization of fees related to debt financing and rent expense deemed to be interest, and consolidated cash flow consists of net income prior to the aforementioned fixed charges, and prior to income taxes and losses on disposal of assets.

     We are required to make mandatory prepayments of principal upon the occurrence of certain events, such as certain asset sales and certain issuances of securities. The 2010 Senior Notes are redeemable at our option starting on July 1, 2006. The redemption prices, if redeemed during the 12-month period beginning on July 1 of the year indicated, are as follows:

Year	Redemption Price
2006	104.750%
2007	102.375%
2008 and thereafter	100.000%

     The assets and operations of ALC and its subsidiaries do not guarantee the 2010 Senior Notes. In addition, we are restricted from borrowing under our Revolving Credit Facility to support our ALC operations, and all cash flow from ALC will be retained within the ALC operation. As of March 31, 2005, ALC had a cash balance of $4.5 million. However, except for ALC and its subsidiaries, we have no independent assets or operations and the guarantees of the 2010 Senior Notes are full and unconditional, and joint and several, and any of our subsidiaries that do not guarantee the 2010 Senior Notes are minor. The Senior Notes are guaranteed by all of our existing and future active subsidiaries, except for ALC and its subsidiaries. There are no significant restrictions on our ability to obtain funds from our subsidiaries by loan or dividend.

6.875% Senior Subordinated Notes due 2014

     On April 22, 2004, we sold and issued $125 million aggregate principal amount of 6.875% Senior Subordinated Notes due May 1, 2014 (the “2014 Notes”) pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The 2014 Notes were issued at a price of 97.5001% of par to yield 7.23%. The net proceeds from the issuance of the 2014 Notes were approximately $117.4 million, net of a discount of $3.1 million and fees and expenses of $4.5 million. We used these net proceeds, along with cash on hand and borrowings under our amended and restated Revolving Credit Facility described below, to purchase for cash the 9.35% Senior Subordinated Notes due 2007 (the “2007 Notes”), tendered in the tender offer described below, to redeem the 2007 Notes not tendered in the tender offer prior to May 24, 2004 and to pay related fees and expenses of the tender offer and redemption. Also on April 22, 2004, we entered into two interest rate swap agreements and two interest rate cap agreements. See Note 8 for the terms of the interest rate swap and cap agreements. In August 2004, we completed our offer to exchange new 6.875% Senior Subordinated Notes due 2014 that have been registered under the Securities Act for the Senior Subordinated Notes issued in April 2004. The terms of the new 2014 Notes are identical to the terms of the 2014 Notes issued in April 2004.

     The assets and operations of ALC and its subsidiaries do not guarantee the 2010 Senior Notes. In addition, we are restricted from borrowing under our Revolving Credit Facility to support our ALC operations, and all cash flow from ALC will be retained within the ALC operation. However, except for ALC and its subsidiaries, the 2014 Notes are fully and unconditionally guaranteed on a senior subordinated unsecured basis, jointly and severally, by all of our existing and future domestic significant subsidiaries, all of our existing and future domestic subsidiaries that guarantee or incur any indebtedness and any other existing and future significant subsidiaries or restricted subsidiaries that guarantee or otherwise provide direct credit support for our indebtedness or the indebtedness of any of our domestic subsidiaries. The 2014 Notes and guarantees are our general unsecured obligations and the general unsecured obligations of our subsidiaries.

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

Revolving Credit Facility

     We established a senior secured Revolving Credit Facility (the “Revolving Credit Facility”) in June 2002. In connection with the April 2004 offering of the 2014 Notes, we amended and restated the Revolving Credit Facility to, among other things, extend the maturity date from June 28, 2007 to June 28, 2009 and increase the total borrowing capacity from $105 million to $155 million. In January 2005, we amended our Revolving Credit Facility to permit the loan from EHI to partially finance the ALC acquisition. ALC’s debt is non-recourse to us and our subsidiaries that existed prior to the acquisition of ALC, and ALC’s debt and earnings are excluded from existing financial covenants under our Revolving Credit Facility. We are restricted from borrowing under our Revolving Credit Facility to support our ALC operation, and all cash flows from ALC will be retained within ALC. In the table above, the ALC debt assumed is listed after the caption “6.0% EHI Term Note due 2010” and before the caption “Other mortgage notes payable.”

     The Revolving Credit Facility is used to back letters of credit and for general corporate purposes. Borrowings under the Revolving Credit Facility bear interest, at our option, at the Eurodollar rate or the prime rate, plus applicable margins. Depending upon our senior leverage ratio, the interest rate is equal to the Eurodollar rate plus a margin of 2.50% to 3.25% per annum or the base rate plus a margin of 1.50% to 2.25% per annum. The commitment fee is 0.50% per annum on the undrawn capacity regardless of utilization.

     The Revolving Credit Facility is secured by a perfected, first priority security interest in certain tangible and intangible assets and all of our capital stock and the capital stock of our subsidiary guarantors, excluding ALC and its subsidiaries. The Revolving Credit Facility is also secured by a pledge of 65% of the voting stock of our foreign subsidiaries, including our subsidiary guarantor’s foreign subsidiaries, if any. The Revolving Credit Facility contains customary covenants and events of default and is subject to various mandatory prepayment and commitment reductions. We are permitted to make voluntary prepayments at any time under the Revolving Credit Facility.

     As of March 31, 2005, we had borrowings under the Revolving Credit Facility of $58.0 million relating to the acquisition of ALC as of January 31, 2005. There were no borrowings as of December 31, 2004. The unused portion of the Revolving Credit Facility that is available for working capital and corporate purposes, after reduction for outstanding letters of credit of $17.4 million, was $79.6 million as of March 31, 2005.

     The Revolving Credit Facility requires that we comply with various financial covenants, including fixed charge coverage, debt leverage, and tangible net worth ratios. The financial covenants exclude the operations of ALC. We are in compliance with all of the financial covenants as of March 31, 2005.

6.0% EHI Term Note due 2010

     In January 2005, Extendicare Inc. advanced $55 million to EHI who, in turn, advanced $55 million to us to accommodate the ALC acquisition. The Term Note has a term of five years and bears interest at 6%. The Term Loan can be repaid at any time by us.

6.24% Red Mortgage Capital Note due 2014

     The Red Mortgage Capital Note has a fixed interest rate of 6.24% with a 25-year principal amortization and is secured by 24 assisted living facilities within ALC. The Red Mortgage Capital Note was entered into by subsidiaries of ALC and is non-recourse to ALC, subject to a limited guaranty by ALC.

GE Capital Term Loan and Credit Facility due 2009

     The GE Capital Term Loan (“GE Term Loan”) and the GE Capital Credit Facility (“GE Credit Facility”) were entered into by ALC in December 2003. The GE Term Loan and GE Credit Facility mature in 2009 and are secured by a collective pool of 30 ALC assisted living facilities. The GE Term Loan requires monthly interest payments and principal reductions based on a 25-year principal amortization schedule, with a balloon payment at maturity. The Company has a $15.0 million Credit Facility with GE, which has the same payment terms as the GE Term Loan. Under the Credit Facility, a fee is charged on the unused borrowing capacity at a rate of 0.75% per year, which is paid quarterly. Both the GE Term Loan and GE Credit Facility accrue interest at LIBOR plus 4.0%, with an interest rate floor of 5.75%. The GE Term Loan and the GE Credit Facility both contain financial covenants that require a certain level of financial performance for the GE financed ALC assisted living facilities. The GE Term Loan and GE Credit Facility were entered into by subsidiaries of ALC and are non-recourse to ALC, subject to a limited guaranty by ALC. ALC had no borrowings on the GE Credit Facility as of March 31, 2005. We are in compliance with the GE financial covenants as of March 31, 2005.

DMG Mortgage Notes Payable due 2008

     DMG Mortgage Notes Payable (“DMG Notes”) include three fixed rate notes that are secured by 13 ALC assisted living facilities located in Texas, Oregon and New Jersey. These notes collectively require monthly principal and interest payments of $230,000, with balloon payments of $11.8 million, $5.3 million and $7.2 million due at maturity in May, August and September 2008, respectively. These loans bear interest at fixed rates ranging from 7.6% to 8.7%.

Revenue Bonds

     Revenue Bonds include three variable rate revenue bonds secured by 15 ALC assisted living facilities located in the States of Washington, Idaho and Ohio. ALC has a series of Reimbursement Agreements with U.S. Bank for letters of credit that support certain of ALC’s Variable Rate Revenue Bonds. The letters of credit expire in July 2005 and have an annual commitment fee of approximately 2.0%. The total amount of these letters of credit was approximately $22.8 million as of March 31, 2005. The Washington bonds had an interest rate of 2.1% at March 31, 2005, and are secured by a $7.1 million letter of credit and buildings, land, furniture and fixtures of the five Washington assisted living facilities. The Idaho bonds had an interest rate of 2.1% at March 31, 2005, and are secured by a $6.2 million letter of credit and buildings, land, furniture and fixtures of four Idaho assisted living facilities. The Ohio bonds had an interest rate of 2.0% at March 31, 2005, and are secured by a $10.3 million letter of credit and buildings, land, furniture and fixtures of six Ohio assisted living facilities.

     Under debt agreements relating to the Revenue Bonds, ALC is required to comply with the terms of certain regulatory agreements that provide, among other things, that in order to preserve the federal income tax exempt status of the bonds, ALC is required to lease at least 20% of the units of the projects to low or moderate income persons as defined in Section 142(d) of the Internal Revenue Code. There are additional requirements as to the age and physical condition of the residents with which the Company must also comply. Non-compliance with these restrictions may result in an event of default and cause acceleration of the scheduled repayment.

     ALC’s Reimbursement Agreements with U.S. Bank contain financial covenants which include the following: (1) minimum net worth; (2) minimum debt service coverage; (3) minimum liquidity; and (4) minimum earnings of ALC. Failure to comply with these covenants could constitute an event of default, which would allow U.S. Bank to declare any amounts outstanding under the loan documents to be due and payable. The agreements also require ALC to deposit $500,000 in cash collateral with U.S. Bank in the event certain regulatory actions are commenced with respect to the properties securing ALC’s obligations to U.S. Bank. U.S. Bank is required to release such deposits upon satisfactory resolution of the regulatory action. We are in compliance with the U.S. Bank financial covenants as of March 31, 2005.

Capital Lease Obligations

     In March 2005, we amended lease agreements with ALF relating to five ALC assisted living facilities located in Oregon that provided ALC with an option to purchase the facilities in 2009 at a fixed price. The option to purchase was determined to be a bargain purchase price, requiring the classification of these leases be changed from operating to capital. As a result, a capital lease obligation of $12.8 million was recorded, which represents the estimated market value of the properties as of March 31, 2005 and also approximates the present value of future payments due under the lease agreements, including the purchase option payment. The option to purchase must be exercised prior to July 1, 2009 with closing on or about December 31, 2009.

     The lessor obtained funding for these leased properties through the sale of bonds issued by the State of Oregon, Housing and Community Services Department (“OHCS”). ALC entered into Lease Approval Agreements with OHCS and the lessor which obligates ALC to comply with the terms and conditions of the underlying trust deed relating to the leased properties. ALC is required to maintain a capital replacement escrow account to cover expected capital expenditure requirements for the leased properties.

Oregon Trust Deed Notes

     The Oregon Trust Deed Notes are secured by buildings, land, furniture and fixtures of six Oregon ALC assisted living facilities. The notes are payable in monthly installments including interest at effective rates ranging from 7.4% to 9.0%.

     Under debt agreements relating to the Oregon Trust Deed Notes, ALC is required to comply with the terms of certain regulatory agreements which provide, among other things, that in order to preserve the federal income tax exempt status of the bonds, ALC is required to lease at least 20% of the units of the projects to low or moderate income persons as defined in Section 142(d) of the Internal Revenue Code. There are additional requirements as to the age and physical condition of the residents with which the Company must also comply. Non-compliance with these restrictions may result in an event of default and cause acceleration of the scheduled repayment. ALC is also required to maintain a capital replacement escrow account to cover expected capital expenditure requirements for the leased properties.

HUD Insured Mortgages due 2036

     The HUD insured mortgages include three separate loan agreements entered into in 2001. The mortgages are each secured by a separate ALC assisted living facility located in Texas. These loans mature between July 1, 2036 and August 1, 2036 and collectively require monthly principal and interest payments. The loans bear interest at fixed rates ranging from 7.40% to 7.55%.

Mortgage Notes Payable

     In February 2005, we prepaid in full a mortgage totaling $5.3 million which resulted in a pre-tax charge to income of $0.1 million to write off deferred financing costs.

Industrial Development Revenue Bond due 2014

     In January 2005, we prepaid in full a $9.5 million Variable Rate Industrial Development Revenue Bond due 2014, which resulted in a pre-tax charge to income of $0.1 million to write off deferred financing costs.

Credit Ratings

     In April 2004, the following ratings were assigned to our debt and have not changed as of the date of this report:

•	Moody’s Investors Service assigned a “B2” rating to the 2010 Senior Notes.

•	S&P assigned a “B-” rating to the 2014 Notes.

•	S&P assigned a “BB-” rating to the Revolving Credit Facility.

Interest Rate Swap and Cap Agreements

     As of March 31, 2005, we have $486.7 million of fixed rate debt outstanding. To hedge the fair value of Senior Note and Subordinated Senior Note fixed-rate debt obligations, we have entered into interest rate swap agreements with a total notional amount of $275 million under which we pay a variable rate of interest and we receive a fixed rate of interest. These interest rate swaps are designated as fair value hedges under SFAS 133 and changes in the market value of the interest rate swaps have no impact on the statements of income unless they are terminated or are no longer designated as hedges. In addition, we have entered into interest rate cap agreements to limit our exposure to increases in interest rates.

     We do not speculate using derivative instruments.

     On April 22, 2004, we entered into two new interest rate swap agreements and two new interest rate cap agreements relating to the 2010 Senior Notes and the 2014 Notes.

     With respect to the 2010 Senior Notes, we entered into an interest rate swap agreement expiring July 1, 2010, or 2010 Swap, with a notional amount of $150.0 million. The 2010 Swap effectively converted up to $150.0 million of fixed interest rate indebtedness into variable interest rate indebtedness. Under the terms of the 2010 Swap, the counterparty can call the swap at any time on or after July 1, 2006 with payments as determined under the agreement. This call option is a mirror image of the embedded call option in the debt instrument. The 2010 Swap was designated as a highly-effective fair value hedge, and as a result, changes in market value of the swap are recorded in income but are offset by changes in market value of the indebtedness so that there is no net impact on the statement of income unless the swap is terminated or no longer qualifies as a hedge. We also entered into an interest rate cap agreement expiring July 1, 2010, 2010 Cap, with a notional amount of $150.0 million. Under the 2010 Cap, we paid an upfront fee of $3.5 million to the counterparty. We will receive a variable rate of interest equal to the excess, if any, of the six-month LIBOR, adjusted semi-annually, over the cap rate of 7%. We use the 2010 Cap to offset possible increases in interest payments under the 2010 Swap caused by increases in market interest rates over a certain level. Under the terms of the 2010 Cap, the counterparty can call the cap if the 2010 Swap is terminated. The 2010 Cap was not designated as a hedging instrument under SFAS 133 and, therefore, changes in market value are recorded in the statements of income.

     With respect to the 2014 Notes, we also entered into an interest rate swap agreement expiring May 1, 2014, or 2014 Swap, with a notional amount of $125.0 million. This agreement effectively converted up to $125.0 million of fixed interest rate indebtedness into variable interest rate indebtedness. Under the terms of the 2014 Swap, the counterparty can call the swap at any time on or after May 1, 2009 with payments as determined under the agreement. This call option is a mirror image of the embedded call option in the debt instrument. The 2014 Swap was designated as a highly-effective fair value hedge, and as a result, changes in market value of the swap are recorded in income but are offset by changes in market value of the indebtedness so that there is no net impact on the statement of income unless the swap is terminated or no longer qualifies as a hedge. We also entered into an interest rate cap agreement expiring May 1, 2014, 2014 Cap, with a notional amount of $125.0 million. Under the 2014 Cap, we pay a fixed rate of interest equal to 0.75% to the counterparty and receive a variable rate of interest equal to the excess, if any, of the six-month LIBOR, adjusted semi-annually, over the cap rate of 7%. We use the 2014 Cap to offset possible increases in interest payments under the 2014 Swap caused by increases in market interest rates over a certain level. Under the terms of the 2014 Cap, the counterparty can call the cap if the 2014 Swap is terminated. The 2014 Cap was not designated as a hedging instrument under SFAS 133 and, therefore, changes in market value are recorded in the statements of income.

Off Balance Sheet Arrangements

     We have no significant off balance sheet arrangements.

Cash Management

     As of March 31, 2005, we held cash and cash equivalents of $9.3 million. We forecast on a regular basis monthly cash flows to determine the investment periods, if any, of CDs and monitor daily the incoming and outgoing expenditures to ensure available cash is invested on a daily basis.

Future Liquidity and Capital Resources

     We believe that our cash from operations together with other available sources of liquidity, including borrowings available under our Revolving Credit Facility, will be sufficient for the foreseeable future to fund anticipated capital expenditures and make required payments of principal and interest on our debt.

     During 2004, we completed four construction projects for a total cost of $10.0 million. We have 10 additional construction projects in progress to add 18 nursing beds and 317 assisted living units, which are expected to be completed in 2005 and 2006. Total costs incurred through March 31, 2005 on these projects are approximately $15.0 million and purchase commitments of $9.4 million are outstanding. The total estimated cost of the uncompleted projects is approximately $33.9 million.

     At March 31, 2005, we had an accrued liability for settlement of self-insured liabilities of $35.7 million in respect of general and professional liability claims. Claim payments were $4.9 million and $3.1 million for the 2005 quarter and the 2004 quarter, respectively. The accrual for self-insured liabilities includes estimates of the cost of both reported claims and claims incurred but not yet reported. We exited the nursing facility markets of the highly litigious States of Florida and Texas in 2000 and 2001, respectively. As a result, accruals for general and professional liabilities have declined significantly from the 2002 level. We estimate that $12.5 million of the total $35.7 million liability will be paid within the next fiscal year. The timing of payments is not directly within our control, and, therefore, estimates are subject to change in the future. We believe we have provided sufficient provisions as of March 31, 2005.

Contractual Obligations

     Set forth below is a table showing the estimated timing of payments under our contractual obligations as of March 31, 2005:

	Payments Due By Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
		(dollars in thousands)
Long-term debt	$542,905	$4,248	$12,551	$187,648	$338,458
Operating lease commitments	167,044	20,945	34,544	33,860	77,695
Capital lease commitments	16,278	1,454	2,356	12,468	—

Total	$726,227	$26,647	$49,451	$233,976	$416,153

Critical Accounting Policies

     Our condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP. For a full discussion of our accounting policies as required by GAAP, refer to the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2004. The information in such report on Form 10-K has not materially changed since that report was filed. We consider our accounting policies to be critical to an understanding of our financial statements because their application requires significant judgment and reliance on estimations of matters that are inherently uncertain. Specific risks relate to the accounting policies applied in revenue recognition and the valuation of accounts receivable, the valuation of assets and determination of asset impairment, the measurement of acquired assets and assumed liabilities in business combinations, the accrual for self-insured liabilities for general and professional liability, workers’ compensation and health and dental claims, and valuation of deferred income tax assets.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Qualitative Disclosures

     We use interest rate swaps to hedge a significant portion of the fair value of our debt obligations and interest rate caps to limit our exposure to increases in interest rates.

     For our variable rate debt, changes in interest rates generally do not impact the market value of the debt instruments, but do affect our future income and cash flows. At March 31, 2005, we had $272 million of fixed rate debt outstanding that has been effectively converted to variable rate debt using interest rate swaps. Assuming that the balance of this debt remains constant, each one percentage point increase in the six-month LIBOR will result in an annual increase in interest expense, and a corresponding decrease in cash flows, of approximately $2.7 million. Conversely, each one percentage point decrease in the six-month LIBOR will result in an annual decrease in interest expense, and a corresponding increase in cash flows, of approximately $2.7 million. Increases in interest expense are limited by interest rate caps that reimburse us to the extent that the six-month LIBOR exceeds 7%.

     In addition, we have $115.5 million of variable rate debt outstanding as of March 31, 2005, which rates generally move in a manner similar to the six-month LIBOR. Assuming that the balance of this debt remains constant, each one percentage point increase in the six-month LIBOR will result in an annual increase in interest expense, and a corresponding decrease in cash flows, of approximately $1.2 million. Conversely, each one percentage point decrease in the six-month LIBOR will result in an annual decrease in interest expense, and a corresponding increase in cash flows, of approximately $1.2 million.

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

Quantitative Disclosures

     The table below presents principal or notional amounts and related weighted average interest rates by year of maturity for our debt obligations and interest rate swaps as of March 31, 2005:

								Estimated
								Fair Value of
	Maturity Date through March 31,							Liability
	2006	2007	2008	2009	2010	Thereafter	Total	(Asset)
	(dollars in thousands)
LONG-TERM DEBT:
Fixed Rate	$2,920	$3,117	$6,010	$26,560	$67,196	$322,865	$428,668	$445,229
Average Interest Rate	5.38%	5.38%	6.24%	4.82%	6.04%	7.94%	7.42%
Variable Rate	$1,328	$1,701	$1,723	$34,382	$59,510	$15,593	$114,237	$115,395
Average Interest Rate	3.63%	3.17%	3.03%	6.35%	5.32%	2.05%	5.16%
INTEREST RATE SWAPS:
(fixed to variable)
Notional Amount	—	—	—	—	—	$275,000	$275,000	$4,978
Average Pay Rate (variable rate)	—	—	—	—	—	6.85%	6.85%
Average Receive Rate (fixed rate)	—	—	—	—	—	8.31%	8.31%
INTEREST RATE CAPS:
Notional Amount	—	—	—	—	—	$150,000	$150,000	$(504)
Notional Amount	—	—	—	—	—	$125,000	$125,000	$5,823

     The above table incorporates only those exposures that existed as of March 31, 2005 and does not consider those exposures or positions which could arise after that date or future interest rate movements. As a result, the information presented above has limited predictive value. Our ultimate results with respect to interest rate fluctuations will depend upon the exposures that occur, our hedging strategies at the time and interest rate movements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     In accordance with Rule 15d — 15 (b) of the Securities Exchange Act of 1934, our management has evaluated, with the participation of our Chairman of the Board and Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Treasurer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the 2005 quarter. Based upon their evaluation of these disclosure controls and procedures, our Chairman of the Board and Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Treasurer concluded that the disclosure controls and procedures were effective as of the end of the 2005 quarter to ensure that material information relating to us (including our consolidated subsidiaries) was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

Changes in Internal Controls Over Financial Reporting

     There were no changes in our internal controls over financial reporting that occurred during the 2005 quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

     There were no material developments related to our legal proceedings during the 2005 quarter. For further information regarding our legal proceedings, refer to Item 3 — Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2004 as well as the paragraphs which discuss litigation and the Omnicare Preferred Provider Agreement in note 14 of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 6. Exhibits

The exhibits listed in the accompanying exhibit index are filed (except where otherwise indicated) as part of this Quarterly Report on Form 10-Q.

EXTENDICARE HEALTH SERVICES, INC.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTENDICARE HEALTH SERVICES, INC.

Date: May 13, 2005	By:	/s/ Richard L. Bertrand
Richard L. Bertrand
Senior Vice President, Chief Financial Officer and Treasurer and Director (Principal Accounting Officer)

EXTENDICARE HEALTH SERVICES, INC.

EXHIBIT INDEX

31.1	Certifications of Chairman of the Board and Chief Executive Officer.

31.2	Certifications of Senior Vice President, Chief Financial Officer and Treasurer.

32	Written Statement of Chairman of the Board and Chief Executive Officer and Senior Vice President, Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350.