Form 10-Q
period 2005-06-30
EXTENDICARE HEALTH SERVICES INC
filed 2005-08-11
CIK 1052024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
     Common Stock — 1,000 shares authorized, $1.00 par value per share; 947 shares issued and outstanding as of August 6, 2005. All issued and outstanding shares of Common Stock are held indirectly by Extendicare Inc., a publicly traded Canadian company.

EXTENDICARE HEALTH SERVICES, INC.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
EXTENDICARE HEALTH SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
REVENUES:
Nursing and assisted living facilities	$304,451	$225,660	$590,808	$450,086
Outpatient therapy	2,903	3,009	5,630	5,674
Other	4,994	4,659	10,057	9,069

	312,348	233,328	606,495	464,829
COSTS AND EXPENSES (INCOME):
Operating	243,312	190,599	483,739	380,055
General and administrative	10,128	7,333	19,737	14,823
Lease costs	5,784	2,229	10,392	4,493
Depreciation and amortization	12,267	8,831	22,607	17,512
Interest expense, net	9,868	4,384	18,012	10,969
Valuation adjustment on interest rate caps	939	4,320	2,237	4,393
Loss (gain) on disposal of assets and impairment of long-lived assets	5,070	(4,469)	4,622	(2,857)
Loss on refinancing and retirement of debt	—	5,978	275	6,332

	287,368	219,205	561,621	435,720

INCOME BEFORE INCOME TAXES	24,980	14,123	44,874	29,109
Income tax expense	9,681	5,297	17,521	10,936

NET INCOME	$15,299	$8,826	$27,353	$18,173

     The accompanying notes are an integral part of these condensed consolidated financial statements.

EXTENDICARE HEALTH SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2005 AND DECEMBER 31, 2004
(In thousands except share data)

	June 30,	December 31,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$9,929	$29,612
Accounts receivable, less allowances of $12,648 and $10,594, respectively	126,894	95,973
Supplies, inventories and other current assets	21,567	17,751
Income taxes receivable	—	1,654
Deferred state income taxes	2,947	2,664
Due from shareholder and affiliates:
Federal income taxes receivable	7,062	5,231
Deferred federal income taxes	14,600	13,258
Other	—	7,690

Total current assets	182,999	173,833
Property and equipment, net	746,665	446,085
Goodwill and other intangible assets, net	82,846	74,554
Deferred state income taxes	2,830	—
Other assets	42,284	41,485

Total Assets	$1,057,624	$735,957

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities:
Current maturities of long-term debt	$5,307	$1,071
Accounts payable	20,974	22,297
Accrued liabilities	133,991	99,920
Current portion of accrual for self-insured liabilities	12,500	18,000
Current portion of amounts due to shareholder and affiliates	2,974	2,975
Income taxes payable	961	—

Total current liabilities	176,707	144,263
Accrual for self-insured liabilities	22,956	19,725
Long-term debt and capital lease obligations	549,382	290,861
Deferred state income taxes	—	1,833
Other long-term liabilities	19,204	12,448
Due to shareholder and affiliates:
Deferred federal income taxes	6,914	1,853
Other	4,979	14,785

Total Liabilities	780,142	485,768

Shareholder’s Equity:
Common stock, $1 par value, 1,000 shares authorized, 947 shares issued and outstanding	1	1
Additional paid-in capital	209,503	209,221
Accumulated other comprehensive income	—	342
Retained earnings	67,978	40,625

Total Shareholder’s Equity	277,482	250,189

Total Liabilities and Shareholder’s Equity	$1,057,624	$735,957

     The accompanying notes are an integral part of these condensed consolidated financial statements.

EXTENDICARE HEALTH SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(In thousands)

	Six Months Ended	Six Months Ended
	June 30, 2005	June 30, 2004
OPERATING ACTIVITIES:
Net income	$27,353	$18,173
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,607	17,512
Amortization of deferred financing costs	925	839
Amortization of purchase accounting adjustments for leases and debt	(251)	—
Amortization of purchase accounting adjustments for below market resident leases	(1,165)	—
Provision for self-insured liabilities	4,037	3,300
Payment of self-insured liability claims	(7,209)	(4,897)
Deferred income taxes	3,497	(9,494)
Valuation adjustment on interest rate caps	2,237	4,393
Loss (gain) on disposal of assets and impairment of long-lived assets	4,622	(2,857)
Loss on refinancing and retirement of debt	275	6,332

Changes in assets and liabilities:
Accounts receivable attributable to Indiana and Pennsylvania provider tax	(17,618)	—
Accounts receivable	(10,207)	(2,513)
Other assets	573	10,538
Supplies, inventories and other current assets	2,951	(1,056)
Accounts payable	(4,153)	(2,950)
Accrued liabilities attributable to Indiana and Pennsylvania provider tax	10,904	—
Accrued liabilities	5,632	5,662
Income taxes payable/receivable	1,135	(166)
Current due to shareholder and affiliates	5,204	8,823

Cash provided by operating activities	51,349	51,639

INVESTING ACTIVITIES:
Payment for acquisition of Assisted Living Concepts, Inc (“ALC”)	(144,316)	—
Cash balances in ALC as of acquisition	6,547	—
Payments for other acquisitions	(8,218)	(6,454)
Payments for new construction projects	(13,106)	(6,943)
Payments for purchases of property and equipment	(11,437)	(11,747)
Proceeds from repayment of notes receivable	—	20,552
Proceeds from completion of divestiture agreement	—	10,000
Proceeds from sales of investments	976	4,894
Proceeds from sale of property and equipment	1,878	—
Changes in other non-current assets	(862)	(229)

Cash provided by (used in) investing activities	(168,538)	10,073

FINANCING ACTIVITIES:
Proceeds from Revolving Credit Facility to finance ALC acquisition	60,000	—
Proceeds from 6% EHI Term Note to finance ALC acquisition	55,000	—
Payments of long-term debt	(20,350)	(219,188)
Payments on line of credit	(8,000)	—
Proceeds from issuance of long-term debt	10,000	128,082
Payment of deferred financing costs	(125)	(5,306)
Payment of interest rate cap fee	—	(3,495)
Payment of tender and call premium and legal expenses	—	(6,921)
Proceeds from termination of interest rate swap and cap	—	2,615
Advances from shareholder and an affiliate	—	22,900
Other long-term liabilities	981	217

Cash provided by (used in) financing activities	97,506	(81,096)

Decrease in cash and cash equivalents	(19,683)	(19,384)
Cash and cash equivalents, beginning of period	29,612	48,855

Cash and cash equivalents, end of period	$9,929	$29,471

     The accompanying notes are an integral part of these condensed consolidated financial statements.

EXTENDICARE HEALTH SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(In thousands)

	Six Months Ended	Six Months Ended
	June 30, 2005	June 30, 2004
Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$16,455	$10,235
Income tax payments, net of refunds	14,581	2,921

Supplemental schedule of non-cash investing and financing activities:
The Company acquired all of the capital stock of Assisted Living Concepts, Inc. for $144,316. In connection with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$316,984	$—
Cash paid	(144,316)	—

Liabilities assumed	$172,668	$—

Capital lease obligations incurred to purchase properties — See Notes 7 and 9	$12,822	$—

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
Basis of Presentation
     The accompanying condensed consolidated financial statements as of, and for the three months and six months ended June 30, 2005 and 2004 are unaudited and have been prepared in accordance with the instructions to Form 10-Q. Such financial statements do not include all of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete statements. In the opinion of the Company’s management, all adjustments necessary for a fair presentation of such financial statements have been included. The condensed consolidated balance sheet information as of December 31, 2004 has been derived from the Company’s audited consolidated financial statements.
     The condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management’s most significant estimates include revenue recognition and valuation of accounts receivable, provision for Medicaid and Medicare revenue rate settlements, the measurement of acquired assets and assumed liabilities in business combinations, valuation of assets and determination of asset impairment, self-insured liabilities for general and professional liability, workers’ compensation and health and dental claims, and valuation of deferred income tax assets. There can be no assurance given that a future provision will not be required, if the estimates of value change or actual results differ from the estimates made.
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
2. New Accounting Policies
a) Accounting for Acquisitions
     The Company accounts for acquisitions in accordance with FASB No. 141, “Business Combinations”. In October 2002, the Emerging Issues Task Force, or EITF, issued EITF 02-17, “Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination”, which provides implementation guidance in accounting for intangible assets in accordance with FASB No. 141. The Company has adopted EITF 02-17 in the identification of and accounting for acquired customer relationships (“resident relationships”) in respect of the acquisition of Assisted Living Concepts, Inc. (“ALC”).

     The Company assesses the fair value of acquired assets which include land, building, furniture and equipment, licenses, resident relationships and other intangible assets, and acquired leases and liabilities. In respect of the valuation of the real estate acquired, the Company calculates the fair value of the land and buildings, or properties, using an “as if vacant” approach. The fair value of furniture and equipment is determined on a depreciated replacement cost basis. The value of resident relationships and below (or above) market resident contracts are determined based upon the valuation methodology outlined in note 2 (b) and (c). The Company allocates the purchase price of the acquisition based upon these assessments with, if applicable, the residual value purchase price being recorded as goodwill. These estimates were based upon historical, financial and market information. Imprecision of these estimates can affect the allocation of the purchase price paid on the acquisition of facilities between intangible assets and liabilities and the properties and goodwill values determined, and the related depreciation and amortization.
b) Resident Relationships
     Resident relationships represent the assets acquired by virtue of acquiring a facility with existing residents and thus avoiding the cost of obtaining new residents, plus the value of lost net resident revenue over the estimated lease-up period of the property. In order to effect such purchase price allocation, management is required to make estimates of the average facility lease-up period, the average lease-up costs and the deficiency in operating profits relative to the facility’s performance when fully occupied. Resident relationships are amortized on a straight-line basis over the estimated average resident stay at the facility. The estimated average resident stay determined for the ALC residents was 36 months. Amortization of resident relationships is included within amortization expense in the condensed consolidated statement of income. Amortization of $0.9 million was recorded for the cumulative impact of resident relationships for the five month period ended June 30, 2005.
c) Below (or above) Market Resident Contracts
     Below (or above) market resident contracts represent the value of the difference between amounts to be paid pursuant to the in-place resident contracts and management’s estimate of the fair market value rate, measured over a period of either the average resident stay in the facility, or the period under which the Company can change the current contract rates to market. The amortization period for the ALC acquisition is 24 months. Amortization of below (or above) market resident contracts are included in revenues in the condensed consolidated statement of income. Amortization of $1.2 million was recorded for the cumulated impact of below market resident contracts for the five month period ended June 30, 2005.
3. New Accounting Pronouncements
     In March 2005, the FASB issued FASB Interpretation No. 47, or FIN 47, “Accounting for Conditional Asset Retirement Obligations”, which becomes effective for interim or annual periods ending after December 15, 2005. FIN 47 requires that either a liability be recognized for the fair value of a legal obligation to perform asset-retirement activities that are conditional on a future event if the amount can be reasonably estimated; or, where it can not, that disclosure of the liability exists, but has not been recognized and the reasons why a reasonable estimate can not be made. The Company is currently evaluating its asset portfolio to determine whether FIN 47 is applicable. Quantifiable liabilities will be recorded as a capitalized cost, net of accumulated depreciation, based upon the date when the liabilities were incurred; and the cumulative impact of depreciation will be reported through retained earnings in the year of adoption.
     In May 2005, the FASB issued FASB No. 154, “Accounting Changes and Error Corrections”, which becomes effective for interim or annual periods ending after December 15, 2005. FASB No. 154 requires retrospective application for voluntary changes in accounting principles, unless it is impracticable to do so, and therefore, if applicable, will require restatement of previously issued financial statements for any voluntary change as if the accounting principle had always been used.

4. Acquisition of Assisted Living Concepts, Inc.
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
     The estimated impact of the acquisition on each asset and liability category in the Company’s condensed consolidated balance sheet is as follows as of January 31, 2005:

(in thousands)
ASSETS:
Cash, net of cash used to finance the acquisition	$(22,652)
Accounts receivable	3,003
Other current assets	8,308

Total current assets	(11,341)
Property, plant and equipment	284,223
Resident relationships intangible	6,357
Goodwill	2,529
Other long-term assets	6,016

Total assets	$287,784

LIABILITIES:
Current maturities of long-term debt	$3,418
Other current liabilities	19,850

Total current liabilities	23,268
Long-term debt:
Long-term debt of ALC assumed	141,046
Proceeds from 6% from EHI Term Loan to finance acquisition	55,000
Proceeds from revolving credit facility to finance acquisition	60,000

Total long-term debt	256,046
Other long term liabilities	8,470

Total liabilities	$287,784

     The above reflects the preliminary purchase price allocation. In the second quarter of 2005, the Company completed its determination of the value of resident relationships and below market resident contracts and adjusted other asset and liability values quantified upon its initial valuation. The Company continues to be in the process of, and will complete by December 2005 the valuation of net assets acquired. Based on this valuation, the purchase price allocation for accounting purposes may be adjusted in future periods.
     The operations of ALC are included in the condensed consolidated statements of income and the condensed consolidated statement of cash flows beginning February 1, 2005. The assets and liabilities of ALC are included within our condensed consolidated balance sheet as of June 30, 2005.

     Below is pro forma income statement information of the Company prepared assuming the acquisition of ALC occurred as of January 1, 2004 and is consolidated with the Company’s statement of income. This pro forma information includes purchase accounting adjustments but does not include estimated cost savings.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
	(in thousands)
Total revenues	$312,348	$277,029	$621,605	$552,484

Income before income taxes	24,980	14,461	44,060	29,893

Net income	15,299	9,824	26,858	19,897
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
     In January 2005, the Company entered into a Memorandum of Understanding (“MOU”) and later two new master lease agreements with LTC Properties, Inc. (“LTC”) in respect of 37 facilities leased to ALC by LTC. Under the terms of the MOU and master lease agreements, which became effective January 1, 2005, the Company agreed to increase the annual rent paid to LTC by $250,000 per annum for each of the successive four years, commencing on January 1, 2005, and amended the terms relating to inflationary increases. Formerly, the 37 leases had expiration dates ranging from 2007 through 2015. Under the terms of the master lease agreements, the initial 10 year lease term commenced on January 1, 2005, and there are three successive 10 year lease renewal terms at the option of the Company. There are no significant economic penalties to the Company if it decides not to exercise the renewal options. The aggregate minimum rent payments for the LTC leases for the calendar years 2005 through 2008 will be $9.4 million, $9.8 million, $10.2 million and $10.7 million, respectively. The minimum rent will increase by 2% over the prior year’s minimum rent for each of the calendar years 2009 through 2014. Annual minimum rent during any extended term will increase a minimum of 2% over the minimum rent of the immediately preceding year. The MOU provides that LTC will not assert certain events of default against ALC under the original leases. In accordance with FASB Technical Bulletin 85-3, the Company accounts for the effect of scheduled rent increases on a straight-line basis over the lease term.

5. Other Acquisitions and New Construction
     On June 1, 2005, the Company acquired a nursing facility (127 beds) in Kentucky for $8.2 million in cash. The Company will complete by December 2005 the valuation of net assets acquired. Based upon this valuation, the purchase price allocation for accounting purposes may be adjusted in future quarters. The estimated impact of the acquisition on each asset category based upon the preliminary purchase price allocation is as follows:

(in thousands)
Cash used to finance the acquisition	$(8,219)
Other current assets	(4)

Total current assets	(8,223)
Property, plant and equipment	7,360
Goodwill and other intangible assets	863

Total assets	$—

     In April and May 2005, the Company completed five construction projects that resulted in the opening of one new assisted living facility (60 units), and increased the operational capacity at three assisted living facilities (75 units) and one nursing facility (18 beds).
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
6. Approval of Indiana, Pennsylvania and Washington State Plans and Amendments Relating to Medicaid Revenues
     In May 2005, the State of Indiana announced that it had received approval from the Centers for Medicare and Medicaid Services (“CMS”) of a state plan amendment and waiver, which increased federal funding to the Medicaid program retroactively back to July 1, 2003. The state plan amendment was approved by the State and revenue rates announced in June 2005. As a result, in the second quarter of 2005, the Company recognized incremental revenues pertaining to the state plan amendment of $11.0 million and provider tax expense of $6.3 million relating to the period from July 1, 2003 to December 31, 2004. In addition, the Company also recognized incremental revenues of $4.3 million and provider tax expense of $2.5 million relating to the period from January 1, 2005 through June 30, 2005. The receipt of the aggregate incremental revenues pertaining to the Indiana state plan amendments of $15.3 million, and payment of the aggregate provider taxes of $8.8 million is anticipated to occur in the third and fourth quarters of 2005, and therefore, are reflected within accounts receivable and accrued liabilities, respectively.
     In January 2005, the States of Pennsylvania and Washington received approval from CMS for state plan amendments and waivers, which increased federal funding for their Medicaid programs and provided nursing facilities with revenue rate increases to offset new state provider taxes. The Washington approval had no impact on the Company’s income. In March 2005 the State of Pennsylvania officially approved and committed to the state plan amendment and waiver. As a result of the Pennsylvania approval, in the first quarter of 2005, the Company recognized incremental revenues pertaining to the state plan amendment of $16.5 million and provider tax expense of $13.3 million relating to the period from July 1, 2003 to December 31, 2004. All but $2.3 million of revenues, which is included in accounts receivable, were received, and all but $2.1 million of provider taxes, which are included within accrued liabilities, was paid in the second quarter of 2005. Offsetting this, the State of Pennsylvania published its final Medicaid rates for the period commencing July 1, 2004, which resulted in a reduction of previously accrued revenues of $0.6 million.

7. Property and Equipment, Net
     Below is a summary of activity for property and equipment, including properties under capital leases:

	Six Months Ended
	2005	2004
	(in thousands)
Balance at beginning of period	$446,085	$448,743

Properties and equipment acquired in acquisition of ALC	284,223	—
Other acquisitions	7,360	5,898
Properties acquired under capital leases — see Note 9	12,822	—
Purchases of properties and equipment	11,437	11,747
Payments for new constructions projects	13,106	6,943
Depreciation and amortization	(21,156)	(16,944)
Impairment of long-lived assets	(5,700)	(1,362)
Disposals and other	(1,512)	(7)

Balance at end of period	$746,665	$455,018

8. Other Assets
     Other assets consisted of:

	June 30,	December 31,
	2005	2004
	(in thousands)
Deferred financing costs, net	$10,896	$11,828
Non-current accounts receivable from Medicare and Medicaid programs	9,641	10,214
Non-current accounts receivable from non-affiliated long-term care operators	10,445	9,469
Indemnification escrow	3,700	3,700
Funds held under deferred compensation plan	2,041	2,001
Debt service and capital expenditure trust funds	2,146	309
Cash held by bank as collateral for ALC letters of credit	1,019	—
Prepaid interest rate cap fee	284	984
Other	2,112	2,980

	$42,284	$41,485

Medicare and Medicaid Settlement Receivables
     Medicare and Medicaid settlement receivables consisted of:

	June 30,	December 31,
	2005	2004
	(in thousands)
Total settlement receivables from Medicare and Medicaid programs, less contractual allowance of $4,370	$15,634	$16,954
Less: Current portion of Medicare and Medicaid settlement receivables (included in accounts receivable)	5,993	6,740

Non-current portion of Settlement Accounts Receivable	$9,641	$10,214

     The settlement receivable balances primarily relate to reimbursable Part A co-insurance receivables under Medicare, which amounted to $12.8 million and $10.6 million as of June 30, 2005 and December 31, 2004, respectively. The remaining amounts relate to amounts the Company expects to realize under Medicare and Medicaid retrospective reimbursement programs.
Advances and Amounts Due from Non-Affiliated Long-term Care Operators
     The Company has provided working capital advances to non-affiliated long-term care operators of $10.4 million, of which $7.3 million are to long-term care operators that the Company provides consulting services to, and $3.1 million (net of allowance) is to Lakeside Health L.L.C. (“Lakeside Health”) as outlined below.
     In August 2004, the Company transferred the operations of the Lakeside nursing facility in Chippewa Falls, Wisconsin to Lakeside Health, a subsidiary of Benedictine Health Dimensions, Inc. (“Benedictine”) under a three-year lease arrangement. The transfer of operations was in response to facility citations for survey deficiencies and an agreement with the State of Wisconsin to transfer the operations to a new licensee. Under the terms of the agreement, Lakeside Health is responsible for all operating costs, including rent payable to the Company and management fees payable to Benedictine. The Company receives rental income of $0.5 million per annum; however, it is responsible for funding Lakeside Health’s operating losses from the nursing facility, as defined in the agreement, and to provide working capital advances sufficient to maintain an operating cash account of $1.5 million. If, beginning after a date which is 60 days after the facility has cleared all regulatory deficiencies in existence as of July 31, 2004, Lakeside Health incurs operating losses totaling more than $3 million, or if Lakeside Health incurs operating losses for any consecutive three month period in excess of $1 million, the Company may terminate the agreement. In September 2004, Lakeside Health cleared all regulatory deficiencies existing as of July 31, 2004. Losses by Lakeside Health have met the $3 million financial maximum, however the Company has not, as yet, terminated the contract. Lakeside Health reported a net loss of $1.1 million and $2.8 million for the three months and six months ended June 30, 2005, respectively, and a net loss of $1.8 million for the five months ended December 31, 2004. The Company has provided for possible non-collection of advances to Lakeside Health in its condensed consolidated statements of income. As of June 30, 2005, the Company has a receivable of $3.1 million for advances to Lakeside Health. These advances are secured by a first security interest in Lakeside Health’s accounts receivable and are repayable from the assets and future cash flow of Lakeside Health, if any.
     As a result of regulatory issues and the continued poor financial performance of Lakeside Health, the Company has held discussions with Benedictine and the State of Wisconsin in respect of various options. The Company anticipates conclusion of these discussions in the third quarter. However, based upon the poor financial and operating performance of Lakeside Health, in the second quarter of 2005, the Company recorded an asset impairment provision of $5.7 million to reduce the carrying value of the Lakeside property from $6.1 million to $0.4 million. In the fourth quarter of 2004, the Company had recorded an asset impairment of $6.8 million to reduce the value of the property to $6.2 million, and had assumed improvement in operations at Lakeside Health that did not transpire. The Company determined the reduced asset value of $0.4 million based upon the estimated market value of the property.

9. Line of Credit and Long-term Debt
Summary of Long-term Debt
     Long-term debt consisted of the following:

	June 30,	December 31
	2005	2004
	(in thousands)
9.50% Senior Notes due 2010	$149,734	$149,714
6.875% Senior Subordinated Notes due 2014	122,137	122,022
Revolving Credit Facility due 2009, at variable interest rates	62,000	—
6.00% EHI Term Note due 2010	55,000	—
6.24% Red Mortgage Capital Note due 2014	36,858	—
GE Capital Term Loan and Credit Facility, at variable interest rates, due 2009	35,272	—
DMG Mortgage notes payable, interest rates ranging from 7.58% to 8.65%, due 2008	27,816	—
Revenue Bonds, at variable interest rates, maturing through 2018	21,995	—
Capital lease obligations, interest rates ranging from 2.84% to 13.54%, maturing through 2009	12,397	11
Oregon Trust Deed Notes, interest rates ranging from 0.25% to 10.90%, maturing from 2020 through 2026	9,714	—
HUD Insured Mortgages, interest rates ranging from 7.40% to 7.55%, due 2036	7,709	—
6.00% EI Term Note due 2010	8,900	—
Other mortgage notes payable, interest rates ranging from 3.0% to 7.25%, maturing through 2009	4,202	9,730
Industrial Development Revenue Bond due 2014	—	9,500
6.25% Industrial Development Revenue Bond, maturing 2008	955	955

Long-term debt before current maturities	554,689	291,932
Less current maturities	5,307	1,071

Total long-term debt	$549,382	$290,861

     As at June 30, 2005, certain long-term debt instruments are secured by assets of, and have restrictive covenants that apply to the Company, exclusive of ALC and its subsidiaries. Certain long-term debt instruments of ALC and its subsidiaries are secured by, and have restrictive covenants that apply only to, specific subsidiaries of, and to ALC. Additional information related to these long-term debt instruments are outlined below.
Revolving Credit Facility
     The Company established a senior secured revolving credit facility (the “Revolving Credit Facility”) in June 2002. In connection with the April 2004 offering of the 2014 Notes, the Company amended and restated the Revolving Credit Facility to, among other things, extend the maturity date from June 28, 2007 to June 28, 2009 and increase the total borrowing capacity from $105 million to $155 million. In January 2005, the Company amended its Revolving Credit Facility to permit the loan from EHI to partially finance the ALC acquisition. ALC’s debt is non-recourse to the Company and its subsidiaries that existed prior to the acquisition of ALC. ALC’s debt and earnings are excluded from existing financial covenants under the Company’s Revolving Credit Facility and certain restrictions in the Revolving Credit Facility do not apply to ALC and its subsidiaries. The Company is restricted from borrowing under the Revolving Credit Facility, or with limited exceptions otherwise making investments, to support ALC and its subsidiaries, and all cash flow from ALC is retained within the ALC operation. As of June 30, 2005, ALC’s cash balance was $7.0 million. In the table above, the debt of ALC and its subsidiaries is listed after the caption “6.0% EHI Term Note due 2010” for $55 million and before the caption “6% EI Term Note due 2010” for $8.9 million.
     The Revolving Credit Facility is used to back letters of credit and for general corporate purposes. Borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at the Eurodollar rate or the prime rate, plus applicable margins. Depending upon the Company’s senior leverage ratio, the interest rate is equal to the Eurodollar rate plus a margin of 2.50% to 3.25% per annum or the base rate plus a margin of 1.50% to 2.25% per annum. The commitment fee is 0.50% per annum on the undrawn capacity.

     The Revolving Credit Facility is guaranteed by EHI and by the Company’s material domestic subsidiaries (“the subsidiary guarantors”) other than the subsidiaries of ALC and is secured by certain tangible and intangible assets of EHI, the Company and the subsidiary guarantors (other than ALC), including certain real property and, with certain exceptions, substantially all of the personal property of EHI, the Company and the subsidiary guarantors (other than ALC). The collective group of ALC subsidiaries that are non-guarantors have been determined to be minor. The Revolving Credit Facility is also secured by a pledge of 65% of the voting stock of the Company’s foreign subsidiaries, including the Company subsidiary guarantor’s foreign subsidiaries, if any. The Revolving Credit Facility contains customary covenants and events of default and is subject to various mandatory prepayment and commitment reductions. The Company is permitted to make voluntary prepayments at any time under the Revolving Credit Facility.
     As of June 30, 2005 the Company had borrowings under the Revolving Credit Facility of $62.0 million as a result of the acquisition of ALC as of January 31, 2005. There were no borrowings as of December 31, 2004. The unused portion of the Revolving Credit Facility that is available for working capital and corporate purposes, after reduction for outstanding letters of credit of $17.4 million, was $75.6 million as of June 30, 2005.
     The Revolving Credit Facility requires the Company to comply with various financial covenants, including fixed charge coverage, debt leverage, and tangible net worth ratios.
     In August 2005, the Company amended and restated the Revolving Credit Facility. For additional information refer to Note 19 on Subsequent Events.
6.0% EHI Term Note due 2010
     In January 2005, Extendicare Inc. advanced $55 million to EHI who, in turn, advanced $55 million to the Company to partially finance the ALC acquisition. The Term Note has a term of five years and bears interest at 6%. The Term Loan can be repaid at any time by the Company.
6.24% Red Mortgage Capital Note due 2014
     The Red Mortgage Capital Note has a fixed interest rate of 6.24%, with a 25-year principal amortization, and is secured by 24 ALC assisted living facilities. The Red Mortgage Capital Note was entered into by subsidiaries of ALC and is non-recourse to the Company, but subject to a limited guaranty by ALC.
GE Capital Term Loan and Credit Facility due 2009
     The GE Capital Term Loan (“GE Term Loan”) and the GE Capital Credit Facility (“GE Credit Facility”) were entered into by subsidiaries of ALC in December 2003. The GE Term Loan and GE Credit Facility mature in 2009 and are secured by a collective pool of 30 ALC assisted living facilities. The GE Term Loan requires monthly interest payments and principal reductions based on a 25-year principal amortization schedule, with a balloon payment at maturity. The Company has a $15.0 million credit facility with GE, which has the same payment terms as the GE Term Loan. Under the GE Credit Facility, a fee is charged on the unused borrowing capacity at a rate of 0.75% per year, which is paid quarterly. Both the GE Term Loan and GE Credit Facility accrue interest at LIBOR plus 4.0%, with an interest rate floor of 5.75%. The GE Term Loan and the GE Credit Facility both contain financial covenants that require a certain level of financial performance for the GE- financed ALC assisted living facilities. The GE Term Loan and GE Credit Facility were entered into by subsidiaries of ALC and are non-recourse to ALC, subject to a limited guaranty by ALC. ALC had no borrowings on the GE Credit Facility as of June 30, 2005.
     In August 2005, the Company repaid, in full, the GE Term Loan and terminated the GE Credit Facility. For additional information refer to Note 19 on Subsequent Events.
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

Revenue Bonds
     Revenue Bonds include three variable rate revenue bonds secured by 15 ALC assisted living facilities located in the States of Washington, Idaho and Ohio. ALC has a series of Reimbursement Agreements with U.S. Bank for letters of credit that support certain of ALC’s variable rate revenue bonds. The letters of credit expire in October 2005 and have an annual commitment fee of approximately 2.0%. The total amount of these letters of credit was approximately $22.8 million as of June 30, 2005. The Washington bonds had an interest rate of 2.55% at June 30, 2005 and are secured by a $6.8 million letter of credit and buildings, land, furniture and fixtures of the five Washington assisted living facilities. The Idaho bonds had an interest rate of 2.55% at June 30, 2005 and are secured by a $5.9 million letter of credit and buildings, land, furniture and fixtures of four Idaho assisted living facilities. The Ohio bonds had an interest rate of 2.52% at June 30, 2005 and are secured by a $9.8 million letter of credit and buildings, land, furniture and fixtures of six Ohio assisted living facilities.
     Under debt agreements relating to the Revenue Bonds, ALC is required to comply with the terms of certain regulatory agreements until the scheduled maturity dates of the Revenue Bonds that provide, among other things, that in order to preserve the federal income tax exempt status of the bonds, ALC is required to lease at least 20% of the units of the projects to low or moderate income persons as defined in Section 142(d) of the Internal Revenue Code. There are additional requirements as to the age and physical condition of the residents with which the Company must also comply. Non-compliance with these restrictions may result in an event of default and cause acceleration of the scheduled repayment, fines and other financial costs.
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
Capital Lease Obligations
     In March 2005, the Company amended lease agreements with Assisted Living Facilities, Inc., (“ALF”) an unrelated party, relating to five ALC assisted living facilities located in Oregon. The amended lease agreements provide ALC with an option to purchase the facilities in 2009 at a fixed price. The option to purchase was determined to be a bargain purchase price, requiring that the classification of these leases be changed from operating to capital. As a result, a capital lease obligation of $12.8 million was recorded, which represents the estimated market value of the properties as of the lease amendment date and also approximates the present value of future payments due under the lease agreements, including the purchase option payment. The option to purchase must be exercised prior to July 1, 2009 with closing on or about December 31, 2009.
Oregon Trust Deed Notes
     The Oregon Trust Deed Notes are secured by buildings, land, furniture and fixtures of six Oregon ALC assisted living facilities. The notes are payable in monthly installments including interest at effective rates ranging from 7.4% to 9.0%.
     Under debt agreements relating to the Oregon Trust Deed Notes, ALC is required to comply with the terms of certain regulatory agreements until the scheduled maturity dates of the Revenue Bonds. Those regulatory agreements provide, among other things, that in order to preserve the federal income tax exempt status of the bonds, ALC is required to lease at least 20% of the units of the projects to low or moderate income persons as defined in Section 142(d) of the Internal Revenue Code. There are additional requirements as to the age and physical condition of the residents with which the Company must also comply. Non-compliance with these restrictions may result in an event of default and cause acceleration of the scheduled repayment, fines and other financial costs. A capital replacement escrow account is required to be maintained to cover future expected capital expenditures.

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
6.0% EI Term Note due 2010
     Effective April 1, 2005, the non-interest bearing advance of $8.9 million by Extendicare to the Company was converted to a Term Note. The Term Note has a term of five years and bears interest at 6%. The Term Loan can be repaid at any time by the Company.
Mortgage Notes Payable
     In February 2005, the Company prepaid in full a mortgage totaling $5.3 million which resulted in a charge to income of $0.2 million to write off deferred financing costs.
Industrial Development Revenue Bond due 2014
     In January 2005, the Company prepaid in full a $9.5 million Variable Rate Industrial Development Revenue Bond due 2014, which resulted in a pre-tax charge to income of $0.1 million to write off deferred financing costs.
10. Accounting for Derivative Instruments and Hedging Activities
Objectives and Strategies
     As of June 30, 2005, the Company has approximately $435.4 million of fixed rate debt outstanding. To hedge the fair value of fixed-rate Senior Note and Senior Subordinated Note debt obligations, the Company has entered into interest rate swap agreements with a total notional amount of $275 million under which it pays a variable rate of interest and receives a fixed rate of interest. These interest rate swaps are designated as fair value hedges under SFAS 133 and changes in the market value of the interest rate swaps have no impact on the statements of income unless they are terminated or are no longer designated as hedges. In addition, the Company has entered into interest rate cap agreements to limit its exposure to increases in interest rates.
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
     As of June 30, 2005, the fair value of the interest rate swaps designated as fair value hedges is an asset of $2.4 million and is offset by a liability of $2.4 million relating to the changes in market value of the hedged items (long-term debt obligations). As of June 30, 2005, the fair value of the 2010 Cap is an asset of $0.3 million recorded in other long-term assets and the fair value of the 2014 Cap is a liability of $6.3 million recorded in other long-term liabilities.
     The fair value of the Company’s interest rate caps are dependent on projected six-month LIBOR and the projected volatility of these rates. As a result of market changes relating to these factors in 2005, the value of the Company’s interest rate caps declined, resulting in a valuation adjustment expense of $0.9 million and $2.2 million for the three months and six months ended June 30, 2005, respectively. For the three months and six months ended June 30, 2004, the Company reported valuation adjustment expense of $4.3 million and $4.4 million, respectively.

11. Due to Shareholder and Affiliate
     The Company had non-interest bearing amounts due from (to) its shareholder and affiliates as follows:

		June 30,	December 31,
Affiliate	Purpose	2005	2004
		(in thousands)
		Receivable (payable)
Current assets:
Extendicare Holdings, Inc.	Federal income taxes receivable	$7,062	$5,231
Extendicare Holdings, Inc.	Deferred federal income taxes	14,600	13,258
Extendicare Inc.	Working capital advances	—	7,690

		21,662	26,179

Current liabilities:
Virtual Care Provider, Inc.	Working capital advances	(3,000)	(3,000)
The Northern Group, Inc.	Intercompany operating expenses	17	19

Laurier Indemnity Company, Ltd.	Intercompany insurance premium	6	3

Extendicare Holdings, Inc.	Working capital advances	3	3

		(2,974)	(2,975)

Long-term liabilities:
Extendicare Holdings, Inc.	Deferred federal income taxes	(6,914)	(1,853)

Other:
Extendicare Inc.	Advances	—	(8,900)
Extendicare Inc.	Advances	2,300	1,218
Extendicare Holdings, Inc.	Advances	(3,483)	(3,483)
Virtual Care Provider, Inc.	Advances	(3,796)	(3,620)

		(4,979)	(14,785)

		$6,795	$6,566

     In addition to the above, as of June 30, 2005, the Company owes Extendicare two Term Loans in the amounts of $55.0 million and $8.9 million that are included in long-term debt. In January 2005, Extendicare advanced $55 million to EHI, which, in turn, advanced $55 million as a Term Loan to the Company to partially finance the ALC acquisition. This Term Note has a term of five years and bears interest at 6%. Effective April 1, 2005, the $8.9 million advance to the Company was converted to a Term Note with a term of five years bearing interest at 6%. These Term Notes can be repaid at any time by the Company.
12. Loss (Gain) on Disposal of Assets and Impairment of Long-lived Assets
     The following summarizes the components of the loss (gain) on the disposal of assets and impairment of long-lived assets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(in thousands)
Impairment of Lakeside nursing facility in Wisconsin	$5,700	$—	$5,700	$—
Gain on sale of MetLife common shares	(630)	—	(630)	$—
Gain on sale of Maryland property	—	—	(448)	—
Completion of Divestiture Agreement with Greystone	—	(4,872)	—	(4,872)
Loss on repayment of notes due from Tandem	—	1,266	—	1,266
Gain on sale of Omnicare shares to Extendicare	—	(863)	—	(863)
Impairment of nursing facility in Indiana	—	—	—	1,612

	$5,070	$(4,469)	$4,622	$(2,857)

     As a result of regulatory issues and the continued poor financial performance of Lakeside Health, in the second quarter of 2005, the Company recorded an asset impairment provision of $5.7 million to reduce the carrying value of the Lakeside property from $6.1 million to $0.4 million. In the fourth quarter of 2004, the Company had recorded an asset impairment of $6.8 million to reduce the value of the property to $6.2 million, and had assumed improvement in operations at Lakeside Health that did not transpire.
     In the second quarter 2005, the Company sold for $1.0 million in cash, 22,619 shares of MetLife resulting in a pre-tax gain of $0.6 million. The shares were formerly held as a long-term investment.
     In the first quarter 2005, the Company sold for $1.9 million in cash a property in Maryland that formerly was a nursing facility, but was closed in 1998. The pre-tax gain on this disposition was $0.4 million.
     In June 2004, the Company concluded a deferred sales transaction with Greystone Tribeca Acquisition, L.L.C. (“Greystone”), by receipt of the final consideration of $10.0 million on the Vendor Take Back Note plus $2.6 million of interest, which completed the September 2000 Divestiture Agreement. Finalizing this transaction resulted in recognition in the second quarter of 2004 of a pre-tax gain of $4.9 million and interest income of $1.7 million.
     As of December 31, 2003, the Company held $21.4 million in notes receivable due from Tandem. In February 2004, Tandem refinanced two of its nursing facilities and the Company subsequently received prepayment in full of $4.4 million of the notes receivable held in respect of these properties. In June 2004, the Company accepted and received a cash prepayment of $16.2 million for the remaining $17.0 million of notes receivable due from Tandem. After payment of the associated selling expenses of $0.5 million, the Company recognized a pre-tax loss of $1.3 million, which is recognized in loss on disposal of assets on the condensed consolidated statement of income.
     In May 2004, Extendicare purchased for market value all of the Company’s investment of 125,000 common shares in Omnicare, Inc. (“Omnicare”) for $4.9 million in cash, which resulted in a pre-tax gain of $0.9 million.
     In March 2004, the Company concluded the evaluation of two nursing facilities that operate adjacent to one another in Indiana, both of which require capital renovations. After evaluation of the respective operations, the Company made a decision, subject to State of Indiana approval, to consolidate the two operations into one renovated facility. As a result of the decision to close the one facility, the Company recorded a provision of $1.6 million for impairment of long-lived assets in 2004. The consolidation of the two operations was approved by the State of Indiana and closure of the one facility completed in the second quarter of 2005.
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

	Medicare, Medicaid	Resident and
	and Supplier	Employee
	Claims	Claims	Other	Total
	(in thousands)
Balance December 31, 2003	$6,637	$494	$160	$7,291
Provisions (charges) (1)	(3,198)			(3,198)
Cash Payments	(1,410)	—	(160)	(1,570)

Balance December 31, 2004	2,029	494	—	2,523

Cash Payments	(963)	—	—	(963)

Balance June 30, 2005	$1,066	$494	$—	$1,560

(1)	Provisions (charges) for 2004 include a $3.2 million write-off of previously accrued Medicare claims receivable relating to discontinued operations.

13. Loss on Refinancing and Retirement of Debt
     The following summarizes the components of the loss on refinancing and retirement of debt:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
		(in thousands)
Loss on early retirement of Mortgage Note (note 9)	$—	$—	$140	$—
Loss on early retirement of 2007 Notes		9,280	—	9,280
Loss on early retirement of Industrial Development Revenue Bond (note 9)	—	—	135	354
Gain on termination of interest rate swap and cap	—	(3,302)	—	(3,302)

	$—	$5,978	$275	$6,332

14. Interest expense, net
     The following summarizes the components of interest expense, net:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
		(in thousands)
Interest expense	$10,179	$6,658	$18,736	$14,858
Interest income	(311)	(2,274)	(724)	(3,889)

	$9,868	$4,384	$18,012	$10,969

15. Lease Commitments
     As of June 30, 2005, as a lessee, the Company was committed under non-cancelable leases requiring future minimum rentals, based upon calendar year ends, as follows:

	Operating	Capital
	Leases	Leases	Total
		(in thousands)
Year Ended December 31:
2005	$10,744	$567	$11,311
2006	18,586	1,156	19,742
2007	16,651	1,185	17,836
2008	16,886	1,215	18,101
2009	16,881	11,557	28,438
After 2009	82,439	—	82,439

Total minimum payments	162,187	15,680	177,867
Less imputed interest	—	3,283	3,283

Net minimum lease payments	$162,187	$12,397	$174,584

     ALC has five leased properties with ALF in the State of Oregon and five leased properties with LTC in the State of Washington. Both lessors obtained funding for these leased properties through the sale of Revenue Bonds that contain certain conditions in conjunction with the State of Oregon, Housing and Community Services Department (“OHCS”) for the ALF leases, and the Washington State Housing Finance Commission (“WSHFC”) for the LTC leases. Pursuant to the Lease Approval Agreements with OHCS and WSHFC and the lessor, the agreement obligates ALC to comply with the terms and conditions of the underlying trust deed relating to the leased properties and to comply with the terms of certain regulatory agreements until the scheduled maturity dates of the Revenue Bonds. The Lease Approval Agreements provide, among other things, that in order to preserve the federal income tax exempt status of the bonds, ALC is required to lease at least 20% of the units of the projects to low or moderate income persons as defined in Section 142(d) of the Internal Revenue Code. There are additional requirements as to the age and physical condition of the residents with which the Company must also comply. Non-compliance with these restrictions may result in an event of default to the lessor and termination of the lease for the Company. A capital replacement escrow account is required to be maintained for the ALF leases to cover future expected capital expenditures.
     As of June 30, 2005, the Company had issued $2.3 million in letters of credit (of which $0.9 million pertain to ALC) as security for landlords of leased properties. The letters of credit are renewed annually and have maturity dates ranging from August 2005 to May 2006.
16. Other Commitments and Contingencies
Capital Expenditures
     As of June 30, 2005, the Company had capital expenditure purchase commitments outstanding of approximately $8.8 million not including commitment on new construction projects discussed below.
     As of June 30, 2005, the Company had 12 new construction projects in progress, which are expected to add 1534 nursing beds and 243 assisted living units. The total estimated cost of the projects is $44.8 million, and they are expected to be completed in 2005 and 2006. Costs incurred through June 30, 2005 on these projects were approximately $7.1 million and purchase commitments of $3.9 million are outstanding.
Insurance and Self-insured Liabilities
     The Company insures certain risks with affiliated insurance subsidiaries of Extendicare and third-party insurers. The insurance policies cover comprehensive general and professional liability (including malpractice insurance) for the Company’s health providers, assistants and other staff as it relates to their respective duties performed on the Company’s behalf, workers’ compensation and employers’ liability in amounts and with such coverage and deductibles as determined by the Company, based on the nature and risk of its businesses, historical experiences, availability and industry standards. The Company also self insures for health and dental claims, in certain states for workers’ compensation and employer’s liability and for general and professional liability claims up to a certain amount per incident. Self-insured liabilities with respect to general and professional liability claims are included within the accrual for self-insured liabilities. As of June 30, 2005, the Company had issued $16.8 million in letters of credit (of which $0.8 million pertain to ALC) to outside third party insurers and Ohio Bureau of Workers’ Compensation as security for workers’ compensation claims. The letters of credit are renewed annually and have maturity dates ranging from December 2005 to January 2006.
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

Regulatory Risks
     All providers are subject to surveys and inspections by state and federal authorities to ensure compliance with applicable laws and licensure requirements of the Medicare and Medicaid programs. The survey process is intended to review the actual provision of care and services, and remedies for assessed deficiencies can be levied based upon the scope and severity of the cited deficiencies. Remedies range from the assessment of fines to the withdrawal of payments under the Medicare and Medicaid programs. Should a deficiency not be addressed through a plan of correction, a facility can be decertified from the Medicare and Medicaid program. As of June 30, 2005, the Company has certain facilities under plans of correction. While it is not possible to estimate the final outcome of the required corrective action, the Company has accrued for known costs.
     In addition, Federal law requires each state to have a Medicaid Fraud Control Unit, which is responsible for investigating provider fraud and resident abuse. The Company has had previous investigations but is not aware of any potential future costs at this time.
Cash Flow Commitment to Lakeside Health
     Under the terms of the agreement with Lakeside Health (refer to Note 8), the Company is responsible for funding operating losses of the Lakeside nursing facility during the term of the agreement. If, beginning after a date which is 60 days after the facility has cleared all regulatory deficiencies in existence as of July 31, 2004, Lakeside Health incurs operating losses totaling more than $3 million, or if Lakeside Health incurs operating losses for any consecutive three month period in excess of $1 million, the Company may terminate the agreement. In September 2004, Lakeside Health cleared all regulatory deficiencies existing as of July 31, 2004. Losses by Lakeside Health have met the $3 million financial maximum, however the Company has not, as yet, terminated the contract. Lakeside Health incurred net losses of $1.1 million and $2.8 million for the three months and six months ended June 30, 2005 and $1.8 million for the five months ended December 31, 2004. The Company has advanced to date $7.4 million to fund operating losses of Lakeside Health.
     As of June 30, 2005 the Company had advances due from Lakeside Health of $3.1 million. These advances are secured by a first security interest in Lakeside Health’s accounts receivable. The Company reduced the carrying value of the Lakeside property by recording a loss on impairment of long-lived asset of $6.8 million in the fourth quarter of 2004 and $5.7 million in the second quarter of 2005. The net book value of the Lakeside property is $0.4 million as of June 30, 2005.
Omnicare Preferred Provider Agreement
     In 1998, the Company entered into a Preferred Provider Agreement, the terms of which enabled Omnicare to execute Pharmacy Service Agreements and Consulting Service Agreements with all of the Company’s nursing facilities. In 2002, in connection with its agreements to provide pharmacy services to the Company, Omnicare requested arbitration for an alleged lost profits claim related to the Company’s disposition of assets, primarily in Florida. Damage amounts, if any, cannot be reasonably estimated based on information available at this time. An arbitration hearing has not yet been scheduled. The Company believes it has interpreted correctly and has complied with the terms of the Preferred Provider Agreement; however, there can be no assurance that other claims will not be made with respect to the agreement. In addition, the Company is currently negotiating the pricing for drugs for Medicare residents for the years 2001 and 2002, and should this matter not be settled, the matter will be taken to arbitration. Provisions for this claim are included within the condensed consolidated financial statements.
     There has been no change in the status of the above issues since December 31, 2004.

17. Uncertainties and Certain Significant Risks
Revenues
     The long-term care industry is currently receiving a Medicare funding enhancement referred to as “RUGs Refinements”, which are a 20% add-on to rates for 15 Resource Utilization Groups, or RUGs. The 20% add-ons from three RUGs categories were later redistributed to 14 rehabilitation categories at an add-on rate of 6.7% each. In July 2004, CMS announced that the RUGs Refinements would extend only until September 30, 2005. Congress has enacted legislation directing CMS to conduct a study on the RUGs classification system and report its recommendations prior to the implementation of a RUGs Refinement change whereby all or part of the enhancement is discontinued. In May 2005, CMS published a proposed rule whereby the current funding enhancements for the RUGs Refinements would be extended to but expire on December 31, 2005. In addition, CMS proposed expansion the RUGs classifications from forty-four to fifty-three. The proposed expansion of nine RUGs classifications is intended to reimburse operators for the care provided for medically complex residents who require rehabilitation services and treatment of multiple illnesses. CMS also proposed increases in the nursing and therapy components of the case mix index for all fifty-three RUGs rates. The proposals were subject to a comment period which ended in July 2005, and the proposals once approved, become effective January 1, 2006. CMS had also proposed a 3.0% annual inflationary, or market basket, increase to take effect on October 1, 2005. On July 29, 2005 CMS announced the final regulation to implement the RUGs classification changes and new payment rates on January 1, 2006. CMS also announced that the market basket increase to take effect October 1, 2005 would be 3.1%. There can be no assurance that the final regulation will not have a significant impact on the Company’s reimbursement of Medicare revenues.
     In February 2003, CMS announced its plan to reduce its level of reimbursement for uncollectible Part A co-insurance. Under the plan announced by CMS, the reimbursement level would be reduced to 70% over a three-year period as follows: 90% effective for the government fiscal year commencing October 1, 2003; 80% effective for the government fiscal year commencing October 1, 2004; and 70% effective for government fiscal years commencing on or after October 1, 2005. This plan is consistent with the Part A co-insurance reimbursement plan applicable to hospitals. CMS did not implement the rule change effective October 1, 2003, and continues to review the proposed plan. There can be no assurance that the proposed plan or revisions to the plan will not be implemented, and if implemented may not have a significant impact on the Company’s reimbursement of Medicare revenues.
Interests in Unrelated Long-Term Care Providers
     Through the divestiture program in Texas and Florida, the Company has retained ownership of certain nursing facility properties that the Company leases to other unrelated long-term care providers. The Company also has an obligation to fund operating losses of a nursing facility operated by an unrelated long-term care provider in Wisconsin (refer to Note 16). In addition, due to the divestiture agreements and on-going consulting agreements, the Company has amounts due from other unrelated long-term providers. In aggregate, as of June 30, 2005, the Company owns $13.5 million in nursing home properties in Florida, Texas and Wisconsin and has $10.4 million in non-current amounts receivable due from unrelated long-term care providers in Florida, Texas and Wisconsin. Income and cash flow of the Company could be influenced by the financial stability of these unrelated long-term care providers.
Accrual for Self-Insured Liabilities
     The Company had $35.5 million and $37.7 million in accruals for self-insured liabilities as of June 30, 2005 and December 31, 2004, respectively. An actuarial valuation was completed as of December 31, 2004 and it was determined that no adjustment was required to the accrual for self-insured liability amounts on the balance sheet. Though the Company has been successful in exiting from the states of Texas and Florida and limiting future exposure to general liability claims, the timing and eventual settlement costs for these claims cannot be precisely defined.

18. Comprehensive Income
     Comprehensive Income is as follows for the periods shown:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
		(in thousands)
NET INCOME	$15,299	$8,826	$27,353	$18,173

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gain (loss) on investments, before tax	(538)	(3,089)	(570)	(2,131)
Gain on cash flow hedges, before tax	—	100	—	167

Other comprehensive income (loss), before tax	(538)	(2,989)	(570)	(1,964)
Income tax benefit (provision) related to items of other comprehensive income	215	1,196	228	786

Other comprehensive income (loss), net of tax	(323)	(1,793)	(342)	(1,178)

COMPREHENSIVE INCOME	$14,976	$7,033	$27,011	$16,995

19. Subsequent Events
Medicare Revenues
     On July 29, 2005 CMS announced the final regulation to implement the RUGs classification changes and new payment rates on January 1, 2006. CMS also announced that the market basket increase to take effect October 1, 2005 would be 3.1%.
Amended and Restated Credit Facility
     On August 4, 2005, the Company entered into a Third Amended and Restated Credit Agreement (the “Amended and Restated Credit Facility”) to increase the total borrowing capacity from $155 million to $200 million, reduce the cost of borrowing and provide increased financial flexibility. Included within the Amended and Restated Credit facility is a Term Loan for $86 million and a $114 million revolving line of credit. On August 4, 2005, the Company borrowed $86.0 million under the Term Loan and $13.9 million under the Amended and Restated Credit Facility, repaid in full $64.0 million under the former credit facility, terminated the GE Credit Facility and repaid, in full, $34.0 million under the GE Capital Term Loan and Credit Facility. The Amended and Restated Credit Facility includes, among other things, the following terms and changes from the Revolving Credit Facility:
•	the credit extended to the Company under the Amended and Restated Credit Facility includes a term loan for $86.0 million; The principal balance of the term loan is payable in equal quarterly installments of $215,000 over the first four years of the Amended and Restated Credit Facility, equal quarterly installments of $20.6 million over the first three quarters of the last year of the Amended and Restated Credit Facility, and a final principal installment of $20.6 million due on the maturity date.

•	the revolving credit limit under the Amended and Restated Credit Facility reflects a reduction by $41.0 million from the $155.0 million limit under the Revolving Credit Facility to $114.0 million under the Amended and Restated Credit Facility. Upon notice and at the option of the participating lenders, the Company may increase the credit extended or available under the Amended and Restated Credit Facility by up to $15.0 million. The increase may be in the form of additional term loans or in the form of an increase in the revolving credit limit.

•	the maturity date of the Amended and Restated Credit Facility is July 31, 2010, reflecting an extension of more than one year from the maturity date of the Revolving Credit Facility.

•	the interest rate spreads over the Eurodollar rate or the base rate, as applicable, have been reduced and fixed at 1.75% per annum for Eurodollar rate loans and 0.75% per annum for base rate loans. Under the Revolving Credit Facility the interest rate spread ranged from 2.50% per annum to 3.25% per annum for Eurodollar rate loans and from 1.50% per annum to 2.25% per annum for base rate loans, subject, in each case, to adjustments based on the Company’s senior leverage ratio.

•	the Amended and Restated Credit Facility includes a $10.0 million swing line commitment within the $114 million revolving credit limit.

•	the financial covenants under the Amended and Restated Credit Facility include ALC’s debt and earnings, whereas the financial covenants under the Revolving Credit Facility did not. The financial covenants are otherwise substantially the same as under the Revolving Credit Facility;

•	the Amended and Restated Credit Facility includes procedures for ALC and its subsidiaries to be designated as restricted subsidiaries and guarantors of the Amended and Restated Credit Facility over time. As this occurs, these subsidiaries will become subject to the covenants of the Amended and Restated Credit Facility that apply to the Company’s restricted subsidiaries. Also, the Company is permitted to make investments in these subsidiaries to the same extent that it is permitted to make investments in its other restricted subsidiaries that have guaranteed the Amended and Restated Credit Facility.

•	the Amended and Restated Credit Facility increases the Company’s ability to make investments in unrestricted subsidiaries (the unrestricted subsidiaries being ALC and its subsidiaries unless and until they have been designated as restricted subsidiaries) such that the Company and its restricted subsidiaries may have investments in unrestricted subsidiaries outstanding from time to time up to the sum of the amount of investments in unrestricted subsidiaries at June 30, 2005 plus $40 million.

•	the Amended and Restated Credit Facility requires that ALC’s debt in connection with the $22.0 million of Revenue Bonds secured by ALC facilities located in the States of Washington, Idaho and Ohio be repaid in full within 180 days after the closing of the Amended and Restated Credit Facility. When that repayment occurs, ALC will become a restricted subsidiary under the Amended and Restated Credit Facility.

•	the Amended and Restated Credit Facility increases the Company’s ability to make restricted payments to permit annual dividends up to the lesser of (i) 50% of net income, or (ii) $25 million plus the unused restricted payment amount for the previous fiscal year, or (iii) $50 million.

     The Amended and Restated Credit Facility is guaranteed by EHI and the Company’s material domestic subsidiaries, excluding most of ALC’s subsidiaries. The Amended and Restated Credit Facility is secured by the same assets as secured the Revolving Credit Facility. In addition, the Amended and Restated Credit Facility provides for the post-closing addition of additional security consisting of 30 assisted living facilities, formerly financed under the GE Term Loan and GE Credit Facility, and one nursing facility located in Kentucky acquired in June 2005. Further guarantees and collateral may be provided as additional subsidiaries of ALC become restricted subsidiaries. As subsidiaries of ALC guarantee or otherwise provide credit support for the Amended and Restated Credit Facility, the Company will be required to cause such subsidiaries to guarantee the 2010 Senior Notes and the 2014 Notes on the same basis as the existing guarantors of the respective notes guaranteed such notes
     As was the case with the Revolving Credit Facility, the Amended and Restated Credit Facility contains customary covenants and events of default and is subject to various mandatory prepayment and commitment reductions. If an event of default occurs the lenders may accelerate the maturity of the loans under the Amended and Restated Credit Facility, charge a default rate of interest, and/or foreclose on the mortgages and other collateral securing the Amended and Restated Credit Facility. The Company is permitted to make voluntary prepayments at any time under the Amended and Restated Credit Facility.
New Developments
     In July 2005, the Company acquired a property in Washington for future development for $0.9 million in cash.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     We are one of the largest providers of long-term care and related services in the United States. We are an indirect wholly owned subsidiary of Extendicare Inc., or Extendicare, a Canadian publicly traded company. Through our subsidiary network of geographically clustered facilities, we offer a continuum of healthcare services, including nursing care, assisted living and related medical specialty services, such as subacute care and rehabilitative therapy. As of June 30, 2005, we operated or managed 363 long-term care facilities with 23,656 beds in 19 states, of which 148 were nursing facilities with 14,928 beds and 215 were assisted living and retirement facilities with 8,728 units. We also provided consulting services to 81 facilities with 10,027 beds in five states. In addition, we operated 20 outpatient rehabilitation clinics in four states. We receive payment for our services from Medicare, Medicaid, private insurance, self-pay residents and other third party payors.
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

Executive Overview
     Our business strategy and competitive strengths are outlined in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2004. Our key business goals are to:
•	provide quality, clinically-based services;

•	strengthen both Medicare and total average daily census, or ADC;

•	improve operating cash flow;

•	expand our asset portfolio through acquisition or internal growth, and actively manage our asset portfolio, including where appropriate, divesting facilities that fail to meet our performance goals;

•	expand non-government based revenue sources, thereby decreasing the level of risk and reliance on government funding;

•	diversify within the long-term care industry through growth of facilities under full management or selected consulting agreements and rehabilitation clinics; and

•	increase our operating efficiency.
     Total census on a same facility basis in our nursing facilities increased 1.2% to 12,797 in the 2005 June quarter compared to 12,642 in the 2004 June quarter. However, we experienced a decline of 154 ADC from the 2005 March quarter due to planned reductions in operational capacity at two facilities, declines in census attributable to regulatory issues at certain facilities, and the focus to increase Medicare census at the expense of attaining higher total census. Medicare census on a same facility basis increased 16.5% to 2,437 in the 2005 June quarter from 2,093 in the 2004 June quarter. Medicare census in the 2005 June quarter increased slightly from the 2005 March quarter, whereas on a comparative basis, in 2004 we experienced a loss of 80 Medicare ADC from the 2004 March quarter to the 2004 June quarter.
     On January 31, 2005, we completed the acquisition of Assisted Living Concepts, Inc., or ALC, of Dallas, Texas for a total of approximately $285 million, including the assumption of ALC’s existing debt with a book value of approximately $141 million. The acquisition was completed immediately subsequent to, and pursuant to, the shareholder approval of the merger and acquisition agreement entered into on November 4, 2004 that provided for the acquisition of all of the outstanding shares and stock options of ALC for $18.50 per share. We financed the acquisition by using approximately $29 million in cash on hand, a $55 million 6% Term Loan from Extendicare Holdings, Inc. and drawing down $60 million from our revolving credit facility. On January 31, 2005, ALC had a portfolio of 177 assisted living facilities, comprised of 122 owned properties and 55 leased facilities, representing 6,838 units located in 14 states, many in markets where we operated. The goal of the acquisition was to expand our asset portfolio and level of non-government based revenue sources. The operations of ALC are included in our condensed consolidated statements of income, our condensed consolidated statement of cash flows, and our key performance indicators beginning February 1, 2005. In addition, ALC’s assets and liabilities are included within our condensed consolidated balance sheet as at June 30, 2005.
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

     Nursing and Assisted Living Facilities. The following table sets forth our Medicare, Medicaid and private pay sources of revenues for all of our nursing and assisted living facilities by percentage of total revenue and the level of quality mix, excluding revenues from retroactive prior year adjustments.

	Percentage of Total Nursing and Assisted Living Revenues
	For Three Months Ended June 30,		For Six Months Ended June 30,
	2005	2004	2005	2004
Medicare	28.5%	30.8%	29.5%	31.1%
Private and other	27.3%	21.0%	26.0%	21.1%

Quality mix	55.8%	51.8%	55.5%	52.2%
Medicaid	44.2%	48.2%	44.5%	47.8%

Total	100.0%	100.0%	100.0%	100.0%

     All of the percentages above have been impacted for the 2005 periods by the acquisition of ALC. ALC contributed $11.3 million (3.6% of total revenues) and $18.6 million (3.1% of total revenues) in private revenues and $35.3 million (11.3% of total revenues) and $57.1 million (9.4% of total revenues) in Medicaid revenues for the three months and six months ended June 30, 2005, respectively. And although ALC has approximately 75% of its total revenues from private pay residents, there is a greater percentage of Medicaid residents in the ALC facilities than the portfolio of assisted living facilities operated by us prior to the acquisition of ALC, which also impacts the consistency of the 2005 to 2004 figures.
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

	Percentage of Total Nursing Revenues
	For Three Months Ended June 30,		For Six Months Ended June 30,
	2005	2004	2005	2004
Medicare	35.3%	32.1%	35.5%	32.5%
Private and other	15.1%	17.8%	15.3%	17.9%

Quality mix	50.4%	49.9%	50.8%	50.4%
Medicaid	49.6%	50.1%	49.2%	49.6%

Total	100.0%	100.0%	100.0%	100.0%

     Assisted Living Facilities. Within our assisted living facilities, we generate our revenue from Medicaid and private pay sources. Medicaid rates are generally lower than rates earned from private sources. The following table sets forth our Medicaid and private pay sources of revenue for all of our assisted living facilities by percentage of total revenue and the level of quality mix.

	Percentage of Total Assisted Living Revenues
	For Three Months Ended June 30,		For Six Months Ended June 30,
	2005	2004	2005	2004
Private and other	78.4%	92.1%	78.5%	92.3%
Medicaid	21.6%	7.9%	21.5%	7.7%

Total	100.0%	100.0%	100.0%	100.0%

The increase in Medicaid revenues was attributable to the acquisition of ALC as noted above.
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

Legislative Actions Affecting Revenues
     Future Medicare Changes. The long-term care industry is currently receiving a Medicare funding enhancement referred to as “RUGs Refinements”, which are a 20% add-on to rates for 15 Resource Utilization Groups, or RUGs. The 20% add-ons from three RUGs categories were later redistributed to 14 rehabilitation categories at an add-on rate of 6.7% each. In July 2004, the Centers of Medicare and Medicaid Services, or CMS, announced that the RUGs Refinements would extend only until September 30, 2005. Congress has enacted legislation directing CMS to conduct a study on the RUGs classification system and report its recommendations prior to the implementation of a RUGs Refinement change whereby all or part of the enhancement is discontinued. In May 2005, CMS published a proposed rule whereby the current funding enhancements for the RUGs Refinements would be extended to but expire on December 31, 2005. In addition, CMS proposed expansion the RUGs classifications from forty-four to fifty-three. The proposed expansion of nine RUGs classifications is intended to reimburse operators for the care provided for medically complex residents who require rehabilitation services and treatment of multiple illnesses. CMS also proposed increases in the nursing and therapy components of the case mix index for all fifty-three RUGs rates. The proposals were subject to a consultation period which ended in July 2005, and the proposals once approved, become effective January 1, 2006. CMS had also proposed a 3.0% annual inflationary, or market basket, increase to take effect on October 1, 2005. On July 29, 2005 CMS announced the final regulation to implement the RUGs classification changes and new payment rates on January 1, 2006. CMS also announced that the market basket increase to take effect October 1, 2005 would be 3.1%. We have conducted a limited review to determine the impact of the RUGs realignment from the current forty-four to the new fifty-three classifications, and we have completed a preliminary review of the final regulation. We will continue to evaluate the final regulation to determine its impact and plan to adjust our processes accordingly. Based upon our preliminary review, and using the Medicare case mix and census for the six month period ended June 30, 2005, the CMS expanded RUGs reclassifications and January 1, 2006 Medicare rates that include the October 1, 2005 market basket increase of 3.1%, the estimated loss of revenues from the expiration of the RUGs Refinement enhancements is estimated at $8.9 million or approximately $9.95 per Medicare day. These estimates are based upon a number of assumptions and estimates may vary from the actual impact of the final regulation. .
     Effective July 1, 2005, the State of Ohio will no longer reimburse operators for uncollected Part A claims pertaining to dually eligible residents and thereby has shifted the responsibility to CMS of funding such losses. However, this shift in responsibility will result in a larger reimbursement loss, should CMS proceed with its phase-in plan to reduce the level of reimbursement of uncollected Part A co-insurance. In February 2003, CMS announced its plan to reduce its level of reimbursement for uncollectible Part A co-insurance. Under the plan announced by CMS, the reimbursement level would be reduced to 70% over a three year period as follows: 90% effective for the government fiscal year commencing October 1, 2003; 80% effective for the government fiscal year commencing October 1, 2004; and 70% effective for government fiscal years commencing on or after October 1, 2005. This plan is consistent with the Part A co-insurance reimbursement plan applicable to hospitals. CMS did not implement the rule change effective October 1, 2003, and continues to review the proposed plan. In February 2005, the President’s Proposed Budget provides for the implementation of the reduced reimbursement plan over a three year period commencing October 1, 2005. The President’s Proposed Budget is subject to legislative review and the budget being passed by the United States Government. Should that occur along with the expiration of the RUGs Refinements and CMS proposal, we estimate that the negative impact to our pre-tax income would be $0.4 million in 2005, $2.1 million in 2006, $3.7 million in 2007, and $4.9 million in 2008.
     In December 2003, pursuant to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, a moratorium was re-instated for payment caps for outpatient Part B therapy services for a two-year period but expires in December 2005. The impact of the payment cap cannot be reasonably estimated based on the information available to us at this time, however such a cap would reduce therapy revenues.
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

     We are required to comply with laws governing the transmission and privacy of health information. Our ability to comply with the transaction and security standards is in part, dependent upon other third parties, including the fiscal intermediaries and state program providers also complying with the Health Insurance Portability and Accountability Act of 1996, or HIPAA. Should it be determined that we have not complied with the new standards, we could be subject to civil sanctions. We do not believe our on-going implementation to comply with the HIPAA standards will have a material impact on our condensed consolidated financial statements.
Significant Events and Developments
Events of 2005
     Improvement in Medicare Census. In our nursing facilities, Medicare ADC for the three months ended June 30, 2005, or 2005 June quarter, increased to 2,477 from 2,131 for the three months ended June 30, 2004, or 2004 June quarter, representing a 16.2% increases over 2004. The improvement in Medicare census was the direct result of an intense focus on the growth of Medicare census by our marketing group. As we have previously disclosed, we have implemented consistent admission practices, have certified all of our nursing facility beds under the Medicare program and implemented routines that commit senior management to focus on census. All of these initiatives have driven the improved Medicare census results over 2004 and for 2005. Lower Medicare admissions usually occur as we approach the summer months, but this trend was delayed in 2005. And as a result of the higher census levels in the earlier months of the 2005 June quarter, the Medicare census in the 2005 June quarter increased slightly from the 2005 March quarter; whereas in 2004 we experienced a loss of 80 Medicare ADC between the 2004 March quarter and the 2004 June quarter.
     Acquisition of ALC. On January 31, 2005, the shareholders of ALC approved the merger and acquisition agreement between us and ALC, and we completed the acquisition for a total of approximately $285 million, including the assumption of ALC’s existing debt with a book value of approximately $141 million. We financed the acquisition by using approximately $29 million in cash on hand, a $55 million 6% Term Loan from Extendicare Holdings, Inc., or EHI, and drawing $60 million from our Revolving Credit Facility. The estimated impact of the acquisition on each asset and liability category in our balance sheet as of January 31, 2005 is as follows:

(in thousands)
ASSETS:
Cash, net of cash used to finance the acquisition	$(22,652)
Accounts receivable	3,003
Other current assets	8,308

Total current assets	(11,341)
Property, plant and equipment	284,223
Resident relationships intangible	6,357
Goodwill	2,529
Other long-term assets	6,016

Total assets	$287,784

LIABILITIES:
Current maturities of long-term debt	$3,418
Other current liabilities	19,850

Total current liabilities	23,268
Long-term debt:
Long-term debt of ALC assumed	141,046
Proceeds from 6% from EHI Term Loan to finance acquisition	55,000
Proceeds from revolving credit facility to finance acquisition	60,000

Total long-term debt	256,046
Other long term liabilities	8,470

Total liabilities	$287,784

     The above reflects the preliminary purchase price allocation. In the 2005 June quarter, we completed the determination of the value of resident relationships and below market resident contracts and adjusted other asset and liability values quantified upon our initial valuation. We continue to be in the process of, and will complete by December 2005, the valuation of net assets acquired. Based upon this valuation, the purchase price allocation for accounting purposes may be adjusted in future periods.
     The operations of ALC are included in our condensed consolidated statements of income, our condensed consolidated statement of cash flows and our key performance indicators beginning February 1, 2005. The assets and liabilities of ALC are included within our condensed consolidated balance sheet as of June 30, 2005.
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
     Amendment to Lease Agreement and Option to Purchase. In March 2005, we amended the lease agreements with Assisted Living Facilities, Inc., or ALF, an unrelated party, under which ALC leases five assisted living facilities located in the State of Oregon. Under the terms of the agreement, the termination date of the leases was changed to December 31, 2009 and ALC received an option to purchase the facilities in 2009 at a fixed price. The option to purchase was determined to be a bargain purchase price, requiring the classification of these leases be changed from operating to capital. As a result, a capital lease obligation of $12.8 million was recorded, which represents the estimated market value of the properties as of June 30, 2005 and also approximates the present value of future payments due under the lease agreements, including the purchase option payment. The option to purchase must be exercised prior to July 1, 2009, with closing to occur on or about December 31, 2009.

     Acquisition and New Developments. In June 2005, we completed the acquisition of a nursing facility (127 beds) in Kentucky for $8.2 million in cash.
     In April and May 2005, we completed five construction projects for a total cost of $15.4 million that resulted in the opening of one new assisted living facility (60 units), and increasing the operational capacity at three assisted living facilities (75 units) and one nursing facility (18 beds). We have eleven construction projects in progress that will add three new assisted living facilities (145 units), increase the operational capacity at five assisted living facilities (97 units), and increase the operational capacity of three nursing facilities (64 beds).
     Medicaid Rates. In May 2005, the State of Indiana announced that it had received approval from CMS of a state plan amendment and waiver, which increased federal funding to the Medicaid program retroactively back to July 1, 2003. As a result of the Indiana approval, in the 2005 June quarter we recognized incremental revenues pertaining to the state plan amendment of $11.0 million and provider tax expense of $6.3 million relating to the period from July 1, 2003 to December 31, 2004. In the 2005 June quarter, we also recognized incremental revenues pertaining to the Indiana state plan amendment of $4.4 million and provider tax expense of $2.5 million relating to the period from January 1, 2005 through June 30, 2005. The receipt of the aggregate incremental revenues pertaining to the Indiana state plan amendments of $15.4 million, and payment of the aggregate provider taxes of $8.8 million is anticipated to occur in the third and fourth quarters of 2005, and therefore are reflected within accounts receivable and accrued liabilities as of June 30, 2005, respectively.
     In January 2005, the States of Pennsylvania and Washington received approval from CMS for state plan amendments and waivers, which increased federal funding for their Medicaid programs and provided nursing facilities with revenue rate increases to offset new state provider taxes. The Washington approval had no impact on our income. In March 2005, the State of Pennsylvania officially approved and committed to the state plan amendment and waiver. As a result of the Pennsylvania approval, in the 2005 March quarter we recognized incremental revenues pertaining to the state plan amendment of $16.5 million and provider tax expense of $13.3 million relating to the period from July 1, 2003 to December 31, 2004. All but $2.3 million of revenues, which is included in accounts receivable, were received, and all but $2.1 million of provider taxes, which are included within accrued liabilities, was paid in the 2005 June quarter. Offsetting this, the State of Pennsylvania published its final Medicaid rates for the period commencing July 1, 2004, which resulted in a reduction of previously accrued revenues of $0.6 million.
     Loan Repayments. In January 2005, we prepaid an Industrial Development Revenue Bond totaling $9.5 million, which resulted in a pre-tax charge to income of $0.1 million to write off deferred financing costs. In February 2005, we prepaid a mortgage totaling $5.3 million, which resulted in a pre-tax charge to income of $0.2 million to write off deferred financing costs.
     Impairment of Lakeside Property. As a result of regulatory issues and the continued poor financial performance of Lakeside Health, the Company has held discussions with Benedictine and the State of Wisconsin in respect of various options. The Company anticipates conclusion of these discussions in the third quarter. However, based upon the poor financial and operating performance of Lakeside Health, in the second quarter of 2005, the Company recorded an asset impairment provision of $5.7 million to reduce the carrying value of the Lakeside property from $6.1 million to $0.4 million. In the fourth quarter of 2004, the Company had recorded an asset impairment of $6.8 million to reduce the value of the property to $6.2 million, and had assumed improvement in operations at Lakeside Health that did not transpire. The Company determined the reduced asset value of $0.4 million based upon the estimated market value of the property.
     Divestitures. In January 2005, we sold for $1.9 million in cash a property in Maryland that formerly was a nursing facility but was closed in 1998. The pre-tax gain on the disposition was $0.4 million.

Events subsequent to June 30, 2005
     Medicare Revenues. On July 29, 2005 CMS announced the final regulation to implement the RUGs classification changes and new payment rates on January 1, 2006. CMS also announced that the market basket increase to take effect October 1, 2005 would be 3.1%. We have conducted a limited review to determine the impact of the RUGs realignment from the current forty-four to the new fifty-three classifications, and we have completed a preliminary review of the final regulation. We will continue to evaluate the final regulation to determine its impact and plan to adjust our processes accordingly. Based upon our preliminary review, and using the Medicare case mix and census for the six month period ended June 30, 2005, the CMS expanded RUGs reclassifications and January 1, 2006 Medicare rates that include the October 1, 2005 market basket increase of 3.1%, the estimated loss of revenues from the expiration of the RUGs Refinement enhancements is estimated at $8.9 million or approximately $9.95 per Medicare day. These estimates are based upon a number of assumptions and estimates may vary from the actual impact of the final regulation.
     Amended and Restated Credit Facility. On August 4, 2005, we entered into a Third Amended and Restated Credit Agreement, or the Amended and Restated Credit Facility, to increase the total borrowing capacity from $155 million to $200 million, reduce the cost of borrowing and provide increased financial flexibility. Included within the Amended and Restated Credit facility is a Term Loan for $86 million and a $114 million revolving credit facility. On August 4, 2005, we borrowed $86.0 million under the Term Loan and $13.9 million under the Amended and Restated Credit Facility, and repaid in full $64.0 million under the former credit facility, terminated the GE Credit Facility and repaid, in full, $34.0 million under the GE Capital Term Loan and Credit Facility. The Amended and Restated Credit Facility includes, among other, the following terms and changes from the Revolving Credit Facility:
•	the credit extended to us under the Amended and Restated Credit Facility includes a term loan for $86.0 million. The principal balance of the term loan is payable in equal quarterly installments of $215,000 over the first four years of the Amended and Restated Credit Facility, equal quarterly installments of $20.6 million over the first three quarters of the last year of the Amended and Restated Credit Facility, and a final principal installment of $20.6 million due on the maturity date.

•	the revolving credit limit under the Amended and Restated Credit Facility reflects a reduction by $41.0 million from the $155.0 million limit under the Revolving Credit Facility to $114.0 million under the Amended and Restated Credit Facility. Upon notice and at the option of the participating lenders, we may increase the credit extended or available under the Amended and Restated Credit Facility by up to $15.0 million. The increase may be in the form of additional term loans or in the form of an increase in the revolving credit limit.

•	the maturity date of the Amended and Restated Credit Facility is July 31, 2010, reflecting an extension of more than one year from the maturity date of the Revolving Credit Facility.

•	the interest rate spreads over the Eurodollar rate or the base rate, as applicable, have been reduced and fixed at 1.75% per annum for Eurodollar rate loans and 0.75% per annum for base rate loans. Under the Revolving Credit Facility the interest rate spread ranged from 2.50% per annum to 3.25% per annum for Eurodollar rate loans and from 1.50% per annum to 2.25% per annum for base rate loans, subject, in each case, to adjustments based on our senior leverage ratio.

•	the Amended and Restated Credit Facility includes a $10.0 million swing line commitment within the $114 million revolving credit limit.

•	the financial covenants under the Amended and Restated Credit Facility include ALC’s debt and earnings, whereas the financial covenants under the Revolving Credit Facility did not. The financial covenants are otherwise substantially the same as under the Revolving Credit Facility;

•	the Amended and Restated Credit Facility includes procedures for ALC and its subsidiaries to be designated as restricted subsidiaries and guarantors of the Amended and Restated Credit Facility over time. As this occurs, these subsidiaries will become subject to the covenants of the Amended and Restated Credit Facility that apply to our restricted subsidiaries. Also, we are be permitted to make investments in these subsidiaries to the same extent that it is permitted to make investments in its other restricted subsidiaries that have guaranteed the Amended and Restated Credit Facility.

•	the Amended and Restated Credit Facility increases the our ability to make investments in unrestricted subsidiaries (the unrestricted subsidiaries being ALC and its subsidiaries unless and until they have been designated as restricted subsidiaries) such that we and our restricted subsidiaries may have investments in unrestricted subsidiaries outstanding from time to time up to the sum of the amount of investments in unrestricted subsidiaries at June 30, 2005 plus $40 million.

•	the Amended and Restated Credit Facility requires that ALC’s debt in connection with the $22.0 million of Revenue Bonds secured by ALC facilities located in the States of Washington, Idaho and Ohio be repaid in full within 180 days after the closing of the Amended and Restated Credit Facility. When that repayment occurs, ALC will become a restricted subsidiary under the Amended and Restated Credit Facility.

•	the Amended and Restated Credit Facility increases our ability to make restricted payments to permit annual dividends up to the lesser of (i) 50% of net income, or (ii) $25 million plus the unused restricted payment amount for the previous fiscal year, or (iii) $50 million.
     The Amended and Restated Credit Facility is guaranteed by EHI and our material domestic subsidiaries, excluding most of ALC’s subsidiaries. The Amended and Restated Credit Facility is secured by the same assets as secured the Revolving Credit Facility. In addition, the Amended and Restated Credit Facility provides for the post-closing addition of additional security consisting of 30 assisted living facilities, formerly financed under the GE Term Loan and GE Credit Facility, and one nursing facility located in Kentucky acquired in June 2005. Further guarantees and collateral may be provided as additional subsidiaries of ALC become restricted subsidiaries. As subsidiaries of ALC guarantee or otherwise provide credit support for the Amended and Restated Credit Facility, we will be required to cause such subsidiaries to guarantee the 2010 Senior Notes and the 2014 Notes on the same basis as the existing guarantors of the respective notes guaranteed such notes.
     As was the case with the Revolving Credit Facility, the Amended and Restated Credit Facility contains customary covenants and events of default and is subject to various mandatory prepayment and commitment reductions. If an event of default occurs the lenders may accelerate the maturity of the loans under the Amended and Restated Credit Facility, charge a default rate of interest, and/or foreclose on the mortgages and other collateral securing the Amended and Restated Credit Facility. We are permitted to make voluntary prepayments at any time under the Amended and Restated Credit Facility.
     New Developments. In July 2005, we acquired a property in Washington for future development for $0.9 million in cash.
     Potential Divestiture. We are in current negotiations on the possible sale of our six leased properties in Florida for proceeds of $10.0 million, and if concluded will result in a pre-tax gain of approximately $4.0 million in the third quarter.
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

Review of Key Performance Indicators
     In order to compare our performance between periods, we assess the key performance indicators for all of our facilities, as well as the facilities that we operated in all reported periods, or same facility operations. Set forth below, we provide an analysis of our key performance indicators in total, and, where appropriate, on a same facility basis and discuss the significant trends when comparing the 2005 June quarter to the 2004 June quarter. The same facility basis figures exclude results of the following acquisitions and divestitures: (1) 177 assisted living facilities acquired from ALC on January 31, 2005, (2) one newly-constructed assisted living facilities completed in the 2005 June quarter, (3) four nursing facilities in Indiana acquired as of June 1, 2004, (4) a nursing facility and three assisted living facilities located in Arkansas sold as of August 1, 2004, (5) a nursing facility in Wisconsin transferred to Benedictine as of August 1, 2004, and (6) a nursing facility in Kentucky acquired as of June 1, 2005.
Nursing Facilities — ADC and Quality Mix
     The following table sets forth the ADC, by type of payor, and the quality mix for all of our nursing facilities.

All Nursing Facilities	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Medicare	2,477	2,131	2,472	2,178
Private and other	1,974	2,227	2,003	2,203

Quality Mix	4,451	4,358	4,475	4,381
Medicaid	8,580	8,711	8,614	8,642

Total	13,031	13,069	13,089	13,023

     The following table sets forth for the 2005 June quarter and the 2004 June quarter ADC, by type of payor and percentage of ADC by payor type for all of our nursing facilities, presented on a same-facility basis, and showing the percentage change in ADC between years.

Nursing Facilities
Same-Facility	Three Months Ended June 30,
	2005		2004		% Change
		% of		% of	2005 to
	ADC	Total	ADC	Total	2004
Medicare	2,437	19.1%	2,093	16.6%	16.4%
Private and other	1,951	15.2%	2,114	16.7%	(7.7%)

Quality Mix	4,388	34.3%	4,207	33.3%	4.3%

Medicaid	8,409	65.7%	8,435	66.7%	(0.3%)

Total	12,797	100.0%	12,642	100.0%	1.2%

	Six Months Ended June 30,
	2005		2004		% Change
		% of		% of	2005 to
	ADC	Total	ADC	Total	2004
Medicare	2,435	18.9%	2,132	16.9%	14.2%
Private and other	1,984	15.4%	2,112	16.7%	(7.6%)

Quality Mix	4,419	34.3%	4,244	33.6%	3.4%

Medicaid	8,455	65.7%	8,375	66.4%	1.0%

Total	12,874	100.0%	12,619	100.0%	2.0%

     On a same facility basis, total ADC increased 1.2% between the 2005 June quarter and the 2004 June quarter. However, we experienced a decline of 154 ADC or 1.2% from the 2005 March quarter to the 2005 June quarter, due to planned reductions in operational capacity at two facilities, declines in census attributable to regulatory issues at certain facilities, and the focus to increase Medicare census at the expense of attaining overall census.

     On a same facility basis, Medicare ADC increased 16.5% between the 2005 June quarter and the 2004 June quarter. As a result, the percentage of Medicare ADC to all payor sources increased to 19.1% in the 2005 June quarter, as compared to 16.6% in the 2004 June quarter. The improvement in census was the direct result of a number of initiatives, including an implementation of consistent admission practices, the Medicare certification of all nursing facility beds, and senior management’s focus on census, all of which drove the improved financial results over 2004 and for 2005. Lower Medicare admissions occur as we approach the summer months, but this trend was delayed in 2005. And as a result of the higher census levels in the earlier months of the 2005 June quarter, the Medicare census in the 2005 June quarter increased slightly from the 2005 March quarter, whereas on a comparative basis, in 2004 we experienced a loss of 80 Medicare ADC between the 2004 March quarter and the 2004 June quarter.
Assisted Living Facilities — ADC and Quality Mix
     The following table sets forth the ADC, by type of payor, and the quality mix for all of our assisted living facilities.

All Assisted Living	Three Months		Six Months
Facilities	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Private and other	5,318	1,335	4,627	1,334
Medicaid	2,165	160	1,814	157

Total	7,483	1,495	6,441	1,491

     The figures for the six months ended June 30, 2005 are affected by the inclusion of only five months of ADC from the ALC acquired facilities. For the period February 1, 2005 to June 30, 2005, the ADC for ALC facilities was 6,139. For the 2005 June quarter, the ADC for ALC facilities was 6,117.
     The following table sets forth for the 2005 June quarter and the 2004 June quarter the ADC, by type of payor and percentage of ADC by payor type for all of our assisted living facilities, presented on a same-facility basis, and showing the percentage change in ADC between years.

Assisted Living	Three Months Ended June 30,
Same-Facility	2005		2004		% Change
		% of		% of	2005 to
	ADC	Total	ADC	Total	2004
Private and other	1,168	87.1%	1,162	87.9%	0.6%
Medicaid	173	12.9%	160	12.1%	8.1%

Total	1,341	100.0%	1,322	100.0%	0.5%

	Six Months Ended June 30,
	2005		2004		% Change
		% of		% of	2005 to
	ADC	Total	ADC	Total	2004
Private and other	1,152	86.7%	1,168	88.2%	(1.4%)
Medicaid	177	13.3%	157	11.8%	12.9%

Total	1,329	100.0%	1,325	100.0%	0.3%

All Nursing and Assisted Living Facilities — Occupancy and Number of Facilities Under Operation
     Below are tables setting forth occupancy percentages, ADC and operational resident capacity for the 2005 June quarter and the 2004 June quarter.
   All Facilities:
     The following table is for all our nursing and assisted living facilities in total for the three months ended June 30:

Three Months Ended June 30
All Facilities	Occupancy				Operational Resident
	Percentage		ADC		Capacity
	2005	2004	2005	2004	2005	2004
Nursing	92.5%	91.4%	13,031	13,069	14,090	14,293
Assisted Living:
Mature facilities	85.5%	86.3%	1,080	1,250	1,263	1,449
Developmental facilities	67.7%	79.5%	286	245	423	308
ALC acquisition (all mature)	89.3%	—	6,117	—	6,850	—

Total Assisted Living	87.7%	85.1%	7,483	1,495	8,536	1,757

Nursing and Assisted Living	90.7%	90.7. %	20,514	14,564	22,626	16,050

     ADC and operational resident capacity declined in 2005 compared to 2004 because of the sale of 181 units in Arkansas as of August 31, 2004.
     The following table is for all our nursing and assisted living facilities in total for the six months ended June 30:

Six Months Ended June 30
All Facilities	Occupancy				Operational Resident
	Percentage		ADC		Capacity
	2005	2004	2005	2004	2005	2004
Nursing	93.0%	91.4%	13,089	13,023	14,074	14,254
Assisted Living:
Mature facilities	85.3%	86.1%	1,077	1,250	1,263	1,453
Developmental facilities	72.6%	85.0%	276	241	379	284
ALC acquisition (all mature)	89.6%	—	5,088	—	5,677	—

Total Assisted Living	88.0%	85.9%	6,441	1,491	7,319	1,737

Nursing and Assisted Living	91.3%	90.8%	19,530	14,514	21,393	15,991

     ADC and operational resident capacity declined in 2005 compared to 2004 because of the sale of 181 units in Arkansas as of August 31, 2004.
     For the period from February 1, 2005 to June 30, 2005, the average daily census for ALC was 6,139 and the average operational resident capacity was 6,850 units, for an occupancy percentage of 89.6%. The ALC facilities’ ADC (of 5,088) and operational resident capacity (of 5,677) are included from February 1, 2005, the day after the date of acquisition, but the averages shown above are computed using all days in the 2005 June quarter.
     Due to our expansion and development plans, which involve new assisted living facilities and the expansion of existing facilities, the occupancy and ADC information is split between mature and developmental facilities. Developmental facilities are those which have undergone additions or have opened during 2004 or 2005. All other facilities are considered mature facilities.

Same Facility Basis:
     The following table is for all of our nursing and assisted living facilities on a same facility basis for the three months ended June 30:

Three Months Ended June 30	Occupancy				Operational Resident
Same-Facility Basis	Percentage		ADC		Capacity
	2005	2004	2005	2004	2005	2004
Nursing	92.7%	91.8%	12,797	12,642	13,802	13,776
Assisted Living:
Mature facilities	85.5%	85.3%	1,080	1,081	1,263	1,268
Developmental facilities	74.6%	85.5%	261	241	351	281

Total Assisted Living	83.1%	85.3%	1,341	1,322	1,614	1,549

Nursing and Assisted Living	91.7%	91.1%	14,138	13,964	15,416	15,325

     The following table is for all of our nursing and assisted living facilities on a same facility basis for the six months ended June 30:

Six Months Ended June 30	Occupancy				Operational Resident
Same-Facility Basis	Percentage		ADC		Capacity
	2005	2004	2005	2004	2005	2004
Nursing	93.2%	91.6%	12,874	12,619	13,807	13,780
Assisted Living:
Mature facilities	85.3%	85.4%	1,078	1,086	1,263	1,271
Developmental facilities	77.7%	88.4%	251	239	323	271

Total Assisted Living	83.8%	85.9%	1,329	1,325	1,586	1,542

Nursing and Assisted Living	92.3%	91.0%	14,203	13,944	15,393	15,322

     On a same-facility basis, occupancy percentages decreased within the assisted living facilities to 83.8% for the 2005 June quarter from 85.9% in the 2004 June quarter. The decrease in occupancy percentage within the assisted living facilities was primarily due to the opening in 2004 and 2005 of several new wings at certain of the facilities that were not yet fully occupied as of June 30, 2005. Mature facilities improved in the 2005 June quarter relative to the 2004 June quarter and the six month period ended June 30, 2005.

Facilities Under Operation and Percent Ownership:
     The following table sets forth the number of facilities under operation.

	As of	As of
	June 30,	December 31,
	2005	2004
Number of facilities under operation:
Nursing	141	141
Assisted Living	210	32

Total	351	173

Number of facilities owned:
Nursing	132	132
Assisted Living	154	31

Total	286	163

Number of facilities under capital leases:
Assisted Living	5	—

Percent of facilities: Owned	81.5%	94.2%
Under capital leases	1.4%	—
Under operating leases	17.1%	5.8%

	100.0%	100.0%

     In the 2005 June quarter we acquired one nursing facility in Kentucky and closed one nursing facility in Indiana through the consolidation of two facilities into one. We opened one newly-constructed assisted living facility in Wisconsin.
Nursing Facilities — Average Revenue per Resident Day by Payor Source
     The following table sets forth the average revenue rate by payor source, excluding prior year revenue adjustments, and the percentage changes between years.

All Nursing Facilities	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2005	2004	Change	2005	2004	Change
Medicare (Part A and Part B)	$371.48	$357.65	3.9%	$371.08	$352.12	5.4%
Private and other	$199.22	$189.68	5.0%	$197.90	$191.20	3.5%
Medicaid	$147.87	$136.31	8.5%	$147.77	$135.35	9.2%

Total	$198.16	$181.50	9.2%	$197.61	$181.05	9.2%

Medicare Part A only	$342.18	$324.50	5.4%	$341.17	$321.17	6.2%
     The Medicare rate increased 3.9% in the 2005 June quarter compared to the 2004 June quarter, of which 2.8% was the result of the October 2004 Medicare rate increase. The balance of the increase is attributable to an increase in the acuity and level of rehabilitative residents admitted. Comparing the same quarters, the Medicaid rate increased 10.5%, including increases relating to increases in state provider taxes, which are included in operating expenses. Net of these increases in state provider taxes, the Medicaid rate increased 5.3% and 5.1% for the three months and six months ended June 30, 2005 compared to the comparable periods in 2004.

Assisted Living Facilities — Average Revenue per Resident Day by Payor Source
     The following table sets forth the average revenue rate by payor source and the percentage changes between years.

All Assisted Living	Three Months			Six Months
Facilities	Ended June 30,			Ended June 30,
	2005	2004	Change	2005	2004	Change
Private and other	$91.09	$74.20	22.8%	$88.75	$74.38	19.3%
Medicaid	$61.64	$53.29	15.7%	$61.88	$52.87	17.0%

Total	$82.57	$71.96	14.7%	$81.18	$72.12	12.6%

     The increase in average rates for assisted living facilities relates primarily to the acquisition of ALC on January 31, 2005. The total increase in rates of is less than the increase in private and Medicaid rates because the percentage of Medicaid ADCs to total ADCs increased to 28.9% and 28.2% for the three months and six months ended June 30, 2005 compared to 10.7% and 10.5% for the comparable 2004 periods.
EBITDA and EBITDA Percentage
     The following table sets forth a reconciliation of income before taxes and EBITDA.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
	(in thousands)
Income before income taxes	$24,980	$14,123	$44,874	$29,109
Add (deduct):
Depreciation and amortization	12,267	8,831	22,607	17,512
Interest expense, net	9,868	4,384	18,012	10,969
Valuation adjustment on interest rate caps	939	4,320	2,237	4,393
Loss (gain) on disposal of assets and impairment of long-lived assets	5,070	(4,469)	4,622	(2,857)
Loss on refinancing and retirement of debt	—	5,978	275	6,332

EBITDA	$53,124	$33,167	$92,627	$65,458

     The following table sets forth the calculations of EBITDA percentages:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
	(in thousands)
EBITDA	$53,124	$33,167	$92,627	$65,458
Total Revenues	$312,348	$233,328	$606,495	$464,829

EBITDA as percentage of total revenues	17.0%	14.2%	15.3%	14.1%
     The increase in EBITDA as a percentage of total revenues during 2005 compared to 2004 was impacted by, among other items, the acquisition of ALC and revenues and related provider taxes for current and prior years in Pennsylvania and Indiana relating to CMS approval of state plan amendments and waivers. Refer to the definition and rationale for use of EBITDA and EBITDA Percentage in the Key Performance Indicators section of this Quarterly Report on Form 10-Q.

Results from Operations
     The following table sets forth details of our revenues and income as a percentage of total revenues:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Revenues
Nursing and assisted living facilities	97.5%	96.7%	97.4%	96.8%
Outpatient therapy	0.9	1.3	0.9	1.2
Other	1.6	2.0	1.7	2.0

	100.0	100.0	100.0	100.0

Operating and general and administrative costs	81.1	84.8	83.0	84.9
Lease costs, depreciation and amortization	5.8	4.7	5.4	4.7
Interest expense, net	3.2	1.9	3.0	2.4
Valuation adjustment on interest rate cap	0.3	1.8	0.4	0.9
Loss (gain) on disposal of assets and impairment of long-lived assets	1.6	(1.9)	0.7	(0.6)
Loss on refinancing and retirement of debt	0.0	2.6	0.1	1.4

Income before income taxes	8.0	6.1	7.4	6.3
Income tax expense	3.1	2.3	2.9	2.4

Net income	4.9%	3.8%	4.5%	3.9%

2005 June Quarter Compared with 2004 June Quarter
Revenues
     Revenues in the 2005 June quarter increased $79.0 million, or 33.9%, to $312.3 million from $233.3 million in the 2004 June quarter. Outpatient therapy and other revenues increased by $0.2 million in the 2005 June quarter due to increased lease revenue and management and consulting revenue.

     Revenues from nursing and assisted living facilities increased $78.8 million in the 2005 June quarter compared to the 2004 June quarter, including $44.7 million as a result of acquisitions, net of divestitures. Acquisitions and divestitures included the following: (1) the acquisition of 177 assisted living facilities from ALC on January 31, 2005, (2) two newly-constructed assisted living facilities in Wisconsin, one completed in May 2004 and the other completed in May 2005, (3) the acquisition of four nursing facilities in Indiana in June 2004, (4) the acquisition of a nursing facility in Kentucky in June 2005, partially offset by (5) the sale of facilities in Arkansas in August 2004 and (6) the transfer of operations of a nursing facility in Wisconsin to Benedictine in August 2004. On a same facility basis, revenues from nursing and assisted living facilities before prior year settlement adjustments increased $23.7 million, or 10.9%, in the 2005 June quarter. On a same facility basis, but after prior year settlement adjustments, these revenues increased $34.1 million. This increase was attributable to increases in the following:

(in Millions)
• Indiana and Pennsylvania Medicaid revenues in the 2005 June quarter attributable to the approval of the state plan amendments and waivers (the related increase in state assessment expense of $3.3 million is reflected in operating expenses below)	$4.5
• Indiana Medicaid revenues in the 2005 June quarter attributable to the 2005 March quarter due to the approval of state plan amendments and waivers (the related increase in state assessment expense of $1.3 million is reflected in operating expenses below)	2.2
• Medicare census increasing from 16.5% of total in the 2004 June quarter to 19.1% in the 2005 June quarter	5.3
• average daily nursing Medicaid rates, in states other than Indiana and Pennsylvania	4.0
• Medicare revenues due to the 2.8% Medicare Part A rate increase effective October 1, 2004	2.0
• total census increasing from 12,642 ADC in the 2004 June quarter to 12,797 in the 2005 June quarter	1.9
• Medicare revenues due to the improvement in RUGs mix and other factors	1.8
• private and other nursing rates	1.3
• assisted living revenues	0.4
• nursing ancillary revenues	0.3

23.7

Adjustments relating to prior years:
• Indiana Medicaid revenues in the 2005 June quarter attributable to the approval of the state plan amendment and waiver for the period July 1, 2003 through December 31, 2004 (the related increase in state assessment expense of $6.3 million is reflected in operating expenses below)	11.0
• Other prior year settlement adjustments in the 2005 June quarter as compared to 2004 June quarter	(0.6)

Total increase in revenues from same facility nursing and assisted living facilities	$34.1

Operating and General and Administrative Costs
     Operating and general and administrative costs increased $55.5 million, or 28.0%, in the 2005 June quarter compared to the 2004 June quarter, including $29.6 million as a result of the acquisitions, net of divestitures detailed above. On a same facility basis, operating and general and administrative costs before prior year Indiana state assessment taxes increased $19.7 million, or 10.3%. On a same facility basis, but after these taxes, operating and general and administrative costs increased $26.0 million. This increase was attributable to increases in the following:

(in Millions)
• wages, benefits and contracted staffing, which included an average wage rate increase of 1.4%	$9.8
• state assessment taxes in Indiana and Pennsylvania for 2005 June quarter attributable to the approval of the state plan amendments and waivers	3.3
• state assessment taxes in Indiana for 2005 March quarter relating to final approval of the state plan amendments and waivers	1.3
• drug expense due to higher Medicare mix, resident acuity and drug prices	1.3
• medical equipment leases and supply costs	0.9
• bad debts expense	0.6
• other state assessments and bed taxes	0.4
• other operating and administrative expenses	2.1

19.7

Adjustment relating to prior year:
• state assessment taxes in Indiana in the 2005 June quarter attributable to the approval of the state plan amendment and waiver for the period July 1, 2003 through December 31, 2004	6.3

Total increase in same facility operating and general and administrative costs	$26.0

Lease Costs, Depreciation and Amortization
     Lease costs increased $ 3.6 million to $5.8 million when comparing the 2005 June quarter to the 2004 June quarter as a result of the ALC acquisition. Depreciation and amortization increased $3.5 million to $12.3 million in the 2005 June quarter compared to $8.8 million in the 2004 June quarter. This increase was primarily due to the ALC acquisition, and includes the amortization of customer relationships totaling $0.9 million, of which $0.4 million pertains to an adjustment for the 2005 March quarter.
Interest Expense, Net
     Interest expense, net of interest income, increased $5.5 million to $9.9 million for the 2005 June quarter compared to $4.4 million for the 2004 June quarter. This increase was due to (1) $4.1 million in interest relating to the ALC acquisition, (2) a reduction of $2.0 million in interest income recognized in the 2004 June quarter pertaining to the Greystone and Tandem notes receivable, and (3) $0.8 million in interest expense from interest rate swaps relating to increases in 6 month LIBOR market rates, offset by (4) decreases in interest expense of approximately $1.4 million primarily relating to our debt refinancing in April 2004.
     The weighted average interest rate of all long-term debt increased to approximately 6.88% during the 2005 June quarter compared to approximately 6.62% during the 2004 June quarter primarily due to the increase in six month LIBOR which is used to determine the pay rate on our interest rate swaps. The average debt level increased to $549.3 million during the 2005 June quarter compared to $357.5 million during the 2004 June quarter, primarily resulting from the ALC acquisition.
Valuation Adjustment on Interest Rate Caps
     The valuation adjustment on interest rate caps was an expense of $0.9 million in the 2005 June quarter compared to an expense of $4.3 million in the 2004 June quarter. These valuation adjustments relate to changes in market values of the caps which are driven primarily by projected future six-month LIBOR and changes in the projected volatility of these rates.
Loss (Gain) on Disposal of Assets and Impairment of Long-Lived Assets
     Loss (gain) on disposal of assets and impairment of long-lived assets included a gain of $0.6 million in the 2005 June quarter from the sale of MetLife common shares held as a long-term investment and a loss of $5.7 million on the impairment of long-lived assets as a result of continued regulatory problems and the financial performance of Lakeside Health.

     In the 2004 June quarter, the loss (gain) on disposal of assets and impairment of long-lived assets included a gain of $4.5 million and consisted of the following: (1) a gain of $4.9 million on completion of the Divestiture Agreement with Greystone relating to the sale of Florida facilities, (2) loss on $1.3 million on early repayment of notes receivable from Tandem, and (3) a gain of $0.9 million from the sale of Omnicare common shares, held as a long-term investment, to Extendicare.
Loss on Refinancing and Retirement of Debt
     There was no loss on refinancing and retirement of debt for the 2005 June quarter.
     For the 2004 June quarter, the loss on refinancing and retirement of debt was $6.0 million. This loss consisted of (1) a loss of $9.3 million from early retirement of the 2007 Notes with a principal balance of $200.0 million, offset by (2) a $3.3 million gain on the termination of our interest rate swap and cap agreements relating to this early retirement.
Income Taxes
     Income tax expense for the 2005 June quarter was $9.7 million compared to $5.3 million for the 2004 June quarter. Our effective tax rate was 38.8% for the 2005 June quarter compared to 37.5% for the 2004 June quarter. The increase in the effective tax rate primarily related to state income taxes and related valuation allowances.
Net Income
     Net income for the 2005 June quarter was $15.3 million compared to $8.8 million for the 2004 June quarter. The improvement in net income was due to the reasons described herein.
Related Party Transactions
     We insure certain risks, including comprehensive general liability, property coverage, excess workers’ compensation and employer’s liability insurance, with Laurier Indemnity Company and Laurier Indemnity Ltd., affiliated insurance subsidiaries of Extendicare. We recorded approximately $3.0 million and $2.7 million of expenses for this purpose for the 2005 June quarter and 2004 June quarter, respectively
     We purchase computer hardware and software support services from Virtual Care Provider, Inc., an affiliated subsidiary of Extendicare Inc. Expenses related to these services were $1.2 million for both the 2005 June quarter and the 2004 June quarter.
Six Months Ended June 30, 2005 Compared with Six Months Ended June 30, 2004
Revenues
     Revenues in the six months ended June 30, 2005, or 2005 June period, increased $141.7 million, or 30.5%, to $606.5 million from $464.8 million in the six months ended June 30, 2004, or 2004 June period. Outpatient therapy and other revenues increased by $1.0 million in the 2005 June period due to increased lease revenue and management and consulting revenue.

     Revenues from nursing and assisted living facilities increased $140.7 million in the 2005 June period compared to the 2004 June period, including $70.6 million as a result of acquisitions, net of divestitures. Acquisitions and divestitures included the following: (1) the acquisition of 177 assisted living facilities from ALC on January 31, 2005, (2) two newly-constructed assisted living facilities in Wisconsin, one completed in May 2004 and the other completed in May 2005, (3) the acquisition of four nursing facilities in Indiana in June 2004, (4) the acquisition of a nursing facility in Kentucky in June 2005, partially offset by (5) the sale of facilities in Arkansas in August 2004 and (6) the transfer of operations of a nursing facility in Wisconsin to Benedictine in August 2004. On a same facility basis, revenues from nursing and assisted living facilities before prior year settlement adjustments increased $44.0 million, or 10.1%, in the 2005 period. On a same facility basis, but after prior year settlement adjustments, these revenues increased $70.1 million. This increase was attributable to increases in the following:

(in Millions)
• Indiana and Pennsylvania Medicaid revenues attributable to the approval of the state plan amendments and waivers (the related increase in state assessment expense of $6.8 million is reflected in operating expenses below)	$9.1
• average daily nursing Medicaid rates, in states other than Indiana and Pennsylvania	9.5
• Medicare census increasing from 16.9% of total in the 2004 period to 18.9% in the 2005 period	9.2
• total census increasing from 12,619 in the 2004 June period to 12,874 in the 2005 June period	6.4
• Medicare revenues due to the 2.8% Medicare Part A rate increase effective October 1, 2004	4.0
• Medicare revenues due to the improvement in RUGs mix and other factors	3.9
• an increase in private and other nursing rates	2.4
• nursing ancillary revenues	1.3
• nursing revenues due to one less day in the 2005 June period compared to the 2004 June period	(2.3)
• an increase in assisted living revenues	0.5

44.0

Adjustments relating to prior years:
• Indiana and Pennsylvania Medicaid revenues in the 2005 June period attributable to the approval of the state plan amendments and waivers for the period July 1, 2003 through December 31, 2004 (the related increase in state assessment expense of $19.6 million is reflected in operating expenses below)	27.4
• Other prior year settlement adjustments in the 2005 June period as compared to the 2004 June period	(1.3)

Total increase in revenues from same facility nursing and assisted living facilities	$70.1

Operating and General and Administrative Costs
     Operating and general and administrative costs increased $108.6 million, or 27.5%, in the 2005 June period compared to the 2004 June period, including $49.3 million as a result of the acquisitions, net of divestitures detailed above. On a same facility basis, operating and general and administrative costs before prior year Indiana and Pennsylvania state assessment taxes increased $39.7 million, or 10.4%. On a same facility basis, but after these taxes, operating and general and administrative costs increased $59.3 million. This increase was attributable to increases in the following:

(in Millions)
• wages, benefits and contracted staffing, which included an average wage rate increase of 1.3%	$22.2
• state assessment taxes in Indiana and Pennsylvania for 2005 June period attributable to the approval of the state plan amendments and waivers	6.8
• other state assessments and bed taxes	1.7
• drug expense due to higher resident census, resident acuity and drug prices	2.7
• medical equipment lease, food and supplies expense	2.1
• repairs and maintenance, utilities and telephone	1.5
• professional fees, fines and penalties	1.0
• other operating and administrative expenses	1.7

39.7

Adjustment relating to prior year:
• state assessment taxes in Indiana and Pennsylvania for the period July 1, 2003 through December 31, 2004 due to final approval of the state plan amendments and waivers	19.6

Total increase in same facility operating and general and administrative costs	$59.3

Lease Costs, Depreciation and Amortization
     Lease costs increased $ 5.9 million to $10.4 million when comparing the 2005 period to the 2004 period as a result of the ALC acquisition. Depreciation and amortization increased $5.1 million to $22.6 million in the 2005 period compared to $17.5 million in the 2004 period. This increase was primarily due to the ALC acquisition, and includes the amortization of customer relationships totaling $0.9 million for the five months from February 1, 2005 to June 30, 2005.
Interest Expense, Net
     Interest expense, net of interest income, increased $7.0 million to $18.0 million for the 2005 period compared to $11.0 million for the 2004 period. This increase was due to (1) $6.8 million in interest relating to the ALC acquisition, (2) a reduction of $3.2 million in interest income recognized in the 2004 June period pertaining to the Greystone and Tandem notes receivable, and (3) $1.2 million in interest expense from interest rate swaps relating to increases in 6 month LIBOR market rates, offset by (4) decreases in interest expense of approximately $4.2 million primarily relating to our debt refinancing in April 2004.
     The weighted average interest rate of all long-term debt decreased to approximately 6.84% during the 2005 June period compared to approximately 7.23% during the 2004 June period. The decrease is due to the refinancing of our 2007 Notes in April 2004, partially offset by increases in six month LIBOR which is used to determine the pay rate on our interest rate swaps. The average debt level increased to $506.3 million during the 2005 June period compared to $371.1 million during the 2004 June period, resulting primarily from the ALC acquisition.
Valuation Adjustment on Interest Rate Caps
     The valuation adjustment on interest rate caps was an expense of $2.2 million in the 2005 June period compared to an expense of $4.4 million in the 2004 June period. These valuation adjustments relate to changes in market values of the caps which are driven primarily by projected future six-month LIBOR and changes in the projected volatility of these rates.
Loss (Gain) on Disposal of Assets and Impairment of Long-Lived Assets
     Loss (gain) on disposal of assets and impairment of long-lived assets included gains of $1.1 million in the 2005 June period, consisting of (1) $0.6 million from the sale of MetLife common shares held as a long-term investment, (2) $0.5 million from the sale of a property in Maryland that formerly was a nursing facility, but was closed in 1998, and (3) a loss of $5.7 million on the impairment of long-lived assets as a result of continued regulatory problems and the financial performance of Lakeside Health.

     For the 2004 June period, the loss (gain) on disposal of assets and impairment of long-lived assets was a net gain of $2.9 million and consisted of the following; (1) a gain of $4.9 million on completion the Divestiture Agreement with Greystone relating to the sale of Florida facilities, (2) a loss on $1.3 million on early repayment of notes receivable from Tandem, (3) a gain of $0.9 million from the sale of Omnicare common shares held as a long-term investment to Extendicare, and (4) a loss of $1.6 million on the impairment of long-lived assets when we concluded the evaluation of two nursing facilities in Indiana and made the decision, subject to State of Indiana approval, and after renovation of one of the two facilities, to consolidate the two operations into one. The consolidation of the two operations was approved by the State of Indiana and closure of the one facility completed in the 2005 June quarter resulting in the net reduction of 63 available nursing beds.
Loss on Refinancing and Retirement of Debt
     Loss on refinancing and retirement of debt was $0.3 million in the 2005 June period due to (1) the prepayment in January 2005 of an Industrial Development Revenue Bond totaling $9.5 million, which resulted in a pre-tax charge to income of $0.1 million to write off deferred financing costs, and (2) the prepayment in February 2005 of a mortgage totaling $5.3 million, which resulted in a pre-tax charge to income of $0.2 million to write off deferred financing costs.
     For the 2004 June period, the loss on refinancing and retirement of debt was $6.3 million. This loss consisted of (1) a loss of $9.3 million from early retirement of the 2007 Notes with a principal balance of $200.0 million, (2) a loss of $0.4 million from the prepayment in February 2004 of two Industrial Development Revenue Bonds totaling $13.0 million, which resulted in the write-off of related deferred financing costs, offset by (3) a $3.3 million gain on the termination of our interest rate swap and cap agreements relating to the early retirement of the 2007 Notes.
Income Taxes
     Income tax expense for the 2005 June period was $17.5 million compared to $10.9 million for the 2004 June period. Our effective tax rate was 39.0% for the 2005 June period compared to 37.6% for the 2004 June period. The increase in the effective tax rate primarily related to state income taxes and related valuation allowances.
Net Income
Net income for the 2005 June period was $27.4 million compared to $18.2 million for the 2004 June period. The improvement in net income was due to the reasons described herein.
Related Party Transactions
     We insure certain risks, including comprehensive general liability, property coverage, excess workers’ compensation and employer’s liability insurance, with Laurier Indemnity Company and Laurier Indemnity Ltd., affiliated insurance subsidiaries of Extendicare. We recorded approximately $5.9 million and $5.4 million of expenses for this purpose for the 2005 June period and 2004 June period, respectively. In addition, we recorded credits to expense of $0.3 million and $1.0 million for the 2005 June period and 2004 June period, respectively, relating to refunds from prior year workers’ compensation policies with Laurier Indemnity Company.
     We purchase computer hardware and software support services from Virtual Care Provider, Inc., an affiliated subsidiary of Extendicare. Expenses related to these services were $2.4 million for both the 2005 June period and the 2004 June period.

     In December 2004, we advanced $7.7 million to Extendicare, which they subsequently repaid in January 2005. We have non-interest bearing amounts due from (to) affiliates as follows:

		June 30,	December 31,
Affiliate	Purpose	2005	2004
		(in thousands)
		Receivable (payable)
Current assets:
Extendicare Holdings, Inc.	Federal income taxes receivable	$7,062	$5,231

Extendicare Holdings, Inc.	Deferred federal income taxes	14,600	13,258
Extendicare Inc.	Working capital advances	—	7,690

		21,662	26,179

Current liabilities:
Virtual Care Provider, Inc.	Working capital advances	(3,000)	(3,000)
The Northern Group, Inc.	Intercompany operating expenses	17	19

Laurier Indemnity Company	Intercompany insurance premium	6	3

Extendicare Holdings, Inc.	Working capital advances	3	3

		(2,974)	(2,975)

Long-term liabilities:
Extendicare Holdings, Inc.	Deferred federal income taxes	(6,914)	(1,853)

Other:
Extendicare Inc.	Advances	—	(8,900)
Extendicare Inc.	Advances	2,300	1,218
Extendicare Holdings, Inc.	Advances	(3,483)	(3,483)
Virtual Care Provider, Inc.	Advances	(3,796)	(3,620)

		(4,979)	(14,785)

		$6,795	$6,566

     In addition to the above, as of June 30, 2005, the Company owes Extendicare two Term Loans in the amounts of $55.0 million and $8.9 million that are included in long-term debt. In January 2005, Extendicare advanced $55 million to EHI, which, in turn, advanced $55 million as a Term Loan to the Company to partially finance the ALC acquisition. This Term Note has a term of five years and bears interest at 6%. Effective April 1, 2005, the $8.9 million advance to the Company was converted to a Term Note with a term of five years bearing interest at 6%. These Term Notes can be repaid at any time by the Company.
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

Liquidity and Capital Resources
Sources and Uses of Cash
     We had cash and cash equivalents of $9.9 million at June 30, 2005 and $29.6 million at December 31, 2004. The table below sets forth a summary of the significant sources and uses of cash:

	Six Months
	Ended June 30,
	2005	2004
	(in thousands)
Cash provided by operating activities	$51,349	$51,639

Cash provided by (used in) investing activities	(168,538)	10,073

Cash provided by (used in) financing activities	97,506	(81,096)

Decrease in cash and cash equivalents	(19,683)	(19,384)
     There was a $0.3 million decrease in cash flow from operating activities in the 2005 June period compared to the 2004 June period. Cash flow from operating activities increased due to (1) an increase of net income of $12.6 million and an increase of $2.9 million in depreciation and amortization and valuation adjustment on interest rate caps, and (2) an increase in deferred income tax provision of $15.3 million. However, cash flow from operating activities decreased due to (1) an increase of $17.6 million due from the States of Indiana and Pennsylvania as a result of their state plans and amendments relating to Medicaid revenues, offset by an increase of $10.9 million in accrued liabilities for provider taxes, (2) an increase in accounts receivable of $10.2 million in 2005 compared to an increase of $2.5 million in 2004, (3) an increase of $2.3 million in payments for self-insured liabilities, and (4) changes in other assets of $6.8 million in the June 2005 period as compared to the June 2004 period.
     Our working capital decreased $23.3 million from $29.6 million at December 31, 2004 to $6.3 million at June 30, 2005. Working capital decreased primarily due to the cash payment for the acquisition of ALC, the increase in accounts payable and accrued liabilities pertaining to ALC in relation to ALC’s receivables, the early retirement of debt and increased payments for self-insured liabilities, partially offset by cash flow from operating activities.
     Accounts receivable at June 30, 2005 were $126.9 million compared with $96.0 million at December 31, 2004, representing an increase of $30.9 million, including a $17.6 million increase resulting from revenue recorded based on the CMS approval of the States of Indiana and Pennsylvania state plan amendments and waivers, and a $3.8 million increase relating to the acquisition of ALC. The remaining $9.5 million increase in accounts receivable was attributable to a scheduled delay in collection of $4.6 million of Medicaid receivables from the states of Kentucky and Pennsylvania, higher Medicare receivables of $2.5 million due to an increase in Medicare census, and other receivables increasing by $2.4 million over the 2004 June period.
     The decrease in settlement receivables of $0.7 million from December 31, 2004 to June 30, 2005 included decreases of $5.4 million from the collection of Medicare co-insurance amounts, $1.8 million from collection of Medicaid cost report settlements and $1.4 million from the collection of Medicare settlements. These decreases were partially offset by increases of $7.3 million relating to revenue recorded in the 2005 June period for anticipated Medicare reimbursement for uncollectible Part A co-insurance and $0.6 million from the reclassification of settlement receivables from other assets to accounts receivable.
     Property and equipment increased $300.6 million from $446.1 million as of December 31, 2004 to $746.7 million at June 30, 2005. Property and equipment increased by (1) $ 284.2 million due to the ALC acquisition, (2) $7.4 million due to the acquisition of a nursing facility in Kentucky (3) $12.8 million due to a capital lease recorded pursuant to our modification to our lease with ALF (4) $11.4 million due to normal capital expenditures and (5) $13.1 million from new construction projects. These increases were offset by decreases of (1) $21.2 million in depreciation expense, (2) $5.7 million resulting from a provision for impairment of long-lived assets, and (3) $1.4 million resulting from the sale of the Maryland property.

     Total long-term debt, including both current and long-term maturities of debt, was $554.7 million at June 30, 2005. This represents an increase of $262.8 million from December 31, 2004, including (1) $144.4 million of debt (at market value) assumed in the acquisition of ALC, (2) borrowings of $115.0 million in order to finance the acquisition of ALC ($60.0 million on our Revolving Credit Facility and $55.0 million from a 6% Term Note from EHI), (3) borrowings of $8.9 from the conversion of an advance from Extendicare Inc. to a 6% Term Note, (4) borrowings of $10.0 million on the Revolving Credit Facility for working capital needs, and (4) a capital lease obligation recorded pursuant to our modification to our lease with ALF. These increases were partially offset by decreases of (1) $9.5 million due to the prepayment of Industrial Development Revenue Bonds, (2) $5.3 million due to the prepayment of a mortgage note, (3) $8.0 million in payments on the Revolving Credit Facility, and (4) $5.5 million of other debt payments.
     Cash used in investing activities was $168.5 million for the 2005 June period compared to cash provided by investing activities of $10.1 million for the 2004 June period, a change of $178.6 million. Of this change, (1) $137.8 million was due to the ALC acquisition, consisting of the acquisition price of $144.3 million offset by cash balances of $6.5 million acquired in the ALC acquisition, (2) $20.1 million from the collection of notes receivables due from Tandem in 2004, (3) $10.0 million from the completion of the sale of nursing facilities to Greystone in 2004, and (4) $6.2 million from increased expenditures for new construction projects.
     Cash provided from financing activities was $97.5 million for the 2005 June period compared to $81.1 million used in financing activities for the comparable 2004 June period. The cash provided from financing activities of $97.5 million in the 2005 period primarily related to (1) borrowings totaling $115.0 million associated with the financing of the ALC acquisition, (2) borrowings on the line of credit for operational purposes of $10.0 million, partially offset by (3) payments on the Revolving Credit Facility in the 2005 June quarter of $8.0 million, (4) payments of debt in the 2005 June period of $20.4 million and (5) other increases of $0.9 million. The cash used in financing activities of $81.1 million in the 2004 June period primarily related to long term debt transactions discuss herein plus the payment of fees and expenses relating to those transactions, partially offset by advances from shareholders and affiliates of $22.9 million.

Debt Instruments
Summary of Long-term Debt
     Long-term debt consists of the following:

	June 30,	December 31
	2005	2004
	(in thousands)
9.50% Senior Notes due 2010	$149,734	$149,714
6.875% Senior Subordinated Notes due 2014	122,137	122,022
Revolving Credit Facility due 2009, at variable interest rates	62,000	—
6.00% EHI Term Note due 2010	55,000	—
6.24% Red Mortgage Capital Note due 2014	36,858	—
GE Capital Term Loan and Credit Facility, at variable interest rates, due 2009	35,272	—
DMG Mortgage notes payable, interest rates ranging from 7.58% to 8.65%, due 2008	27,816	—
Revenue Bonds, at variable interest rates, maturing through 2018	21,995	—
Capital lease obligations, interest rates ranging from 2.84% to 13.54%, maturing through 2009	12,397	11
Oregon Trust Deed Notes, interest rates ranging from 0.25% to 10.90%, maturingfrom 2020 through 2026	9,714	—
HUD Insured Mortgages, interest rates ranging from 7.40% to 7.55%, due 2036	7,709	—
6.00% EI Term Note due 2010	8,900	—
Other mortgage notes payable, interest rates ranging from 3.0% to 7.25%, maturing through 2009	4,202	9,730
Industrial Development Revenue Bond due 2014	—	9,500
6.25% Industrial Development Revenue Bond, maturing 2008	955	955

Long-term debt before current maturities	554,689	291,932
Less current maturities	5,307	1,071

Total long-term debt	$549,382	$290,861

     The weighted average interest rate of all of our long-term debt (including the effects of the interest rate swap and cap agreements discussed below) was 6.79% and 6.26% as of June 30, 2005 and December 31, 2004, respectively. Our long-term debt instruments have maturities ranging from 2005 to 2036.
     As at June 30, 2005, certain long-term debt instruments are secured by assets of, and have restrictive covenants that apply to us, exclusive of ALC and its subsidiaries. And certain long-term debt instruments of ALC and its subsidiaries are secured by, and have restrictive covenants that apply only to specific subsidiaries of, and to ALC. Additional information related to these long-term debt instruments are outlined below.
9.50% Senior Notes due 2010
     On June 28, 2002, we completed a private placement of $150 million of our 9.5% Senior Notes due July 1, 2010 (the “2010 Senior Notes”), which were issued at a discount of 0.25% of par to yield 9.54%. In January 2003, we completed our offer to exchange new 9.5% Senior Notes due 2010 that have been registered under the Securities Act for the Notes issued in June 2002. The terms of the new 2010 Senior Notes are identical to the terms of the 2010 Senior Notes issued in June 2002. Also on June 28, 2002, we entered into an interest rate swap agreement and an interest rate cap agreement. We terminated these agreements in April 2004 in connection with the sale and issuance of the 2014 Notes. See Note 10 of the footnotes to the condensed consolidated financial statements for more information on the swap and cap agreements.

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
     The assets and operations of ALC’s subsidiaries do not guarantee the 2010 Senior Notes. In addition, we are restricted from borrowing under our Revolving Credit Facility, or with limited exceptions otherwise making investments, to support ALC and its subsidiaries, and all cash flow from ALC will be retained within the ALC operation. As of June 30, 2005, ALC had a cash balance of $7.0 million. However, except for ALC’s subsidiaries, we have no independent assets or operations and the guarantees of the 2010 Senior Notes are full and unconditional, and joint and several, and any of our subsidiaries that do not guarantee the 2010 Senior Notes are minor. The 2010 Senior Notes are guaranteed by all of our existing and future active subsidiaries, except for ALC’s subsidiaries. There are no significant restrictions on our ability to obtain funds from our subsidiaries by loan or dividend.
6.875% Senior Subordinated Notes due 2014
     On April 22, 2004, we sold and issued $125 million aggregate principal amount of 6.875% Senior Subordinated Notes due May 1, 2014 (the “2014 Notes”) pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The 2014 Notes were issued at a price of 97.5001% of par to yield 7.23%. The net proceeds from the issuance of the 2014 Notes were approximately $117.4 million, net of a discount of $3.1 million and fees and expenses of $4.5 million. We used these net proceeds, along with cash on hand and borrowings under our amended and restated Revolving Credit Facility described below, to purchase for cash the 9.35% Senior Subordinated Notes due 2007 (the “2007 Notes”), tendered in the tender offer described below, to redeem the 2007 Notes not tendered in the tender offer prior to May 24, 2004 and to pay related fees and expenses of the tender offer and redemption. Also on April 22, 2004, we entered into two interest rate swap agreements and two interest rate cap agreements. See Note 10 for the terms of the interest rate swap and cap agreements. In August 2004, we completed our offer to exchange new 6.875% Senior Subordinated Notes due 2014 that have been registered under the Securities Act for the Senior Subordinated Notes issued in April 2004. The terms of the new 2014 Notes are identical to the terms of the 2014 Notes issued in April 2004.
     The assets and operations of ALC’s subsidiaries do not guarantee the 2014 Notes. In addition, we are restricted from borrowing under our Revolving Credit Facility, or with limited exceptions otherwise making investments, to support ALC and its subsidiaries, and all cash flow from ALC will be retained within the ALC operation. However, except for ALC’s subsidiaries, the 2014 Notes are fully and unconditionally guaranteed on a senior subordinated unsecured basis, jointly and severally, by all of our existing and future domestic significant subsidiaries, all of our existing and future domestic subsidiaries that guarantee or incur any indebtedness and any other existing and future significant subsidiaries or restricted subsidiaries that guarantee or otherwise provide direct credit support for our indebtedness or the indebtedness of any of our domestic subsidiaries. The 2014 Notes and guarantees are our general unsecured obligations and the general unsecured obligations of our subsidiaries.

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
Revolving Credit Facility
     We established a senior secured Revolving Credit Facility (the “Revolving Credit Facility”) in June 2002. In connection with the April 2004 offering of the 2014 Notes, we amended and restated the Revolving Credit Facility to, among other things, extend the maturity date from June 28, 2007 to June 28, 2009 and increase the total borrowing capacity from $105 million to $155 million. In January 2005, we amended our Revolving Credit Facility to permit the loan from EHI to partially finance the ALC acquisition. ALC’s debt is non-recourse to us and our subsidiaries that existed prior to the acquisition of ALC. ALC’s debt and earnings are excluded from existing financial covenants under our Revolving Credit Facility and certain restrictions in the Revolving Credit Facility do no apply to ALC and its subsidiaries. We are restricted from borrowing under our Revolving Credit Facility, or with limited exceptions otherwise making investments, to support ALC and its subsidiaries, and all cash flows from ALC will be retained within ALC. In the table above, the ALC debt is listed after the caption “6.0% EHI Term Note due 2010” for $55 million and before the caption “6% EI Term Note due 2010” for $8.9 million.
     The Revolving Credit Facility is used to back letters of credit and for general corporate purposes. Borrowings under the Revolving Credit Facility bear interest, at our option, at the Eurodollar rate or the prime rate, plus applicable margins. Depending upon our senior leverage ratio, the interest rate is equal to the Eurodollar rate plus a margin of 2.50% to 3.25% per annum or the base rate plus a margin of 1.50% to 2.25% per annum. The commitment fee is 0.50% per annum on the undrawn capacity.
     The Revolving Credit Facility is guaranteed by EHI and by our material domestic subsidiaries, or subsidiary guarantors, other than the subsidiaries of ALC and is secured by certain tangible and intangible assets of EHI, of ours and of the subsidiary guarantors (other than ALC), including certain real property and, with certain exceptions, substantially all of the personal property of EHI, of ours and of the subsidiary guarantors (other than ALC). The collective group of ALC subsidiaries that are non-guarantors to the lenders of the Revolving Credit Facility have been determined to be minor. The Revolving Credit Facility is also secured by a pledge of 65% of the voting stock of our foreign subsidiaries, including our subsidiary guarantor’s foreign subsidiaries, if any. The Revolving Credit Facility contains customary covenants and events of default and is subject to various mandatory prepayment and commitment reductions. We are permitted to make voluntary prepayments at any time under the Revolving Credit Facility.
     As of June 30, 2005, we had borrowings under the Revolving Credit Facility of $62.0 million as a result of the acquisition of ALC as of January 31, 2005. There were no borrowings as of December 31, 2004. The unused portion of the Revolving Credit Facility that is available for working capital and corporate purposes, after reduction for outstanding letters of credit of $17.4 million, was $75.6 million as of June 30, 2005.
     The Revolving Credit Facility requires that we comply with various financial covenants, including fixed charge coverage, debt leverage, and tangible net worth ratios. The financial covenants exclude the operations of ALC. We are in compliance with all of the financial covenants as of June 30, 2005.
     In August 2005, we amended and restated the Revolving Credit Facility. For additional information refer to discussion of “Events Subsequent to June 30, 2005” in this Quarterly Report on Form 10-Q.

6.0% EHI Term Note due 2010
     In January 2005, Extendicare advanced $55 million to EHI who, in turn, advanced $55 million to us to accommodate the ALC acquisition. The Term Note has a term of five years and bears interest at 6%. The Term Loan can be repaid at any time by us.
6.24% Red Mortgage Capital Note due 2014
     The Red Mortgage Capital Note has a fixed interest rate of 6.24% with a 25-year principal amortization and is secured by 24 assisted living facilities within ALC. The Red Mortgage Capital Note was entered into by subsidiaries of ALC and is non-recourse to us, but subject to a limited guaranty by ALC.
GE Capital Term Loan and Credit Facility due 2009
     The GE Capital Term Loan (“GE Term Loan”) and the GE Capital Credit Facility (“GE Credit Facility”) were entered into by subsidiaries of ALC in December 2003. The GE Term Loan and GE Credit Facility mature in 2009 and are secured by a collective pool of 30 ALC assisted living facilities. The GE Term Loan requires monthly interest payments and principal reductions based on a 25-year principal amortization schedule, with a balloon payment at maturity. We have a $15.0 million Credit Facility with GE, which has the same payment terms as the GE Term Loan. Under the Credit Facility, a fee is charged on the unused borrowing capacity at a rate of 0.75% per year, which is paid quarterly. Both the GE Term Loan and GE Credit Facility accrue interest at LIBOR plus 4.0%, with an interest rate floor of 5.75%. The GE Term Loan and the GE Credit Facility both contain financial covenants that require a certain level of financial performance for the GE financed ALC assisted living facilities. The GE Term Loan and GE Credit Facility were entered into by subsidiaries of ALC and are non-recourse to ALC, subject to a limited guaranty by ALC. ALC had no borrowings on the GE Credit Facility as of June 30, 2005. We are in compliance with the GE financial covenants as of June 30, 2005.
     In August 2005, we repaid, in full, the GE Term Loan and terminated the GE Credit Facility. For additional information refer to discussion of “Events Subsequent to June 30, 2005” in this Quarterly Report on Form 10-Q.
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
Revenue Bonds
     Revenue Bonds include three variable rate revenue bonds secured by 15 ALC assisted living facilities located in the States of Washington, Idaho and Ohio. ALC has a series of Reimbursement Agreements with U.S. Bank for letters of credit that support certain of ALC’s variable rate revenue bonds. The letters of credit expire in October 2005 and have an annual commitment fee of approximately 2.0%. The total amount of these letters of credit was approximately $22.8 million as of June 30, 2005. The Washington bonds had an interest rate of 2.1% at June 30, 2005, and are secured by a $7.1 million letter of credit and buildings, land, furniture and fixtures of the five Washington assisted living facilities. The Idaho bonds had an interest rate of 2.1% at June 30, 2005, and are secured by a $6.2 million letter of credit and buildings, land, furniture and fixtures of four Idaho assisted living facilities. The Ohio bonds had an interest rate of 2.0% at June 30, 2005, and are secured by a $10.3 million letter of credit and buildings, land, furniture and fixtures of six Ohio assisted living facilities.
     Under debt agreements relating to the Revenue Bonds, ALC is required to comply with the terms of certain regulatory agreements until the scheduled maturity dates of the Revenue Bonds that provide, among other things, that in order to preserve the federal income tax exempt status of the bonds, ALC is required to lease at least 20% of the units of the projects to low or moderate income persons as defined in Section 142(d) of the Internal Revenue Code. There are additional requirements as to the age and physical condition of the residents with which we must also comply. Non-compliance with these restrictions may result in an event of default and cause acceleration of the scheduled repayment, fines and other financial costs.

     ALC’s Reimbursement Agreements with U.S. Bank contain financial covenants which include the following: (1) minimum net worth; (2) minimum debt service coverage; (3) minimum liquidity; and (4) minimum earnings of ALC. Failure to comply with these covenants could constitute an event of default, which would allow U.S. Bank to declare any amounts outstanding under the loan documents to be due and payable. The agreements also require ALC to deposit $500,000 in cash collateral with U.S. Bank in the event certain regulatory actions are commenced with respect to the properties securing ALC’s obligations to U.S. Bank. U.S. Bank is required to release such deposits upon satisfactory resolution of the regulatory action. We are in compliance with the U.S. Bank financial covenants as of June 30, 2005.
Capital Lease Obligations
     In March 2005, we amended lease agreements with ALF relating to five ALC assisted living facilities located in Oregon. The amended lease agreements provide ALC with an option to purchase the facilities in 2009 at a fixed price. The option to purchase was determined to be a bargain purchase price, requiring the classification of these leases be changed from operating to capital. As a result, a capital lease obligation of $12.8 million was recorded, which represents the estimated market value of the properties as of the lease amendment date and also approximates the present value of future payments due under the lease agreements, including the purchase option payment. The option to purchase must be exercised prior to July 1, 2009 with closing on or about December 31, 2009.
     The lessor obtained funding for these leased properties through the sale of bonds issued by the State of Oregon, Housing and Community Services Department (“OHCS”). ALC entered into Lease Approval Agreements with OHCS and the lessor which obligates ALC to comply with the terms and conditions of the underlying trust deed relating to the leased properties. A capital replacement escrow account is required to be maintained to cover future expected capital expenditures for the leased properties.
Oregon Trust Deed Notes
     The Oregon Trust Deed Notes are secured by buildings, land, furniture and fixtures of six Oregon ALC assisted living facilities. The notes are payable in monthly installments including interest at effective rates ranging from 7.4% to 9.0%.
     Under debt agreements relating to the Oregon Trust Deed Notes, ALC is required to comply with the terms of certain regulatory agreements until the scheduled maturity dates of the Revenue Bonds. Those regulatory agreements provide, among other things, that in order to preserve the federal income tax exempt status of the bonds, ALC is required to lease at least 20% of the units of the projects to low or moderate income persons as defined in Section 142(d) of the Internal Revenue Code. There are additional requirements as to the age and physical condition of the residents with which we must also comply. Non-compliance with these restrictions may result in an event of default and cause acceleration of the scheduled repayment, fines and other financial costs. A capital replacement escrow account is required to be maintained to cover future expected capital expenditures.
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
6.0% EI Term Note due 2010
     Effective April 1, 2005, the non-interest bearing advance of $8.9 million by Extendicare was converted to a Term Note. The Term Note has a term of five years and bears interest at 6%. The Term Loan can be repaid at any time by us.
Mortgage Notes Payable
     In February 2005, we prepaid in full a mortgage totaling $5.3 million which resulted in a pre-tax charge to income of $0.2 million to write off deferred financing costs.

Industrial Development Revenue Bond due 2014
     In January 2005, we prepaid in full a $9.5 million Variable Rate Industrial Development Revenue Bond due 2014, which resulted in a pre-tax charge to income of $0.1 million to write off deferred financing costs.
Credit Ratings
     In April 2004, the following ratings were assigned to our debt and have not changed as of the date of this report:
•	Moody’s Investors Service assigned a “B2” rating to the 2010 Senior Notes.

•	S&P assigned a “B-“ rating to the 2014 Notes.

•	S&P assigned a “BB-“ rating to the Revolving Credit Facility.
Interest Rate Swap and Cap Agreements
     As of June 30, 2005, we have $435.4 million of fixed rate debt outstanding. To hedge the fair value of Senior Note and Subordinated Senior Note fixed-rate debt obligations, we have entered into interest rate swap agreements with a total notional amount of $275 million under which we pay a variable rate of interest and we receive a fixed rate of interest. These interest rate swaps are designated as fair value hedges under SFAS 133 and changes in the market value of the interest rate swaps have no impact on the statements of income unless they are terminated or are no longer designated as hedges. In addition, we have entered into interest rate cap agreements to limit our exposure to increases in interest rates.
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
Letters of Credit
     As of June 30, 2005, we had issued $2.3 million in letters of credit (of which $0.9 million pertain to ALC) as security for landlords of leased properties. The letters of credit are renewed annually and have maturity dates ranging from August 2005 to May 2006. We also had issued $16.8 million in letters of credit (of which $0.8 million pertain to ALC) to outside third party insurers and Ohio Bureau of Workers’ Compensation as security for workers’ compensation claims. The letters of credit are renewed annually and have maturity dates ranging from December 2005 to January 2006. And, as of June 30, 2005, we had issued $22.8 million in letters of credit that mature on October 2005 and provide security for the ALC Revenue Bonds.
Off Balance Sheet Arrangements
     We have no significant off balance sheet arrangements.
Cash Management
     As of June 30, 2005, we held cash and cash equivalents of $9.9 million. We forecast on a regular basis monthly cash flows to determine the investment periods, if any, of CDs and monitor daily the incoming and outgoing expenditures to ensure available cash is invested on a daily basis.
Future Liquidity and Capital Resources
     We believe that our cash from operations together with other available sources of liquidity, including borrowings available under our Revolving Credit Facility, will be sufficient for the foreseeable future to fund anticipated capital expenditures and make required payments of principal and interest on our debt.
     During April and May 2005, we completed five construction projects for a total cost of $15.4 million. During 2004, we completed four construction projects for a total cost of $10.0 million. We have 12 additional construction projects in progress that will add three new assisted living facilities (145 units), increase operational capacity at five assisted living facilities (98 units), add one new nursing facility (89 beds) and increase the operational capacity of three nursing facilities (64 beds). Total costs incurred through June 30, 2005 on these projects are approximately $7.1 million and purchase commitments of $3.9 million are outstanding. The total estimated cost of the uncompleted projects is approximately $44.8 million.

     At June 30, 2005, we had an accrued liability for settlement of self-insured liabilities of $35.5 million in respect of general and professional liability claims. Claim payments were $7.2 million and $4.9 million for the 2005 period and the 2004 period, respectively. The accrual for self-insured liabilities includes estimates of the cost of both reported claims and claims incurred but not yet reported. We exited the nursing facility markets of the highly litigious States of Florida and Texas in 2000 and 2001, respectively. As a result, accruals for general and professional liabilities have declined significantly from the 2002 level. We estimate that $12.5 million of the total $35.5 million liability will be paid within the next twelve months. The timing of payments is not directly within our control, and, therefore, estimates are subject to change in the future. We believe we have provided sufficient provisions as of June 30, 2005.
Contractual Obligations
     Set forth below is a table showing the estimated timing of payments under our contractual obligations as of June 30, 2005:

	Payments Due By Year
							After
	Total	2005	2006	2007	2008	2009	2009
	(dollars in thousands)
Long-term debt	$554,689	$3,395	$5,579	$8,759	$29,502	$107,024	$400,430
Operating lease commitments	162,187	10,744	18,586	16,651	16,886	16,881	82,439

Total	$716,876	$14,139	$24,165	$25,410	$46,388	$123,905	$482,869

     As of June 30, 2005, we had capital expenditure purchase commitments outstanding of approximately $8.8 million not including commitment on new construction projects. In addition, we had 12 new construction projects in progress, which are expected to add 153 nursing beds and 243 assisted living units. The total estimated cost of the projects is $44.8 million, and they are expected to be completed in 2005 through 2007. Costs incurred through June 30, 2005 on these projects were approximately $7.1 million and purchase commitments of $3.9 million are outstanding.
Critical Accounting Policies
     Our condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP. For a full discussion of our accounting policies as required by GAAP, refer to the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2004. The information in such report on Form 10-K has not materially changed since that report was filed. In addition, refer to note 2 and 3 to the notes of the financial statements included within this quarterly report on Form 10-Q. These notes discuss accounting policies applied in the accounting for acquisitions and new accounting pronouncements that may be relevant to us. We consider our accounting policies to be critical to an understanding of our financial statements because their application requires significant judgment and reliance on estimations of matters that are inherently uncertain. Specific risks relate to the accounting policies applied in revenue recognition and the valuation of accounts receivable, the measurement of acquired assets and assumed liabilities in business combinations, the valuation of assets and determination of asset impairment, the accrual for self-insured liabilities for general and professional liability, workers’ compensation and health and dental claims, and valuation of deferred income tax assets. There can be no assurance given that a future provision will not be required, if the estimates of value change or actual results differ from the estimates made.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Qualitative Disclosures
     We use interest rate swaps to hedge a significant portion of the fair value of our debt obligations and interest rate caps to limit our exposure to increases in interest rates.
     For our variable rate debt, changes in interest rates generally do not impact the market value of the debt instruments, but do affect our future income and cash flows. At June 30, 2005, we had $272 million of fixed rate debt outstanding that has been effectively converted to variable rate debt using interest rate swaps. Assuming that the balance of this debt remains constant, each one percentage point increase in the six-month LIBOR will result in an annual increase in interest expense, and a corresponding decrease in cash flows, of approximately $2.7 million. Conversely, each one percentage point decrease in the six-month LIBOR will result in an annual decrease in interest expense, and a corresponding increase in cash flows, of approximately $2.7 million. Increases in interest expense are limited by interest rate caps that reimburse us to the extent that the six-month LIBOR exceeds 7%.
     In addition, we have $119.3 million of variable rate debt outstanding as of June 30, 2005, which rates generally move in a manner similar to the six-month LIBOR. Assuming that the balance of this debt remains constant, each one percentage point increase in the six-month LIBOR will result in an annual increase in interest expense, and a corresponding decrease in cash flows, of approximately $1.2 million. Conversely, each one percentage point decrease in the six-month LIBOR will result in an annual decrease in interest expense, and a corresponding increase in cash flows, of approximately $1.2 million.
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
Quantitative Disclosures
     The table below presents principal or notional amounts and related weighted average interest rates by year of maturity for our debt obligations and interest rate swaps as of June 30, 2005:

	Maturity Date through December 31,
								Estimated
								Fair Value of
								Liability
	2005	2006	2007	2008	2009	Thereafter	Total	(Asset)
	(dollars in thousands)
LONG-TERM DEBT:
Fixed Rate	$1,774	$3,291	$6,257	$26,823	$12,091	$385,186	$435,422	$452,496
Average Interest Rate	5.32%	5.51%	6.29%	4.83%	6.23%	7.48%	7.42%
Variable Rate	$1,621	$2,288	$2,502	$2,680	$94,933	$15,243	$119,267	$117,541
Average Interest Rate	3.70%	4.56%	4.65%	4.70%	6.60%	2.54%	5.92%
INTEREST RATE SWAPS:
(fixed to variable)
Notional Amount	—	—	—	—	—	$275,000	$275,000	$(2,435)
Average Pay Rate (variable rate)	—	—	—	—	—	7.14%	7.14%
Average Receive Rate (fixed rate)	—	—	—	—	—	8.31%	8.31%
INTEREST RATE CAPS:
Notional Amount	—	—	—	—	—	$150,000	$150,000	$(284)
Notional Amount	—	—	—	—	—	$125,000	$125,000	$6,306
     The above table incorporates only those exposures that existed as of June 30, 2005 and does not consider those exposures or positions which could arise after that date or future interest rate movements. As a result, the information presented above has limited predictive value. Our ultimate results with respect to interest rate fluctuations will depend upon the exposures that occur, our hedging strategies at the time and interest rate movements.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     In accordance with Rule 15d – 15 (b) of the Securities Exchange Act of 1934, our management has evaluated, with the participation of our Chairman of the Board and Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Treasurer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the 2005 June quarter. Based upon their evaluation of these disclosure controls and procedures, our Chairman of the Board and Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Treasurer concluded that the disclosure controls and procedures were effective as of the end of the 2005 June quarter to ensure that material information relating to us (including our consolidated subsidiaries) was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.
Changes in Internal Controls Over Financial Reporting
     There were no changes in our internal controls over financial reporting that occurred during the 2005 June quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
     There were no material developments related to our legal proceedings during the 2005 June quarter. For further information regarding our legal proceedings, refer to Item 3 — Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2004 as well as the paragraphs which discuss litigation and the Omnicare Preferred Provider Agreement in note 16 of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
EXTENDICARE HEALTH SERVICES, INC.

Date: August 11, 2005	By:	/s/ Richard L. Bertrand
Richard L. Bertrand
Senior Vice President, Chief Financial Officer and Treasurer and Director (Principal Accounting Officer)

EXTENDICARE HEALTH SERVICES, INC.
EXHIBIT INDEX

4.1	Third Amended And Restated Credit Agreement, dated as of August 4, 2005, among Extendicare Holdings, Inc., Extendicare Health Services, Inc., as Borrower, the several lenders from time to time parties thereto, Lehman Brothers Inc., as Arranger, U.S. Bank, National Association, as Syndication Agent, General Electric Capital Corporation and LaSalle Bank National Association, as Co-Documentation Agents and Lehman Commercial Paper Inc., as Administrative Agent (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 4, 2005)

31.1	Certifications of Chairman of the Board and Chief Executive Officer.

31.2	Certifications of Senior Vice President, Chief Financial Officer and Treasurer.

32	Written Statement of Chairman of the Board and Chief Executive Officer and Senior Vice President, Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350.