Form 10-Q
period 2005-09-30
EXTENDICARE HEALTH SERVICES INC
filed 2005-11-10
CIK 1052024

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Numbers 333-97293 and 333-116927
EXTENDICARE HEALTH SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	111 West Michigan Street Milwaukee, WI 53203 (Address of principal executive office including zip code)	98-0066268 (I.R.S. Employer Identification Number)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☑
     Common Stock — 1,000 shares authorized, $1.00 par value per share; 947 shares issued and outstanding as of August 6, 2005.
All issued and outstanding shares of Common Stock are held indirectly by Extendicare Inc., a publicly traded Canadian company.

EXTENDICARE HEALTH SERVICES, INC.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
EXTENDICARE HEALTH SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
REVENUES:
Nursing and assisted living facilities	$288,267	$229,094	$869,256	$661,632
Outpatient therapy	2,885	2,847	8,515	8,521
Other	4,252	4,149	13,214	12,664

	295,404	236,090	890,985	682,817

COSTS AND EXPENSES (INCOME):
Operating	236,205	188,129	707,875	550,430
General and administrative	9,317	7,374	29,054	22,197
Lease costs	5,833	2,218	16,221	6,700
Depreciation and amortization	11,696	8,351	33,518	24,946
Interest expense, net	9,986	4,786	28,085	15,819
Valuation adjustment on interest rate caps	(129)	2,030	2,108	6,423
Loss (gain) on disposal of assets and impairment of long-lived assets	(9,270)	4,573	(10,348)	1,716
Loss on refinancing and retirement of debt	—	152	275	6,484

	263,638	217,613	806,788	634,715

INCOME BEFORE INCOME TAXES	31,766	18,477	84,197	48,102
Income tax expense	12,808	6,938	33,309	18,068

NET INCOME FROM CONTINUING OPERATIONS	18,958	11,539	50,888	30,034

Income (loss) from discontinued operations before income taxes	(1,263)	(1,728)	(8,820)	(2,244)
Income tax expense (benefit) on discontinued operations	(509)	(649)	(3,489)	(843)

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(754)	(1,079)	(5,331)	(1,401)

NET INCOME	$18,204	$10,460	$45,557	$28,633

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXTENDICARE HEALTH SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2005 AND DECEMBER 31, 2004
(In thousands except share data)

	September
	30,	December 31,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$23,881	$29,612
Short-term investment	9,222	—
Accounts receivable, less allowances of $13,219 and $10,594, respectively	121,444	95,973
Supplies, inventories and other current assets	17,529	17,751
Income taxes receivable	—	1,654
Deferred state income taxes	2,929	2,664
Due from shareholder and affiliates:
Federal income taxes receivable	7,097	5,231
Deferred federal income taxes	12,344	13,258
Other	—	7,690

Total current assets	194,446	173,833
Property and equipment, net	739,609	446,085
Assets held for sale	1,379	—
Goodwill and other intangible assets, net	82,032	74,554
Deferred state income taxes	3,724	—
Other assets	33,330	41,485

Total Assets	$1,054,520	$735,957

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$24,378	$1,071
Accounts payable	25,564	22,297
Accrued liabilities	120,005	99,920
Current portion of accrual for self-insured liabilities	12,500	18,000
Current portion of amounts due to shareholder and affiliates	2,976	2,975
Income taxes payable	2,516	—

Total current liabilities	187,939	144,263

Accrual for self-insured liabilities	21,852	19,725
Long-term debt and capital lease obligations	518,199	290,861
Deferred state income taxes	—	1,833
Other long-term liabilities	19,756	12,448
Due to shareholder and affiliates:
Deferred federal income taxes	6,483	1,853
Other	4,576	14,785

Total Liabilities	758,805	485,768

Shareholder’s Equity:
Common stock, $1 par value, 1,000 shares authorized, 947 shares issued and outstanding	1	1
Additional paid-in capital	209,532	209,221
Accumulated other comprehensive income	—	342
Retained earnings	86,182	40,625

Total Shareholder’s Equity	295,715	250,189

Total Liabilities and Shareholder’s Equity	$1,054,520	$735,957

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXTENDICARE HEALTH SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(In thousands)

	Nine Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2004
OPERATING ACTIVITIES:
Net income	$45,557	$28,633
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,563	26,317
Amortization of deferred financing costs	1,402	1,252
Amortization of purchase accounting adjustments for leases and debt	(388)	—
Amortization of purchase accounting adjustments for below market resident leases	(1,836)	—
Provision for self-insured liabilities	6,305	4,950
Payment of self-insured liability claims	(10,580)	(11,386)
Deferred income taxes	4,446	(12,127)
Valuation adjustment on interest rate caps	2,108	6,423
Loss (gain) on disposal of assets and impairment of long-lived assets	(5,833)	1,716
Unrealized gain on trading securities	(112)	—
Loss on refinancing and retirement of debt	275	6,484

Changes in assets and liabilities:
Accounts receivable attributable to Indiana and Pennsylvania provider tax	(10,856)	—
Accounts receivable	(11,524)	(14,179)
Other assets	4,597	19,795
Supplies, inventories and other current assets	6,881	(922)
Accounts payable	437	1,110
Accrued liabilities attributable to Indiana and Pennsylvania provider tax	6,394	—
Accrued liabilities	(3,645)	17
Income taxes payable/receivable	2,694	(196)
Current due to shareholder and affiliates	4,793	8,905

Cash provided by operating activities	75,678	66,792

INVESTING ACTIVITIES:
Payment for acquisition of Assisted Living Concepts, Inc (“ALC”)	(144,316)	—
Cash balances in ALC as of acquisition	6,547	—
Payments for other acquisitions	(8,218)	(6,454)
Payments for new construction projects	(16,352)	(9,334)
Payments for purchases of property and equipment	(21,810)	(17,973)
Proceeds from repayment of notes receivable	—	20,552
Proceeds from completion of divestiture agreement	—	10,000
Proceeds from sales of investments	976	4,894
Proceeds from sale of property and equipment	1,878	4,850
Proceeds from sale of assets held for sale	9,413	—
Changes in other non-current assets	5,130	(2,385)

Cash provided by (used in) investing activities	(166,752)	4,150

FINANCING ACTIVITIES:
Proceeds from Revolving Credit Facility to finance ALC acquisition	60,000	—
Proceeds from 6% EHI Term Note to finance ALC acquisition	55,000	—
Proceeds from issuance of long-term debt	96,000	128,082
Payments of long-term debt	(56,422)	(228,862)
Payments on line of credit	(70,000)	—
Payment of deferred financing costs	(1,067)	(5,364)
Payment of interest rate cap fee	—	(3,495)
Payment of tender and call premium and legal expenses	—	(6,921)
Proceeds from termination of interest rate swap and cap	—	2,615
Advances from shareholder and an affiliate	—	22,900
Other long-term liabilities	1,832	308

Cash provided by (used in) financing activities	85,343	(90,737)

Decrease in cash and cash equivalents	(5,731)	(19,795)
Cash and cash equivalents, beginning of period	29,612	48,855

Cash and cash equivalents, end of period	$23,881	$29,060

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXTENDICARE HEALTH SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(In thousands)

	Nine Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2004
Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$26,997	$21,447
Income tax payments, net of refunds	24,474	20,449

Supplemental schedule of non-cash investing and financing activities:
The Company acquired all of the capital stock of Assisted Living Concepts, Inc. for $144,316. In connection with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$316,984	$—
Cash paid	(144,316)	—

Liabilities assumed	$172,668	$—

Capital lease obligations incurred to purchase properties – See Notes 7 and 9	$12,822	$—

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
Basis of Presentation
     The accompanying condensed consolidated financial statements as of, and for the three months and nine months ended September 30, 2005 and 2004 are unaudited and have been prepared in accordance with the instructions to Form 10-Q. Such financial statements do not include all of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete statements. In the opinion of the Company’s management, all adjustments necessary for a fair presentation of such financial statements have been included. The condensed consolidated balance sheet information as of December 31, 2004 has been derived from the Company’s audited consolidated financial statements.
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
     These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2004 contained in the Company’s Annual Report on Form 10-K. Certain reclassifications have been made to the 2004 condensed consolidated financial statements to conform to the presentation for 2005. These reclassifications include the reporting of discontinued operations based upon actions implemented in 2005.
2. New Accounting Policies
a) Accounting for Acquisitions
     The Company accounts for acquisitions in accordance with FASB No. 141, “Business Combinations”. In October 2002, the Emerging Issues Task Force, or EITF, issued EITF 02-17, “Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination”, which provides implementation guidance in accounting for intangible assets in accordance with FASB No. 141. The Company has adopted EITF 02-17 in the identification of and accounting for acquired customer relationships (“resident relationships”) and has applied the provisions of EITF 02-17 in respect of the acquisition of Assisted Living Concepts, Inc. (“ALC”).

     The Company assesses the fair value of acquired assets which include land, building, furniture and equipment, licenses, resident relationships and other intangible assets, and acquired leases and liabilities. In respect of the valuation of the real estate acquired, the Company calculates the fair value of the land and buildings, or properties, using an “as if vacant” approach. The fair value of furniture and equipment is determined on a depreciated replacement cost basis. The value of resident relationships and below (or above) market resident contracts are determined based upon the valuation methodology outlined in Notes 2 (b) and (c). The Company allocates the purchase price of the acquisition based upon these assessments with, if applicable, the residual value purchase price being recorded as goodwill. These estimates were based upon historical, financial and market information. Imprecision of these estimates can affect the allocation of the purchase price paid on the acquisition of facilities between intangible assets and liabilities and the properties and goodwill values determined, and the related depreciation and amortization.
b) Resident Relationships
     Resident relationships represent the assets acquired by virtue of acquiring a facility with existing residents and thus avoiding the cost of obtaining new residents, plus the value of lost net resident revenue over the estimated lease-up period of the property. In order to effect such purchase price allocation, management is required to make estimates of the average facility lease-up period, the average lease-up costs and the deficiency in operating profits relative to the facility’s performance when fully occupied. Resident relationships are amortized on a straight-line basis over the estimated average resident stay at the facility. The estimated average resident stay determined for the ALC residents was 36 months. Amortization of resident relationships is included within amortization expense in the condensed consolidated statement of income. Amortization of $1.4 million was recorded for the cumulative impact of resident relationships for the eight month period ended September 30, 2005.
c) Below (or above) Market Resident Contracts
     Below (or above) market resident contracts represent the value of the difference between amounts to be paid pursuant to the in-place resident contracts and management’s estimate of the fair market value rate, measured over a period of either the average resident stay in the facility, or the period under which the Company can change the current contract rates to market. The amortization period for the ALC acquisition is 24 months. Amortization of below (or above) market resident contracts are included in revenues in the condensed consolidated statement of income. Amortization of $1.8 million was recorded for the cumulated impact of below market resident contracts for the eight month period ended September 30, 2005.
3. New Accounting Pronouncements
a) Exchanges of Non-monetary Assets
     In December 2004, FASB No. 153 “Exchanges of Non-monetary assets and amendment of APB Opinion No. 29” was issued. The guidance in APB Opinion No. 29, “Accounting for Non-monetary Transactions”, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. FASB No. 153 amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of FASB No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, however earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods beginning after the date FASB No. 153 was issued. The Company has adopted the provisions of FASB No. 153.
b) Accounting for Conditional Asset Retirement Obligations
     In March 2005, the FASB issued FASB Interpretation No. 47, or FIN 47, “Accounting for Conditional Asset Retirement Obligations”, which becomes effective for interim or annual periods ending after December 15, 2005. FIN 47 requires that either a liability be recognized for the fair value of a legal obligation to perform asset-retirement activities that are conditional on a future event if the amount can be reasonably estimated, or where it can not, that disclosure of the liability exists, but has not been recognized and the reasons why a reasonable estimate can not be made. The Company is currently evaluating its asset portfolio to determine whether FIN 47 is applicable. Quantifiable liabilities will be recorded as a capitalized cost, net of accumulated depreciation, based upon the date when the liabilities were incurred and the cumulative impact of depreciation will be reported through retained earnings in the year of adoption.

c) Accounting Changes and Error Corrections
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
4. Acquisition of Assisted Living Concepts, Inc.
     On January 31, 2005, the Company completed the acquisition of Assisted Living Concepts, Inc., (“ALC”) of Dallas, Texas for a total of approximately $285 million, including the assumption of ALC’s existing debt with a book value of approximately $141 million. The acquisition was completed immediately subsequent to, and pursuant to, the shareholder approval of the merger and acquisition agreement entered into on November 4, 2004, that provided for the acquisition of all of the outstanding shares and stock options of ALC for $18.50 per share. The Company financed the acquisition by using approximately $29 million of cash on hand, a $55 million 6% Term Note due 2010 from the Company’s U.S. parent company Extendicare Holdings, Inc. (“EHI”), and drawing $60 million from the Revolving Credit Facility. On January 31, 2005, ALC had a portfolio of 177 assisted living facilities, comprised of 122 owned properties and 55 leased facilities representing 6,838 units, located in 14 states, many in markets where the Company operated. The goal of the acquisition was to expand the Company’s asset portfolio and level of non-government based revenue sources.
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

     The above reflects the preliminary purchase price allocation. In the second quarter of 2005, the Company completed its determination of the value of resident relationships and below market resident contracts and adjusted other asset and liability values quantified upon its initial valuation. The Company continues to be in the process of, and will complete by December 2005, the valuation of net assets acquired. Based on this valuation, the purchase price allocation for accounting purposes may be adjusted in future periods.
     The operations of ALC are included in the condensed consolidated statements of income and the condensed consolidated statements of cash flows beginning February 1, 2005. The assets and liabilities of ALC are included within our condensed consolidated balance sheet as of September 30, 2005.

     Below is pro forma income statement information of the Company prepared assuming the acquisition of ALC occurred as of January 1, 2004 and is consolidated with the Company’s statement of income. This pro forma information includes purchase accounting adjustments but does not include estimated cost savings.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
	(in thousands)
Total revenues	$295,404	$281,662	$906,095	$816,078

Income before income taxes	31,766	18,778	83,387	49,996

Net Income	18,958	12,694	50,395	33,399
     In January 2005, the Company amended its then existing senior secured revolving credit facility (“Revolving Credit Facility”) to permit the loan from EHI to partially finance the ALC acquisition. Subsequently, Extendicare Inc. advanced $55 million to EHI, who, in turn advanced $55 million as a 6% Term Note due 2010 to the Company. ALC’s debt is non-recourse to the Company and its subsidiaries that existed prior to the acquisition of ALC.
     In January 2005, the Company entered into a Memorandum of Understanding (“MOU”) and later two new master lease agreements with LTC Properties, Inc. (“LTC”) in respect of 37 facilities leased to ALC by LTC. Under the terms of the MOU and master lease agreements, which became effective January 1, 2005, the Company agreed to increase the annual rent paid to LTC by $250,000 per annum for each of the successive four years, commencing on January 1, 2005, and amended the terms relating to inflationary increases. Formerly, the 37 leases had expiration dates ranging from 2007 through 2015. Under the terms of the master lease agreements, the initial 10 year lease term commenced on January 1, 2005, and there are three successive 10 year lease renewal terms, to be exercised at the option of the Company. There are no significant economic penalties to the Company if it decides not to exercise the renewal options. The aggregate minimum rent payments for the LTC leases for the calendar years 2005 through 2008 will be $9.4 million, $9.8 million, $10.2 million and $10.7 million, respectively. The minimum rent will increase by 2% over the prior year’s minimum rent for each of the calendar years 2009 through 2014. Annual minimum rent during any renewal term will increase a minimum of 2% over the minimum rent of the immediately preceding year. The MOU provides that LTC will not assert certain events of default against ALC under the original leases. In accordance with FASB Technical Bulletin 85-3, the Company accounts for the effect of scheduled rent increases on a straight-line basis over the lease term.

5. Other Acquisitions and New Construction
a) Acquisition in Kentucky
     On June 1, 2005, the Company acquired a nursing facility (127 beds) in Kentucky for $8.2 million in cash. The Company will complete by December 2005 the valuation of net assets acquired, and therefore, the purchase price allocation identified below for accounting purposes may be adjusted. The estimated impact of the acquisition on each asset category based upon the preliminary purchase price allocation is as follows:

(in thousands)
Cash used to finance the acquisition	$(8,219)
Other current assets	(4)

Total current assets	(8,223)
Property, plant and equipment	7,360
Goodwill and other intangible assets	863

Total assets	$—

b) New Construction
     In August and September 2005, the Company completed construction projects that resulted in the opening of two new assisted living facilities (90 units). In April and May 2005, the Company completed five construction projects that resulted in the opening of one new assisted living facility (60 units), and increased the operational capacity at three assisted living facilities (75 units) and one nursing facility (18 beds).
     In July 2005, the Company acquired a property in Washington for future development for $0.9 million.
c) Offer to Purchase in Pennsylvania
     In the third quarter of 2005, the Company entered into a purchase and sale agreement with Phoebe Ministries to acquire a nursing facility (126 beds) in Pennsylvania for $7.8 million in cash. The acquisition is anticipated to close in December 2005.
d) 2004 Acquisitions and Developments
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

6. Approval of Indiana, Pennsylvania and Washington State Plans and Amendments Relating to Medicaid Revenues
     In May 2005, the State of Indiana announced that it had received approval from the Centers for Medicare and Medicaid Services (“CMS”) of a state plan amendment and waiver, which increased federal funding to the Medicaid program retroactively to July 1, 2003. The state plan amendment was approved by Indiana and the revenue rates were announced in June 2005. As a result, the Company recognized incremental revenues, net of expenses pertaining to the state plan amendment, of $6.5 million and $2.3 million for the second and third quarters of 2005, respectively. In the second quarter of 2005, the Company recognized estimated incremental revenues pertaining to the state plan amendment of $11.0 million and provider tax expense of $6.3 million relating to the period from July 1, 2003 to December 31, 2004. In addition, in the second quarter of 2005, the Company recognized incremental estimated revenues of $4.3 million and provider tax expense of $2.5 million relating to the period from January 1, 2005 through June 30, 2005. In the third quarter of 2005, the final revenue rates were released by Indiana, and as a result, incremental revenues pertaining to the state plan amendment of $1.8 million and $0.5 million were recorded, pertaining to the periods of July 1, 2003 to December 31, 2004 and January 1, 2005 to June 30, 2005, respectively. All but $8.6 million of revenues, which is included in accounts receivable, were received, and all but $4.3 million of provider taxes, which are included within accrued liabilities, was paid in the third quarter of 2005.
     In January 2005, the States of Pennsylvania and Washington received approval from CMS for state plan amendments and waivers, which increased federal funding for their Medicaid programs and provided nursing facilities with revenue rate increases to offset new state provider taxes. The Washington approval had no impact on the Company’s income. In March 2005, the State of Pennsylvania officially approved and committed to the state plan amendment and waiver. As a result of the Pennsylvania approval, in the first quarter of 2005, the Company recognized incremental revenues pertaining to the state plan amendment of $16.5 million and provider tax expense of $13.3 million relating to the period from July 1, 2003 to December 31, 2004. All but $2.3 million of revenues, which is included in accounts receivable, were received, and all but $2.1 million of provider taxes, which are included within accrued liabilities, was paid in the second and third quarters of 2005. Offsetting this increase in revenues, the State of Pennsylvania published its final Medicaid rates for the period commencing July 1, 2004, which resulted in a reduction of previously accrued revenues of $0.6 million.
7. Property and Equipment, Net
          Below is a summary of activity for property and equipment, including properties under capital leases:

	Nine Months Ended
	2005	2004
	(in thousands)
Balance at beginning of period	$446,085	$448,743

Properties and equipment acquired in acquisition of ALC	284,223	—
Other acquisitions	7,360	5,898
Properties acquired under capital leases — see Note 9	12,822	—
Purchases of properties and equipment	21,810	17,973
Payments for new constructions projects	16,352	9,334
Depreciation and amortization	(32,297)	(25,464)
Impairment of long-lived assets	(7,761)	(1,362)
Reclassification to assets held for sale	(1,379)	—
Disposals and other	(7,606)	(6,422)

Balance at end of period	$739,609	$448,700

8. Other Assets
     Other assets consisted of:

	September 30,	December 31,
	2005	2004
	(in thousands)
Deferred financing costs, net	$11,428	$11,828
Non-current accounts receivable from Medicare and Medicaid programs	5,617	10,214
Non-current accounts receivable from non-affiliated long-term care operators	5,619	9,469
Indemnification escrow	3,700	3,700
Funds held under deferred compensation plan	2,189	2,001
Debt service and capital expenditure trust funds	1,396	309
Cash held by bank as collateral for ALC letters of credit	1,032	—
Prepaid interest rate cap fee	381	984
Other	1,968	2,980

	$33,330	$41,485

Medicare and Medicaid Settlement Receivables
     Medicare and Medicaid settlement receivables consisted of:

	September 30,	December 31,
	2005	2004
	(in thousands)
Total settlement receivables from Medicare and Medicaid programs, less contractual allowance of $6,957	$12,588	$16,954
Less: Current portion of Medicare and Medicaid settlement receivables (included in accounts receivable)	6,971	6,740

Non-current portion of Settlement Accounts Receivable	$5,617	$10,214

     The settlement receivable balances primarily relate to reimbursable Part A co-insurance receivables under Medicare, which amounted to $10.8 million and $10.6 million as of September 30, 2005 and December 31, 2004, respectively. In the third quarter of 2005, the Company recorded a contractual allowance against revenue of $2.2 million, pertaining to non-reimbursable Part A co-insurance receivables based upon the conclusion of audits covering the cost report years up to 2003. The remaining amounts relate to amounts the Company expects to realize under Medicare and Medicaid retrospective reimbursement programs.
Advances and Amounts Due from Non-Affiliated Long-term Care Operators
     The Company has provided working capital advances to non-affiliated long-term care operators of $5.6 million, of which $4.2 million are to long-term care operators for which the Company provides consulting services. In the third quarter of 2005, in conjunction with the sale of the leased properties with Senior Health — South, the Company collected in full advances of $3.2 million from Senior Health – South. The Company has provided for possible non-collection of advances to Lakeside Health L.L.C. (“Lakeside Health”) in its condensed consolidated statements of income. As of September 30, 2005, the Company has a receivable of $1.4 million for advances to Lakeside Health. These advances are secured by a first security interest in Lakeside Health’s accounts receivable and are repayable from the assets and future cash flow of Lakeside Health, if any. Refer to Note 15.

9. Line of Credit and Long-term Debt
Summary of Long-term Debt
     Long-term debt consisted of the following:

	September 30,	December 31
	2005	2004
	(in thousands)
9.50% Senior Notes due 2010	$149,745	$149,714
6.875% Senior Subordinated Notes due 2014	122,195	122,022
Term Loan due 2010, at variable interest rates	85,785	—
6.00% EHI Term Note due 2010	55,000	—
6.24% Red Mortgage Capital Note due 2014	36,698	—
DMG Mortgage notes payable, interest rates ranging from 7.58% to 8.65%, due 2008	27,542	—
Revenue Bonds, at variable interest rates, maturing through 2018	21,150	—
Capital lease obligations, interest rates ranging from 2.84% to 13.54%, maturing through 2009	12,309	11
Oregon Trust Deed Notes, interest rates ranging from 0.25% to 10.90%, maturing from 2020 through 2026	9,657	—
HUD Insured Mortgages, interest rates ranging from 7.40% to 7.55%, due 2036	7,691	—
6.00% EI Term Note due 2010	8,900	—
Other mortgage notes payable, interest rates ranging from 3.0% to 7.25%, maturing through 2009	4,950	9,730
Industrial Development Revenue Bond due 2014	—	9,500
6.25% Industrial Development Revenue Bond, maturing 2008	955	955

Long-term debt before current maturities	542,577	291,932
Less current maturities	24,378	1,071

Total long-term debt	$518,199	$290,861

     As at September 30, 2005, certain long-term debt instruments are secured by assets of, and have restrictive covenants that apply to the Company, exclusive of ALC and its subsidiaries. Certain long-term debt instruments of ALC and its subsidiaries are secured by, and have restrictive covenants that apply only to ALC and to specific subsidiaries of ALC. Additional information related to these long-term debt instruments are outlined below.
Revolving Credit Facility
     On August 4, 2005, the Company entered into a Third Amended and Restated Credit Agreement (the “Amended and Restated Credit Facility”) to increase the total borrowing capacity from $155 million to $200 million, reduce the cost of borrowing and provide increased financial flexibility. Included within the Amended and Restated Credit Facility is a Term Loan for $86 million and a $114 million revolving line of credit. On August 4, 2005, the Company borrowed $86.0 million under the Term Loan and $13.9 million under the Amended and Restated Credit Facility, repaid in full $64.0 million under the former Revolving Credit Facility, terminated the GE Credit Facility and repaid, in full, $34.0 million under the GE Capital Term Loan and GE Credit Facility. The GE Capital Term Loan and the GE Capital Credit Facility were entered into by subsidiaries of ALC in December 2003. The Amended and Restated Credit Facility includes, among other things, the following terms and changes from the former Revolving Credit Facility:
•	the credit extended to the Company under the Amended and Restated Credit Facility includes a term loan for $86.0 million. The principal balance of the term loan is payable in equal quarterly installments of $215,000 over the first four years of the Amended and Restated Credit Facility, equal quarterly installments of $20.6 million over the first three quarters of the last year of the Amended and Restated Credit Facility, and a final principal installment of $20.6 million due on the maturity date.

•	the revolving credit limit under the Amended and Restated Credit Facility reflects a reduction by $41.0 million from the $155.0 million limit under the former Revolving Credit Facility to $114.0 million under the Amended and Restated Credit Facility. Upon notice and at the option of the participating lenders, the Company may increase the credit extended or available under the Amended and Restated Credit Facility by up to $15.0 million. The increase may be in the form of additional term loans or in the form of an increase in the revolving credit limit.

•	the maturity date of the Amended and Restated Credit Facility is July 31, 2010, reflecting an extension of more than one year from the maturity date of the Revolving Credit Facility.

•	the interest rate spreads over the Eurodollar rate or the base rate, as applicable, have been reduced and fixed at 1.75% per annum for Eurodollar rate loans and 0.75% per annum for base rate loans. Under the Revolving Credit Facility the interest rate spread ranged from 2.50% per annum to 3.25% per annum for Eurodollar rate loans and from 1.50% per annum to 2.25% per annum for base rate loans, subject, in each case, to adjustments based on the Company’s senior leverage ratio.

•	the Amended and Restated Credit Facility includes a $10.0 million swing line commitment within the $114 million revolving credit limit.

•	the financial covenants under the Amended and Restated Credit Facility include ALC’s debt and earnings, whereas the financial covenants under the Revolving Credit Facility did not. The financial covenants are otherwise substantially the same as under the Revolving Credit Facility.

•	the Amended and Restated Credit Facility includes procedures for ALC and its subsidiaries to be designated as restricted subsidiaries and guarantors of the Amended and Restated Credit Facility over time. As this occurs, these subsidiaries will become subject to the covenants of the Amended and Restated Credit Facility that apply to the Company’s restricted subsidiaries. Also, the Company is permitted to make investments in these subsidiaries to the same extent that it is permitted to make investments in its other restricted subsidiaries that have guaranteed the Amended and Restated Credit Facility.

•	the Amended and Restated Credit Facility increases the Company’s ability to make investments in unrestricted subsidiaries (the unrestricted subsidiaries being ALC and its subsidiaries unless and until they have been designated as restricted subsidiaries) such that the Company and its restricted subsidiaries may have investments in unrestricted subsidiaries outstanding from time to time up to the sum of the amount of investments in unrestricted subsidiaries at June 30, 2005 plus $40 million.

•	the Amended and Restated Credit Facility requires that ALC’s debt in connection with the $22.0 million of Revenue Bonds secured by ALC facilities located in the States of Washington, Idaho and Ohio be repaid in full within 180 days after the closing of the Amended and Restated Credit Facility. When that repayment occurs, ALC will become a restricted subsidiary under the Amended and Restated Credit Facility.

•	the Amended and Restated Credit Facility increases the Company’s ability to make restricted payments to permit annual dividends up to the lesser of (i) 50% of net income, or (ii) $25 million plus the unused restricted payment amount for the previous fiscal year, or (iii) $50 million.

     The Amended and Restated Credit Facility is used to back letters of credit and for general corporate purposes. The Amended and Restated Credit Facility is guaranteed by EHI and the Company’s material domestic subsidiaries, excluding ALC’s unrestricted subsidiaries, and ALC until repayment of the Revenue Bonds. The collective group of ALC subsidiaries that are non-guarantors to the lenders of the Amended and Restated Revolving Credit Facility have been determined to be minor. The Amended and Restated Credit Facility is secured by certain tangible and intangible assets of EHI, the Company and the subsidiary guarantors (other than ALC’s subsidiaries, and ALC until repayment of the Revenue Bonds), including certain real property and, with certain exceptions, substantially all of the personal property of EHI, the Company and the subsidiary guarantors (other than ALC’s subsidiaries, and ALC until repayment of the Revenue Bonds). As a result, the Amended and Restated Credit Facility is secured by the same assets as secured the former Revolving Credit Facility; however in addition, the Amended and Restated Credit Facility provides for the post-closing addition of additional security consisting of 30 assisted living facilities, formerly financed under the GE Term Loan and GE Credit Facility, and one nursing facility located in Kentucky acquired in June 2005. Further guarantees and collateral may be provided as additional subsidiaries of ALC become restricted subsidiaries. As subsidiaries of ALC guarantee or otherwise provide credit support for the Amended and Restated Credit Facility, the Company will be required to cause such subsidiaries to guarantee the 2010 Senior Notes and the 2014 Notes on the same basis as the existing guarantors of the respective notes guaranteed such notes.
     As was the case with the former Revolving Credit Facility, the Amended and Restated Credit Facility contains customary covenants and events of default and is subject to various mandatory prepayment and commitment reductions. If an event of default occurs the lenders may accelerate the maturity of the loans under the Amended and Restated Credit Facility, charge a default rate of interest, and/or foreclose on the mortgages and other collateral securing the Amended and Restated Credit Facility. The Company is permitted to make voluntary prepayments at any time under the Amended and Restated Credit Facility.
     The Company established the former Revolving Credit Facility in June 2002. In connection with the April 2004 offering of the 2014 Notes, the Company amended and restated the Revolving Credit Facility to, among other things, extend the maturity date from June 28, 2007 to June 28, 2009, and increase the total borrowing capacity from $105 million to $155 million. In January 2005, the Company amended its Revolving Credit Facility to permit the loan from EHI to partially finance the ALC acquisition. Until the Company entered the Amended and Restated Credit Facility, ALC’s debt was non-recourse to the Company and its subsidiaries that existed prior to the acquisition of ALC. In addition, until the amendment, ALC’s debt and earnings were excluded from existing financial covenants under the Company’s Revolving Credit Facility and certain restrictions in the Revolving Credit Facility did not apply to ALC and its subsidiaries. Also, until the amendment, the Company was restricted from borrowing under the Revolving Credit Facility, or with limited exceptions otherwise making investments, to support ALC and its subsidiaries, and all cash flow from ALC was retained within the ALC operation.
     As of September 30, 2005, the Company had borrowings under the Term Loan, however no borrowings under the revolving line of credit under the Amended and Restated Credit Facility. There were no borrowings under the former Revolving Credit Facility as of December 31, 2004. The unused portion of the Amended and Restated Revolving Credit Facility that is available for working capital and corporate purposes, after reduction for outstanding letters of credit of $18.1 million (which does not include letters of credit of $26.1 million pertaining to ALC), was $95.9 million as of September 30, 2005.
     The Amended and Restated Revolving Credit Facility requires the Company to comply with various financial covenants, including fixed charge coverage, debt leverage, and tangible net worth ratios.
6.0% EHI Term Note due 2010
     In January 2005, Extendicare Inc. advanced $55 million to EHI who, in turn, advanced $55 million to the Company to partially finance the ALC acquisition. The Term Note has a term of five years and bears interest at 6%. The Term Note can be repaid at any time by the Company.

6.24% Red Mortgage Capital Note due 2014
     The Red Mortgage Capital Note has a fixed interest rate of 6.24%, with a 25-year principal amortization, and is secured by 24 ALC assisted living facilities. The Red Mortgage Capital Note was entered into by subsidiaries of ALC, and is non-recourse to the Company and its subsidiaries that existed prior to the ALC acquisition, but subject to a limited guaranty by ALC.
GE Capital Term Loan and Credit Facility due 2009
     In August 2005, the Company repaid, in full, the GE Term Loan and terminated the GE Credit Facility in conjunction with the amended and restated credit facility as discussed above.
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
Revenue Bonds
     Revenue Bonds include three variable rate revenue bonds secured by 15 ALC assisted living facilities located in the States of Washington, Idaho and Ohio. ALC has a series of Reimbursement Agreements with U.S. Bank for letters of credit that support certain of ALC’s variable rate revenue bonds. The letters of credit expire in January 2006 and have an annual commitment fee of approximately 2.0%. The total amount of these letters of credit was approximately $22.4 million as of September 30, 2005. The Washington bonds had an interest rate of 2.625% at September 30, 2005, and are secured by a $6.8 million letter of credit and buildings, land, furniture and fixtures of the five Washington assisted living facilities. The Idaho bonds had an interest rate of 2.625% at September 30, 2005, and are secured by a $5.9 million letter of credit and buildings, land, furniture and fixtures of four Idaho assisted living facilities. The Ohio bonds had an interest rate of 2.632% at September 30, 2005, and are secured by a $9.8 million letter of credit and buildings, land, furniture and fixtures of six Ohio assisted living facilities.
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
     ALC’s Reimbursement Agreements with U.S. Bank contain financial covenants which include the following: (1) minimum net worth; (2) minimum debt service coverage; (3) minimum liquidity; and (4) minimum earnings of ALC. Failure to comply with these covenants could constitute an event of default, which would allow U.S. Bank to declare any amounts outstanding under the loan documents to be due and payable. The agreements also require ALC to deposit $500,000 in cash as collateral with U.S. Bank in the event certain regulatory actions are commenced with respect to the properties securing ALC’s obligations to U.S. Bank. U.S. Bank is required to release such deposits upon satisfactory resolution of the regulatory action.
     The Company has provided notice to the trustees of the Washington, Idaho and Ohio Revenue Bonds to prepay the Revenue Bonds in full in December 2005. Cash required for the prepayment is estimated at $21.2 million and will result in a loss of $0.4 million.

Capital Lease Obligations
     In March 2005, the Company amended lease agreements with Assisted Living Facilities, Inc. (“ALF”), an unrelated party, relating to five ALC assisted living facilities located in Oregon. The amended lease agreements provide ALC with an option to purchase the facilities in 2009 at a fixed price. The option to purchase was determined to be a bargain purchase price, requiring that the classification of these leases be changed from operating to capital. As a result, a capital lease obligation of $12.8 million was recorded, which represents the estimated market value of the properties as of the lease amendment date and also approximates the present value of future payments due under the lease agreements, including the purchase option payment. The option to purchase must be exercised prior to July 1, 2009 with closing on or about December 31, 2009.
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
     As of September 30, 2005, the Company has approximately $434.8 million of fixed rate debt outstanding. To hedge the fair value of fixed-rate Senior Note and Senior Subordinated Note debt obligations, the Company has entered into interest rate swap agreements with a total notional amount of $275 million under which it pays a variable rate of interest and receives a fixed rate of interest. These interest rate swaps are designated as fair value hedges under SFAS 133 and changes in the market value of the interest rate swaps have no impact on the statements of income unless they are terminated or are no longer designated as hedges. In addition, the Company has entered into interest rate cap agreements to limit its exposure to increases in interest rates.
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
     As of September 30, 2005, the fair value of the interest rate swaps designated as fair value hedges is an asset of $3.2 million and is offset by a liability of $3.2 million relating to the changes in market value of the hedged items (long-term debt obligations). As of September 30, 2005, the fair value of the 2010 Cap is an asset of $0.4 million recorded in other long-term assets and the fair value of the 2014 Cap is a liability of $6.0 million recorded in other long-term liabilities.
     The fair value of the Company’s interest rate caps are dependent on projected six-month LIBOR and the projected volatility of these rates. As a result of market changes relating to these factors in 2005, the value of the Company’s interest rate caps declined, resulting in a valuation adjustment expense of $2.1 million for the nine months ended September 30, 2005. However, the value of the Company’s interest rate caps increased slightly during the third quarter 2005 compared to the second quarter 2005 resulting in a favorable valuation adjustment of $0.1 million for the three months ended September 30, 2005. For the three months and nine months ended September 30, 2004, the Company reported valuation adjustment expense of $2.0 million and $6.4 million, respectively.
11. Due to Shareholder and Affiliate
     The Company had non-interest bearing amounts due from (to) its shareholder and affiliates as follows:

		September 30,	December 31,
Affiliate	Purpose	2005	2004
		(in thousands)
		Receivable (payable)
Current assets:
Extendicare Holdings, Inc.	Federal income taxes receivable	$7,097	$5,231
Extendicare Holdings, Inc.	Deferred federal income taxes	12,344	13,258
Extendicare Inc.	Working capital advances	—	7,690

		19,441	26,179

Current liabilities:
Virtual Care Provider, Inc.	Working capital advances	(3,000)	(3,000)
The Northern Group, Inc.	Intercompany operating expenses	15	19

Laurier Indemnity Company, Ltd.	Intercompany insurance premium	6	3

Extendicare Holdings, Inc.	Working capital advances	3	3

		(2,976)	(2,975)

Long-term liabilities:
Extendicare Holdings, Inc.	Deferred federal income taxes	(6,483)	(1,853)

Other:
Extendicare Inc.	Advances	—	(8,900)
Extendicare Inc.	Advances	2,489	1,218
Extendicare Holdings, Inc.	Advances	(3,483)	(3,483)
Virtual Care Provider, Inc.	Advances	(3,582)	(3,620)

		(4,576)	(14,785)

		$5,406	$6,566

     In addition to the above, as of September 30, 2005, the Company owes Extendicare two Term Loans in the amounts of $55.0 million and $8.9 million that are included in long-term debt. In January 2005, Extendicare advanced $55 million to EHI, which, in turn, advanced $55 million as a Term Note to the Company to partially finance the ALC acquisition. This Term Note has a term of five years and bears interest at 6%. Effective April 1, 2005, the $8.9 million advance to the Company was converted to a Term Note with a term of five years bearing interest at 6%. These Term Notes can be repaid at any time by the Company.

12. Loss (Gain) on Disposal of Assets and Impairment of Long-lived Assets
     The following summarizes the components of the loss (gain) on the disposal of assets and impairment of long-lived assets:

	Three Months Ended Sept. 30,		Nine Months Ended Sept 30,
	2005	2004	2005	2004
	(in thousands)
Gain on exercise of Omnicare stock warrant	$(9,158)	$—	$(9,158)	$—
Unrealized gain on trading securities (Omnicare common stock)	(112)	—	(112)	—
Gain on sale of MetLife common shares	—	—	(630)	—
Gain on sale of Maryland property	—	—	(448)	—
Completion of Divestiture Agreement with Greystone	—	—	—	(4,872)
Loss on write-off of Omnicare warrant	—	4,000	—	4,000
Loss on repayment of notes due from Tandem	—	—	—	1,266
Loss on sale of Arkansas facilities	—	573	—	573

Gain on sale of Omnicare shares to Extendicare	—	—	—	(863)
Impairment of nursing facility in Indiana	—	—	—	1,612

	$(9,270)	$4,573	$(10,348)	$1,716

a) Non-monetary exchange of Omnicare Warrant to Omnicare Shares and Cash
     On September 16, 2005 the Company exercised its warrant to purchase common shares of Omnicare, Inc. (“Omnicare”), for proceeds of 164,000 shares and $47,000 in cash for the fractional shares. The Company received the warrant as part of the sale of its pharmacy business in 1998. In September 2005, the Company executed an amendment to the warrant, providing for the cashless exchange of shares for the warrant. As a result of the amendment to the warrant, and receipt of the Omnicare shares and cash, the Company recorded a pre-tax gain of $9.2 million based upon market value of the shares on the date of the exchange in accordance with FAS No. 153 “Exchanges of Non-monetary assets and amendment of APB No. 29”. The Company did not dispose of any of the Omnicare shares as of September 30, 2005, and has reflected the shares at their market value of $9.2 million. For accounting purposes, the shares are carried on the books at their fair value, with any change reported in income. The unrealized gain on these securities for the three months and nine months ended September 30, 2005 was $0.1 million. As noted below, in 2004 the Company wrote down the carrying value of the warrant to nil, because of the decline in Omnicare’s share price was considered an other-than-temporary decline.
b) MetLife shares
     In the second quarter 2005, the Company sold for $1.0 million in cash, 22,619 shares of MetLife resulting in a pre-tax gain of $0.6 million. The shares were formerly held as a long-term investment.
c) Disposal of Maryland property
     In the first quarter 2005, the Company sold for $1.9 million in cash a property in Maryland that formerly was a nursing facility, but was closed in 1998. The pre-tax gain on this disposition was $0.4 million.
d) 2004 Disposals and Impairments
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

     In September 2004, the Company recorded a $4.0 million charge for the write-off of its investment in an Omnicare warrant. The Company received a warrant to purchase up to 1.5 million shares of Omnicare common stock with an original attributed carrying value of $4.0 million in connection with the 1998 sale of its pharmacy operations. The Company decided to write off its investment as the likelihood of the warrant being in-the-money before it expires had significantly declined as a result of the decrease in Omnicare’s share price in the third quarter of 2004.
     In June 2004, the Company recognized a pre-tax loss of $1.3 million on the cash prepayment of notes due from Tandem HealthCare, Inc. (“Tandem”). As of December 31, 2003, the Company held $21.4 million in notes receivable due from Tandem. In February 2004, Tandem refinanced two of its nursing facilities and the Company subsequently received prepayment in full of $4.4 million of the notes receivable held in respect of these properties. In June 2004, the Company accepted and received a cash prepayment of $16.2 million for the remaining $17.0 million of notes receivable due from Tandem. After payment of the associated selling expenses of $0.5 million, the Company recognized a pre-tax loss of $1.3 million.
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
e) Reserves for Divested Operations
     Reserves for divested operations and facility closures primarily relate to provisions for the settlement of Medicare and Medicaid claims and other amounts with third parties related to divestiture of operations in Florida and Texas. The settlement of such amounts depends on actions by those third parties and negotiations by the Company, and, therefore, may not be resolved within the next or several years. Below is a summary of activity of the accrued liabilities balance relating to divested operations and facility closures:

	Medicare,
	Medicaid and	Resident and
	Supplier	Other
	Claims	Claims	Total
		(in thousands)
Balance December 31, 2003	$6,637	$654	$7,291
Provisions (charges) (1)	(3,198)		(3,198)
Cash Payments	(1,410)	(160)	(1,570)

Balance December 31, 2004	2,029	494	2,523

Cash Payments	(1,003)	—	(1,003)

Balance September 30, 2005	$1,026	$494	$1,520

(1)	Provisions (charges) for 2004 include a $3.2 million write-off of previously accrued Medicare claims receivable relating to discontinued operations.

13. Loss on Refinancing and Retirement of Debt
     The following summarizes the components of the loss on refinancing and retirement of debt:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
	(in thousands)
Loss on early retirement of Mortgage Note (note 9)	$—	$—	$140	$—
Loss on early retirement of 2007 Notes		—	—	9,280
Loss on early retirement of Industrial Development Revenue Bond (note 9)	—	152	135	506
Gain on termination of interest rate swap and cap	—	—	—	(3,302)

	$—	$152	$275	$6,484

14. Interest expense, net
     The following summarizes the components of interest expense, net:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
	(in thousands)
Interest expense	$10,438	$4,974	$29,174	$19,832
Interest income	(452)	(188)	(1,089)	(4,013)

	$9,986	$4,786	$28,085	$15,819

15. Discontinued Operations
     In the third quarter of 2005, the Company sold six nursing properties and commenced plans to dispose of three nursing facilities in Minnesota and one leased facility in Wisconsin. As a result, the Company has reclassified, to assets held for sale, property and equipment with a net book value of $1.4 million as of September 30, 2005 to assets held for sale, and reported their results of operations and related gains or losses as discontinued operations.
     The following is a summary of the results of operations of facilities along with gains or losses incurred or impairment provisions made, for operations that have been disposed of, or are under a plan of divestiture, as of September 30, 2005. Discontinued operations have been reclassified for the comparative 2004 periods and the below summary provides that comparative information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(dollars in thousands)
Revenues	$5,016	$6,339	$15,930	$24,441

Costs and expenses (income):
Operating	7,347	7,646	19,416	25,399
Lease costs	3	3	6	15
Depreciation and amortization	259	454	1,045	1,371

Interest income	(33)	(36)	(120)	(100)
Loss (gain) on disposal of assets	(3,358)	—	(3,358)	—
Loss on impairment of long-lived assets	2,061	—	7,761	—

	6,279	8,067	24,750	26,685

Income (loss) from discontinued operations before income taxes	(1,263)	(1,728)	(8,820)	(2,244)
Income tax expense (benefit)	(509)	(649)	(3,489)	(843)

Net income (loss) from discontinued operations	$(754)	$(1,079)	$(5,331)	$(1,401)

The above summary of discontinued operations includes the following:
(a) Lakeside Nursing Facility, Wisconsin
     In the third quarter of 2005, the Company and Benedictine Health Dimensions, Inc. (“Benedictine”) notified the State of Wisconsin of their joint decision to terminate the lease agreement, relocate all residents and close the nursing facility in Chippewa Falls, Wisconsin. In addition, the Company initiated actions to sell the property. As a result, the Company has reclassified the financial results of the nursing facility, both prior to the transfer of facility to Lakeside Health, a subsidiary of Benedictine, and thereafter, as discontinued operations. The Company is currently pursuing various options in terms of disposition of the property. Lakeside Health reported a net loss of $1.9 million and $4.7 million for the three months and nine months ended September 30, 2005, respectively. The Company has provided for possible non-collection of advances to Lakeside Health in its condensed consolidated statements of income. As of September 30, 2005, the Company has a receivable of $1.4 million for advances to Lakeside Health. These advances are secured by a first security interest in Lakeside Health’s accounts receivable and are repayable from the assets and future cash flow of Lakeside Health, if any. Below is a summary of the events prior to the third quarter of 2005.
     In August 2004, the Company transferred the operations of the Lakeside nursing facility in Chippewa Falls, Wisconsin to Lakeside Health under a three-year lease arrangement. The transfer of operations was in response to facility citations for survey deficiencies and an agreement with the State of Wisconsin to transfer the operations to a new licensee. Under the terms of the agreement, Lakeside Health is responsible for all operating costs, including rent payable to the Company and management fees payable to Benedictine. The Company receives rental income of $0.5 million per annum; however, it is responsible for funding Lakeside Health’s operating losses from the nursing facility, as defined in the agreement, and to provide working capital advances sufficient to maintain an operating cash account of $1.5 million. If, beginning after a date which is 60 days after the facility has cleared all regulatory deficiencies in existence as of July 31, 2004, Lakeside Health incurs operating losses totaling more than $3 million, or if Lakeside Health incurs operating losses for any consecutive three month period in excess of $1 million, the Company may terminate the agreement. In September 2004, Lakeside Health cleared all regulatory deficiencies existing as of July 31, 2004. Subsequent to September 2004, losses by Lakeside Health have met the $3 million financial maximum, however the Company has not, as yet, terminated the contract. In the five month period ended December 31, 2004, Lakeside Health reported a net loss of $1.8 million. In the fourth quarter of 2004, the Company recorded an asset impairment of $6.8 million to reduce the value of the property to $6.2 million, based upon assumptions of the facility returning to a profitable status.

     Though initial progress was made, Lakeside Health continued to report losses for the six month period ended June 30, 2005 and have regulatory problems. In the second quarter, as a result of regulatory issues and the continued poor financial performance of Lakeside Health, the Company held discussions with Benedictine and the State of Wisconsin in respect of various options, without any definitive resolution. However, based upon the poor financial and operating performance of Lakeside Health, in the second quarter of 2005, the Company recorded an asset impairment provision of $5.7 million to reduce the carrying value of the Lakeside property from $6.1 million to $0.4 million. The Company determined the reduced asset value of $0.4 million based upon the estimated market value of the property.
     In the third quarter of 2005, the Company and Benedictine concluded discussion and subsequently notified the State of Wisconsin of their joint decision to terminate the lease agreement, relocate all residents and close the nursing facility in Chippewa Falls, Wisconsin. In addition, the Company initiated actions to sell the property.
(b) Closure and Disposition of Three Nursing Facilities in Minnesota
     In the third quarter, due to poor financial performance of the facilities, the Company made the decision, with State of Minnesota approval, to close three nursing facilities (343 beds) located in Minneapolis/St. Paul, Minnesota and actively pursue the disposition of the properties on the market. As a result, the Company has reclassified the financial results of these three nursing facilities as discontinued operations and recorded an impairment charge of $2.1 million based upon its initial valuation of properties. The Company plans to vacate all residents from two of the three nursing facilities by December 31, 2005, and several parties have expressed interest in the vacated properties.
(c) Sale of Florida Properties
     In the third quarter 2005, the Company sold for net proceeds of $9.4 million, six nursing properties formerly leased by Senior Health Properties — South, Inc. (“Senior Health — South”), and in conjunction with the sale collected in full advances of $3.2 million from Senior Health – South resulting in a pre-tax gain of $3.4 million. This transaction represented the final step in the plan to divest of all assets held in the State of Florida.
16. Lease Commitments
     As of September 30, 2005, as a lessee, the Company was committed under non-cancelable leases requiring future minimum rentals, based upon calendar year ends, as follows:

	Operating	Capital
	Leases	Leases	Total
	(in thousands)
Year Ended December 31:
2005	$5,331	$282	$5,613
2006	18,905	1,156	20,061
2007	17,042	1,185	18,227
2008	17,179	1,215	18,394
2009	16,985	11,557	28,542
After 2009	82,076	—	82,076

Total minimum payments	157,518	15,395	172,913
Less imputed interest	—	3,087	3,087

Net minimum lease payments	$157,518	$12,308	$169,826

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
     As of September 30, 2005, the Company had issued $2.2 million in letters of credit as security for landlords of leased properties. The letters of credit are renewed annually and have maturity dates ranging from October 2005 to August 2006.
17. Other Commitments and Contingencies
Capital Expenditures
     As of September 30, 2005, the Company had capital expenditure purchase commitments outstanding of approximately $8.4 million not including commitment on new construction projects discussed below.
     As of September 30, 2005, the Company had 10 new construction projects in progress, which are expected to add 153 nursing beds and 153 assisted living units. The total estimated cost of the projects is $39.2 million, and they are expected to be completed in 2005 through 2007. Costs incurred through September 30, 2005 on these projects were approximately $2.7 million and purchase commitments of $8.1 million are outstanding.
Insurance and Self-insured Liabilities
     The Company insures certain risks with affiliated insurance subsidiaries of Extendicare and third-party insurers. The insurance policies cover comprehensive general and professional liability (including malpractice insurance) for the Company’s health providers, assistants and other staff as it relates to their respective duties performed on the Company’s behalf, workers’ compensation and employers’ liability in amounts and with such coverage and deductibles as determined by the Company, based on the nature and risk of its businesses, historical experiences, availability and industry standards. The Company also self insures for health and dental claims, in certain states for workers’ compensation and employer’s liability and for general and professional liability claims up to a certain amount per incident. Self-insured liabilities with respect to general and professional liability claims are included within the accrual for self-insured liabilities. As of September 30, 2005, the Company had issued $19.6 million in letters of credit to outside third party insurers and Ohio Bureau of Workers’ Compensation as security for workers’ compensation claims. The letters of credit are renewed annually and have maturity dates ranging from December 2005 to March 2006.
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

Regulatory Risks
     All providers are subject to surveys and inspections by state and federal authorities to ensure compliance with applicable laws and licensure requirements of the Medicare and Medicaid programs. The survey process is intended to review the actual provision of care and services, and remedies for assessed deficiencies can be levied based upon the scope and severity of the cited deficiencies. Remedies range from the assessment of fines to the withdrawal of payments under the Medicare and Medicaid programs. Should a deficiency not be addressed through a plan of correction, a facility can be decertified from the Medicare and Medicaid programs. As of September 30, 2005, the Company has certain facilities under plans of correction. While it is not possible to estimate the final outcome of the required corrective action, the Company has accrued for known costs.
     In addition, Federal law requires each state to have a Medicaid Fraud Control Unit, which is responsible for investigating provider fraud and resident abuse. The Company has had previous investigations from these Medicaid Fraud Units, but is not aware of any potential future costs, relating thereto, at this time.
Cash Flow Commitment to Lakeside Health
     Under the terms of the agreement with Lakeside Health (refer to Note 15), the Company is responsible for funding operating losses of the Lakeside nursing facility. During the term of the agreement, Lakeside Health has incurred net losses of $1.9 million and $4.7 million for the three months and nine months ended September 30, 2005, and $1.8 million for the five months ended December 31, 2004. The Company has advanced to date $7.5 million to fund operating losses of Lakeside Health.
     As of September 30, 2005, the Company had advances due from Lakeside Health of $1.4 million. These advances are secured by a first security interest in Lakeside Health’s accounts receivable. In the second quarter of 2005, as a result of regulatory issues and the continued poor financial performance of Lakeside Health, the Company held discussions with Benedictine and the State of Wisconsin in respect of various options, without resolution. In the third quarter of 2005, the Company and Benedictine notified the State of Wisconsin of their joint decision to terminate the lease agreement, relocate all residents and close the nursing facility in Chippewa Falls, Wisconsin. In addition, the Company initiated actions to sell the property. Until the residents are displaced and the property is sold, the Company is responsible for the on-going cash flow deficiencies of Lakeside Health and will incur a termination fee of $250,000.
Omnicare Preferred Provider Agreement
     In 1998, the Company entered into a Preferred Provider Agreement, the terms of which enabled Omnicare to execute Pharmacy Service Agreements and Consulting Service Agreements with all of the Company’s nursing facilities. In 2002, in connection with its agreements to provide pharmacy services to the Company, Omnicare requested arbitration for an alleged lost profits claim related to the Company’s disposition of assets, primarily in Florida. Damage amounts, if any, cannot be reasonably estimated based on information available at this time. An arbitration hearing has not yet been scheduled. The Company believes it has interpreted correctly and has complied with the terms of the Preferred Provider Agreement; however, there can be no assurance that other claims will not be made with respect to the agreement. In addition, Omnicare and the Company continue to negotiate the pricing for drugs for Medicare residents for the years 2001 and 2002, and should this matter not be settled, the matter will be taken to arbitration. Provisions for this claim are included within the condensed consolidated financial statements.
     There has been no change in the status of the above issues since December 31, 2004.

18. Uncertainties and Certain Significant Risks
Revenues
     The long-term care industry is currently receiving Medicare funding enhancements referred to as “RUGs Refinements”, which are a 20% add-on to rates for 15 Resource Utilization Groups, or RUGs. The 20% add-ons from three RUGs categories were later redistributed to 14 rehabilitation categories at an add-on rate of 6.7% each. In July 2004, CMS announced that the RUGs Refinements would extend only until September 30, 2005. Congress enacted legislation directing CMS to conduct a study on the RUGs classification system and report its recommendations prior to the implementation of changes to the RUGs Refinements change whereby all or part of the enhancement is discontinued. In May 2005, CMS published a proposed rule whereby the current funding enhancements for the RUGs Refinements would be extended to but expire on December 31, 2005. In addition, CMS proposed expanding the RUGs classifications from 44 to 53. The proposed expansion of nine RUGs classifications is intended to reimburse operators for the care provided for medically complex residents who require rehabilitation services and treatment of multiple illnesses. CMS also proposed increases in the nursing and therapy components of the case mix index for all 53 RUGs rates. The proposals were subject to a comment period which ended in July 2005, and the proposals once approved, become effective January 1, 2006. CMS had also proposed a 3.0% annual inflationary, or market basket, increase to take effect on October 1, 2005. On July 29, 2005, CMS announced the final regulation to implement the RUGs classification changes and new payment rates on January 1, 2006. CMS also announced that the market basket increase to take effect October 1, 2005 would be 3.1%. There can be no assurance that the final regulation will not have a significant impact on the Company’s reimbursement of Medicare revenues.
     In February 2003, CMS announced its plan to reduce its level of reimbursement for uncollectible Part A co-insurance. Under the plan announced by CMS, the reimbursement level would be reduced to 70% over a three-year period as follows: 90% effective for the government fiscal year commencing October 1, 2003; 80% effective for the government fiscal year commencing October 1, 2004; and 70% effective for government fiscal years commencing on or after October 1, 2005. This plan is consistent with the Part A co-insurance reimbursement plan applicable to hospitals. CMS did not implement the rule change effective October 1, 2003, and continues to review the proposed plan. There can be no assurance that the proposed plan or revisions to the plan will not be implemented; and if implemented, may not have a significant impact on the Company’s reimbursement of Medicare revenues.
Interests in Unrelated Long-Term Care Providers
     Through the divestiture program in Texas, the Company has retained ownership of certain nursing facility properties that the Company leases to other unrelated long-term care providers. The Company also has an obligation to fund operating losses of a nursing facility operated by an unrelated long-term care provider in Wisconsin (refer to Note 17). In addition, due to the divestiture agreements and on-going consulting agreements, the Company has amounts due from other unrelated long-term providers. In aggregate, as of September 30, 2005, the Company owns $7.1 million in nursing home properties in Texas and Wisconsin and has $5.6 million in non-current amounts receivable due from unrelated long-term care providers. Income and cash flow of the Company could be influenced by the financial stability of these unrelated long-term care providers.
Accrual for Self-Insured Liabilities
     The Company had $34.4 million and $37.7 million in accruals for self-insured liabilities as of September 30, 2005 and December 31, 2004, respectively. An interim independent actuarial review was completed during the third quarter of 2005 and it was determined that no adjustment was required to the accrual for self-insured liability amounts on the balance sheet. Though the Company has been successful in exiting from the states of Texas and Florida and limiting future exposure to general liability claims, the timing and eventual settlement costs for these claims cannot be precisely defined.

19. Comprehensive Income
     Comprehensive Income is as follows for the periods shown:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
	(in thousands)
NET INCOME	$18,204	$10,460	$45,557	$28,633

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gain (loss) on investments, before tax	—	850	(570)	(1,281)
Gain on cash flow hedges, before tax	—	—	—	167

Other comprehensive income (loss), before tax	—	850	(570)	(1,114)
Income tax benefit (provision) related to items of other comprehensive income	—	(340)	228	446

Other comprehensive income (loss), net of tax	—	510	(342)	(668)

COMPREHENSIVE INCOME	$18,204	$10,970	$45,215	$27,965

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     We are one of the largest providers of long-term care and related services in the United States. We are an indirect wholly owned subsidiary of Extendicare Inc., or Extendicare, a Canadian publicly traded company. Through our subsidiary network of geographically clustered facilities, we offer a continuum of healthcare services, including nursing care, assisted living and related medical specialty services, such as subacute care and rehabilitative therapy. As of September 30, 2005, we operated or managed 364 long-term care facilities with 23,752 beds in 19 states, of which 148 were nursing facilities with 14,977 beds and 216 were assisted living and retirement facilities with 8,775 units. We also provided consulting services to 81 facilities with 10,027 beds in five states. In addition, we operated 22 outpatient rehabilitation clinics in four states. We receive payment for our services from Medicare, Medicaid, private insurance, self-pay residents and other third party payors.
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
     Total census on a same facility basis in our nursing facilities increased 0.1% to 12,467 in the 2005 September quarter, compared to 12,450 in the 2004 September quarter. However, we experienced a slight decline of 20 ADC from the 2005 June quarter. Medicare census on a same facility basis increased 8.0% to 2,210 in the 2005 September quarter from 2,046 in the 2004 September quarter. However, Medicare census declined 201 ADC, or 8.3%, from the 2005 June quarter. Medicare census usually starts to decline in the second, or June quarter and is the lowest in the summer months. For 2005, our decline in Medicare started later in the year, and though the decline was steeper from our all-time record high levels, we maintained higher Medicare ADC than the comparative 2004 quarter. Medicare ADC decreased 190 ADC, or 7.9%, from the 2005 March quarter to the 2005 June quarter, as compared to a decline of 105 ADC, or 4.9%, from the 2004 March quarter to the 2004 June quarter.
     On January 31, 2005, we completed the acquisition of Assisted Living Concepts, Inc., or ALC, of Dallas, Texas for a total of approximately $285 million, including the assumption of ALC’s existing debt with a book value of approximately $141 million. The acquisition was completed immediately subsequent to, and pursuant to, the shareholder approval of the merger and acquisition agreement entered into on November 4, 2004 that provided for the acquisition of all of the outstanding shares and stock options of ALC for $18.50 per share. We financed the acquisition by using approximately $29 million in cash on hand, a $55 million 6% Term Loan from Extendicare Holdings, Inc. and drawing down $60 million from our revolving credit facility. On January 31, 2005, ALC had a portfolio of 177 assisted living facilities, comprised of 122 owned properties and 55 leased facilities, representing 6,838 units located in 14 states, many in markets where we operated. The goal of the acquisition was to expand our asset portfolio and level of non-government based revenue sources. The operations of ALC are included in our condensed consolidated statements of income, our condensed consolidated statements of cash flows, and our key performance indicators beginning February 1, 2005. In addition, ALC’s assets and liabilities are included within our condensed consolidated balance sheet as at September 30, 2005.
     In the above and subsequent paragraphs, the three-month period ended September 30, 2005 is referred to as 2005 September quarter, and the nine-month year-to-date period ended September 30, 2005 is referred to as 2005 September YTD period. Comparative quarters or periods are described consistent to the above.
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

	Percentage of Total Nursing and Assisted Living Revenues
	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Medicare	27.3%	30.3%	28.8%	31.2%
Private and other	27.7%	20.8%	26.7%	21.0%

Quality mix	55.0%	51.1%	55.5%	52.2%
Medicaid	45.0%	48.9%	44.5%	47.8%

Total	100.0%	100.0%	100.0%	100.0%

     All of the 2005 percentages above have been impacted by the acquisition of ALC. For the 2005 September quarter and 2005 September YTD period, respectively, ALC contributed $11.7 million (3.9% of total revenues) and $30.3 million (3.3% of total revenues) in private revenues and $35.1 million (11.7% of total revenues) and $92.2 million (10.2% of total revenues) in Medicaid revenues. Though ALC earns approximately 75% of its total revenues from private pay residents, there is a greater percentage of Medicaid residents in the ALC facilities than the portfolio of assisted living facilities operated by us prior to the acquisition of ALC, which also impacts the consistency of the 2005 to 2004 figures.
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

	Percentage of Total Nursing Revenues
	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Medicare	33.9%	31.7%	35.2%	32.7%
Private and other	15.6%	17.6%	15.4%	17.7%

Quality mix	49.5%	49.3%	50.6%	50.4%
Medicaid	50.5%	50.7%	49.4%	49.6%

Total	100.0%	100.0%	100.0%	100.0%

     Assisted Living Facilities. Within our assisted living facilities, we generate our revenue from Medicaid and private pay sources. Medicaid rates are generally lower than rates earned from private sources. The following table sets forth our Medicaid and private pay sources of revenue for all of our assisted living facilities by percentage of total revenue and the level of quality mix.

	Percentage of Total Assisted Living Revenues
	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Private and other	77.8%	91.5%	78.3%	92.0%
Medicaid	22.2%	8.5%	21.7%	8.0%

Total	100.0%	100.0%	100.0%	100.0%

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

Legislative Actions Affecting Revenues
     Future Medicare Changes. The long-term care industry is currently receiving Medicare funding enhancements referred to as “RUGs Refinements”, which are a 20% add-on to rates for 15 Resource Utilization Groups, or RUGs. The 20% add-ons from three RUGs categories were later redistributed to 14 rehabilitation categories at an add-on rate of 6.7% each. In July 2004, the Centers of Medicare and Medicaid Services, or CMS, announced that the RUGs Refinements would extend only until September 30, 2005. Congress enacted legislation directing CMS to conduct a study on the RUGs classification system and report its recommendations prior to the implementation of RUGs Refinement changes whereby all or part of the enhancements are discontinued. In May 2005, CMS published a proposed rule whereby the current funding enhancements for the RUGs Refinements would be extended to but expire on December 31, 2005. In addition, CMS proposed expansion the RUGs classifications from 44 to 53. The proposed expansion of nine RUGs classifications is intended to reimburse operators for the care provided for medically complex residents who require rehabilitation services and treatment of multiple illnesses. CMS also proposed increases in the nursing and therapy components of the case mix index for all 53 RUGs rates. The proposals were subject to a consultation period which ended in July 2005, and on July 29, 2005, CMS announced the final regulation to implement the RUGs classification changes and new payment rates on January 1, 2006. CMS also announced that the market basket increase to take effect October 1, 2005 would be 3.1%. We have conducted a limited review to determine the impact of the RUGs realignment from the current 44 to the new 53 classifications, and we have completed a preliminary review of the final regulation. We will continue to evaluate the final regulation to determine its impact and plan to adjust our processes accordingly. Based upon our preliminary review, and using the Medicare case mix and census for 2005 September YTD period, the CMS expanded RUGs reclassifications and January 1, 2006 Medicare rates that include the October 1, 2005 market basket increase of 3.1%, the estimated loss of revenues from the expiration of the RUGs Refinement enhancements is estimated at $8.3 million or approximately $10.00 per Medicare day. These estimates are based upon a number of assumptions and estimates may vary from the actual impact of the final regulation. .
     Effective July 1, 2005, the State of Ohio no longer reimburses operators for uncollected Part A claims pertaining to dually eligible residents and thereby has shifted the responsibility to CMS of funding such losses. This shift in responsibility will result in a larger reimbursement loss to us, should CMS proceed with its phase-in plan to reduce the level of reimbursement of uncollected Part A co-insurance. In February 2003, CMS announced its plan to reduce its level of reimbursement for uncollectible Part A co-insurance. Under the plan announced by CMS, the reimbursement level would be reduced to 70% over a three year period as follows: 90% effective for the government fiscal year commencing October 1, 2003; 80% effective for the government fiscal year commencing October 1, 2004; and 70% effective for government fiscal years commencing on or after October 1, 2005. This plan is consistent with the Part A co-insurance reimbursement plan applicable to hospitals. CMS did not implement the rule change effective October 1, 2003, and continues to review the proposed plan. Early indications were that CMS was considering implementation of the plan on October 1, 2005; however, no announcement has been made. Should implementation of the plan occur, we estimate that the negative impact to our pre-tax income would be $0.4 million in 2005, $2.1 million in 2006, $3.7 million in 2007, and $4.9 million in 2008.
     In December 2003, pursuant to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, a moratorium was re-instated on payment caps for outpatient Part B therapy services for a two-year period but expires in December 2005. The impact of payment caps cannot be reasonably estimated based on the information available to us at this time, however such a cap would reduce therapy revenues.
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
Significant Events and Developments
Events of 2005
     Improvement in Medicare Census. In our nursing facilities, Medicare ADC for the 2005 September quarter, increased to 2,210 from 2,046 in the 2004 September quarter, representing an 8.0% increase over 2004. The improvement in Medicare census was the direct result of an intense focus on the growth of Medicare census by our marketing group. As we have previously disclosed, we have implemented consistent admission practices, have certified all of our nursing facility beds under the Medicare program and implemented routines that commit senior management to focus on census. All of these initiatives have driven the improved Medicare census results over 2004 and for 2005. However, Medicare census declined 201 ADC, or 8.3%, from the 2005 June quarter. Medicare census usually starts to decline in the second, or June, quarter and is the lowest in the summer months as hospitals tend to perform fewer elective surgeries that affects our admission of short-term stay residents. For 2005, our decline in Medicare started later in the year, and though the decline was steeper from our all-time record high levels, we maintained higher Medicare ADC than the comparative period. Medicare ADC decreased 190 ADC, or 7.9%, from the 2005 March quarter to the 2005 June quarter, as compared to a decline of 105 ADC, or 4.9%, from the 2004 March quarter to the 2004 June quarter.
     Acquisition of ALC. On January 31, 2005, the shareholders of ALC approved the merger and acquisition agreement between us and ALC, and we completed the acquisition for a total of approximately $285 million, including the assumption of ALC’s existing debt with a book value of approximately $141 million. We financed the acquisition by using approximately $29 million in cash on hand, a $55 million 6% Term Note from Extendicare Holdings, Inc., or EHI, and drawing $60 million from our Revolving Credit Facility. The estimated impact of the acquisition on each asset and liability category in our balance sheet as of January 31, 2005 is as follows:

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
     The operations of ALC are included in our condensed consolidated statements of income, our condensed consolidated statements of cash flows and our key performance indicators beginning February 1, 2005. The assets and liabilities of ALC are included within our condensed consolidated balance sheet as of September 30, 2005.
     In January 2005, we amended our, then existing senior secured revolving credit facility, or Revolving Credit Facility, to permit the loan from EHI and to partially finance the ALC acquisition. However, until we amended our Revolving Credit Facility, as noted below, the ALC debt we assumed in the acquisition was non-recourse to us and our subsidiaries that existed prior to the acquisition of ALC, and the debt and earnings of ALC were excluded from existing financial covenants under our Revolving Credit Facility. In addition, until the amendment, ALC and its subsidiaries were excluded from the list of our subsidiaries which are guarantors of the Senior Notes and Senior Subordinated Notes. Also, until the amendment, we were totally restricted from borrowing further under our Revolving Credit Facility and under the ALC credit facility to finance any ALC operating deficiencies, and all cash flow from ALC were required to be retained within the ALC operations, and any cash flow deficiencies would have to be financed by way of advances from Extendicare directly.
     In January 2005, Extendicare Inc. advanced $55.0 million to EHI, who, in turn, advanced $55.0 million as a Term Note to us, as part of the financing of the ALC acquisition. This Term Note has a term of five years, can be repaid at any time by us and bears interest at 6%.
     In January 2005, we entered into a Memorandum of Understanding, or MOU, and later two new master lease agreements with LTC Properties, Inc., or LTC, in respect of the 37 facilities leased by ALC from LTC. Under the terms of the MOU and master lease agreements, which became effective January 1, 2005, we agreed to increase the annual rent paid to LTC by $250,000 per annum for each of the successive four years, commencing on January 1, 2005, and amended the terms relating to inflationary increases. Formerly, the 37 leases had expiration dates ranging from 2007 through 2015. Under the terms of the master lease agreements, the initial 10-year lease commenced on January 1, 2005, and there are three successive 10 year lease renewal terms, to be exercised at our option. There are no significant economic penalties to us if we decide not to exercise the renewal options. The aggregate minimum rent payments for the LTC leases for the calendar years 2005 through 2008 will be $9.4 million, $9.8 million, $10.2 million and $10.7 million, respectively. The minimum rent will increase by 2% over the prior year’s minimum rent for each of the calendar years 2009 through 2014. Annual minimum rent during any renewal term will increase a minimum of 2% over the minimum rent of the immediately preceding year. The MOU provides that LTC will not assert certain events of default against ALC under the original leases. In accordance with FASB Technical Bulletin 85-3, we have accounted for the effect of scheduled rent increases on a straight-line basis over the lease term.
     Prior to completion of the acquisition, we conducted a due diligence review to ascertain the risks associated with the acquisition. Though we believe these due diligence efforts identified and quantified those risks, by virtue of this acquisition we assumed all current and former financial, legal, regulatory and environmental risks associated with ALC. The integration of ALC within our operations commenced in February 2005, and included changes in senior and middle management personnel at ALC. We have relocated the head office of ALC, and as of May 1, 2005, moved all accounting and information systems from Dallas, Texas to Milwaukee, Wisconsin.
     Amended and Restated Credit Facility. On August 4, 2005, we entered into a Third Amended and Restated Credit Agreement, or the Amended and Restated Credit Facility, to increase the total borrowing capacity from $155 million to $200 million, reduce the cost of borrowing and provide increased financial flexibility. Included within the Amended and Restated Credit facility is a Term Loan for $86 million and a $114 million revolving credit facility, or the Amended and Restated Revolving Credit Facility. On August 4, 2005, we borrowed $86.0 million under the Term Loan and $13.9 million under the Amended and Restated Credit Facility, and repaid in full $64.0 million under the former Revolving Credit Facility, terminated the GE Credit Facility and repaid, in full, $34.0 million under the GE Capital Term Loan and Credit Facility. The Amended and Restated Credit Facility includes, among other, the following terms and changes from the former Revolving Credit Facility:

•	the credit extended to us under the Amended and Restated Credit Facility includes a term loan for $86.0 million. The principal balance of the term loan is payable in equal quarterly installments of $215,000 over the first four years of the Amended and Restated Credit Facility, equal quarterly installments of $20.6 million over the first three quarters of the last year of the Amended and Restated Credit Facility, and a final principal installment of $20.6 million due on the maturity date.

•	the revolving credit limit under the Amended and Restated Credit Facility reflects a reduction by $41.0 million from the $155.0 million limit under the former Revolving Credit Facility to $114.0 million under the Amended and Restated Credit Facility. Upon notice and at the option of the participating lenders, we may increase the credit extended or available under the Amended and Restated Credit Facility by up to $15.0 million. The increase may be in the form of additional term loans or in the form of an increase in the revolving credit limit.

•	the maturity date of the Amended and Restated Credit Facility is July 31, 2010, reflecting an extension of more than one year from the maturity date of the former Revolving Credit Facility.

•	the interest rate spreads over the Eurodollar rate or the base rate, as applicable, have been reduced and fixed at 1.75% per annum for Eurodollar rate loans and 0.75% per annum for base rate loans. Under the Revolving Credit Facility the interest rate spread ranged from 2.50% per annum to 3.25% per annum for Eurodollar rate loans and from 1.50% per annum to 2.25% per annum for base rate loans, subject, in each case, to adjustments based on our senior leverage ratio.

•	the Amended and Restated Credit Facility includes a $10.0 million swing line commitment within the $114 million revolving credit limit.

•	the financial covenants under the Amended and Restated Credit Facility include ALC’s debt and earnings, whereas the financial covenants under the Revolving Credit Facility did not. The financial covenants are otherwise substantially the same as under the former Revolving Credit Facility.

•	the Amended and Restated Credit Facility includes procedures for ALC and its subsidiaries to be designated as restricted subsidiaries and guarantors of the Amended and Restated Credit Facility over time. As this occurs, these subsidiaries will become subject to the covenants of the Amended and Restated Credit Facility that apply to our restricted subsidiaries. Also, we are be permitted to make investments in these subsidiaries to the same extent that it is permitted to make investments in its other restricted subsidiaries that have guaranteed the Amended and Restated Credit Facility.

•	the Amended and Restated Credit Facility increases the our ability to make investments in unrestricted subsidiaries (the unrestricted subsidiaries being ALC and its subsidiaries unless and until they have been designated as restricted subsidiaries) such that we and our restricted subsidiaries may have investments in unrestricted subsidiaries outstanding from time to time up to the sum of the amount of investments in unrestricted subsidiaries at June 30, 2005 plus $40 million.

•	the Amended and Restated Credit Facility requires that ALC’s debt in connection with the $22.0 million of Revenue Bonds secured by ALC facilities located in the States of Washington, Idaho and Ohio be repaid in full within 180 days after the closing of the Amended and Restated Credit Facility. When that repayment occurs, ALC will become a restricted subsidiary under the Amended and Restated Credit Facility.

•	the Amended and Restated Credit Facility increases our ability to make restricted payments to permit annual dividends up to the lesser of (i) 50% of net income, or (ii) $25 million plus the unused restricted payment amount for the previous fiscal year, or (iii) $50 million.

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
     As was the case with the former Revolving Credit Facility, the Amended and Restated Credit Facility contains customary covenants and events of default and is subject to various mandatory prepayment and commitment reductions. If an event of default occurs, the lenders may accelerate the maturity of the loans under the Amended and Restated Credit Facility, charge a default rate of interest, and/or foreclose on the mortgages and other collateral securing the Amended and Restated Credit Facility. We are permitted to make voluntary prepayments at any time under the Amended and Restated Credit Facility.
     Acquisitions and New Developments. In June 2005, we completed the acquisition of a nursing facility (127 beds) in Kentucky for $8.2 million in cash. In the 2005 September quarter, we entered into a purchase and sale agreement with Phoebe Ministries to acquire a nursing facility (126 beds) in Pennsylvania for $7.8 million in cash. The acquisition is anticipated to close in December 2005.
     In September 2005, we completed the construction of a new assisted living facility (60 units) at a total cost of $5.5 million. In August 2005, we completed the construction of a new assisted living facility (30 units) at a total cost of $3.0 million. In April and May 2005, we completed five construction projects for a total cost of $14.9 million that resulted in the opening of one new assisted living facility (60 units), and increased operational capacities at three assisted living facilities (75 units) and one nursing facility (18 beds). As of September 30, 2005, we have ten construction projects in progress that will add one new assisted living facility (55 units), increase the operational capacities of six assisted living facilities (98 units), add one new nursing facility (89 beds) and increase the operational capacities of three nursing facilities (64 beds). In July 2005, we acquired a property in Washington for future development for $0.9 million in cash.
     Non-monetary exchange of Omnicare Warrant to Omnicare Shares and Cash. On September 16, 2005, we exercised our warrant to purchase common shares of Omnicare, Inc., or Omnicare, for proceeds of 164,000 shares and $47,000 in cash for the fractional shares. We received the warrant as part of the sale of our pharmacy business to Omnicare in 1998. In September 2005, we executed an amendment to the warrant agreement, providing for the cashless exchange of shares for the warrant. As a result of the amendment to the warrant, and receipt of the Omnicare shares and cash, we recorded a pre-tax gain of $9.2 million based upon market value of the shares on the date of the exchange in accordance with FAS No. 153 “Exchanges of Non-monetary assets and amendment of APB No. 29”. We did not dispose of any of the Omnicare shares as of September 30, 2005, and have reflected the shares at their market value of $9.2 million. For accounting purposes, the shares are carried on the books at their fair value, with any change reported in income. The unrealized gain on these securities for the three months and nine months ended September 30, 2005 was $0.1 million. In 2004, we wrote down the carrying value of the warrant to nil, because of the decline in Omnicare’s share price was considered an other-than-temporary decline.
     Medicare Revenues. On July 29, 2005, CMS announced the final regulation to implement the RUGs classification changes and new payment rates on January 1, 2006. CMS also announced that the market basket increase to take effect October 1, 2005 would be 3.1%. We have conducted a limited review to determine the impact of the RUGs realignment from the current 44 to the new 53 classifications, and we have completed a preliminary review of the final regulation. We will continue to evaluate the final regulation to determine its impact and plan to adjust our processes accordingly. Based upon our preliminary review, and using the Medicare case mix and census for 2005 September YTD period, the CMS expanded RUGs reclassifications and January 1, 2006 Medicare rates that include the October 1, 2005 market basket increase of 3.1%, the estimated loss of revenues from the expiration of the RUGs Refinement enhancements is estimated at $8.3 million or approximately $10.00 per Medicare day. These estimates are based upon a number of assumptions and estimates may vary from the actual impact of the final regulation.

     Medicaid Rates. We receive new Medicaid rates effective July 1 in seven of the 11 states where we operate nursing facilities. In Ohio and Wisconsin, we received no increase in the Medicaid rates and the weighted average increase of these July 2005 rates increases was 1.4%, exclusive of changes in Case Mix indices and other controllable factors. As a result, our margins in the 2005 September quarter and future quarters will be impacted by these below inflationary increases.
     In May 2005, the State of Indiana announced that it had received approval from CMS of a state plan amendment and waiver, which increased federal funding to the Medicaid program retroactively to July 1, 2003. The state plan amendment was approved by Indiana and the revenue rates were announced in June 2005. As a result, we recognized incremental revenues, net of expenses pertaining to the state plan amendment, of $6.5 million and $2.3 million in the 2005 June and 2005 September quarters, respectively. In the 2005 June quarter, we recognized estimated incremental revenues pertaining to the state plan amendment of $11.0 million and provider tax expense of $6.3 million relating to the period from July 1, 2003 to December 31, 2004. In addition, in the 2005 June quarter, we recognized estimated incremental revenues of $4.3 million and provider tax expense of $2.5 million relating to the period from January 1, 2005 through June 30, 2005. In the 2005 September quarter, the final revenue rates were released by Indiana, and as a result incremental revenues pertaining to the state plan amendment of $1.8 million and $0.5 million were recorded, pertaining to the periods of July 1, 2003 to December 31, 2004 and January 1, 2005 to June 30, 2005, respectively. As of September 30, 2005, we have accounts receivable of approximately $8.6 million pertaining to the Indiana state plan amendments (which are expected to be collected in the fourth quarter of 2005) and accrued expenses of approximately $4.3 million relating to Indiana provider taxes.
     In January 2005, the States of Pennsylvania and Washington received approval from CMS for state plan amendments and waivers, which increased federal funding for their Medicaid programs and provided nursing facilities with revenue rate increases to offset new state provider taxes. The Washington approval had no impact on our income. In March 2005, the State of Pennsylvania officially approved and committed to the state plan amendment and waiver. As a result of the Pennsylvania approval, in the 2005 March quarter we recognized incremental revenues pertaining to the state plan amendment of $16.5 million and provider tax expense of $13.3 million relating to the period from July 1, 2003 to December 31, 2004. All prior year revenues have been received and all of the related provider taxes have been paid. Offsetting this, the State of Pennsylvania published its final Medicaid rates for the period commencing July 1, 2004, which resulted in a reduction of previously accrued revenues of $0.6 million.
     Dispositions and Discontinued Operations. In the third quarter of 2005, we sold six nursing properties and commenced a plan of disposition of three nursing facilities in Minnesota and one leased facility in Wisconsin. As a result, we have reclassified to assets held for sale, property and equipment with a net book value of $1.4 million as of September 30, 2005, and reported their results of operations and related gains or losses as discontinued operations. The aggregate loss from these discontinued operations were $0.8 million for the 2005 September quarter and $5.3 million for the 2005 September YTD period, as compared to $1.1 million for the 2004 September quarter and $1.4 million for the 2004 September YTD period. Below is a more detailed explanation of the discontinued operations.

     Lakeside, Wisconsin. In the 2005 September quarter, we and Benedictine Health Dimensions, Inc., or Benedictine, notified the State of Wisconsin of our joint decision to terminate the lease agreement, relocate all residents and close the nursing facility in Chippewa Falls, Wisconsin. In addition, we initiated actions to sell the property. We reached our decision based upon the continued poor financial and operating performance of Lakeside Health, the subsidiary of Benedictine who operated the facility, and the inability to reach satisfactory resolution to the proposals discussed with the State of Wisconsin. The decision set in place a plan to terminate future operating loss and cash flow demands stemming from the Lakeside nursing facility, which occurred both in the sixteen-month period prior to the transfer of operations, and after the Lakeside nursing facility was transferred to Lakeside Health. In August 2004, we transferred the operations of the Lakeside nursing facility to Lakeside Health under a three-year lease arrangement. The transfer of operations was in response to facility citations for survey deficiencies and an agreement with the State of Wisconsin to transfer the operations to a new licensee. Under the terms of the agreement, Lakeside Health is responsible for all operating costs, including rent payable to us and management fees payable to Benedictine. We received rental income of $0.5 million per annum; however, we are responsible for funding Lakeside Health’s operating losses from the nursing facility, as defined in the agreement, and to provide working capital advances sufficient to maintain an operating cash account of $1.5 million. If, beginning after a date which is 60 days after the facility has cleared all regulatory deficiencies in existence as of July 31, 2004, Lakeside Health incurs operating losses totaling more than $3 million, or if Lakeside Health incurs operating losses for any consecutive three-month period in excess of $1 million, we may terminate the agreement. In September 2004, Lakeside Health cleared all regulatory deficiencies existing as of July 31, 2004. Subsequent to September 2004, losses by Lakeside Health met the $3 million financial maximum, however we have not, as yet, terminated the contract. In the five-month period ended December 31, 2004, Lakeside Health reported a net loss of $1.8 million. In the 2004 December quarter, we recorded an asset impairment of $6.8 million to reduce the value of the property to $6.2 million, based upon assumptions of the facility returning to a profitable status. Though initial progress was made, Lakeside Health continued to report losses for the 2005 June YTD period, and have regulatory problems. In the second quarter of 2005, as a result of regulatory issues and the continued poor financial performance of Lakeside Health, we held discussions with Benedictine and the State of Wisconsin in respect of various options, without any definitive resolution. However, based upon the poor financial and operating performance of Lakeside Health, in the second quarter of 2005, we recorded an asset impairment provision of $5.7 million to reduce the carrying value of the Lakeside property from $6.1 million to $0.4 million. We determined the reduced asset value of $0.4 million based upon the estimated market value of the property. In the third quarter of 2005, Benedictine and ourselves concluded discussions and subsequently notified the State of Wisconsin of our joint decision to terminate the lease agreement, relocate all residents and close the nursing facility. In addition, we initiated actions to sell the property. Lakeside Health reported a net loss of $1.9 million and $4.7 million for the 2005 September quarter and 2005 September YTD period, respectively.
     Nursing Facilities in Minnesota. In the 2005 September quarter, due to poor financial performance of the facilities, we made the decision, with State of Minnesota approval, to close three nursing facilities (343 beds) located in Minneapolis/St. Paul, Minnesota and actively pursue the disposition of the properties on the market. As a result, we has reclassified the financial results of these three nursing facilities as discontinued operations and recorded an impairment charge of $2.1 million based upon its initial valuation of properties. We plan to vacate all residents from two of the three nursing facilities by December 31, 2005, and several parties have expressed interest in the vacated properties.
     Sale of Florida properties. In the 2005 September quarter, we sold for net proceeds of $9.4 million in cash, six nursing properties formerly leased by Senior Health Properties — South, Inc., or Senior Health — South, and in conjunction with the sale collected in full advances of $3.2 million from Senior Health — South resulting in a pre-tax gain of $3.4 million. This transaction represented the final step in the plan to divest of all assets held in the State of Florida.
     Loan Repayments. In January 2005, we prepaid an Industrial Development Revenue Bond totaling $9.5 million, which resulted in a pre-tax charge to income of $0.1 million to write off deferred financing costs. In February 2005, we prepaid a mortgage totaling $5.3 million, which resulted in a pre-tax charge to income of $0.2 million to write off deferred financing costs. In conjunction with the amended and restated credit facility, as discussed above, we terminated the GE Credit Facility and repaid, in full, $34.0 million under the GE Capital Term Loan and Credit Facility. In the 2005 September quarter, we provided notice to the trustees of the Washington, Idaho and Ohio Revenue Bonds to prepay the Revenue Bonds in full in December 2005. Cash required for the prepayment is estimated at $21.2 million and will result in an estimated pre-tax loss of $0.4 million.

     Amendment to Lease Agreement and Option to Purchase. In March 2005, we amended the lease agreements with Assisted Living Facilities, Inc., or ALF, an unrelated party, under which ALC leases five assisted living facilities located in the State of Oregon. Under the terms of the agreement, the termination date of the leases was changed to December 31, 2009, and ALC received an option to purchase the facilities in 2009 at a fixed price. The option to purchase was determined to be a bargain purchase price, requiring the classification of these leases be changed from operating to capital. As a result, a capital lease obligation of $12.8 million was recorded, which represented the estimated market value of the properties as of March 31, 2005, and also approximates the present value of future payments due under the lease agreements, including the purchase option payment. The option to purchase must be exercised prior to July 1, 2009, with closing to occur on or about December 31, 2009.
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
     Tender Offer/Redemption of 2007 Notes and Sale and Issuance of 2014 Notes. On April 22, 2004, we sold and issued $125 million aggregate principal amount of 2014 Notes pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, or the Securities Act. The 2014 Notes were issued at a price of 97.5001% of par to yield 7.23%. The net proceeds from the sale and issuance of the 2014 Notes were approximately $117.4 million, net of a $3.1 million discount and fees and expenses of $4.5 million. We used these net proceeds, together with cash on hand and borrowings under our former revolving credit facility, to purchase for cash all $200.0 million of our 9.35% Senior Subordinated Notes due 2007, or 2007 Notes.
     Amendment and Restatement of Revolving Credit Facility. In connection with the April 22, 2004 closing of the sale and issuance of the 2014 Notes, we amended and restated our Revolving Credit Facility. The terms of our amended and restated revolving credit facility include the following changes, among other things:
•	a two-year maturity extension to June 28, 2009;

•	an additional $50.0 million of senior secured financing on a revolving basis, resulting in total borrowing capacity of $155.0 million;

•	an interest rate spread which ranges from the Eurodollar rate plus 2.50% per annum to 3.25% per annum or the base rate plus 1.50% per annum to 2.25% per annum, subject, in each case, to adjustments based on our senior leverage ratio;

•	a commitment fee of 0.50% per annum on the undrawn capacity regardless of utilization;

•	changes to the collateral securing the facility to permit us to substitute certain assets with other assets.
The Revolving Credit Facility was further amended and restated in August 2005.
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
     Income Tax Benefits. In December 2004, we recorded an aggregate $33.6 million of income tax benefits that resulted primarily from two events. We recorded a tax benefit of $31.9 million for an additional loss claimed from the December 1999 sale of our former subsidiary, Arbor, to Tandem. This additional loss was primarily due to the issuance of additional guidance by the IRS regarding the method to calculate the loss on the sale of subsidiary stock and partially due to the settlement of an IRS audit for the tax years ending December 1997 through December 2002. In addition, we recorded a tax benefit of $1.7 million relating to this Internal Revenue Service, or IRS, audit and other issues.
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

EBITDA and EBITDA Percentage
EBITDA is defined as net earnings (loss) from continuing operations before income taxes, interest expense net of interest income, valuation adjustment on interest rate caps, depreciation and amortization, and non-cash, (gains) and losses, including disposal of assets, provision for closure and exit costs and impairment of long-lived assets and retirement of debt. EBITDA is not a measure of performance under accounting principles generally accepted in the United States of America, or GAAP. We use EBITDA as a key performance indicator and EBITDA expressed as a percentage of total revenues as a measurement of margin. We understand that EBITDA, or derivatives thereof, are customarily used by lenders, financial and credit analysts, and many investors as a performance measure in evaluating a company’s ability to service debt and meet other payment obligations, or as a common valuation measurement in the long-term care industry. Moreover, substantially all of our financing agreements, including the indenture governing our 2010 Senior Notes, 2014 Notes and our Revolving Credit Facility, contain covenants in which EBITDA is used as a measure of compliance. Thus, we use EBITDA to monitor our compliance with these financing agreements. We believe that EBITDA provides meaningful supplemental information regarding our core results, because it excludes the effects of non-operating factors related to its capital assets, such as the historical cost of the assets. We report specific line items separately, and exclude them from EBITDA because such items are transitional in nature, and would otherwise distort historical trends. In addition, we use EBITDA to assess our operating performance and in making financing decisions. EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity. We present EBITDA on a consistent basis from period to period, thereby allowing for consistent comparability of its operating performance.
Review of Key Performance Indicators
In order to compare our performance between periods, we assess the key performance indicators for all of our facilities, as well as the facilities that we operated in all reported periods, or same facility operations. Set forth below, we provide an analysis of our key performance indicators in total, and, where appropriate, on a same facility basis and discuss the significant trends when comparing 2005 to 2004. The same facility basis figures exclude results of the following acquisitions and divestitures: (1) 177 assisted living facilities acquired from ALC on January 31, 2005, (2) a nursing facility in Kentucky acquired as of June 1, 2005, (3) four newly-constructed assisted living facilities completed in 2004 and 2005, (4) four nursing facilities in Indiana acquired as of June 1, 2004, (5) a nursing facility and three assisted living facilities located in Arkansas sold as of August 1, 2004, (6) a nursing facility in Wisconsin transferred to Benedictine in 2004 and later determined to be held for sale, and (7) three Minnesota nursing facilities, which we decided in September 2005, to be held for sale.

Nursing Facilities — ADC and Quality Mix
     The following table sets forth the ADC, by type of payor, and the quality mix for all of our nursing facilities.

	Three Months		Nine Months
All Nursing Facilities	Ended September 30,		Ended September 30,
Continuing Operations	2005	2004	2005	2004
Medicare	2,256	2,074	2,379	2,109
Private and other	1,988	2,148	1,976	2,124

Quality Mix	4,244	4,222	4,355	4,233
Medicaid	8,537	8,485	8,420	8,286

Total	12,781	12,707	12,775	12,519

     The following table sets forth for the 2005 September quarter and the 2004 September quarter ADC, by type of payor and percentage of ADC by payor type for all of our nursing facilities, presented on a same-facility basis, and showing the percentage change in ADC between years.

	Three Months Ended September 30,
	2005		2004		% Change
Nursing Facilities		% of		% of	2005 to
Same-Facility	ADC	Total	ADC	Total	2004
Medicare	2,210	17.7%	2,046	16.4%	8.0%
Private and other.	1,942	15.6%	2,102	16.9%	(7.6%)

Quality Mix	4,152	33.3%	4,148	33.3%	0.1%

Medicaid	8,315	66.7%	8,302	66.7%	0.2%

Total	12,467	100.0%	12,450	100.0%	0.1%

	Nine Months Ended September 30,
	2005		2004		% Change
		% of		% of	2005 to
	ADC	Total	ADC	Total	2004
Medicare	2,340	18.7%	2,087	16.9%	12.1%
Private and other	1,948	15.5%	2,080	16.8%	(6.3%)

Quality Mix	4,288	34.2%	4,167	33.7%	2.9%

Medicaid	8,239	65.8%	8,185	66.3%	0.7%

Total	12,527	100.0%	12,352	100.0%	1.4%

     On a same facility basis, total ADC increased 0.1% between the 2005 September quarter and the 2004 September quarter. However, we experienced a slight decline of 20 ADC or 0.2% from the 2005 June quarter to the 2005 September quarter due primarily to seasonal factors.
     On a same facility basis, Medicare ADC increased 8.0% between the 2005 September quarter and the 2004 September quarter. As a result, the percentage of Medicare ADC to all payor sources increased to 17.7% in the 2005 September quarter, as compared to 16.4% in the 2004 September quarter. The improvement in census was the direct result of a number of initiatives, including an implementation of consistent admission practices, the Medicare certification of all nursing facility beds, and senior management’s focus on census, all of which drove the improved financial results. However, Medicare census declined 201 ADC, or 8.3%, from the 2005 June quarter. Medicare census usually starts to decline in the second, or June, quarter and is the lowest in the summer months. For 2005, our decline in Medicare started later in the year, and though the decline was steeper from our all-time record high levels, we maintained higher Medicare ADC than the comparative 2004 period. Medicare ADC decreased 190 ADC, or 7.9%, from the 2005 March quarter to the 2005 June quarter, as compared to a decline of 105 ADC, or 4.9%, from the 2004 March quarter to the 2004 June quarter.

Assisted Living Facilities — ADC and Quality Mix
     The following table sets forth the ADC, by type of payor, and the quality mix for all of our assisted living facilities.

	Three Months		Nine Months
All Assisted Living	Ended September 30,		Ended September 30,
Facilities	2005	2004	2005	2004
Private and other	5,235	1,263	4,832	1,310
Medicaid	2,236	162	1,956	159

Total	7,471	1,425	6,788	1,469

     The figures for the 2005 September YTD period are affected by the inclusion of only eight months of ADC from the ALC acquired facilities. For the period February 1, 2005 to September 30, 2005, the ADC for ALC facilities was 6,119. For the 2005 September quarter, the ADC for ALC facilities was 6,086. As compared to the 2005 June quarter, we also experienced a decline of 12 ADC, of which a decline of 83 private residents was partially offset by an increase in Medicaid residents. We also experience a decline in overall census in assisted living facilities in the summer months.
     The following table sets forth for the 2005 September quarter and the 2004 September quarter the ADC, by type of payor and percentage of ADC by payor type for all of our assisted living facilities, presented on a same-facility basis, and showing the percentage change in ADC between years. The table, as outlined above, excludes all ALC facilities.

	Three Months Ended September 30,
	2005		2004		% Change
Assisted Living		% of		% of	2005 to
Same-Facility	ADC	Total	ADC	Total	2004
Private and other	1,171	86.3%	1,133	87.5%	3.4%
Medicaid	186	13.7%	162	12.5%	14.8%

Total	1,357	100.0%	1,295	100.0%	4.8%

	Nine Months Ended September 30,
	2005		2004		% Change
		% of		% of	2005 to
	ADC	Total	ADC	Total	2004
Private and other	1,158	86.5%	1,156	87.9%	(0.2%)
Medicaid	180	13.5%	159	12.1%	13.2%

Total	1,338	100.0%	1,315	100.0%	1.7%

All Nursing and Assisted Living Facilities — Occupancy and Number of Facilities Under Operation
     Below are tables setting forth occupancy percentages, ADC and operational resident capacity for the 2005 September quarter and the 2004 September quarter.
All Facilities:
     The following table is for all our nursing and assisted living facilities in total for the three months ended September 30:

Three Months Ended September 30	Occupancy				Operational Resident
All Facilities	Percentage		ADC		Capacity
Continuing Operations	2005	2004	2005	2004	2005	2004
Nursing	92.6%	92.3%	12,781	12,707	13,810	13,764
Assisted Living:
Mature facilities	85.3%	84.5%	1,076	1,174	1,261	1,390
Developmental facilities	63.3%	74.6%	311	251	491	336
ALC acquisition (all mature)	88.8%	—	6,084	—	6,855	—

Total Assisted Living	86.8%	82.5%	7,471	1,425	8,607	1,726

Nursing and Assisted Living	90.3%	91.2%	20,252	14,132	22,417	15,490

     ADC and operational resident capacity for assisted living mature facilities declined in 2005 compared to 2004 because of the sale of 181 units in Arkansas as of August 31, 2004.
     The following table is for all our nursing and assisted living facilities in total for the 2005 September YTD period:

Nine Months Ended September 30	Occupancy				Operational Resident
All Facilities	Percentage		ADC		Capacity
Continuing Operations	2005	2004	2005	2004	2005	2004
Nursing	92.9%	91.8%	12,775	12,519	13,758	13,638
Assisted Living:
Mature facilities	85.3%	85.5%	1,077	1,224	1,262	1,432
Developmental facilities	69.1%	81.4%	288	245	417	301
ALC acquisition (all mature)	89.3%	—	5,423	—	6,074	—

Total Assisted Living	87.6%	84.8%	6,788	1,469	7,753	1,733

Nursing and Assisted Living	90.9%	91.0%	19,563	13,988	21,511	15,371

     ADC and operational resident capacity for assisted living mature facilities declined in 2005 compared to 2004 because of the sale of 181 units in Arkansas as of August 31, 2004.
     For the period from February 1, 2005 to September 30, 2005, the average daily census for ALC was 6,119 and the average operational resident capacity was 6,860 units, for an occupancy percentage of 89.2%. The ALC facilities’ ADC (of 5,423) and operational resident capacity (of 6,074) shown above are computed using total resident days from February 1, 2005, the day after the date of acquisition, through September 30, 2005, and then dividing by all calendar days in the nine months ended September 30, 2005.
     Due to our expansion and development plans, which involve new assisted living facilities and the expansion of existing facilities, the occupancy and ADC information is split between mature and developmental facilities. Developmental facilities are those which have undergone additions or have opened during 2004 or 2005. All other facilities are considered mature facilities.

Same Facility Basis:
     The following table is for all of our nursing and assisted living facilities on a same facility basis for the three months ended September 30:

	Occupancy				Operational Resident
Three Months Ended September 30	Percentage		ADC		Capacity
Same-Facility Basis	2005	2004	2005	2004	2005	2004
Nursing	92.8%	92.6%	12,467	12,450	13,437	13,442
Assisted Living:
Mature facilities	85.3%	83.5%	1,076	1,059	1,261	1,268
Developmental facilities	75.7%	80.0%	281	236	371	296

Total Assisted Living	83.1%	82.8%	1,357	1,295	1,632	1,564

Nursing and Assisted Living.	91.7%	91.6%	13,824	13,745	15,069	15,006

     The following table is for all of our nursing and assisted living facilities on a same facility basis for 2005 September YTD period:

	Occupancy				Operational Resident
Nine Months Ended September 30	Percentage		ADC		Capacity
Same-Facility Basis	2005	2004	2005	2004	2005	2004
Nursing	93.1%	91.9%	12,527	12,352	13,455	13,438
Assisted Living:
Mature facilities	85.3%	84.8%	1,077	1,077	1,262	1,270
Developmental facilities	77.0%	85.3%	261	238	340	279

Total Assisted Living	83.5%	84.9%	1,338	1,315	1,602	1,549

Nursing and Assisted Living	92.1%	91.1%	13,865	13,667	15,057	14,987

     On a same-facility basis, occupancy percentages decreased within the assisted living facilities to 83.5% for the 2005 September YTD period from 84.9% in the 2004 September YTD period. The decrease in occupancy percentage within the assisted living facilities was primarily due to the opening in 2004 and 2005 of several new wings at certain of the facilities that were not yet fully occupied as of September 30, 2005. Mature facilities improved occupancy in 2005 compared to 2004 for both the three months and nine months periods.

Facilities Under Operation and Percent Ownership:
     The following table sets forth the number of facilities under operation.

	As of	As of
	September 30,	December 31,
	2005	2004
Number of facilities under operation:
Nursing	141	141
Assisted Living	211	32

Total	352	173

Number of facilities owned:
Nursing	132	132
Assisted Living	155	31

Total	287	163

Number of facilities under capital leases:
Assisted Living	5	—

Percent of facilities:
Owned	81.5%	94.2%
Under capital leases	1.4%	—
Under operating leases	17.1%	5.8%

	100.0%	100.0%

     In 2005 we acquired one nursing facility in Kentucky and closed one nursing facility in Indiana through the consolidation of two facilities into one. We acquired 177 assisted living facilities, of which 122 are owned and 5 operated under capital lease agreements, through our acquisition of ALC. In addition, we opened one newly-constructed assisted living facility in Wisconsin and one newly-constructed assisting living facility in Ohio.
Nursing Facilities — Average Revenue per Resident Day by Payor Source
     The following table sets forth the average revenue rate by payor source, excluding prior year revenue settlement adjustments, and the percentage changes between years.

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
All Nursing Facilities	2005	2004	Change	2005	2004	Change
Medicare (Part A and Part B)	$379.06	$356.66	6.3%	$373.52	$354.56	5.3%
Private and other	$196.80	$191.54	2.7%	$197.29	$190.50	3.6%
Medicaid	$148.52	$139.60	6.4%	$148.40	$138.03	7.5%

Total	$196.72	$183.81	7.0%	$197.89	$183.41	7.9%

Medicare Part A only	$344.65	$322.99	6.7%	$342.17	$323.10	5.9%
     The Medicare rate increased 6.3% in the 2005 September quarter compared to the 2004 September quarter, of which 2.8% was the result of the October 2004 Medicare rate increase. The balance of the increase is attributable to an increase in the acuity and level of rehabilitative residents admitted. Comparing the same quarters, the Medicaid rate increased 6.4%, including increases relating to increases in state provider taxes, which are included in operating expenses. Net of these increases in state provider taxes, the Medicaid rate increased 2.0% and 3.3% for the 2005 September quarter and 2005 September YTD period compared to the comparable periods in 2004.

Assisted Living Facilities — Average Revenue per Resident Day by Payor Source
     The following table sets forth the average revenue rate by payor source and the percentage changes between years.

	Three Months			Nine Months
All Assisted Living	Ended September 30,			Ended September 30,
Facilities	2005	2004	Change	2005	2004	Change

Private and other	$91.60	$75.34	21.6%	$89.79	$74.69	20.2%
Medicaid	$61.26	$54.19	13.0%	$61.64	$53.32	15.6%

Total	$82.52	$72.93	13.1%	$81.68	$72.38	12.8%

     The increase in average rates for assisted living facilities relates primarily to the acquisition of ALC on January 31, 2005. The total increase in rates is less than the increase in private and Medicaid rates because the percentage of Medicaid ADCs to total ADCs increased to 29.9% and 28.8% for the 2005 September quarter and 2005 September YTD period compared to 11.4% and 10.8% for the comparable 2004 periods.
EBITDA and EBITDA Percentage
     The following table sets forth a reconciliation of income from continuing operations before taxes and EBITDA.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
		(in thousands)
Income before income taxes	$31,766	$18,477	$84,197	$48,102
Add (deduct):
Depreciation and amortization	11,696	8,351	33,518	24,946
Interest expense, net	9,986	4,786	28,085	15,819
Valuation adjustment on interest rate caps	(129)	2,030	2,108	6,423
Loss (gain) on disposal of assets and impairment of long-lived assets	(9,270)	4,573	(10,348)	1,716
Loss on refinancing and retirement of debt	—	152	275	6,484

EBITDA	$44,049	$38,369	$137,835	$103,490

     The following table sets forth the calculations of EBITDA percentages:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
		(in thousands)
EBITDA	$44,049	$38,369	$137,835	$103,490
Total Revenues	$295,404	$236,090	$890,985	$682,817
EBITDA as percentage of total revenues	14.9%	16.3%	15.5%	15.2%
     For the September period, the increase in EBITDA as a percentage of total revenues during 2005 compared to 2004 was impacted by, among other items, the acquisition of ALC and revenues and related provider taxes for current and prior years in Pennsylvania and Indiana relating to CMS approval of state plan amendments and waivers. For the 2005 September quarter, the decline in EBITDA as a percentage of revenues, both in terms of the 2005 June quarter and the 2004 September quarter, was attributable to the decline in Medicare census, Medicaid rate increases received in 2005 being less than wage and other costs, the contractual allowance recorded in the 2005 September quarter, offset by prior period Medicaid rate adjustments in Indiana. For the 2005 September YTD period, the improvement in EBITDA is attributable to the current and prior years Pennsylvania and Indiana state plans amendments and the acquisition of ALC, offset by reduced July 1, 2005 Medicaid rates and the contractual allowance recorded in the 2005 September quarter. Refer to the definition and rationale for use of EBITDA and EBITDA Percentage in the Key Performance Indicators section of this Quarterly Report on Form 10-Q.

Results from Operations
     The following table sets forth details of our revenues and income as a percentage of total revenues:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Revenues
Nursing and assisted living facilities	97.6%	97.0%	97.6%	96.9%
Outpatient therapy	1.0	1.2	1.0	1.2
Other	1.4	1.8	1.4	1.9

	100.0	100.0	100.0	100.0
Operating and general and administrative costs	83.1	82.8	82.7	83.9
Lease costs, depreciation and amortization	5.9	4.5	5.6	4.6
Interest expense, net	3.4	2.0	3.2	2.3
Valuation adjustment on interest rate cap	(0.0)	0.9	0.2	0.9
Loss (gain) on disposal of assets and impairment of long-lived assets	(3.1)	1.9	(1.1)	0.3
Loss on refinancing and retirement of debt	0.0	0.1	0.0	1.0

Income before income taxes	10.7	7.8	9.4	7.0
Income tax expense	4.3	2.9	3.7	2.6

Net income from continuing operations	6.4	4.9	5.7	4.4
Income (loss) from discontinued operations before income taxes	(0.4)	(0.8)	(1.0)	(0.3)
Income tax benefit (expense) on discontinued operations	(0.2)	(0.3)	(0.4)	(0.1)

Net income (loss) from discontinued operations	(0.2)	(0.5)	(0.6)	(0.2)

Net income	6.2%	4.4%	5.1%	4.2%

2005 September Quarter Compared with 2004 September Quarter
Revenues
     Revenues in the 2005 September quarter increased $59.3 million, or 25.1%, to $295.4 million from $236.1 million in the 2004 September quarter. Outpatient therapy and other revenues increased by $0.1 million in the 2005 September quarter due to increased lease revenue and management and consulting revenue.

     Revenues from nursing and assisted living facilities increased $59.3 million in the 2005 September quarter compared to the 2004 September quarter, including $48.3 million as a result of acquisitions, net of divestitures. Acquisitions and divestitures included the following: (1) the acquisition of 177 assisted living facilities from ALC on January 31, 2005, (2) four newly-constructed assisted living facilities including two in Wisconsin (one completed in May 2004 and the other completed in May 2005), one in Ohio (completed in August 2005) and one in Indiana (completed in September 2005), (3) the acquisition of four nursing facilities in Indiana in June 2004, and (4) the acquisition of a nursing facility in Kentucky in June 2005, partially offset by (5) the sale of facilities in Arkansas in August 2004. On a same facility basis, revenues from nursing and assisted living facilities before prior period settlement adjustments increased $15.4 million, or 7.0%, in the 2005 September quarter. On a same facility basis, but after prior period settlement adjustments, these revenues increased $10.9 million. This increase was attributable to increases in the following:

(in Millions)
• Indiana and Pennsylvania Medicaid revenues in the 2005 September quarter attributable to the approval of the state plan amendments and waivers (the related increase in state assessment expense of $3.4 million is reflected in operating expenses below)	$4.9
• Medicare census increasing from 16.4% of total in the 2004 September quarter to 17.7% in the 2005 September quarter	2.5
• Medicare revenues due to the 2.8% Medicare Part A rate increase effective October 1, 2004	1.8
• Medicare revenues due to the improvement in RUGs mix and other factors	2.5
• Medicaid, private and other nursing rates	2.9
• assisted living revenues	0.8

15.4

Adjustments relating to prior periods:
• Indiana Medicaid revenues in the 2005 September quarter attributable to the approval of the state plan amendment and waiver for the period July 1, 2003 through December 31, 2004	1.8
• Contractual allowance recorded in the 2005 September quarter relating to the recovery of non-reimbursable Part A co-insurance, based upon audit results up to 2003	(2.2)
• Other prior year settlement adjustments recognized in the 2004 September quarter as compared to none in the 2005 September quarter	(2.0)
• Medicaid revenues recognized in 2004 September quarter relating to prior 2004 quarters	(2.6)
• Medicaid revenues recognized in 2005 September quarter relating to prior 2005 quarters	0.5

Total increase in revenues from same facility nursing and assisted living facilities	$10.9

Operating and General and Administrative Costs
     Operating and general and administrative costs increased $50.0 million, or 25.6%, in the 2005 September quarter compared to the 2004 September quarter, including $33.2 million as a result of the acquisitions, net of divestitures detailed above. On a same facility basis, operating and general and administrative costs increased $16.8 million, or 8.8%. This increase was attributable to increases in the following:

(in Millions)
• wages, benefits and contracted staffing, which included an average wage rate increase of 4.3% in nursing home operations	$7.4
• state assessment taxes, primarily in Indiana and Pennsylvania for 2005 September quarter attributable to the approval of the state plan amendments and waivers	3.6
• drug expense due to higher Medicare mix, resident acuity and drug prices	1.3
• medical equipment leases and supply costs	1.3
• professional fees	1.3
• other operating and administrative expenses	1.9

Total increase in same facility operating and general and administrative costs	$16.8

Lease Costs, Depreciation and Amortization
     Lease costs increased $3.6 million to $5.8 million when comparing the 2005 September quarter to the 2004 September quarter as a result of the ALC acquisition. Depreciation and amortization increased $3.3 million to $11.7 million in the 2005 September quarter compared to $8.4 million in the 2004 September quarter. This increase was primarily due to the ALC acquisition, and includes the amortization of customer relationships totaling $0.5 million.
Interest Expense, Net
     Interest expense, net of interest income, increased $5.2 million to $10.0 million for the 2005 September quarter compared to $4.8 million for the 2004 September quarter. This increase was due to (1) $4.1 million in interest relating to the ALC acquisition, and (2) $1.6 million in interest expense from interest rate swaps relating to increases in six-month LIBOR market rates, offset by (3) a decreases in other interest expense of approximately $0.5 million when comparing the 2005 September quarter to the 2004 September quarter.
     The weighted average interest rate of all long-term debt increased to approximately 7.2% during the 2005 September quarter compared to approximately 5.99% during the 2004 September quarter primarily due to the increase in six-month LIBOR which is used to determine the pay rate on our interest rate swaps. The average debt level increased to $543.2 million during the 2005 September quarter compared to $295.5 million during the 2004 September quarter, primarily resulting from the ALC acquisition.
Valuation Adjustment on Interest Rate Caps
     The valuation adjustment on interest rate caps was income of $0.1 million in the 2005 September quarter compared to an expense of $2.0 million in the 2004 September quarter. These valuation adjustments relate to changes in market values of the caps which are driven primarily by projected future six-month LIBOR and changes in the projected volatility of these rates.
Loss (Gain) on Disposal of Assets and Impairment of Long-Lived Assets
     In the 2005 September quarter we executed an amendment to the warrant with Omnicare, providing for the cashless exchange of shares for the warrant. As a result of the amendment we received 164,000 common shares in Omnicare and $47,000 and realized a pre-tax gain of $9.2 million from the transaction. We also had an unrealized pre-tax gain on trading securities of $0.1 million relating to this investment.
     In the 2004 September quarter, the pre-tax loss (gain) on disposal of assets and impairment of long-lived assets was a loss of $4.6 million and consisted of the following: (1) a loss of $4.0 million on the write-off of the Omnicare warrant in September 2004 and (2) a loss of $0.6 million on the sale of our Arkansas facilities for $6.1 million in August 2004. In the 2004 September quarter, we decided to write off our investment in the Omnicare warrant as the likelihood of the warrant being in-the-money before it expired had significantly declined, as a result of the decrease in the Omnicare share price.
Loss on Refinancing and Retirement of Debt
     There was no loss on refinancing and retirement of debt for the 2005 September quarter.
     Loss on refinancing and retirement of debt in the 2004 September quarter of $0.2 million was due to the extinguishment in August 2004 of an Industrial Revenue Bond totaling $9.5 million.
Income Taxes
     Income tax expense for the 2005 September quarter was $12.8 million compared to $6.9 million for the 2004 September quarter. Our effective tax rate was 40.3% for the 2005 September quarter compared to 37.5% for the 2004 September quarter. The effective tax rate for the 2005 September quarter is higher than for the 2004 September quarter due to a reduction in valuation allowances relating to state income taxes to the comparative quarter.

Income from Continuing Operations
     Net income from continuing operations for the 2005 September quarter was $19.0 million compared to $11.5 million for the 2004 September quarter. The improvement in net income was due to the reasons described herein.
Loss from Discontinued Operations
     Loss from discontinued operations for the 2005 September quarter was $0.8 million after tax as compared to $1.1 million in the 2004 September quarter. The pre-tax gain of $3.4 million from the sale of the leased facilities was offset by the pre-tax impairment provision of $2.0 million from the Minnesota properties and net operational losses from the combined discontinued operations, the majority of which pertain to Lakeside Health.
Net Income
     Net income for the 2005 September quarter was $18.2 million compared to $10.5 million for the 2004 September quarter. The improvement in net income was due to the reasons described herein.
Related Party Transactions
     We insure certain risks, including comprehensive general liability, property coverage, excess workers’ compensation and employer’s liability insurance, with Laurier Indemnity Company and Laurier Indemnity Ltd., affiliated insurance subsidiaries of Extendicare. We recorded approximately $3.0 million and $2.7 million of expenses for this purpose for the 2005 September quarter and 2004 September quarter, respectively
     We purchase computer hardware and software support services from Virtual Care Provider, Inc., an affiliated subsidiary of Extendicare Inc. Expenses related to these services were $1.2 million for both the 2005 September quarter and the 2004 September quarter.
Nine Months Ended September 30, 2005 Compared with Nine Months Ended September 30, 2004
Revenues
     Revenues in the 2005 September YTD period increased $208.2 million, or 30.5%, to $891.0 million from $682.8 million in the 2004 September YTD period. Outpatient therapy and other revenues increased by $0.6 million in the 2005 September YTD period due to increased lease revenue and management and consulting revenue.
     Revenues from nursing and assisted living facilities increased $207.6 million in the 2005 September YTD period compared to the 2004 September YTD period, including $126.7 million as a result of acquisitions, net of divestitures. Acquisitions and divestitures included the following: (1) the acquisition of 177 assisted living facilities from ALC on January 31, 2005, (2) four newly-constructed assisted living facilities including two in Wisconsin (one completed in May 2004 and the other completed in May 2005), one in Ohio (completed in August 2005) and one in Indiana (completed in September 2005), (3) the acquisition of four nursing facilities in Indiana in June 2004 and (4) the acquisition of a nursing facility in Kentucky in June 2005, partially offset by (5) the sale of facilities in Arkansas in August 2004. On a same facility basis, revenues from nursing and assisted living facilities before prior year settlement adjustments increased $57.3 million, or 8.8%, in the 2005 September period. On a same facility basis, but after prior year settlement adjustments, these revenues increased $80.9 million. This increase was attributable to increases in the following:

(in Millions)
• Indiana and Pennsylvania Medicaid revenues attributable to the approval of the state plan amendments and waivers (the related increase in state assessment expense of $10.2 million is reflected in operating expenses below)	$14.5
• Medicare census increasing from 16.9% of total in the 2004 to 18.7% in the 2005	11.6
• average daily nursing Medicaid rates, in states other than Indiana and Pennsylvania	8.4
• Medicare revenues due to the improvement in RUGs mix and other factors	6.5
• total census increasing from 12,352 in the 2004 to 12,527 in the 2005	6.5
• Medicare revenues due to the 2.8% Medicare Part A rate increase effective October 1, 2004	5.8
• an increase in private and other nursing rates	3.6
• nursing ancillary revenues	1.5
• nursing revenues due to one less day in 2005 as compared to 2004	(2.3)
• an increase in assisted living revenues	1.2

57.3

Adjustments relating to prior years:
• Indiana and Pennsylvania Medicaid revenues in the 2005 September YTD period attributable to the approval of the state plan amendments and waivers for the period July 1, 2003 through December 31, 2004 (the related increase in state assessment expense of $19.6 million is reflected in operating expenses below)	28.5
• Contractual allowance recorded in the 2005 September YTD period relating to the recovery of non-reimbursable Part Aco-insurance, based upon audit results up to 2003	(2.2)
• Other prior year settlement adjustments in the 2005 September YTD period as compared to the 2004 September YTD period	(2.7)

Total increase in revenues from same facility nursing and assisted living facilities	$80.9

Operating and General and Administrative Costs
     Operating and general and administrative costs increased $164.3 million, or 28.7%, in the 2005 September YTD period compared to the 2004 September YTD period, including $88.3 million as a result of the acquisitions, net of divestitures detailed above. On a same facility basis, operating and general and administrative costs before prior year Indiana and Pennsylvania state assessment taxes increased $56.4 million, or 10.0%. On a same facility basis, but after these taxes, operating and general and administrative costs increased $76.0 million. This increase was attributable to increases in the following:

(in Millions)
• wages, benefits and contracted staffing, which included an average wage rate increase of 3.9% in nursing home operations	$29.5
• state assessment taxes in Indiana and Pennsylvania for 2005 September YTD period attributable to the approval of the state plan amendments and waivers	10.2
• other state assessments and bed taxes	2.0
• drug expense due to higher resident census, resident acuity and drug prices	4.0
• medical equipment lease, food and supplies expense	3.3
• repairs and maintenance, utilities and telephone	2.2
• professional fees, fines and penalties	2.3
• other operating and administrative expenses	2.9

56.4

Adjustment relating to prior year:
• state assessment taxes in Indiana and Pennsylvania for the period July 1, 2003 through December 31, 2004 due to final approval of the state plan amendments and waivers	19.6

Total increase in same facility operating and general and administrative costs	$76.0

Lease Costs, Depreciation and Amortization
     Lease costs increased $9.5 million to $16.2 million when comparing the 2005 September YTD period to the 2004 September YTD period as a result of the ALC acquisition. Depreciation and amortization increased $8.6 million to $33.5 million in the 2005 September YTD period compared to $24.9 million in the 2004 September YTD period. This increase was primarily due to the ALC acquisition, and includes the amortization of customer relationships totaling $1.4 million for the eight months from February 1, 2005 to September 30, 2005.
Interest Expense, Net
     Interest expense, net of interest income, increased $12.3 million to $28.1 million for the 2005 September YTD period compared to $15.8 million for the 2004 September YTD period. This increase was due to (1) $10.9 million in interest relating to the ALC acquisition, (2) a reduction of $3.2 million in interest income recognized in the 2004 September YTD period pertaining to the Greystone and Tandem notes receivable, and (3) $2.8 million in interest expense from interest rate swaps relating to increases in six-month LIBOR market rates, offset by (4) decreases in interest expense of approximately $4.6 million primarily relating to our debt refinancing in April 2004.
     The weighted average interest rate of all long-term debt increased to approximately 6.98% during the 2005 September period compared to approximately 6.88% during the 2004 September period. The increase is due to increases in the six-month LIBOR which is used to determine the pay rate on our interest rate swaps, partially offset by the refinancing of our 2007 Notes in April 2004. The average debt level increased to $518.6 million during the 2005 September YTD period compared to $345.9 million during the 2004 September YTD period, resulting primarily from the ALC acquisition.
Valuation Adjustment on Interest Rate Caps
     The valuation adjustment on interest rate caps was an expense of $2.1 million in the 2005 September YTD period compared to an expense of $6.4 million in the 2004 September YTD period. These valuation adjustments relate to changes in market values of the caps which are driven primarily by projected future six-month LIBOR and changes in the projected volatility of these rates.
Loss (Gain) on Disposal of Assets and Impairment of Long-Lived Assets
     Loss (gain) on disposal of assets and impairment of long-lived assets included gains of $10.3 million in the 2005 September YTD period, consisting of (1) $9.2 million from receipt of 164,000 shares in Omnicare, Inc. common stock from the net exercise of a warrant obtained as part of the sale of our pharmacy business in 1998, (2) $0.6 million from the sale of MetLife common shares held as a long-term investment, (3) $0.5 million from the sale of a property in Maryland that formerly was a nursing facility, but was closed in 1998, and (4) $0.1 million unrealized gain on trading securities relating to appreciation of Omnicare common stock.
     For the 2004 September YTD period, the loss (gain) on disposal of assets and impairment of long-lived assets was a net loss of $1.7 million and consisted of the following; (1) a loss of $4.0 million from the write-off of the Omnicare stock warrant in September 2004, (2) a gain of $4.9 million on completion the Divestiture Agreement with Greystone relating to the sale of Florida facilities, (3) a loss on $1.3 million on early repayment of notes receivable from Tandem, (4) a gain of $0.9 million from the sale of Omnicare common shares held as a long-term investment to Extendicare, (5) a loss of $0.6 million from the sale of the Arkansas facilities, and (6) a loss of $1.6 million on the impairment of long-lived assets when we concluded the evaluation of two nursing facilities in Indiana and made the decision, subject to State of Indiana approval, and after renovation of one of the two facilities, to consolidate the two operations into one. The consolidation of the two operations was approved by the State of Indiana and closure of the one facility completed in the 2005 June quarter resulting in the net reduction of 63 available nursing beds.

Loss on Refinancing and Retirement of Debt
     Loss on refinancing and retirement of debt was $0.3 million in the 2005 September YTD period due to (1) the prepayment in January 2005 of an Industrial Development Revenue Bond totaling $9.5 million, which resulted in a pre-tax charge to income of $0.1 million to write off deferred financing costs, and (2) the prepayment in February 2005 of a mortgage totaling $5.3 million, which resulted in a pre-tax charge to income of $0.2 million to write off deferred financing costs.
     For the 2004 September YTD period, the loss on refinancing and retirement of debt was $6.5 million. This loss consisted of (1) a loss of $9.3 million from early retirement of the 2007 Notes with a principal balance of $200.0 million, (2) losses totaling $0.5 million from the prepayment in February 2004 and August 2004 of Industrial Development Revenue Bonds totaling $22.5 million, which resulted in the write-off of related deferred financing costs, offset by (3) a $3.3 million gain on the termination of our interest rate swap and cap agreements relating to the early retirement of the 2007 Notes.
Income Taxes
     Income tax expense for the 2005 September YTD period was $33.3 million compared to $18.1 million for the 2004 September YTD period. Our effective tax rate was 39.6% for the 2005 September YTD period compared to 37.6% for the 2004 September YTD period. The effective tax rate for the 2005 September YTD period is higher than for the 2004 September YTD period due to a reduction in valuation allowances relating to state income taxes to the comparative YTD period.
Net Income from Continuing Operations
     Net income from continuing operations for the 2005 September YTD period was $50.9 million compared to $30.0 million for the 2004 September period. The improvement in net income was due to the reasons described herein.
Loss from Discontinued Operations
     Loss from discontinued operations for the 2005 September YTD period was $5.3 million after tax as compared to $1.4 million in the 2004 September YTD period. The pre-tax gain of $3.4 million from the sale of the Florida leased facilities, was offset by the pre-tax impairment provision of $2.0 million and $5.7 million from the Minnesota and Lakeside properties respectively, and net operational losses from the combined discontinued operations, the majority of which pertain to Lakeside Health.
Net Income
     Net income for the 2005 September YTD period was $45.6 million compared to $28.6 million for the 2004 September YTD period. The improvement in net income was due to the reasons described herein.
Related Party Transactions
     We insure certain risks, including comprehensive general liability, property coverage, excess workers’ compensation and employer’s liability insurance, with Laurier Indemnity Company and Laurier Indemnity Ltd., affiliated insurance subsidiaries of Extendicare. We recorded approximately $9.2 million and $8.1 million of expenses for this purpose for the 2005 September period and 2004 September period, respectively. In addition, we recorded credits to expense of $0.3 million and $1.0 million for the 2005 September period and 2004 September period, respectively, relating to refunds from prior year workers’ compensation policies with Laurier Indemnity Company.
     We purchase computer hardware and software support services from Virtual Care Provider, Inc., an affiliated subsidiary of Extendicare. Expenses related to these services were $3.6 million for both the 2005 September YTD period and the 2004 September YTD period.

     In December 2004, we advanced $7.7 million to Extendicare, which they subsequently repaid in January 2005. We have non-interest bearing amounts due from (to) affiliates as follows:

		September 30,	December 31,
Affiliate	Purpose	2005	2004
		(in thousands)
		Receivable (payable)
Current assets:
Extendicare Holdings, Inc.	Federal income taxes receivable	$7,097	$5,231
Extendicare Holdings, Inc.	Deferred federal income taxes	12,344	13,258
Extendicare Inc.	Working capital advances	—	7,690

		19,441	26,179

Current liabilities:
Virtual Care Provider, Inc.	Working capital advances	(3,000)	(3,000)
The Northern Group, Inc.	Intercompany operating expenses	15	19
Laurier Indemnity Company	Intercompany insurance premium	6	3
Extendicare Holdings, Inc.	Working capital advances	3	3

		(2,976)	(2,975)

Long-term liabilities:
Extendicare Holdings, Inc.	Deferred federal income taxes	(6,483)	(1,853)

Other:
Extendicare Inc.	Advances	—	(8,900)
Extendicare Inc.	Advances	2,489	1,218
Extendicare Holdings, Inc.	Advances	(3,483)	(3,483)
Virtual Care Provider, Inc.	Advances	(3,582)	(3,620)

		(4,576)	(14,785)

		$5,406	$6,566

     In addition to the above, as of September 30, 2005, we owe Extendicare two Term Notes in the amounts of $55.0 million and $8.9 million that are included in long-term debt. In January 2005, Extendicare advanced $55 million to EHI, which, in turn, advanced $55 million as a Term Note to the Company to partially finance the ALC acquisition. This Term Note has a term of five years and bears interest at 6%. Effective April 1, 2005, the $8.9 million advance to us was converted to a Term Note with a term of five years bearing interest at 6%. These Term Notes can be repaid by us at any time.
     The ALC debt we assumed in the acquisition is non-recourse to us and our subsidiaries that existed prior to the acquisition of ALC, and the debt and earnings of ALC are excluded from existing financial covenants under our Revolving Credit Facility. Until the Amended and Restated Credit Facility agreement was executed in August 2005, we were restricted from borrowing further under our former Revolving Credit Facility and under the ALC credit facility to finance any ALC operating deficiencies and all cash flow from ALC was required to be retained within the ALC operations. Refer to terms of new Amended and Restated Credit Facility in “Events of 2005”.

Liquidity and Capital Resources
Sources and Uses of Cash
     We had cash and cash equivalents of $23.9 million at September 30, 2005 and $29.6 million at December 31, 2004. The table below sets forth a summary of the significant sources and uses of cash:

	Nine Months
	Ended September 30,
	2005	2004
	(in thousands)
Cash provided by operating activities	$75,678	$66,792

Cash provided by (used in) investing activities	(166,752)	4,150

Cash provided by (used in) financing activities	85,343	(90,737)

Decrease in cash and cash equivalents	(5,731)	(19,795)
     There was an $8.9 million increase in cash flow from operating activities in the 2005 September YTD period compared to the 2004 September YTD period. Cash flow from operating activities increased due to (1) an increase of net income of $16.9 million and an increase of $3.9 million in depreciation and amortization and valuation adjustment on interest rate caps, (2) an increase in deferred income tax provision of $16.6 million, and (3) an increase in accounts receivable of $11.5 million in 2005 compared to an increase of $14.2 million in 2004. However, cash flow from operating activities decreased due to (1) an increase of $10.9 million due from the States of Indiana and Pennsylvania as a result of their state plans and amendments relating to Medicaid revenues, offset by an increase of $6.4 million in accrued liabilities for provider taxes, (2) a decrease in accrued liabilities of $3.6 million in 2005 compared to no change in 2004, and (4) changes in other assets of $23.1 million in the September 2005 YTD period as compared to the September 2004 YTD period.
     Our working capital decreased $23.1 million from $29.6 million at December 31, 2004 to $6.5 million at September 30, 2005. Working capital decreased primarily due to the cash payment for the acquisition of ALC, the increase in current maturities of long-term debt due to the anticipated early retirement of Revenue Bonds, the increase in accounts payable and accrued liabilities pertaining to ALC in relation to ALC’s receivables, the early retirement of debt and increased payments for self-insured liabilities, partially offset by cash flow from operating activities.
     Accounts receivable at September 30, 2005 were $121.4 million compared with $96.0 million at December 31, 2004, representing an increase of $25.4 million, including a $10.9 million increase resulting from revenue recorded based on the CMS approval of the States of Indiana and Pennsylvania state plan amendments and waivers, and a $3.5 million increase relating to the acquisition of ALC. The remaining $11.0 million increase in accounts receivable was attributable to an increase in Medicaid receivables of $3.3 million, higher Medicare receivables of $2.3 million primarily due to an increase in Medicare census, and other receivables increasing by $5.4 million since December 31, 2004.
     The increase in settlement receivables of $0.2 million from December 31, 2004 to September 30, 2005 included increases of $11.1 million relating to revenue recorded in the 2005 September period for anticipated Medicare reimbursement for uncollectible Part A co-insurance and $4.6 million from the reclassification of settlement receivables from other assets to accounts receivable. These increases were partially offset by decreases of $8.7 million from the collection of Medicare co-insurance amounts, $2.0 million from collection of Medicaid cost report settlements, $2.6 million from the collection of Medicare settlements and an additional settlement reserve of $2.2 million relating to reimbursable bad debt issues.

     Property and equipment increased $293.5 million from $446.1 million as of December 31, 2004 to $739.6 million at September 30, 2005. Property and equipment increased by (1) $284.2 million due to the ALC acquisition, (2) $7.4 million due to the acquisition of a nursing facility in Kentucky (3) $12.8 million due to a capital lease recorded pursuant to our modification to our lease with ALF (4) $21.8 million due to normal capital expenditures and (5) $16.4 million from new construction projects. These increases were offset by decreases of (1) $32.3 million from depreciation expense, (2) $7.8 million resulting from a provision for impairment of long-lived assets, (3) $5.9 million resulting from the sale of Florida nursing facilities previously leased to a third party, (4) $1.4 million resulting from the sale of the Maryland property, (5) $1.4 million as a result of the reclassification of assets held for sale, and (6) $0.3 million from other miscellaneous sales of property and equipment.
     Total long-term debt, including both current and long-term maturities of debt, was $542.6 million at September 30, 2005. This represents an increase of $250.6 million from December 31, 2004, including (1) $144.4 million of debt (at market value) assumed in the acquisition of ALC, (2) borrowings of $115.0 million in order to finance the acquisition of ALC ($60.0 million on our former Revolving Credit Facility and $55.0 million from a 6% Term Note from EHI), (3) borrowings of $8.9 from the conversion of an advance from Extendicare Inc. to a 6% Term Note, (4) borrowings of $10.0 million on the Revolving Credit Facility for working capital needs, (4) borrowings of $86.0 million as a Term Loan pursuant to the Amended and Restated Credit Agreement, and (5) a capital lease obligation recorded pursuant to our modification to our lease with ALF. These increases were partially offset by decreases of (1) $9.5 million due to the prepayment of Industrial Development Revenue Bonds, (2) $5.3 million due to the prepayment of a mortgage note, (3) $70.0 million in payments on the Revolving Credit Facility, (4) $34.0 million due to termination and repayment of the GE Capital term Loan, and (5) $7.7 million of other debt payments.
     Cash used in investing activities was $166.8 million for the 2005 September period compared to cash provided by investing activities of $4.2 million for the 2004 September period, a change of $171.0 million. Of this change, (1) $137.8 million was due to the ALC acquisition, consisting of the acquisition price of $144.3 million offset by cash balances of $6.5 million acquired in the ALC acquisition, (2) $20.1 million from the collection of notes receivables due from Tandem in 2004, (3) $10.0 million from the completion of the sale of nursing facilities to Greystone in 2004, and (4) $7.0 million from increased expenditures for new construction projects, partially offset by increased proceeds from the sale of property and equipment of $6.4 million.
     Cash provided from financing activities was $85.3 million for the 2005 September period compared to $90.7 million used in financing activities for the comparable 2004 September period. The cash provided from financing activities of $85.3 million in the 2005 September period primarily related to (1) borrowings totaling $115.0 million associated with the financing of the ALC acquisition, (2) a term loan borrowing of $86.0 million, (3) borrowings on the line of credit for operational purposes of $10.0 million, partially offset by (4) payments on the Revolving Credit Facility in the 2005 September period of $70.0 million, (4) payments of debt in the 2005 September period of $56.4 million and (5) other increases of $0.7 million. The cash used in financing activities of $90.7 million in the 2004 September period primarily related to long term debt transactions discuss herein plus the payment of fees and expenses relating to those transactions, partially offset by advances from shareholders and affiliates of $22.9 million.

Debt Instruments
Summary of Long-term Debt
     Long-term debt consists of the following:

	September 30,	December 31
	2005	2004
	(in thousands)
9.50% Senior Notes due 2010	$149,745	$149,714
6.875% Senior Subordinated Notes due 2014	122,195	122,022
Term Loan maturing through 2010, at variable interest rates	85,785	—
6.00% EHI Term Note due 2010	55,000	—
6.24% Red Mortgage Capital Note due 2014	36,698	—
DMG Mortgage notes payable, interest rates ranging from 7.58% to 8.65%, due 2008	27,542	—
Revenue Bonds, at variable interest rates, maturing through 2018	21,150	—
Capital lease obligations, interest rates ranging from 2.84% to 13.54%, maturing through 2009	12,309	11
Oregon Trust Deed Notes, interest rates ranging from 0.25% to 10.90%, maturing from 2020 through 2026	9,657	—
HUD Insured Mortgages, interest rates ranging from 7.40% to 7.55%, due 2036	7,691	—
6.00% EI Term Note due 2010	8,900	—
Other mortgage notes payable, interest rates ranging from 3.0% to 7.25%, maturing through 2009	4,950	9,730
Industrial Development Revenue Bond due 2014	—	9,500
6.25% Industrial Development Revenue Bond, maturing 2008	955	955

Long-term debt before current maturities	542,577	291,932
Less current maturities	24,378	1,071

Total long-term debt	$518,199	$290,861

     In the table above, the ALC debt is listed after the caption “6.0% EHI Term Note due 2010” for $55 million and before the caption “6% EI Term Note due 2010” for $8.9 million.
     The weighted average interest rate of all of our long-term debt (including the effects of the interest rate swap and cap agreements discussed below) was 6.89% and 6.26% as of September 30, 2005 and December 31, 2004, respectively. Our long-term debt instruments have maturities ranging from 2005 to 2036.
     As at September 30, 2005, certain long-term debt instruments are secured by assets of, and have restrictive covenants that apply to us, and the restricted subsidiaries of ALC. And certain long-term debt instruments of ALC and its subsidiaries are secured by, and have restrictive covenants that apply only to specific subsidiaries of, and to ALC. Additional information related to these long-term debt instruments are outlined below.
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
     Only assets and operations of ALC’s restricted subsidiaries guarantee the 2010 Senior Notes. However, except for ALC’s unrestricted subsidiaries, we have no independent assets or operations and the guarantees of the 2010 Senior Notes are full and unconditional, and joint and several, and any of our subsidiaries that do not guarantee the 2010 Senior Notes are minor. The 2010 Senior Notes are guaranteed by all of our existing and future active subsidiaries, except for ALC’s unrestricted subsidiaries. There are no significant restrictions on our ability to obtain funds from our subsidiaries by loan or dividend.
6.875% Senior Subordinated Notes due 2014
     On April 22, 2004, we sold and issued $125 million aggregate principal amount of 6.875% Senior Subordinated Notes due May 1, 2014, or the 2014 Notes, pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The 2014 Notes were issued at a price of 97.5001% of par to yield 7.23%. The net proceeds from the issuance of the 2014 Notes were approximately $117.4 million, net of a discount of $3.1 million and fees and expenses of $4.5 million. We used these net proceeds, along with cash on hand and borrowings under our amended and restated Revolving Credit Facility described below, to purchase for cash the 9.35% Senior Subordinated Notes due 2007 (the “2007 Notes”), tendered in the tender offer described below, to redeem the 2007 Notes not tendered in the tender offer prior to May 24, 2004 and to pay related fees and expenses of the tender offer and redemption. Also on April 22, 2004, we entered into two interest rate swap agreements and two interest rate cap agreements. See Note 10 for the terms of the interest rate swap and cap agreements. In August 2004, we completed our offer to exchange new 6.875% Senior Subordinated Notes due 2014 that have been registered under the Securities Act for the Senior Subordinated Notes issued in April 2004. The terms of the new 2014 Notes are identical to the terms of the 2014 Notes issued in April 2004.
     Only assets and operations of ALC’s restricted subsidiaries guarantee the 2014 Notes. However, except for ALC’s unrestricted subsidiaries, the 2014 Notes are fully and unconditionally guaranteed on a senior subordinated unsecured basis, jointly and severally, by all of our existing and future domestic significant subsidiaries, all of our existing and future domestic subsidiaries that guarantee or incur any indebtedness and any other existing and future significant subsidiaries or restricted subsidiaries that guarantee or otherwise provide direct credit support for our indebtedness or the indebtedness of any of our domestic subsidiaries. The 2014 Notes and guarantees are our general unsecured obligations and the general unsecured obligations of our subsidiaries.

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
Revolving Credit Facility
     On August 4, 2005, we entered into a Third Amended and Restated Credit Agreement, or the Amended and Restated Credit Facility, to increase the total borrowing capacity from $155 million to $200 million, reduce the cost of borrowing and provide increased financial flexibility. Included within the Amended and Restated Credit facility is a Term Loan for $86 million and a $114 million Amended and Restated Revolving Credit Facility. Refer to “Significant Events of 2005” for a full description of the new terms of the Amended and Restated Revolving Credit Facility.
     The Amended and Restated Credit Facility is used to back letters of credit and for general corporate purposes. The Amended and Restated Credit Facility is guaranteed by EHI and our material domestic subsidiaries, excluding ALC’s unrestricted subsidiaries, and ALC until repayment of the Revenue Bonds. The collective group of ALC subsidiaries that are non-guarantors to the lenders of the Revolving Credit Facility have been determined to be minor. The Amended and Restated Credit Facility is secured by certain tangible and intangible assets of ours, EHI, and the subsidiary guarantors (other than ALC’s subsidiaries, and ALC until repayment of the Revenue Bonds), including certain real property and, with certain exceptions, substantially all of the personal property of ours, EHI and the subsidiary guarantors (other than ALC’s subsidiaries, and ALC until repayment of the Revenue Bonds). The Revolving Credit Facility is also secured by a pledge of 65% of the voting stock of our foreign subsidiaries, including our subsidiary guarantor’s foreign subsidiaries, if any. As a result, the Amended and Restated Credit Facility is secured by the same assets as secured the Revolving Credit Facility, however, in addition, the Amended and Restated Credit Facility provides for the post-closing addition of additional security consisting of 30 assisted living facilities, formerly financed under the GE Term Loan and GE Credit Facility, and one nursing facility located in Kentucky acquired in June 2005. Further guarantees and collateral may be provided as additional subsidiaries of ALC become restricted subsidiaries. As subsidiaries of ALC guarantee or otherwise provide credit support for the Amended and Restated Credit Facility, we will be required to cause such subsidiaries to guarantee the 2010 Senior Notes and the 2014 Notes on the same basis as the existing guarantors of the respective notes guaranteed such notes
     As was the case with the former Revolving Credit Facility, the Amended and Restated Credit Facility contains customary covenants and events of default and is subject to various mandatory prepayment and commitment reductions. If an event of default occurs the lenders may accelerate the maturity of the loans under the Amended and Restated Credit Facility, charge a default rate of interest, and/or foreclose on the mortgages and other collateral securing the Amended and Restated Credit Facility. We are permitted to make voluntary prepayments at any time under the Amended and Restated Credit Facility.
     We had established the former Revolving Credit Facility in June 2002. In connection with the April 2004 offering of the 2014 Notes, we amended and restated our former Revolving Credit Facility to, among other things, extend the maturity date from June 28, 2007 to June 28, 2009 and increase the total borrowing capacity from $105 million to $155 million. In January 2005, we amended our former Revolving Credit Facility to permit the loan from EHI to partially finance the ALC acquisition. ALC’s debt is non-recourse to us and our subsidiaries that existed prior to the acquisition of ALC. Until the Amended and Restated Credit Facility agreement was executed in August 2005, ALC’s debt and earnings were excluded from existing financial covenants under our Revolving Credit Facility and certain restrictions in the former Revolving Credit Facility did not apply to ALC and its subsidiaries.
     As of September 30, 2005, we had borrowings under the Term Loan and no borrowings under the revolving line of credit under the Amended and Restated Credit Facility. There were no borrowings under the former Revolving Credit Facility as of December 31, 2004. The unused portion of the Revolving Credit Facility that is available for working capital and corporate purposes, after reduction for outstanding letters of credit of $18.1 million (which does not include letters of credit of $26.1 million pertaining to ALC), was $95.9 million as of September 30, 2005.

     The Amended and Restated Revolving Credit Facility requires that we comply with various financial covenants, including fixed charge coverage, debt leverage, and tangible net worth ratios. We are in compliance with all of the financial covenants as of September 30, 2005.
6.0% EHI Term Note due 2010
     In January 2005, Extendicare advanced $55 million to EHI who, in turn, advanced $55 million to us to accommodate the ALC acquisition. The Term Note has a term of five years and bears interest at 6%. The Term Note can be repaid at any time by us.
6.24% Red Mortgage Capital Note due 2014
     The Red Mortgage Capital Note has a fixed interest rate of 6.24% with a 25-year principal amortization and is secured by 24 assisted living facilities within ALC. The Red Mortgage Capital Note was entered into by subsidiaries of ALC, and is non-recourse to us and our subsidiaries that existed prior to the ALC acquisition, but subject to a limited guaranty by ALC.
GE Capital Term Loan and Credit Facility due 2009
     The GE Capital Term Loan and the GE Credit Facility was entered into by subsidiaries of ALC in December 2003. In August 2005, we repaid in full, the GE Term Loan and terminated the GE Credit Facility in conjunction with the Amended and Restated Credit Facility as discussed above.
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
Revenue Bonds
     Revenue Bonds include three variable rate revenue bonds secured by 15 ALC assisted living facilities located in the States of Washington, Idaho and Ohio. ALC has a series of Reimbursement Agreements with U.S. Bank for letters of credit that support certain of ALC’s variable rate revenue bonds. The letters of credit expire in October 2005 and have an annual commitment fee of approximately 2.0%. The total amount of these letters of credit was approximately $22.4 million as of September 30, 2005. The Washington bonds had an interest rate of 2.625% at September 30, 2005, and are secured by a $6.8 million letter of credit and buildings, land, furniture and fixtures of the five Washington assisted living facilities. The Idaho bonds had an interest rate of 2.625% at September 30, 2005, and are secured by a $5.9 million letter of credit and buildings, land, furniture and fixtures of four Idaho assisted living facilities. The Ohio bonds had an interest rate of 2.632% at September 30, 2005, and are secured by a $9.8 million letter of credit and buildings, land, furniture and fixtures of six Ohio assisted living facilities.
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

     ALC’s Reimbursement Agreements with U.S. Bank contain financial covenants which include the following: (1) minimum net worth; (2) minimum debt service coverage; (3) minimum liquidity; and (4) minimum earnings of ALC. Failure to comply with these covenants could constitute an event of default, which would allow U.S. Bank to declare any amounts outstanding under the loan documents to be due and payable. The agreements also require ALC to deposit $500,000 in cash collateral with U.S. Bank in the event certain regulatory actions are commenced with respect to the properties securing ALC’s obligations to U.S. Bank. U.S. Bank is required to release such deposits upon satisfactory resolution of the regulatory action. We are in compliance with the U.S. Bank financial covenants as of September 30, 2005.
     We provided notice to the trustees of the Washington, Idaho and Ohio Revenue Bonds to prepay the Revenue Bonds in full in December 2005. Cash required for the prepayment is estimated at $21.2 million and will result in a pre-tax loss of $0.4 million.
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

6.0% EI Term Note due 2010
     Effective April 1, 2005, the non-interest bearing advance of $8.9 million by Extendicare was converted to a Term Note. The Term Note has a term of five years and bears interest at 6%. The Term Note can be repaid at any time by us.
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
Interest Rate Swap and Cap Agreements
     As of September 30, 2005, we have $434.8 million of fixed rate debt outstanding. To hedge the fair value of Senior Note and Subordinated Senior Note fixed-rate debt obligations, we have entered into interest rate swap agreements with a total notional amount of $275 million under which we pay a variable rate of interest and we receive a fixed rate of interest. These interest rate swaps are designated as fair value hedges under SFAS 133 and changes in the market value of the interest rate swaps have no impact on the statements of income unless they are terminated or are no longer designated as hedges. In addition, we have entered into interest rate cap agreements to limit our exposure to increases in interest rates.
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
Letters of Credit
     As of September 30, 2005, we had issued $2.2 million in letters of credit (of which $0.8 million pertain to ALC) as security for landlords of leased properties. The letters of credit are renewed annually and have maturity dates ranging from August 2005 to May 2006. We also had issued $19.6 million in letters of credit (of which $3.6 million pertain to ALC) to outside third party insurers and Ohio Bureau of Workers’ Compensation as security for workers’ compensation claims. The letters of credit are renewed annually and have maturity dates ranging from December 2005 to January 2006. And, as of September 30, 2005, we had issued $22.4 million in letters of credit that mature on October 2005 and provide security for the ALC Revenue Bonds.
Off Balance Sheet Arrangements
     We have no significant off balance sheet arrangements.
Cash Management
     As of September 30, 2005, we held cash and cash equivalents of $23.9 million. We forecast on a regular basis monthly cash flows to determine the investment periods, if any, of CDs and monitor daily the incoming and outgoing expenditures to ensure available cash is invested on a daily basis.
Future Liquidity and Capital Resources
     We believe that our cash from operations together with other available sources of liquidity, including borrowings available under our Amended and Restated Revolving Credit Facility, will be sufficient for the foreseeable future to fund anticipated capital expenditures and make required payments of principal and interest on our debt.
     During the 2005 September YTD period, we completed seven construction projects for a total cost of $23.3 million. During 2004, we completed four construction projects for a total cost of $10.0 million. We have 10 additional construction projects in progress that will add one new assisted living facilities (55 units), increase operational capacity at five assisted living facilities (98 units), add one new nursing facility (89 beds) and increase the operational capacity of three nursing facilities (64 beds). Total costs incurred through September 30, 2005 on these projects are approximately $2.7 million and purchase commitments of $8.1 million are outstanding. The total estimated cost of the uncompleted projects is approximately $39.2 million.

     At September 30, 2005, we had an accrued liability for settlement of self-insured liabilities of $34.4 million in respect of general and professional liability claims. Claim payments were $10.6 million and $11.4 million for the 2005 September YTD period and the 2004 September YTD period, respectively. The accrual for self-insured liabilities includes estimates of the cost of both reported claims and claims incurred but not yet reported. We exited the nursing facility markets of the highly litigious States of Florida and Texas in 2000 and 2001, respectively. As a result, accruals for general and professional liabilities have declined significantly from the 2002 level. We estimate that $12.5 million of the total $34.4 million liability will be paid within the next twelve months. The timing of payments is not directly within our control, and, therefore, estimates are subject to change in the future. We believe we have provided sufficient provisions as of September 30, 2005.
Contractual Obligations
     Set forth below is a table showing the estimated timing of payments under our contractual obligations as of September 30, 2005:

	Payments Due By Year
							After
	Total	2005	2006	2007	2008	2009	2009
	(dollars in thousands)
Long-term debt	$542,577	$22,282	$3,580	$6,646	$26,939	$12,091	$471,039
Operating lease commitments	157,518	5,331	18,905	17,042	17,179	16,985	82,076

Total	$700,095	$27,613	$22,485	$23,688	$44,118	$29,076	$553,115

     As of September 30, 2005, we had capital expenditure purchase commitments outstanding of approximately $8.4 million not including commitment on new construction projects. In addition, we had 10 new construction projects in progress, which are expected to add 153 nursing beds and 153 assisted living units. The total estimated cost of the projects is $39.2 million, and they are expected to be completed in 2005 through 2007. Costs incurred through September 30, 2005 on these projects were approximately $2.7 million and purchase commitments of $8.1 million are outstanding.
Critical Accounting Policies
     Our condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP. For a full discussion of our accounting policies as required by GAAP, refer to the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2004. The information in such report on Form 10-K has not materially changed since that report was filed. In addition, refer to Notes 2 and 3 to the notes of the financial statements included within this quarterly report on Form 10-Q. These notes discuss accounting policies applied in the accounting for acquisitions and new accounting pronouncements that may be relevant to us. We consider our accounting policies to be critical to an understanding of our financial statements because their application requires significant judgment and reliance on estimations of matters that are inherently uncertain. Specific risks relate to the accounting policies applied in revenue recognition and the valuation of accounts receivable, the measurement of acquired assets and assumed liabilities in business combinations, the valuation of assets and determination of asset impairment, the accrual for self-insured liabilities for general and professional liability, workers’ compensation and health and dental claims, and valuation of deferred income tax assets. There can be no assurance given that a future provision will not be required, if the estimates of value change or actual results differ from the estimates made.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Qualitative Disclosures
     We use interest rate swaps to hedge a significant portion of the fair value of our debt obligations and interest rate caps to limit our exposure to increases in interest rates.
     For our variable rate debt, changes in interest rates generally do not impact the market value of the debt instruments, but do affect our future income and cash flows. At September 30, 2005, we had $271.9 million of fixed rate debt outstanding that has been effectively converted to variable rate debt using interest rate swaps. Assuming that the balance of this debt remains constant, each one percentage point increase in the six-month LIBOR will result in an annual increase in interest expense, and a corresponding decrease in cash flows, of approximately $2.7 million. Conversely, each one percentage point decrease in the six-month LIBOR will result in an annual decrease in interest expense, and a corresponding increase in cash flows, of approximately $2.7 million. Increases in interest expense are limited by interest rate caps that reimburse us to the extent that the six-month LIBOR exceeds 7%.
     In addition, we have $107.8 million of variable rate debt outstanding as of September 30, 2005, which rates generally move in a manner similar to the six-month LIBOR. Assuming that the balance of this debt remains constant, each one percentage point increase in the six-month LIBOR will result in an annual increase in interest expense, and a corresponding decrease in cash flows, of approximately $1.1 million. Conversely, each one percentage point decrease in the six-month LIBOR will result in an annual decrease in interest expense, and a corresponding increase in cash flows, of approximately $1.1 million.
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
Quantitative Disclosures
     The table below presents principal or notional amounts and related weighted average interest rates by year of maturity for our debt obligations and interest rate swaps as of September 30, 2005:

	Maturity Date through December 31,
								Estimated
								Fair Value of
								Liability
	2005	2006	2007	2008	2009	Thereafter	Total	(Asset)
	(dollars in thousands)
LONG-TERM DEBT:
Fixed Rate	$1,071	$3,291	$6,257	$26,824	$12,091	$385,254	$434,788	$449,983
Average Interest Rate	5.07%	5.63%	6.37%	4.84%	6.27%	7.68%	7.42%
Variable Rate	$21,211	$290	$389	$114	$—	$85,785	$107,789	$106,935
Average Interest Rate	2.63%	4.94%	4.94%	4.94%	N/A	5.49%	4.94%
INTEREST RATE SWAPS:
(fixed to variable)
Notional Amount	—	—	—	—	—	$275,000	$275,000	$(2,227)
Average Pay Rate (variable rate)	—	—	—	—	—	7.68%	7.68%
Average Receive Rate (fixed rate)	—	—	—	—	—	8.31%	8.31%
INTEREST RATE CAPS:
Notional Amount	—	—	—	—	—	$150,000	$150,000	$(381)
Notional Amount	—	—	—	—	—	$125,000	$125,000	$6,034
     The above table incorporates only those exposures that existed as of September 30, 2005 and does not consider those exposures or positions which could arise after that date or future interest rate movements. As a result, the information presented above has limited predictive value. Our ultimate results with respect to interest rate fluctuations will depend upon the exposures that occur, our hedging strategies at the time and interest rate movements.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     In accordance with Rule 15d — 15 (b) of the Securities Exchange Act of 1934, our management has evaluated, with the participation of our Chairman of the Board and Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Treasurer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the 2005 September quarter. Based upon their evaluation of these disclosure controls and procedures, our Chairman of the Board and Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Treasurer concluded that the disclosure controls and procedures were effective as of the end of the 2005 September quarter to ensure that material information relating to us (including our consolidated subsidiaries) was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.
Changes in Internal Controls Over Financial Reporting
     There were no changes in our internal controls over financial reporting that occurred during the 2005 September quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
     There were no material developments related to our legal proceedings during the 2005 September quarter. For further information regarding our legal proceedings, refer to “Item 3 — Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2004 as well as the paragraphs which discuss litigation and the Omnicare Preferred Provider Agreement in Note 16 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
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

EXTENDICARE HEALTH SERVICES, INC.

Date: November 10, 2005	By:	/s/ Richard L. Bertrand

Richard L. Bertrand
Senior Vice President, Chief Financial
Officer and Treasurer and Director
(Principal Accounting Officer)

EXTENDICARE HEALTH SERVICES, INC.
EXHIBIT INDEX

4.1	Third Amended And Restated Credit Agreement, dated as of August 4, 2005, among Extendicare Holdings, Inc., Extendicare Health Services, Inc., as Borrower, the several lenders from time to time parties thereto, Lehman Brothers Inc., as Arranger, U.S. Bank, National Association, as Syndication Agent, General Electric Capital Corporation and LaSalle Bank National Association, as Co-Documentation Agents and Lehman Commercial Paper Inc., as Administrative Agent (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 4, 2005).

31.1	Certifications of Chairman of the Board and Chief Executive Officer.

31.2	Certifications of Senior Vice President, Chief Financial Officer and Treasurer.

32	Written Statement of Chairman of the Board and Chief Executive Officer and Senior Vice President, Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350.