Form 10-K
period 2005-12-31
EXTENDICARE HEALTH SERVICES INC
filed 2006-03-31
CIK 1052024

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Numbers 333-97293; 333-116927
EXTENDICARE HEALTH SERVICES, INC.
(Exact Name of Registrant as Specified in its Charter)

111 West Michigan Street
Delaware	Milwaukee, WI 53203	98-0066268
(State or other Jurisdiction of Incorporation or Organization)	(Address of principal executive office Including zip code)	(I.R.S. Employer Identification Number)
(414) 908-8000
(Registrant’s telephone number, including area code)
Securities Registered Pursuant to Section 12(b) of the Act:
None
Securities Registered Pursuant to Section 12(g) of the Act:
None
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant Is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.     ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.     Yes ☐          No ☑
      Common Stock — authorized 1,000 shares, $1.00 par value; issued and outstanding 947 shares as of March 15, 2006. All issued and outstanding shares of Common Stock were held on June 30, 2005 and continue to be held indirectly by Extendicare Inc., a publicly traded Canadian company.

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
General
      Extendicare Health Services, Inc. was incorporated in Delaware in 1984 and is an indirect, wholly owned subsidiary of Extendicare Inc. (hereafter referred to as “Extendicare”), a Canadian publicly traded company. As used herein, unless the context otherwise specifies or requires, the “Company”, “we”, or “us” refers to Extendicare Health Services, Inc. and its subsidiaries on a combined basis. We are subject to certain of the reporting requirements of the Securities Exchange Act of 1934, as amended, due to our public offerings of 9.5% Senior Notes Due 2010, or 2010 Senior Notes, and 6.875% Senior Subordinated Notes Due 2014, or 2014 Notes, which have been registered under the Securities Act of 1933, as amended.
      Based upon number of beds, we are one of the largest providers of long-term care and related services in the United States. Through our network of geographically clustered facilities, we offer a continuum of healthcare services, including skilled nursing care and related medical services, such as subacute care, assisted living and rehabilitative therapy. As of December 31, 2005, we operated or managed 362 long-term care facilities with 23,575 beds in 19 states, of which 146 were skilled nursing facilities with 14,747 beds and 216 were assisted living and retirement facilities with 8,828 units. We also provided consulting services to 90 facilities with 10,471 beds in eight states. In addition, we operated 21 outpatient rehabilitation clinics in four states. We receive payment for our services from Medicare, Medicaid, private insurance, self-pay residents and other third-party payors.
      On January 31, 2005, we completed our acquisition of Assisted Living Concepts, Inc., or ALC, for a total of approximately $285 million, including the assumption of $141 million of ALC’s existing debt. Upon acquisition, ALC had a portfolio of 177 assisted living facilities, including 122 owned and 55 leased facilities representing 6,838 units located in 14 states, many in markets where we operated. The operations of ALC are included in our consolidated statements of income, our consolidated statements of cash flows, and our key performance indicators beginning February 1, 2005. ALC’s assets and liabilities are included within our consolidated balance sheet as of December 31, 2005. Through the acquisition of ALC, we became the fifth largest assisted living provider in the United States.
      In February 2006, the Board of Directors of Extendicare announced the appointment of a committee of independent directors to review and consider various structures and options that would provide value to its shareholders. The Board of Extendicare believes that the Extendicare share price has not been reflective of its underlying operational performance and historical results. A sale or reorganization of all or part of Extendicare, which may include us, are among the alternatives being explored. Extendicare gave no assurance that any such transaction will be completed in whole or in part. Extendicare has also appointed Lehman Brothers to be its advisor. The sale or re-organization of all or part of Extendicare may impact the future business strategies outlined below. However, it is Extendicare’s intention to accomplish any corporate initiative in a manner that will maintain its commitment of quality patient care, preserve its strong relationships with employees and ensure continual success of its business operations.
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
      The principal elements of our business strategy are to:

•	provide quality, clinically based services;

•	strengthen Medicare census in our nursing facilities, private census in our assisted living facilities and total average daily census, or ADC, in both our nursing and assisted living facilities:

•	expand non-government based revenue sources, thereby decreasing the risk and reliance on government funding;

•	expand, and actively manage, our asset portfolio through acquisition or internal growth, and where appropriate, divesting facilities that fail to meet our performance goals;

•	diversify within long-term care industry through growth of facilities under full management and selected consulting services agreements and rehabilitation clinics;

•	increase our operating efficiency; and

•	increase operating cash flow.
The Long-term Care Industry
      According to the Centers for Medicare & Medicaid Services, or CMS, total healthcare spending is expected to grow at an annual rate of 7.2% from 2004 through 2015. Based on these estimates, healthcare expenditures will account for $4.0 trillion, or 20.0% of the gross domestic product by 2015. Nursing facility expenditures were approximately $115.2 billion in 2004, or 6.1% of total healthcare spending, representing one of the largest components of national healthcare spending. The spending related to nursing facilities is expected to grow at an annual rate of 5.5% in 2006 compared to 5.6% in 2005.
      The long-term care industry is changing as a result of several fundamental factors on which we believe we can capitalize. These factors include:
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

	Total U.S.				Total
	Population				Elderly
	Growth Rate	65-74	75-84	85+	(65+)

2005-2010	4.5%	14.2%	(0.8)%	19.6%	9.7%
2010-2015	4.3%	25.1%	4.0%	11.4%	16.3%
2015-2020	4.2%	19.4%	16.6%	6.5%	16.8%
2020-2025	4.1%	12.3%	27.2%	10.2%	16.3%
2025-2030	4.1%	6.3%	20.6%	19.9%	12.5%
Source: U.S. Census Bureau, International Data Base, published October 10, 2002
      According to the MetLife Market Survey of Nursing Home report in September 2004 (“MetLife Report”), whereas in 2000, approximately 1.6 million, or 4.5%, of all persons aged 65 and over were living in a nursing facility, by the year 2050 this number is projected to increase to approximately 6.6 million, or 8.4%, of all persons aged 65.
      Supply/ Demand Imbalance. Acquisition and construction of additional nursing and assisted living facilities are subject to certain restrictions on supply, including government legislated moratoriums for nursing facilities on new capacity or licensing restrictions limiting the growth of services. Such restrictions on supply, coupled with an aging population, are causing a decline in the availability of long-term beds per person 85 years of age or older. Additionally, advances in medical technology are enabling the treatment of certain medical conditions outside the hospital setting. As a result, patients requiring a higher degree of monitoring, more intensive and specialized medical care, 24-hour per day nursing, and a comprehensive array of rehabilitative therapies are increasing, resulting in a need for long-term care. We believe that such specialty care can be provided in nursing homes at a significantly lower cost than in traditional acute care and rehabilitation hospitals. In addition, for an aging population seeking a higher quality living alternative, assisted living facilities offer an array of accommodations and selective long-term care and services on a more cost-effective basis for the individual.
      Cost Containment Pressures. According to the Social Security Administration, the remaining life expectancy of a male age 65 has increased to 15.9 years in 2002 from 12.4 years in 1942; and the remaining life expectancy of a female age 65 has increased to 19.0 years in 2002 from 14.1 years in 1942. As the number of people over age 65 continues to grow and as advances in medicine and technology continue to increase life expectancies, the likelihood of chronic conditions requiring treatment, and the resulting healthcare costs, are expected to rise faster than the availability of resources from government-sponsored healthcare programs. As federal and state governments face increasing challenges to fund healthcare, they have initiated steps to limit the growth of healthcare funding. In response to such rising costs, governmental and private pay sources in the United States have adopted cost containment measures that encourage reduced lengths of stay in acute care hospitals. As a result, average acute care hospital stays have been shortened, and many patients are discharged despite a continuing need for nursing or specialty healthcare services, including therapy. An increasing number of patients require a high degree of monitoring, intensive and specialized medical care, 24-hour per day nursing services and a comprehensive array of rehabilitative therapies. This trend has increased demand for long-term care, home healthcare, outpatient facilities, hospices and assisted living facilities. We believe that long-term care companies with information systems to process clinical and financial data, and an integrated network and a broad range of services will be in a good position to contract with managed care or other payers.
      Changing Family Dynamics and Economics. Changing family dynamics play an important role in the need of seniors to live in a long-term care facility. As a result of the growing number of two-income families, we believe the immediate family has become less of a primary source of care-giving for the elderly. Our opinion is based upon a number of facts, including: (1) according to the U.S. Department of Labor, women, who under more traditional roles were viewed as the primary caretakers of the family, have moved back into the workforce in increasing numbers as evidenced through their labor participation rates increasing from 38% in 1963 to 47% in 1988 and was forecasted to reach 56% in 2004; and (2) according to the U.S. Census Bureau, the parent support ratio (the ratio of individuals over 85 to those 45 to 64 years of age) has increased from 3 to 100 in 1950 to 7 to 100 in 2000 and is expected to reach 22 to 100 by the year 2050. The expected increase is partly due to the fact that by 1990 approximately 26% of the baby boom generation were childless. At the same time, an increasing number of two-income families are better able to provide financial support for elderly parents to receive the care they need in a nursing or assisted living facility. In addition, we believe, there are an increasing number of seniors who are able to afford to live in an assisted living facility. According to a 2000 study by the Joint Center for Housing Studies of Harvard University, almost 20% of U.S. seniors have a net worth between $100,000 and $200,000, while another 18% have a net worth between $200,000 and $500,000. In our opinion, this study underestimated seniors’ wealth because it excluded social security and pension plans. In 1962, the mean net worth of Americans aged 65 to 74 was $165,000 (based on the value of the U.S. dollar in 1995), whereas in 1995 the net worth was $346,000.
Competitive Strengths
      The long-term care industry is highly fragmented with numerous local and regional operators and a select group of larger operators. According to information published by American Senior Housing Association, or ASHA, as of June 2004, there were approximately 20,920 long-term care facilities in the U.S. containing approximately 2.3 million beds. As of December 31, 2003, fifty of the largest operators in the U.S. operated approximately 2,922 long-term care facilities, representing 14% of the total number of properties. Approximately 7,270 or 35% of the facilities are assisted living facilities, representing approximately 544,000 or 24% of the total number of long-term care beds, while the remaining consist of nursing facilities.
      According to the CMS Healthcare Industry Market Update report published in May 2003, the nursing facility portion of the long-term care industry is fragmented, with the 10 largest nursing facility companies accounting for 15.5% of the total facility beds as of April 2003. There are approximately 16,500 nursing facilities certified under the Medicare and/or Medicaid program with approximately 1.8 million available beds, and during 2002, approximately 3.5 million individuals lived in nursing facilities. For-profit companies operate approximately 65% of nursing facilities, 28% are operated by non-profit organizations and local government operates 7%.
      Our major competitive strengths are:
      Leading Provider of Long-term Care Services. We are among the largest providers of long-term care services in the United States. As of December 31, 2005, we operated or managed long-term care facilities, consisting of 146 nursing facilities (14,747 beds) and 216 assisted living facilities (8,828 units). Our scope of operations allows us to achieve economies of, scale in purchasing and contracting with suppliers and customers. For example, through our subsidiary, Extendicare Health Network, Inc., we purchase for nursing facilities in numerous states in addition to the facilities we operate or manage. Through our affiliate, Virtual Care Provider, Inc., or VCPI, we also provide technology support services to unaffiliated long-term care facilities.
      Focus on Core Business. In the past, we have developed strategies to address the challenges we face within our highly regulated industry. From 1998 through 2001, in response to the implementation of the Medicare Prospective Payment System, or PPS, and increased litigation and insurance costs in certain states, we focused to secure our core long-term care business in stable markets by three core strategies, which were: (1) the divestiture of non-core assets to reduce our level of debt, (2) the growth in census, and particularly Medicare census and (3) refinancing our debt to increase our financial flexibility. With respect to our first strategy, we identified and disposed of portions of our business that did not fit within our core business or facilities located in states with unacceptable litigation risks. These asset divestitures primarily included the sale of our pharmacy to Omnicare, Inc., or Omnicare, and the sales of facilities and/or the transfer of all operations in the states of Florida and Texas in 1999, 2000 and 2001, and Arkansas in 2004. Secondly, we developed marketing strategies to grow total, and in particular, Medicare census, to counteract the Medicare revenue rate reductions. Our census growth strategies drove revenues and operating profits in excess of the loss of revenues resulting from PPS. Lastly, in 2002, we refinanced our then existing credit facility through the issuance of senior secured notes and a new credit facility. More recently, we commenced a strategy to grow our business through selective acquisitions and internal growth involving development projects in states that are attractive and offer opportunities for us to expand our present base of operations, and undertake full management or selective consulting contracts. In 2003, we acquired one nursing facility in Wisconsin (99 beds), four nursing facilities in Indiana (321 beds) in 2004, and one facility in Kentucky (127 beds) and one facility in Pennsylvania (126 beds) in 2005. In 2004 and 2005, we completed twelve construction projects which included four free-standing assisted living facilities (190 units), and increased the operational capacity of six existing assisted living facilities (142 units) and two existing nursing facilities (38 beds). As of December 31, 2005, we had nine additional construction projects in progress that will add one new assisted living facility (55 units), increase our operational capacity of four assisted living facilities (77 units), provide a new replacement facility to an existing nursing facility (89 beds) and redeploy another 64 beds into three nursing facility additions in improved markets. On January 31, 2005, we acquired ALC, which operated 177 assisted living facilities (6,838 units), including 122 owned and 55 leased facilities located in 14 states, many in markets where we operated. The goal of the acquisition was to expand our asset portfolio and level of non-government based revenues. In addition, we continue to review the performance of our current facilities and exit markets or sell facilities that do not meet our performance goals. In 2005, we closed two facilities, and are in the process of disposal of another facility in Minnesota (343 beds).
      Significant Facility Ownership. We own rather than lease a majority of our properties, unlike a number of other long-term care providers. As of December 31, 2005, we owned 285 facilities, or 81% of the total number of facilities we operated. We believe that owning properties increases our operating flexibility by allowing us to:

•	refurbish facilities to meet changing consumer demands;

•	expand the facility, or add assisted living and retirement facilities adjacent to our skilled nursing facilities;

•	adjust licensed capacity to avoid occupancy-based rate penalties;

•	divest facilities and exit markets at our discretion; and

•	more directly control our occupancy costs.
      Dual Medicare and Medicaid Certification. We have certified substantially all of our beds for the provision of care to both Medicare and Medicaid patients. We believe that dual certification in nursing facilities increases the likelihood of higher occupancy rates by increasing the availability of beds to patients who require a specific bed certification. In addition, dual certification allows our facilities to easily shift patients from one level of care and reimbursement to another without physically moving the patient. And, where market conditions permit, we have developed Medicare suites to meet resident specialty care needs. We have one facility that provides long-term care services to only Medicare and private residents, and hence, is not registered under the Medicaid program.
      Expansion of non-government based revenues. We acquired ALC on January 31, 2005 to expand our asset portfolio and increase the level of non-government based revenues. We believe that CMS and state governments will continue to constrain increases to no larger than inflationary increases. Therefore to achieve higher growth in operating margins, the acquisition of a significant assisted living operator provides us the platform to increase non-government based revenues, as well as additional expansion opportunities. Upon acquisition, based on the month of February 2005, ALC derived 30% of its revenue from Medicaid. We believe that we can expand the percentage of private revenues through a more private focused marketing strategy.
      Experienced and Proven Management Team. Our management team has demonstrated competency in dealing with significant changes in the reimbursement environment resulting from the shift to PPS and identifying the significant exposures and risks of operating in the extremely litigious environments in Florida and Texas. We executed a planned divestiture program that reduced our level of debt and reduced our exposure to liability claims and increased insurance costs. In 2002 and 2004, we refinanced a significant portion of our debt to reduce the leverage ratio from 71.2% in 2001 to 53.8% in 2004. Due to the acquisition of ALC, our leverage ratio increased to 66.7% as of December 31, 2005. We have been successful in recruiting experienced management staff from our competitors to further strengthen our existing experienced executive and operational management team. After the acquisition of ALC, we moved the head office and all support functions from Dallas to Milwaukee, and achieved our targeted synergies from the acquisition. We have subsequently hired a number of individuals with considerable experience in the assisted living business to our management team.
      Geographic Diversity. As of December 31, 2005, we operated or managed facilities located in specific markets across 19 states primarily throughout the Northeast, Midwest, Southwest and Northwest regions of the United States. No state contains more than 12% of our facilities or 16% of our beds. Each state is unique in terms of its competitive dynamics as well as its political and regulatory environment. Each state administers its own Medicaid program which constitutes a significant portion of our revenue. Our diversified market scope limits our exposure to events or trends that may occur in any individual state, including changes in any state’s Medicaid reimbursement program and in regional and local economic conditions and demographics.
      Diversify within the Long-term Care Industry. We continue to explore opportunities to expand in states where we currently operate to provide either full management, consulting or accounting services. As of December 31, 2005, we provide full management services to 12 facilities (968 beds), and consulting services to 90 facilities (10,471 beds) in seven states. We also plan to explore opportunities for new rehabilitation clinics in states where we currently operate. As of December 31, 2005, we operated 21 clinics.
      Management Focus on Key Performance Drivers. We believe that our senior management, as well as our field personnel, is proficient at focusing on the key areas that drive revenues, profits and cash flows. Our senior management has identified three critical drivers of operating and financial performance:

•	improving census, particularly increasing our Medicare census in our nursing facilities, and private census within our assisted living facilities;

•	improving income from operations, through control of labor and other costs; and

•	increasing cash flow from operations.
      Every level of management, starting with our Chairman, devotes a significant portion of their time to improving these key performance drivers. We believe that this focused attention and commitment, along with hard work by our employees, has resulted in substantial improvement in several of our key performance drivers.
      For 2005, Medicare ADC, on a same-facility basis, for our nursing facilities increased to 2,282, which is 10.1% higher than the 2,073 reported for 2004, and 19.1% higher than the 1,902 reported for 2003. In our assisted living facilities, ADC on a same-facility basis and including only mature facilities, and therefore excluding ALC, reduced slightly in 2005 to 1,070, as compared to 1076 in 2004 and 1,091 in 2003. Inclusive of ALC, for the eleven month period ended December 31, 2005, our assisted living facilities reported 6,091 ADC for the period or 88.6% occupancy with 68% of residents as private pay.
      As discussed in our description of key performance drivers in the “Management’s Discussion and Analysis” section of this Annual Report on Form 10-K, we monitor income from operations by focusing on earnings before interest, taxes, depreciation and amortization, or EBITDA, and EBITDA expressed as a percentage of revenues. Refer to the specific definition of EBITDA in the “Management’s Discussion and Analysis” section of this Annual Report on Form 10-K. EBITDA increased to $173.3 million in 2005, compared to $136.4 million in 2004 and $97.9 million in 2003; and EBITDA as a percentage of revenues was 14.6% in 2005, compared to 14.9% in 2004 and 11.8% in 2003. The increase in EBITDA and small decline in the EBITDA percentage, when comparing 2005 to 2004, is primarily attributable to lower-than-inflation Medicaid rates increases and higher operational expenses in 2005, partially offset by incremental EBITDA resulting from the acquisition of ALC, and revenues and related provider tax for prior years in Pennsylvania and Indiana.
      Cash flow from operations was $91.5 million in 2005, as compared to $81.4 million in 2004 and $56.0 million in 2003. Our overall days of revenues in outstanding accounts receivables increased to approximately 37.1 days as of December 31, 2005, compared to 36.4 days in 2004, but dropped compared to 40.0 days in 2003. For our nursing facilities, we experienced an increase in days outstanding in accounts receivable from 36.7 in 2004 to 39.7 in 2005. However, this increase was offset slightly by the lower days outstanding in accounts receivable resulting from our ALC acquisition, where it is normal to collect the majority of private billings at the commencement of the month. We continue to emphasize our consistent admissions protocols, attention to older and larger account balances and proactive collection efforts at regional and head offices.
Business Strategy
      The acquisition of ALC fit well into our asset portfolio and directly within our business strategy. As a result of the acquisition, we realigned our resources within ALC in Dallas and our corporate organization within Milwaukee. After analysis of the ALC operations, we implemented a strategy to achieve our targeted synergies and established an ALC organizational structure and culture within ALC that mirrored our nursing home operations. We relocated the ALC head office and all support functions from Dallas to Milwaukee. More specifically, we centralized all human resources, legal, purchasing, accounting and information technology support functions in Milwaukee and established separate clinical, marketing, risk management and environmental support groups for our assisted living operations to meet their unique needs.
      In discussing our business strategy below, unless specifically discussed, our business strategies apply to both our nursing and assisted living operations.
      The principal elements of our business strategy are to:
      Provide Quality, Clinically Based Services. Our corporate nursing and assisted living clinical services groups monitor quality of care indicators and survey results, as well as drive continuous quality improvement processes at the facility and regional levels. Focused review meetings are held on a regular basis to monitor trends in facilities and to communicate new protocols and issues within the industry. The corporate clinical services groups direct internal teams of field-based quality validation specialists who are responsible for mirroring the regulatory survey process and regularly communicating with our clinical service specialists in our corporate office.
      In our nursing and assisted living facilities, on-site data is integrated with clinical indicators, facility human resource data and state regulatory outcomes to provide a detailed picture of problems, challenges and successes in achieving performance at all levels of our organizations. This information pool allows us to determine best practices. Our corporate quality and clinical services groups monitor facility visit reports, quality and clinical key performance indicators and survey results. Focused interdisciplinary review conference calls and meetings are held on a regular basis to monitor trends in facilities and to communicate new protocols and issues within the industry. Our corporate quality and clinical service personnel are responsible for monitoring and communicating adherence with our policies and standards, and state specific regulations to ensure ongoing compliance and quality of care. Our regional quality and clinical service teams are instrumental in the continuous and on-going auditing of care and service delivery systems. They also provide direction, orientation and training for our professional and service staff in our facilities. We emphasize these programs when marketing our services to acute care providers, community organizations and physicians in the communities we serve.
      Increase Medicare Census within our Nursing Facilities. We continue to develop and implement strategies and capabilities to attract residents with a focus on increasing Medicare census in our nursing facilities. In 2005, Medicare payments represented approximately 35% of our total nursing revenues, which were up from 30% in 2003. Senior management continually works with our regional and local management teams to develop strategies to continue to increase this percentage. Strategies, such as focused marketing efforts, include standardized admissions protocols, streamlined admitting procedures, dual certification of beds, and the effective communication and commitment of our facility-based management teams to a marketing-based strategy that stresses providing services 24 hours per day and seven days per week. In addition to increasing the profitability of our nursing facilities, the increased Medicare census expands the market for our service-related businesses as Medicare patients utilize significant ancillary services.
      Increase Private Census within our Assisted Living Facilities. Prior to the acquisition of ALC, approximately 86% of our residents were private pay, with the balance of our residents paying with Medicaid. Upon acquisition, based upon February 2005 census data, approximately 70% of ALC residents were private pay. This is a result of ALC’s former focus on increasing total census growth at the expense of increasing the level of private pay residents. Medicaid rates are generally lower than normal market rates. The differential in the Medicaid rate to market rate varies by state and by community; however, on average, for ALC, the differential was $26 per day for the eleven month period ended December 31, 2005. As residents’ exhaust their assets, and successfully qualify under the state Medicaid program for assisted living services, we become more limited in our ability to maintain the higher margins, than margins earned in maintaining a non-Medicaid population of residents. Medicaid rates are established by the state subject to their budgetary restraints. Therefore, to decrease our reliance on government-based revenues and to improve our operating margins, we have targeted, where possible, to increase our level of private paying residents. We believe that in a number of markets we can refocus our marketing to attract a higher percentage of private pay clientele. Due to the community economics, this may not be possible in all cases, we do anticipate that over time, we can increase the private pay percentage for our ALC facilities. During 2005, we commenced a focused marketing review at a number of our ALC facilities to determine the future direction of our marketing efforts towards marketing to primarily a private pay market.
      Expand Non-Government Based Revenue Sources. By increasing the level of non-government based revenue sources we reduce our risk and reliance on government funding that in the future may be constrained. One of the goals in the acquisition of ALC was to increase our non-government based revenue sources. As outlined above, we target to increase the level of private pay residents within our ALC facilities. We believe future generations will have increased wealth and an increased choice of long-term care alternatives. Through our internal growth program involving the construction of assisted living facilities, we intend to increase the level of non-government based revenue sources. In our nursing facilities, we primarily target Medicare residents; however, as a secondary goal, in our nursing facilities, we seek to increase the level of private pay residents, and in certain regions, residents covered with favorable Health Maintenance Organization or HMO or insurance coverage.
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
      Expand Asset Portfolio. We seek to expand our portfolio of nursing and assisted living facilities in states where we currently operate or that offer attractive reimbursement systems. Our current portfolio of states offer generally more attractive Medicaid rates than other states located in the south of the country. We plan to expand through both acquisitions and internal growth, both within the states where we currently operate, and provided we achieve a critical mass, in other states with attractive reimbursement systems. Opportunities exist to add-on to existing facilities and to develop new assisted living facilities in locations close to existing nursing facilities. We currently employ an internal design and development team that is well experienced in the design and construction of new facilities.
      Actively Manage Our Asset Portfolio. We continually review our asset portfolio in terms of its physical condition, the facility meeting the needs of the marketplace, its financial performance and long-term outlook. When facilities do not meet our performance criteria, risks within the marketplace increase or litigation risk increases beyond acceptable limits, we exit the marketplace or sell facilities. Over the past five years, we have disposed of a number of facilities and exited three states, being Florida, Texas and Arkansas, while improving the performance of the balance of our asset portfolio. In 2005, we closed two facilities, and are in the process of disposing one facility in Minnesota due to an inadequate level of financial performance. We are currently converting one assisted living facility into a nursing facility to provide increased capacity for the existing facility in the community in Oregon. We are increasing capacity at three facilities (64 beds) in Wisconsin shifting the deployment of existing beds from facilities with excess capacity. Similarly in Washington, we are constructing a new nursing facility to enable increased capacity by shifting of existing beds to the portion of the county with increased needs.
      Increase Facilities under Management and Consulting Services Agreements and Rehabilitation Clinics. We seek to increase the number of our management and consulting contracts with third party operators. We have knowledge and expertise in both the operational and administrative aspects of the long-term care sector. We believe that the increasingly complex and administratively burdensome nature of the long-term care sector, coupled with our commitment and reputation as a leading, high-quality operator, will drive demand for new contracts. We believe this strategy is a logical extension of our business model and competencies and will drive growth without requiring substantial capital expenditures. In 2005, we had 102 facilities under management or consulting service agreements, compared to 35 in 2001.
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

Operations

Overview of Business

Organizational Structure of Operations
      Our corporate headquarters is located in Milwaukee, Wisconsin. In 2005, subsequent to the ALC acquisition, we realigned the ALC resources in Dallas into our corporate organization in Milwaukee. After analysis of the ALC operations, we implemented a strategy to achieve our targeted synergies and established an organizational structure and culture within ALC that mirrored our nursing home operations. We relocated the ALC head office and all support functions from Dallas to Milwaukee. Reporting to our Chairman, we appointed a President to oversee our assisted living operations, including ALC, and a President to oversee our skilled nursing and other operations of EHSI.
      We have centralized various functions that are provided from our corporate office. Our human resources, legal, purchasing, internal audit, accounting and information technology support functions located in Milwaukee support our nursing, assisted living and other long-term care operations. At our corporate offices, senior management provide overall strategic direction, seek development and acquisition opportunities, and manage the overall long-term care business. Human resources implements corporate personnel policies and administers wage and benefit programs. Accounting, finance, internal audit, billing and collection, accounts payable, payroll, general finance and accounting, and tax planning and compliance are centralized in Milwaukee. To support their unique system and client needs, we have separate clinical, marketing, risk management and environmental support groups for our assisted living and nursing facility operations. Senior departmental staff, for their respective nursing and assisted living organizations, are responsible for the development and implementation of corporate-wide policies pertaining to resident care, employee hiring, training and retention, marketing initiatives and strategies, risk management, facility maintenance and project coordination.
      For our assisted living operations, we have three area offices located in Dallas, Seattle and Milwaukee that oversee our South/ Central, Western, and Mid-West/ Eastern operations, respectively. A small area office staff is responsible for overseeing all operational aspects of our facilities through a team of professionals located throughout the area. The area team is responsible for the compliance to company standards involving resident care, rehabilitative services, recruitment and personnel matters, state regulatory requirements, marketing and sales activities, internal control and accounting support, and participation in state associations.
      For our nursing facility operations, we have five regional offices located in Philadelphia, Columbus, Louisville, Milwaukee and Seattle that oversee our East, Ohio, Indiana/ Kentucky, Wisconsin/ Minnesota, and Western operations, respectively. Our regional offices are relatively close in proximity to our facilities. The regional office staff is responsible for overseeing all operational aspects of our facilities and compliance with company standards involving resident care, rehabilitative services, recruitment and personnel matters, state regulatory requirements, marketing and sales activities, internal control and accounting support, and participation in state associations.
      Our operations are organized into a number of different direct and indirect wholly owned subsidiaries, primarily for legal purposes. We manage our operations as a single unit. Operating policies and procedures are substantially the same in each subsidiary. Several of our subsidiaries own and operate a significant number of our total portfolio of facilities. No single facility generates more than 2% of total revenues. Below is a summary of each of our business operations.

Nursing Facilities
      As of December 31, 2005, we operated 139 nursing facilities with 13,934 beds in 11 states. We provide a broad range of long-term nursing care, including nursing services, subacute care and rehabilitative therapy services, to assist patients in the recovery from acute illness or injury. Approximately 66% of our admissions are with residents initially funded through Medicare Part A, and approximately 78.5% of our residents receive therapy services as part of the Part A Medicare stay in our facilities. After their Medicare qualified stay, residents either return to the community or remain at the facility for on-going nursing care. We also provide nursing care and therapy services to persons who do not require the more extensive and specialized services of a hospital. Approximately 35%, 50%, and 15% of our residents are funded by Medicare, Medicaid and private and other sources, respectively. We have focused on increasing the percentage of residents funded through Medicare Part A.
      In each of our nursing facilities an administrator is responsible for the day-to-day operations of the facility, including the quality of care, resident services, sales and marketing, therapy programs, physical appearance and maintenance of the facility and financial performance. The administrator is supported by department heads who oversee each of the critical functions within our facility. Our nursing facilities employ registered nurses, licensed practical nurses, therapists, certified nursing assistants and qualified healthcare aides who provide care as prescribed by each resident’s attending physician. All of our nursing facilities provide daily dietary services, social services and recreational activities, as well as basic services such as housekeeping and laundry. Our administrators are trained by our regional and corporate team members on all aspects of our corporate policies and procedures. Each of our facilities has on-going support through our regional based teams to ensure the quality of our services to our residents.

Assisted Living Facilities
      As of December 31, 2005, we operated 211 assisted living facilities with 8,673 units in 17 states. In our assisted living facilities, we provide residential accommodations, activities, meals, security, housekeeping and assistance in the activities of daily living to seniors who require some support, but not the level of nursing care provided in a nursing facility. Our assisted living facilities provide activities, security, transportation, special amenities, comfortable apartments, housekeeping services and meals. The term ‘assisted living facility’ encompasses a broad spectrum of senior living services and care options, which include independent living, assisted living and different levels of skilled nursing care. Assisted living meets the needs of seniors who seek housing with supportive care and services or who are receiving rehabilitative services. Independent living is designed to meet the needs of seniors who choose to live in an environment surrounded by their peers where they receive services such as housekeeping, meals and activities, but are not reliant on assistance with activities of daily living (for example, bathing, eating and dressing). We primarily offer assisted living services in our assisted living facilities, however, we have some independent living services. Through the acquisition of ALC, we increased our portfolio of assisted living facilities. Though many of the facilities are in the same states and relatively close to our nursing facilities, the operations are managed by separate administrators. We do, however, have 23 assisted living facilities that operate beside or within our nursing facilities. To a limited degree, we believe that an adjacent assisted living facility enhances the value of a nursing facility and allows us to better serve the community where we operate by providing a broader continuum of services.
      Upon a resident’s move-in to our assisted living facility, an assessment of the resident’s care and needs is made with input from the resident, physician and family, followed by the development of an individualized service care plan. The individual service plan includes the selection of accommodation and determination of the appropriate level of care and services for the resident. The service plan is reviewed periodically, or in the event of a change of condition, and communicated to the resident and resident’s family. Our assisted living facilities primarily offer studio and one or two-bedroom units. The majority of ALC facilities were designed using a consistent 39 unit model that has the facility surrounding an inner courtyard garden.
      In each of our assisted living facilities an administrator is responsible for the day-to-day operations of the facility, including the quality of care, resident services, sales and marketing, physical appearance and maintenance of the facility and financial performance. The administrator is supported by a wellness director who is a professional nurse and other department heads, who oversee each of the critical functions within our facility. The coverage of professional nurse hours within our facilities varies by location and needs of our residents, however, is less than a nursing facility. Our assisted living facilities employ nursing assistant aides who provide the majority of care and services to our residents as determined by the resident care assessment. We strive to have the same nursing assistant provide substantially all of the services to the resident to ensure consistency and continuity of resident care. All of our assisted living facilities provide assistance with activities of daily living, daily dietary services and coordination of special diets, health promotion and related programs, assistance with coordination of external health care provided services, social services and recreational activities, as well as basic services such as housekeeping and laundry. Our administrators are trained, by our area and corporate teams, on all aspects of our corporate policies and procedures. Each of our facilities have on-going support through our area based teams to ensure the quality of our services to our residents.

Management and Selected Consulting Services
      We apply our operating expertise and knowledge in long-term care by providing either full management services or selected consulting services to third parties. Management and consulting revenues are paid from the long-term care organizations that we contract with.
      Through our wholly owned subsidiary, Partners Health Group, LLC, we provide full management services utilizing our experienced professionals who have considerable knowledge and expertise in both the operational and administrative aspects of the long-term care industry. Under our full management contracts, we consult on all aspects of operating a long-term care facility, including the areas of nursing, dietary, laundry and housekeeping. Contracts are generally structured on a fee-for-service basis and generally have terms ranging from one to five years. As of December 31, 2005 we had seven nursing (813 beds) and five assisted living facilities (155 units) under full management contracts.
      Through our wholly owned subsidiary, Fiscal Services Group, LLC, we provide selected consulting services, which include selected accounting or cost reimbursement services. Accounting services can include billing, accounts receivable tracking, payroll, invoice processing, financial reporting, tax and cost reimbursement services. Contracts are generally structured on a fee-for-service basis and generally have terms ranging from a short-term month-to-month contract, to longer contracts ranging from one to five years. As of December 31, 2005, we had 90 facilities (10,471 beds) under consulting service contracts.
      In addition, Virtual Care Provider, Inc., a wholly owned subsidiary of our Canadian parent, Extendicare, provides information technology services to us and unrelated third parties on a fee-for-services basis.

Group Purchasing Services
      Through Extendicare Health Network, Inc., one of our wholly owned subsidiaries, we provide purchasing services for nursing facilities in numerous states, as well as to the facilities we own or manage. We offer substantial cost reductions for members of the purchasing groups through the contractual volume-based arrangements made with a variety of industry suppliers of food, supplies and capital equipment. As of December 31, 2005, our group purchasing operations provided purchasing services for 5,500 facilities in 48 states. Group purchasing revenues are paid from the long-term care organization and vendors that we contract with. Our group purchasing and management and consulting services groups compete with similar operations in the long-term care industry.

Rehabilitative Therapy — Outpatient and Inpatient Services
      We operate rehabilitative outpatient therapy clinics within three wholly owned subsidiaries being The Progressive Step Corporation, Health Poconos, Inc. and Adult Services Unlimited, Inc. As of December 31, 2005, we operated 21 clinics: eleven in Pennsylvania, one in Ohio, two in Texas and seven in Wisconsin. These clinics provide services to outpatients requiring physical, occupational and/or speech-language therapy. In addition, our Pennsylvania clinics provide respiratory and psychological and social services. We derive outpatient therapy revenues by providing rehabilitation therapy services to outside third parties at our clinics. The revenue sources are primarily HMO’s and commercial insurance (40%), workers’ compensation (27%), Medicare (21%), Medicaid (6%) and other sources, including self-pay clients (6%).
      We also provide, through our Prostep group, rehabilitative therapy services on both an inpatient and outpatient basis within our nursing facilities. We have developed therapy programs to provide patient-centered, outcome-oriented subacute and rehabilitative care. We employ 2,300 physical, occupational and/or speech-language therapists who provide rehabilitative therapy services to both inpatient and outpatient clients.

Expansion
      Plans for expanding our operations are developed from sources such as:

•	personal contacts that we have in the long-term care industry;

•	information made available to us, and that we make available to others, through state and nationally based associations; and

•	investment and financing firms and brokers.
      All acquisitions and undertakings of new contracts for management and consulting services involve a process of due diligence in which the operational, building and financial aspects of the transactions are investigated. We compete with other providers in the acquisition and development of additional facilities. Other competitors may accept a lower rate of return, and therefore, present significant price competition. Also, tax-exempt not-for-profit organizations may finance acquisitions and capital expenditures on a tax-exempt basis or receive charitable contributions unavailable to us.
      Below is a more thorough discussion of our core long-term care business describing both our nursing and assisted living facilities.

Nursing Facilities

Sources of Revenue
      We estimate that, for our nursing facilities only, Medicare and Medicaid accounted for approximately 35% and 50% of our nursing facility revenues, respectively, in 2005, compared to 33% and 50% of our revenues in 2004, and 30% and 52% of our revenues in 2003. These payors have set maximum reimbursement levels for payments for nursing services and products. The healthcare policies and programs of these agencies have been subject to changes in payment methodologies during the past several years. There can be no assurance that future changes will not reduce reimbursements for nursing services from these payors. Below is a description of each of the major payors.

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
      The states in which we operate currently use either a cost-based or price-based reimbursement system. Under cost-based reimbursement systems, the facility is reimbursed for the reasonable direct and indirect allowable costs it incurs in providing routine resident care services as defined by the program. In certain states, efficiency incentives are provided and facilities may be subject to cost ceilings. Reasonable costs normally include certain allowances for administrative and general costs, as well as the cost of capital or investment in the facility, which may be transformed into a fair rental or cost of capital charge for property and equipment. The price-based or modified price-based systems pay a provider at a certain payment rate irrespective of the provider’s cost to deliver the care. Price-based or modified price-based systems may use various methods, such as state averages from a specific base year, to determine the base cost, which could be subject to inflationary increases.
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
Medicare — Part A and Part B
      Medicare is a federally funded health-insurance program providing health insurance coverage for persons aged 65 or older, or who have been disabled for at least two consecutive years or who have end-stage renal disease. Medicare provides health insurance benefits in two parts:

•	Part A — Hospital insurance, which provides reimbursement for inpatient services for hospitals, skilled nursing facilities and certain other healthcare providers and patients requiring daily professional skilled nursing and other rehabilitative care. Coverage in a skilled nursing facility is limited for a period up to 100 days, if medically necessary, after a qualifying hospital stay. Medicare pays for the first 20 days of stay in a skilled nursing facility in full and the next 80 days above a daily coinsurance amount, after the individual has qualified for Medicare coverage by a three-day hospital stay.

•	Part B — Supplemental Medicare insurance, which requires the beneficiary to pay monthly premiums, will cover physician services and other outpatient services, such as physical, occupational, and speech therapy services, enteral nutrition, certain medical items, and X-ray services received outside of a Part A covered inpatient stay.
      Under Medicare — Part A, the nursing facility is reimbursed based upon the acuity level of the Medicare resident. Acuity is determined by classifying the resident into one of 53, effective January 2006, and previous to that date, 44 RUGs categories based upon the nature of the resident’s condition and services needed. CMS adjusts the Medicare rates for the 53 RUGs categories on an annual basis on October 1st of each year, and inflates the RUGs rates based upon an inflation factor referred to as the “market basket”. Under Medicare — Part B, the nursing facility is reimbursed based upon defined “fee screen” rates established by CMS.
Private Pay and Other
      Private pay and other sources consist of individuals or parties with contractual obligations to the residents such as private insurance companies, HMOs, PPOs, other charge-based payment sources, HMO Medicare risk plans, Blue Cross and the Department of Veterans Affairs.
Quality of Care and Employee Training
Quality of Care
      Our corporate clinical services department establishes corporate nursing and quality of life standards, monitors issues and trends in the industry and implements our policies and procedures. Training programs are developed at the corporate level and implemented throughout the company as required. In addition, the corporate clinical services department conducts, as required, periodic pre-survey and post-survey reviews. At a regional level, our area directors of care management lead a department that is primarily responsible for establishing care and service standards, policies and procedures and auditing care and service delivery systems. They also provide direction and training for all levels of the staff within the nursing facilities. Our area directors of care management develop programs and standards for all professional disciplines and services provided to our customers, including nursing, dietary, social services, activities, ethical practices, mental health services, behavior management, quality validation and continuous quality improvement.
      We participate on a national level in the Quality First Initiative, which is a voluntary national program whose members include major long-term care providers. The objectives of the Quality First Initiative are to discuss and promote awareness to assist members to adhere to current regulations, promote clinical outcomes, improve consumer satisfaction and publicly demonstrate our commitment to quality care.
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
Quality of Therapy Services
      Our corporate therapy services department establishes corporate standards, monitors therapy services, monitors trends in the industry and implements our policies and procedures. Training programs are developed at the corporate level and implemented throughout the company as required. On both the corporate and regional level, we have human resource personnel engaged to recruit and train therapists for our nursing facilities.
      At the regional level our area director of therapy management lead a team responsible for the management of therapy services, provide training and direction for all therapy professional staff within our nursing facilities. Our regional directors of therapy services oversee compliance of therapy services through audits and review of therapy indicators.
Quality Improvement Processes
      We coordinate our quality assurance programs through our corporate clinical services staff. Our commitment to quality assurance is designed to achieve a high degree of resident and family member satisfaction with the care and services provided by us and to continually improve our services. Below are some of our quality control programs.

•	Guardian Angel Program: At the majority of our nursing facilities, we assign a member of our department head team, or guardian angel, to be the resident’s liaison with the facility management team. The facility staff member meets with the resident and/or family member on a weekly basis to ensure that the resident’s comments and concerns are being address and provide a communication process between the resident and the facility management team.

•	Family and Resident Feedback: Within one month of admission and on a quarterly basis, we survey residents and family members to monitor the quality of services provided to residents. Annual written surveys are used to appraise and monitor the level of satisfaction of residents and their families. We also have a toll-free telephone line that may be used at any time by a resident’s family members to convey comments.

•	Regular Inspections: Our regional operations staff on a regular basis conduct facility inspections to monitor the quality of care, therapy services, dining and housekeeping services, professionalism and friendless of staff, physical appearance of the facility, and compliance with government regulations. All inspections are documented and reports are provided to the facility administrator and regional senior management. Inspections are also done by members of our corporate team.

Employee Training
      Employee training at all levels is an integral part of our ongoing efforts to improve and maintain our service quality. Each new nursing facility administrator and assisted living facility manager or director of nursing is required to attend a week of company-provided training to ensure that he or she understands all aspects of nursing facility operations, including clinical, management and business operations. We conduct additional training for these individuals and all other staff on a regional or local basis. For department heads and senior professional nursing staff, we provide a modular based supervisory training program.
Marketing and Competition
      Most of our nursing facilities are located in smaller urban communities. We focus our marketing efforts predominantly at the local level. We believe that residents selecting a nursing facility are strongly influenced by word-of-mouth and referrals from physicians, hospital discharge planners, community leaders, neighbors and family members. The administrator of each nursing facility is, therefore, a key element of our marketing strategy. Each administrator is responsible for developing relationships with potential referral sources. Administrators are supported by a regional team of marketing personnel, who establish the overall marketing strategy, develop relationships with hospital discharge planners, local physicians, community leaders, HMO and PPO organizations and provide marketing direction with training and community specific promotional materials. In addition, all department heads are engaged and participate in marketing efforts and the admission process. Our goal is to be the provider of choice in the communities we serve.
      The long-term care industry in the United States is highly competitive with companies offering a variety of similar services. We face local and regional competition from other healthcare providers, including for-profit and not-for-profit organizations, hospital-based nursing units, rehabilitation hospitals, home health agencies, medical supplies and services agencies and rehabilitative therapy providers. Significant competitive factors affecting the placement of residents in nursing facilities include quality of care, services offered, reputation, physical appearance, location and, in the case of private pay residents, cost of the services.
Risk Management
      The provision of services in a nursing facility involves an inherent risk of liability. Nursing facilities are subject to lawsuits alleging negligence or related legal theories, many of which may involve large claims and result in significant legal defense costs. To counter this risk, we maintain insurance policies to cover such risks in amounts that we believe are in keeping with industry practice.
      We approach risk management through various programs that are centered on providing excellent customer service and quality clinical care. Our corporate risk management group works closely with clinical services and our legal department to track, trend and investigate resident events. Resident complaints are also monitored to ensure that we are managing expectations and communicating appropriately with potential claimants. Based on these reviews, policy or procedural changes are made and/or additional training is delivered. Our corporate risk management group works closely with operations, clinical services and property management to maintain a safe environment for our residents and employees.
      Our staff are involved in the lifting and transfer of residents, and there are other inherent risks of providing care to our residents within our nursing facilities. We purchase or lease equipment to reduce the risk of injury, and we conduct training sessions on the proper use of equipment within the facility and lifting and resident transfer techniques. We also conduct training sessions on basic health and safety practices in the facility. However we can not eliminate the risk of injury and can be subject to workers compensation claims. To counter this risk, we maintain workers compensation policies to cover such risks in amounts that we believe are in line with industry practice.
      Some federal and state laws govern the handling and disposal of medical, infectious and hazardous waste. Failure to comply with these laws or other related regulations, could subject the entity to fines, criminal penalties and other enforcement actions. Federal regulations established by the Occupational Safety and Health Administration impose additional requirements on us with regards to protecting employees from exposure to blood borne pathogens. We have developed policies for the handling and disposal of medical, infectious and hazardous waste to assure that each of our residences complies with those laws and regulations. We incur ongoing operational costs to comply with environmental laws and regulations.
      As a result of fires in long-term care facilities in recent years, states are reconsidering the laws governing the requirement for facilities to have sprinklers systems. In February 2004 the AHCA reaffirmed its position taken in October 2003 that facilities nationwide be required to implement sprinkler systems, provided that federal funding and/or low-cost financing is made available for the installation of such systems. Currently, all of our owned nursing facilities contain fire sprinkler systems.
Property Management
      Our nursing facilities require continual monitoring to address the capital needs of our residents and our employees. Our goal is to ensure that our facilities are physically designed to achieve our targeted market population and meet our resident needs, properly equipped to assist the staff perform their duties, and maintained both inside the facility and within our grounds. To achieve this goal, we continually review our equipment needs, have established facility standards for appearance of the facilities, maintenance programs for our maintenance personnel, a periodic renovation plan for all facilities, we and control all improvements and major capital expenditures centrally.
      Our corporate property management department has the responsibility for capital planning, the establishment of building and renovation standards, oversight of state and other building, fire and life safety code compliance. The project management department has project management responsibilities for all renovation, major projects and equipment replacement that involve contract and specification compliance, inspection and acceptance of new construction projects.
      The corporate property management department has a capital replacement and systems upgrade program that addresses current capital requirements for systems and refurbishment initiatives based on useful life and other system replacement requirements. We have a contractor and supplier database that, along with our construction contracts and procedures, facilitates the management of the construction process to include construction draws and payments, mechanical lien management and waivers, and warranty compliance.
      The corporate property management department also has responsibility to develop and maintain the preventative maintenance program and routine maintenance initiatives. Our corporate property management team, along with our regional operational personnel, periodically audit the nursing facilities to ensure that all required system testing is completed reliably and timely, and that the nursing facilities are being properly maintained.
Employees
      As of December 31, 2005, we employed approximately 14,200 people in our nursing facilities, including approximately 3,700 registered and licensed practical nurses, 6,400 nursing assistants, and 4,100 dietary, domestic, maintenance and other staff.
      As one of the largest employers within the long-term care industry, we have been subject to the organizational efforts of certain unions. For several months starting in September 2004, we were subject to organizational efforts by the Service Employees International Union, or SEIU, at seven of our nursing facilities. However, SEIU was not successful in achieving a union at any of these owned facilities. As of December 31, 2005, approximately 8.9% of our employees located in 32 of our nursing facilities are represented by various labor unions. We have approximately 35 collective bargaining agreements, 11 of which expire within 12 months of March 31, 2006, among 6 unions covering approximately 1,500 employees. As of March 14, 2006 we were in the process of negotiating these collective bargaining agreements. To date, our facilities have never experienced any material work stoppage and we believe that we have a good relationship with all of our employees. However, we cannot predict the effect continued union representation or organization activities will have on our future operations.

      The national shortage of nurses, therapists and other trained personnel has required us to adjust our wage and benefits packages to compete in the healthcare marketplace. We compete for such employees with other healthcare providers within the long-term care industry and the broader healthcare sector. We also compete with various industries for certified nursing assistants and other lower-wage employees. We have been successful in reducing the level of temporary staff, for which we have to pay a premium and may reduce the quality of care. However, we continue to face challenges in recruiting and retaining qualified personnel. We also are subject to increasing levels of reference checks and criminal background checks on our hired staff to ensure that they are suitable for the functions they will perform within our facilities. Our inability to control labor availability and costs could have a material adverse effect on our future operating results.
Assisted Living Facilities
Sources of Revenues
      Assisted living residents or their families generally pay the cost of care from their own financial resources. Depending on the nature of an individual’s health insurance program or long-term care insurance policy, the individual may receive reimbursement for costs of care under an assisted living, custodial, or alternative care benefit. Government payments for assisted living have been limited. Some state and local governments offer subsidies for rent or services for low-income elders. Others may provide subsidies in the form of additional payments for those who receive Supplemental Security Income, or SSI. Medicaid provides coverage for certain financially needy persons, regardless of age, and is funded jointly by federal, state and local governments. Medicaid contracts for assisted living vary from state to state.
      We estimate that after the acquisition of ALC on January 31, 2005, private pay and Medicaid accounted for approximately 78% and 22% of our revenues, respectively, in 2005, compared to 92% and 8% of our revenues in 2004, and 94% and 6% of our revenues in 2003 for our assisted living facilities.
Private Pay
      Assisted living facility revenue is primarily derived from private pay residents at rates we establish based upon the services we provide and market conditions in the area of operation. Residents are charged for their type of accommodation and services based upon their assessed level of care. The assessed level of care service fee is determined based upon a periodic assessment with input from the resident, their physician and family and establishes the additional hours of care and service provided to the resident. We offer various levels of care for assisted living residents who require less or more frequent and intensive care or supervision. Approximately 70% of our private-pay assisted living residents participate in our level of care programs. Both the accommodation and level of care service fees are charged on a daily basis. In addition, we charge a non-refundable application fee for the assessment and evaluation process that is conducted prior to admission.
Medicaid
      In 1981, the federal government approved a Medicaid waiver program, called Home and Community Based Care, which was designed to permit states to develop programs specific to the healthcare and housing needs of the low-income elderly eligible for nursing home placement, or Medicaid waiver program. In 1986, Oregon became the first state to use federal funding for licensed assisted living services through a Medicaid waiver program authorized by CMS. Under a Medicaid waiver program, states apply to CMS for a waiver to use Medicaid funds to support community-based options for the low-income elderly who need long-term care. These waivers permit states to reallocate a portion of Medicaid funding for nursing facility care to other forms of care such as assisted living. In 1994, the federal government implemented new regulations which empowered states to further expand their Medicaid waiver programs and eliminated restrictions on the amount of Medicaid funding states could allocate to community-based care, such as assisted living. Certain states including Oregon, New Jersey, Texas, Arizona, Nebraska, Minnesota, Indiana, Iowa, Idaho and Washington currently have operating Medicaid waiver programs that allow them to pay for assisted living care. We participate in Medicaid programs in all of these states. Without a Medicaid waiver program, states can only use federal Medicaid funds for long-term care in nursing facilities.

      We have elected in 10 of our 17 states to provide assisted living services and to retain Medicaid funded residents in our assisted living facilities. Approximately 40 states provide or have approval to provide Medicaid reimbursement for board and care services provided in assisted living facilities. However, in states that we are registered to provide care to Medicaid residents, the Medicaid program determines the total amount of the accommodation and level of care rate. The basis of the Medicaid rate varies by state, however, unlike nursing facilities, Medicaid rates are not determined on a cost-based or price-based system and costs reports are not completed each year for the state, with the exception of Texas. Medicaid rates are normally increased on an annual basis. Should a resident meet the financial asset and income qualifications, a portion of the resident’s accommodation and care, determined by the state, is funded by the Medicaid program. The balance of the rate is paid by the resident and or family from remaining assets or income of the resident. In states where we are not registered to provide assisted living services to Medicaid funded residents, or where there is no Medicaid funded program and the resident exhausts their assets, we work with the resident and family to find an alternative place of accommodation.
Quality of Care and Employee Training
Quality of Care
      We strive to create warm, home-like settings for older adults who want to live their life with choice. Whether that includes an active social schedule or a more slow-paced way of life, our respect for each resident’s individuality and dignity is at the center of all that we do. To maintain an enriched quality of life, each resident receives personalized care and service that promotes wellness and independence.
      Our corporate quality and clinical services department establishes resident care and quality of life standards, monitors issues and trends in the industry and implements our systems, policies and procedures. Training programs and initiatives are developed at the corporate level and implemented throughout the company as required. On-site data is integrated with quality and clinical indicators, residence human resource data and state regulatory outcomes to provide a detailed picture of problems, challenges and successes in achieving performance at all levels of our organization. This information pool allows us to determine best practices. In addition, the corporate quality and clinical services department conducts periodic quality reviews of our residences to ensure compliance with state regulations and corporate standards and programs. Our corporate quality and clinical services group monitors residence visit reports, quality and clinical key performance indicators, survey results and drives continuous quality improvement processes at the residence, regional and divisional levels.
      Focused interdisciplinary review conference calls and meetings are held on a regular basis to monitor trends in residences and to communicate new protocols and issues within the industry. The corporate clinical services department directs an internal team of field-based area directors of quality and clinical services. These individuals are registered nurses who are responsible for monitoring and communicating adherence with corporate policies and standards, and state specific regulations to ensure ongoing compliance and quality of care. They are instrumental in the continuous and on-going auditing of care and service delivery systems. They also provide direction, orientation and training for our wellness directors and all levels of the staff.
Quality Improvement Processes
      We coordinate our quality assurance programs through our corporate clinical services staff. Our commitment to quality assurance is designed to achieve a high degree of resident and family member satisfaction with the care and services provided by us and to continually improve our services. Below are some of our quality control programs.

•	Family and Resident Feedback: Within one month of admission and on a quarterly basis, we survey residents and family members to monitor the quality of services provided to residents. Annual written surveys are used to appraise and monitor the level of satisfaction of residents and their families. We also have a toll-free telephone line that may be used at any time by a resident’s family members to convey comments.

•	Regular Inspections: Our regional operations staff on a regular basis conduct facility inspections to monitor the quality of care, dining and housekeeping services, professionalism and friendless of staff, physical appearance of the facility, and compliance with government regulations. All inspections are documented and reports are provided to the facility administrator and regional senior management. Inspections are also done by members of our corporate team.
Employee Training
      The development and implementation of interdisciplinary policies, educational initiatives and our employee training program is coordinated through our corporate education and training team. We seek to hire highly dedicated, experienced personnel. Employee orientation and training at all levels is an integral part of our ongoing efforts to improve and maintain our service quality. Each new administrator or wellness director is required to attend company-provided training to ensure that he or she understands all aspects of the assisted living residence operations, including quality and clinical programs, regulatory compliance, and management and business operations. We conduct additional training for these individuals and all other staff on a regional, divisional or local basis. For administrators and senior management staff, we provide an interdisciplinary modular based supervisory training program, which is conducted in each division on a monthly basis.
Marketing and Competition
      Most of our assisted living facilities are located in smaller urban communities. We focus our marketing efforts predominantly at the local level. We believe that residents selecting an assisted living facility are strongly influenced by word-of-mouth and referrals from physicians, hospital discharge planners, community leaders, neighbors and family members. The administrator of each nursing facility is, therefore, a key element of our marketing strategy. Each administrator is responsible for developing relationships with potential referral sources. Administrators are supported by a regional team of marketing personnel, who establish the overall marketing strategy, develop relationships with local organizations and provide marketing direction with training and community specific promotional materials. Our goal is to be the provider of choice in the communities we serve.
      The corporate marketing department has responsibility for developing long-term strategic sales and marketing plans and establishing a branding strategy, development and maintenance of the sales and marketing process, systems and training programs, and the establishment and monitoring of occupancy goals. The corporate team works closely with regional marketing staff to conduct marketing evaluations and development of specific marketing initiatives at the local or regional level. In addition, the corporate department reviews the area and local marketing teams to ensure compliance to marketing systems and processes.
      The assisted living industry is very competitive as there are fewer barriers for new and existing operators to establish new facilities. We compete with numerous other operators that provide a wide degree of senior living alternatives, such as home health care agencies, community-based service programs, retirement and independent living communities. Although new construction of senior living communities has declined over the past five years, we continue to experience new competition in the marketplace. We believe our success will be determined by the quality of services we provide and our reputation in the communities where we serve.
Risk Management
      The provision of services in an assisted living facility involves an inherent risk of liability. Assisted living facilities are subject to lawsuits alleging negligence or related legal theories, many of which may involve large claims and result in significant legal defense costs. To counter this risk, we maintain insurance policies to cover such risks in amounts that we believe are in line with industry practice.
      We approach risk management through various programs that are centered on providing excellent customer service and quality clinical care. Our corporate risk management group works closely with our clinical services and legal departments to track, trend and investigate resident events. Resident complaints are also monitored to ensure that we are managing expectations and communicating appropriately with potential claimants. Based on these reviews, policy or procedural changes are made and/or additional training is delivered. Our corporate risk management group works closely with operations, clinical services and property management to maintain a safe environment for our residents and employees.
      Our staff members are involved in the acts of daily living with our residents, and there are other inherent risks within our assisted living facilities. We conduct training sessions on basic health and safety practices in the facility. However we can not eliminate the risk of injury and can be subject to workers compensation claims. To counter this risk, we maintain workers compensation policies to cover such risks in amounts that we believe are in line with industry practice.
      Some federal and state laws govern the handling and disposal of medical, infectious and hazardous waste. Failure to comply with these laws or other related regulations could subject the entity to fines, criminal penalties and other enforcement actions. Federal regulations established by the Occupational Safety and Health Administration impose additional requirements on us with regards to protecting employees from exposure to blood borne pathogens. We have developed policies for the handling and disposal of medical, infectious and hazardous waste to assure that each of our residences complies with those laws and regulations. We incur ongoing operational costs to comply with environmental laws and regulations.
      As a result of fires in long-term care facilities in recent years, states are reconsidering the laws governing the requirement for facilities to have sprinklers systems. In February 2004, the AHCA reaffirmed its position taken in October 2003 that facilities nationwide be required to implement sprinkler systems, provided that federal funding and/or low-cost financing is made available for the installation of such systems. Currently, all of our assisted living facilities contain fire sprinkler systems.
Property Management
      We believe that our assisted living facilities should provide a comfortable and warm appearance for our residents and their families. Our goal is to ensure that our facilities are properly maintained both inside the facility and within our grounds. To achieve this goal, we have established facility standards for appearance of the facilities, maintenance programs for our maintenance personnel, a periodic renovation plan for all facilities, and we control all improvements and major capital expenditures centrally.
      Our corporate property management department has the responsibility for capital planning, the establishment of building and renovation standards, oversight of state and other building, fire, and life safety code compliance. The project management department has project management responsibilities for all renovation, major projects and equipment replacement that involve contract and specification compliance, inspection and acceptance of new construction projects.
      The corporate property management department has a capital replacement and systems upgrade program that addresses current capital requirements for systems and refurbishment initiatives based on useful life and other system replacement requirements. An organization-wide interior standards program for carpeting and hard-floor surfaces was developed to assure both an aesthetically pleasing environment, as well as to meet or exceed all fire code, smoke density, and all other flammability standards. We have a contractor and supplier database that, along with our construction contracts and procedures, facilitate the management of the construction process to include construction draws and payments, mechanical lien management and waivers, and warranty compliance.
      The corporate property management department also has responsibility to develop and maintain the preventative maintenance program and routine maintenance initiatives. Through the regionally located property management team, periodic audits are conducted on the assisted living facilities to ensure that all required system testing is completed reliably and timely and that the assisted living facilities are being properly maintained.

Employees
      As of December 31, 2005, we employed approximately 4,300 people in our assisted living facilities, including approximately 300 registered and licensed practical nurses, 2,500 nursing assistants and 1,500 dietary, domestic, maintenance and other staff.
      We have not been subject to union organization efforts at our assisted living facilities, despite having one unionized assisted living facility. To the best of our knowledge, ALC, prior to our ownership, has not been subject to the organizational efforts. However, being part of a large employer, we could be subject to future unionization efforts.
      The national shortage of nurses and other personnel have required us to adjust our wage and benefits packages to compete in the healthcare marketplace. We compete for administrators, nurses with other healthcare providers and with various industries for healthcare assistants and other lower-wage employees. We have been successful in using an insignificant level of temporary staff, for which we have to pay a premium and which may reduce the quality of care. However, we continue to face challenges in recruiting and retaining qualified personnel. We also are subject to increasing levels of reference checks and criminal background checks on our hired staff to ensure that they are suitable for the functions they will perform within our facilities. Our inability to control labor availability and costs could have a material adverse effect on our future operating results.
Government Regulation
      Various federal, state and local governmental authorities in the United States regulate the provision of institutional care and healthcare services. Though we believe our operations comply with the laws governing our industry, we cannot guarantee that we will be in absolute compliance with all regulations at all times. Failure to comply may result in significant penalties, including exclusion from the Medicare and Medicaid programs, which could have a material adverse effect on our business. We cannot assure you that governmental authorities will not impose additional restrictions on our activities that might adversely affect our business. In addition to the information presented below, please see the “Business — Risk Factors” section of this Annual Report on Form 10-K.
General Regulatory Requirements
      Nursing facilities, assisted living facilities and other healthcare businesses are subject to licensure and other state and local regulatory requirements. Nursing and assisted living facilities are generally subject to unannounced annual inspections by state or local authorities for purposes of licensure. These surveys confirm whether the nursing or assisted living facility continues to meet the regulatory standards to participate in the Medicare and/or Medicaid program. Though the regulatory standards are similar, they do vary between nursing and assisted living facilities. Below is a description of both regulatory environments.
Nursing Facility Regulation
      In order for a nursing facility to be approved for payment under the Medicare and Medicaid reimbursement programs, it must meet the participation requirements of the Social Security Act and related regulations. The regulatory requirements for nursing facility licensure and participation in Medicare and Medicaid generally prescribe standards relating to provision of services, resident rights, staffing, employee training, physical environment and administration. As of December 31, 2005, all of our nursing facilities are licensed under applicable state laws and all of our nursing facilities are certified to participate in either the Medicare program, the Medicaid program, or both.
      Skilled nursing facilities must comply with complex laws and regulations at the federal, state and local government levels relating to, among other things:

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
      Regulations and policies of regulatory agencies are subject to change, and interpretations or enforcement of existing, new or amended laws and regulations are subject to change. In the future, revisions to licensure and certification standards, regulatory requirements and different interpretations or enforcement of existing, new or amended laws and regulations, could result in allegations of impropriety or illegality, and could result in changes requiring capital expenditure programs and higher operating expenses.
      CMS has established regulations to implement survey, certification and enforcement procedures. The survey process is intended to review the actual provision of care and services, with an emphasis on resident outcomes, to determine whether the care provided meets the assessed needs of the individual residents. Surveys are generally conducted on an unannounced annual basis by state survey agencies. Surveys can also occur following a state’s receipt of a complaint regarding the facility. Should our nursing facility be cited for alleged deficiencies by the respective state or other agencies, we must implement a plan of correction within a prescribed timeframe. Remedies are assessed for cited deficiencies based upon the scope and severity of the cited deficiencies. The regulations specify that the remedies are intended to motivate facilities to return to compliance and to facilitate the removal of chronically poor performing facilities from the Medicare or Medicaid programs. Remedies range from:

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
      Facilities with acceptable regulatory histories generally are given an opportunity to correct deficiencies by a certain date, usually within six months. CMS will continue payments and refrain from imposing sanctions within the correction period. Facilities with deficiencies that immediately jeopardize resident health and safety and those that are classified as poor performing facilities are not given an opportunity to correct their deficiencies prior to the assessment of remedies. From time to time, we receive notices from federal and state regulatory agencies alleging deficiencies for failing to comply with components of the regulations. While we do not always agree with the positions taken by the agencies, we review all such notices and take corrective action when appropriate. Due to the fact that the regulatory process provides us with limited appeal rights, many alleged deficiencies are not challenged even if we do not agree with the allegation. While we try to comply with all applicable regulatory requirements, from time to time some of our nursing facilities have been sanctioned as a result of deficiencies cited by CMS or state survey agencies. We cannot assure you that we will not be sanctioned in the future.
      Federal law requires each state to have a Medicaid Fraud Control Unit, which is responsible for investigating provider fraud and resident abuse in Medicaid funded facilities. We have been subject to investigations in the past by the Medicaid Fraud Control unit concerning resident care and other matters.

However, for any open investigations, we are not aware of any findings from these investigations that require disclosure or accrual of fines or penalties.
      The CMS Nursing Home Quality Initiative provides consumers with comparative information about nursing home quality measures by rating every nursing facility on nine quality of care indicators. These quality of care indicators include such measures as percentages of patients with infections, bedsores and unplanned weight loss and this comparative data is available to the public on the CMS website. We believe that, though the information is important to share with the public and may drive improvements in quality of care in the long-term care industry, the data can be influenced by the level of care and nature of admissions at a particular facility, in addition to the quality of care.
Assisted Living Facility Regulation
      Our assisted living facilities are generally subject to regulation and laws by federal, state and local health and social service agencies, and other regulatory bodies. Although less burdensome and punitive than the federal survey process conducted for nursing facilities, we are heavily regulated by state-specific regulations. Requirements vary by state, however the requirements include:

•	licensure and certification and related community services;

•	qualifications of healthcare and support personnel;

•	staffing levels and the provision of quality of healthcare services, including monitoring of resident wellness and medication administration;

•	dining and housekeeping services;

•	admission and discharge criteria, and relationships with physicians and referral sources;

•	documentation and reporting requirements, and confidentiality and security issues associated with medical records;

•	operating policies and procedures, resident rights and responsibilities;

•	additions or changes to facilities and services;

•	maintenance of physical plant and equipment, safety and evacuation plans; and

•	furnishing of general common areas and resident units.
      Our facilities our licensed by state or local health and social service agencies and are subject to state or local building codes, life safety and fire codes, food service licensing and certification requirements. State laws also regulate the storage, distribution and administration of medications. In addition, where we are provide assisted living services to residents funded by Medicaid, we are licensed and regulated under the Medicaid programs within those states. There are ongoing initiatives at the federal and state levels for increased standards of facilities and services for assisted living services. In addition, regulations and policies of regulatory agencies are subject to change.
      Assisted living facilities are subject to periodic unannounced surveys by the state and other local government agencies to assess and assure compliance with the respective regulatory requirements. A survey can also occur following a state’s receipt of a complaint regarding the facility. Should our assisted living facilities be cited for alleged deficiencies by the respective state or other agencies, we must implement a plan of correction within a prescribed timeframe. Upon notification or receipt of a deficiency report, the regional and corporate teams assist the assisted living facility develop, implement and submit an appropriate corrective action plan. Most state citations and deficiencies are resolved through the submission of a plan of correction that is reviewed and approved by the state agency. In some instances, the survey team will conduct a re-visit to validate compliance with the state rules and regulations. If we do not comply with applicable laws and regulations, then we could be subject to liabilities, including criminal penalties and civil penalties and exclusion of one or more of our facilities from participation in Medicaid and state healthcare programs. If one of our facilities lost its certification under the Medicaid program, then it would have to cease future admissions and displace residents funded by the programs from the facility. In order to become re-certified, a facility must rectify all identified deficiencies and, over a specified period of time, pass a survey conducted by representatives of the respective program through demonstrated care and operations for residents in the facility. Until the appropriate agency has verified through the “reasonable assurance” process that the facility can achieve and maintain substantial compliance with all applicable participation requirements, the facility will not be admitted back into Medicaid programs. Re-certification requires considerable staff resources. Like other assisted living facilities, we have received notices of deficiencies from time to time in the ordinary course of business. However, we have not been de-certified at any of our assisted living facilities, including those of ALC since our period of ownership, and to the best of our knowledge, ALC had not been de-certified since its emergence from receivership in January 2002.
Restrictions on Acquisitions and Construction
      Acquisition and construction of additional nursing facilities, changes in licensed bed capacity, or facility closure are subject to state regulation. Most of the states in which we currently operate have adopted laws to regulate ownership transfer and expansion of nursing facilities. Approvals must be obtained prior to a change of ownership. Certificate of need laws generally require that a state agency approve certain acquisitions or physical plant changes and determine that a need exists prior to the addition of beds or services, the implementation of the physical plant changes or the incurrence of capital expenditures exceeding a prescribed amount. Some states also prohibit, restrict or delay the issuance of certificates of need, or have moratoriums on the addition of licensed bed capacity. In addition, in most states the reduction of beds or the closure of a facility requires the approval of the appropriate state regulatory agency. Our nursing facility expansions comply with all state regulations regarding expansion. Prior to engaging in any regulated expansion project, we obtain certificates of need, if required by law. We could be adversely affected by a failure to obtain or a delay in obtaining required regulatory approval, if we decide to reduce beds or close a facility. In addition, our expansion proposals, through the provision of new services, acquisitions, or facility construction of new or additions to existing facilities, to the extent that a certificate of need or other similar approvals are required, could be adversely affected by an inability to obtain the necessary approvals, or by changes in the standards applicable to such approvals that lead to possible delays and expenses associated with obtaining such approvals.
      Acquisition, construction and operation of assisted living facilities are subject to less stringent regulation than nursing facilities and, in the absence of uniform federal regulations, states have developed their own regulations. The majority of states have implemented regulations regarding the acquisition, construction and operation of assisted living facilities. Virtually every state has a licensure process, registration process or some other form of regulation that may apply to assisted living providers. Depending on the level of services provided, the assisted living company may be required to obtain a license. Licensure regulations may be based on admission and discharge criteria and the variety and type of services provided. Many states require that potential operators submit building plans and receive state approval prior to construction of an assisted living facility. The approval process when certificates of need are involved is more of a clearance process, however, assisted living facilities must meet a stringent set of building construction and design regulations including the Life Safety Code (NFPA101). State regulators conduct inspections of assisted living facilities on a periodic basis that are similar to their inspections of nursing facilities in most cases. As of December 31, 2005, we believe all of our assisted living facilities were compliant in all material respects with applicable state licensure, building construction and design regulations.
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
      Recognizing that the law is broad and may technically prohibit beneficial arrangements, the Office of Inspector General of the Department of Health and Human Services developed regulations addressing those types of business arrangements that will not be subject to scrutiny under the law. These safe harbors describe activities that may technically violate the act, but which are not to be considered illegal when carried on in conformance with the regulations. For example, the safe harbors cover activities such as contracting with physicians or other individuals that have the potential to refer business to us that would ultimately be billed to a federal health program. Failure to qualify for safe harbor protection does not mean that an arrangement is illegal. Rather, the arrangement must be analyzed under the anti-kickback statute to determine whether there is intent to pay or receive remuneration in return for referrals. Conduct and business arrangements that do not fully satisfy one of the safe harbors may result in increased scrutiny by government enforcement authorities. In addition, some states have anti-kickback laws that may apply regardless of whether a federal healthcare program is involved. Although our business arrangements may not always satisfy all of the criteria of a safe harbor, we believe that as of December 31, 2005, our operations were in material compliance with federal and state anti-kickback laws.
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
      Federal law provides that practitioners, providers and related persons may not participate in most federal healthcare programs, including the Medicare and Medicaid programs, if the individual or entity has been convicted of a criminal offense related to the delivery of an item or service under these programs or if the individual or entity has been convicted under state or federal law of a criminal offense relating to neglect or abuse of residents in connection with the delivery of a healthcare item or service. Other individuals or entities may be, but are not required to be, excluded from such programs under certain circumstances, including the following:

•	conviction related to fraud;

•	conviction relating to obstruction of an investigation;

•	conviction relating to a controlled substance;

•	licensure revocation or suspension;

•	exclusion or suspension from state or other federal healthcare programs;

•	filing claims for excessive charges or unnecessary services or failure to furnish medically necessary services;

•	ownership or control of an entity by an individual who has been excluded from the Medicaid and/or Medicare programs, against whom a civil monetary penalty related to the Medicaid and/or Medicare programs has been assessed or who has been convicted of the crimes; and

•	the transfer of ownership or control interest in an entity to an immediate family or household member in anticipation of, or following, a conviction, assessment or exclusion from the Medicare or Medicaid programs.
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

Environmental Laws and Regulations
      Some federal and state laws govern the handling and disposal of medical, infectious and hazardous waste. If an entity fails to comply with those laws or the related regulations, the entity could be subject to fines, criminal penalties and other enforcement actions. Federal regulations established by the Occupational Safety and Health Administration impose additional requirements on us with regard to protecting employees from exposure to blood borne pathogens. We have developed policies for the handling and disposal of medical, infectious and hazardous waste to assure that each of our facilities complies with those laws and regulations. We incur ongoing operational costs to comply with environmental laws and regulations. However, we have not had to make any material capital expenditures to comply with such laws and regulations. As of December 31, 2005, we believe that we have substantially complied with applicable laws and regulations governing these requirements.
      As a result of fires in long-term care facilities in recent years, states are reconsidering the laws governing the requirement for facilities to have sprinklers systems. In February 2004 the AHCA reaffirmed its position taken in October 2003 that nursing facilities nationwide be required to implement sprinkler systems, provided that federal funding and/or low-cost financing is made available for the installation of such systems. As of December 31, 2005, all of our facilities have sprinkler systems.
Health Insurance Portability and Accountability Act
      The Health Insurance Portability and Accountability Act of 1996, or HIPAA, requires us to comply with standards for the exchange of health information within our company and with third parties and to protect the confidentiality and security of health data. More specifically, HIPAA calls for:

•	standardization of electronic patient health, administrative and financial data;

•	unique health identifiers for individuals, employers, health plans and healthcare providers;

•	privacy standards protecting the privacy of individually identifiable health information; and

•	security standards protecting the confidentiality, integrity and availability of electronic individually identifiable health information.
      The Department of Health and Human Services has released four rules to date mandating the use of new standards with respect to certain healthcare transactions and health information.
      The first rule established privacy standards to protect the privacy of certain individually identifiable health information. The privacy standards became effective in April 2003. As a result, we have updated our policies and procedures, conducted training for our employees on the new standards and implemented procedures to report violations of the new policies. We believe we are in compliance with the privacy standards.
      The second rule established standards for electronic data transactions and code sets to allow entities to exchange medical, billing and other information and to process transactions in a more effective manner electronically. The electronic data transactions and code sets became effective in October 2003. We have implemented the new electronic transaction and code sets with all fiscal intermediaries and the states, which accept the new electronic data transactions and code sets. Our ability to comply with the transaction standards is, in part, dependent upon other third parties, including the fiscal intermediaries and state program payors also complying with HIPAA. We believe, to the best of our ability, we meet the transaction and code set standards.
      The third rule established standards for the security of electronic health information. The security regulations apply only to electronic protected health information, and have four main objectives to:

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
We believe, to the best of our ability, we meet the security regulation standards.
      The fourth and most recent HIPAA Standard is the National Provider Identification, or NPI Standard. This standard requires the issuance of a unique national provider identifier to each health care provider. CMS will issue a unique 10-position numeric identifier for each health care provider. The new NPI will replace all provider numbers currently used by our facilities. The compliance date for the NPI standard is May 23, 2007. We are currently evaluating and updating our procedures to meet these new requirements. We believe we will achieve compliance with this standard by May 2007.
      Our assisted living facilities are subject to state laws to protect the confidentiality of our resident health information. Those assisted living facilities that bill the Medicaid Program electronically are also subject to additional regulatory requirements under HIPAA.
      Although HIPAA was intended to ultimately reduce administrative expenses and burdens faced within the healthcare industry, it is generally agreed that this law resulted in additional costs to all healthcare organizations. We have a Privacy and Security Officer and clinical, legal, financial and information services professionals to monitor compliance with HIPAA standards and procedural changes within our organization. Should it be determined that we have not complied with the new standards, we could be subject to criminal penalties and civil sanctions.
Corporate Compliance Program
      Our Corporate Compliance Program was developed to ensure that we achieve our goal of providing a level of service in a manner consistent with all applicable state and federal laws and regulations, and our internal standards of conduct. Our Corporate Compliance Program incorporates the elements included in the OIG guidance. As part of our Corporate Compliance Program, our employees must acknowledge their responsibility to comply with relevant laws, regulations and policies, including our Corporate Compliance Program. We have a Corporate Compliance Officer responsible for administering our Corporate Compliance Program who reports to the Board of Extendicare and our Chairman.
Insurance
      We currently maintain insurance policies for director and officers, auto, property coverage, workers’ compensation and general and professional liability insurance in amounts and with such coverage and deductibles as we believe adequate based on availability, the nature and risks of our business, historical experience and industry standards. These policies are obtained through both affiliated subsidiaries of Extendicare and third-party insurers. We self-insure for health and dental claims, workers’ compensation and employer’s liability in certain states. Management believes that, as of December 31, 2005, our skilled nursing facilities, assisted living facilities and rehabilitation therapy clinics were adequately insured and the accruals for self-insured liabilities appropriately reflected.
      We insure for general and professional liability risks (including malpractice insurance for our health providers, assistants and other staff, as it relates to their respective duties performed on our behalf) with an affiliated insurance subsidiary of Extendicare, subject to a certain amount per incident. The general and professional liability premiums paid to our affiliate include a stop-loss policy for all prior periods. For amounts not covered by policy, we self-insure for claims up to a certain amount per incident. The decision to insure through our affiliate and self-insure the remainder resulted from the limited availability to third-party insurers, or availability at an excessive costs or deductibles of insurance that has existed since January 2000. In January 2000, our retained risk for general and professional liability coverage increased significantly due to our Florida operations, and resulted in us providing accruals based upon past claims and actuarial estimates of the ultimate cost to settle claims. Those risks were significantly reduced when we ceased operation of all Florida facilities in 2000 and Texas nursing facilities in the fourth quarter of 2001. Since our divestiture of Florida and

Texas operations, we have settled our claims, subject to one adjustment to our reserves in 2002, within the amounts reserved. As of December 31, 2005, we have provided for $34.2 million in accruals for known or potential general and professional liability claims based on claims experience and an independent actuarial review. Based upon such claims experience and independent actuarial review, we believe that our accrual is adequate to cover any losses from general and professional liability claims. General and professional liability claims are the most volatile and significant of the risks that we self-insure.
      We insure through a third party insurer for workers compensation risks covering the majority of our states. For our assisted livings facilities in Texas, and for all facilities in Washington we participate and pay premiums to state-run workers compensation programs. The workers compensation program through our third party insurer provides a limit of exposure for individual claims and our overall risk; however, we are liable and therefore self-insured for all other claims not covered by these limits. As of December 31, 2005, we have provided for $22.6 million in accruals for known or potential workers compensation claims.
      We offer and self-insure health and dental coverage for the majority of our employees, who are not covered through union organized plans. As of December 31, 2005, we have provided for $6.0 million in accruals for known or potential health and dental claims.
Legal Proceedings
      For information regarding legal proceedings, please see the “Risk Factors”, “Legal Proceedings” and “Management Discussion and Analysis of Financial Condition and Results of Operations” sections in this Annual Report on Form 10-K.
Employees
      In aggregate we employ 21,200 employees, including 14,200 in our nursing home operations, 2,300 in our Prostep contracted nursing facility operation, 4,300 in our assisted living operations, 100 in other health care operations and 400 in our corporate and regional offices.
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

Terminology, Definitions and Names
      The Annual Report on Form 10K, inclusive of the Management, Discussion and Analysis, and consolidated financial statements and notes include a number of terms that are unique to the health care industry, words that definitions are provided, and abbreviations for names of organizations and legal entities with whom we have transactions. To assist, below a summary of those terms, definitions and names and a reference to the page in consolidated financial statements or notes:

		Business
Abbreviation	Full Name	Section Page	MD&A Reference	Page

Accounting Terms
SFAS	Statement of Financial Accounting Standards	None	Significant Events 2005	60
FASB	Financial Accounting Standards Board	None	Executive Overview	49
AOCI	Accumulated Other Comprehensive Income	None	Significant Events 2004	62
FIN	FASB Interpretation Bulletin	None	Executive Overview	50
EITF	Emerging Issues Task Force	None	Accounting Policies	94
APB	Accounting Principles Board	None	Significant Events 2005	59
Health Care Terminology
ADC	Average Daily Census	2	Executive Overview	48
FI	Fiscal Intermediary	None	Significant Events 2004	54
HMO	Health Maintenance Organizations	9	Executive Overview	51
PPS	The Prospective Payment System	5	Executive Overview	52
PRRB	Provider Reimbursement Review Board	None	Significant Events 2004	54
Quality Mix	Non-Medicaid Census	None	Executive Overview	50

Legal Agreements
Amended and Restated Credit Facility	Third Amended and Restated Credit Agreement	None	Executive Overview	49
DMG Notes	DMG Mortgage Notes Payable	None	Debt and Liquidity	89
former Revolving Credit
Facility	Revolving Credit Facility	None	Executive Overview	49
MOU	Memorandum of Understanding	None	Significant Events 2005	57
2010 Senior Notes	9.5% Senior Notes	2	Significant Events 2005	56
2014 Notes	6.875% Senior Subordinated Notes	2	Significant Events 2005	56
2010 Swap	Swap agreement expiring July 1, 2010	None	Debt and Liquidity	90
2014 Swap	Swap agreement expiring May 1, 2014	None	Debt and Liquidity	90
2010 Cap	Cap agreement expiring July 1, 2010	None	Debt and Liquidity	90
2014 Cap	Cap agreement expiring May 1, 2014	None	Debt and Liquidity	90

		Business
Abbreviation	Full Name	Section Page	MD&A Reference	Page

Legal Entities

Extendicare and affiliates
Extendicare	Extendicare Inc.	2	Executive Overview	48
ALC	Assisted Living Concepts, Inc.	2	Executive Overview	48
EHI	Extendicare Holdings, Inc.	None	Executive Overview	49
VCPI	Virtual Care Provider, Inc.	5	Operating Results	78

External Parties
Arbor	Arbor Health Care Company, Inc.	None	Significant Events 2004	63
ALF	Assisted Living Facilities, Inc.	None	Debt and Liquidity	83
Benedictine	Benedictine Health Dimensions, Inc.	None	Significant Events 2005	58
Greystone	Greystone Tribeca Acquisition, L.L.C.	None	Significant Events 2004	63
Lakeside Health	Lakeside Health, L.L.C.	None	Executive Overview	49
LTC	LTC Properties, Inc.	None	Significant Events 2005	57
Omnicare	Omnicare, Inc.	5	Executive Overview	50
Senior Health — South	Senior Health Properties — South, Inc.	None	Executive Overview	49
Senior Health — Texas	Senior Health Properties — Texas, Inc.	None	Executive Overview	49
Tandem	Tandem Health Care, Inc.	None	Significant Events 2004	63
Triple S	Triple S Investment Company.	None	Debt and Liquidity	93
Governmental Bodies
CMS	Centers for Medicare & Medicaid Services	3	Executive Overview	50
OHCS	State of Oregon, Housing and Community Services	None	Debt and Liquidity	92
WSHFC	Washington State Housing Finance Commission	None	Debt and Liquidity	92
OHFC	Ohio Housing Finance Commission	None	Debt and Liquidity	92
IHCS	Idaho Housing & Community Services	None	Debt and Liquidity	92

ITEM 1A.	RISK FACTORS
      The risk factors and uncertainties facing our industry and our Company include:
      We depend upon reimbursement for our services by third-party payors, and changes in their reimbursement levels could adversely affect our revenues, results of operations and financial position. Approximately 72% of our revenues are derived from governmental third-party payors with the remainder being derived from commercial insurers, managed care plans, the Department of Veteran Affairs, private individuals, and third parties for whom we provide management or consulting services. In 2005, approximately 27% of our revenues were derived from Medicare and 45% from Medicaid. There are ongoing pressures from many payors to control healthcare costs and to reduce or limit increases in reimbursement rates for medical services. Governmental payment programs are subject to statutory and regulatory changes, retroactive rate adjustments, administrative or executive orders and government funding restrictions, all of which may materially change the amount of payments to us for our services.
      Our revenues may be adversely affected by changes or reductions in Medicare rates through policy changes adopted by Congress and new rules introduced by CMS. In 1999 the industry experienced a decline in revenues primarily attributable to declines in government reimbursement as a result of the Balanced Budget Act of 1997, or BBA. The revenue rate reductions from the BBA were partially offset by $2.7 billion in temporary relief funding enhancements received through the Balanced Budget Refinement Act of 1999, or BBRA, and the Benefits Improvement Protection Act of 2000, or BIPA. The funding enhancements implemented by the BBRA and BIPA fell into two categories. The first category was the “Legislative Add-ons” that included a 16.66% add-on to the nursing component of the Resource Utilization Groupings, or RUGs rate and a 4% base adjustment. Despite intensive lobbying by the long-term care industry, on September 30, 2002 the Legislative Add-on funding enhancements expired (referred to as the “Medicare Cliff”), resulting in a reduction in Medicare rates for all long-term care providers. Based upon the Medicare case mix and census for the twelve months period October 1, 2002 to September 30, 2003, we estimate that the net impact of the Medicare Cliff and the market basket increase received on October 1, 2002 was a reduction in revenues of approximately $16.7 million. The second category was the “RUGs Refinements” that provided, after amendment, RUGS Refinement Add-ons to 14 rehabilitation categories at a rate of 6.7% each. On December 31, 2005 the RUGs Refinement Add-ons were discontinued in conjunction to the expansion of nine new higher acuity RUGs categories. Based upon our preliminary review conducted in October 2005, using the Medicare case mix and census for the nine-months ended September 30, 2005, we estimated a loss of revenues from the expiration of the RUGs refinement enhancements of $20.00 per Medicare day, or $17.0 million. However, based on further analysis and preliminary review of our January 2006 results, the nine new categories have generated incremental revenues, such that the decline in revenues, as compared to our fourth quarter Medicare rates, is only $6.00 per Medicare day, or $6.1 million.
      In February 2003, CMS announced its plan to reduce its level of reimbursement for uncollectible Part A co-insurance. Under the plan announced by CMS, the reimbursement level would be reduced to 70% over a three-year period. In December 2005, under the Deficit Reduction Act, CMS will reduce its level of reimbursement from 100% to 70% for Part A co-insurance bad debts involving residents who are not dually eligible for Medicare and Medicaid. We have estimated the impact of this announcement will reduce our reimbursement by less than $0.5 million per annum effective January 2006. Therefore, we will continue to be reimbursed for all remaining Part A co-insurance bad debts that amount to approximately $14.7 million per year. However, CMS continues to consider a reduction of the reimbursement for Part A con-insurance bad debts for dually (Medicare and Medicaid) eligible residents. And, though unlikely to receive congressional approval, the 2007 budget proposed by President Bush completely eliminates the level of reimbursement of Part A co-insurance bad debts.
      In January 2003, CMS announced that the moratorium on implementing payment caps for outpatient Part B therapy services, which was scheduled to take effect on January 1, 2003, would be extended. CMS subsequently extended the moratorium until September 1, 2003, when the therapy caps were made effective. On December 8, 2003, a component of the federal budget act of 2003 re-instated the moratorium for an additional two-year period until December 2005. Effective January 1, 2006, CMS confirmed the implementa-

tion of a Part B therapy cap of $1,740 per annum for physical and speech therapy, and a second cap of $1,740 for occupational therapy. However, the Budget Refinement Act of 2005 established a one-year exception process to the therapy caps for individuals who can prove medical necessity for the therapy. We primarily provide therapy for residents covered by Medicare Part A, however, do provide approximately $23.2 million in therapy services for residents covered by Medicare Part B. We believe the one-year exception process will apply to the majority of our residents requiring Part B therapy services. Effective January 2007, the exception process will be removed unless extended by Congress or CMS. The impact of a therapy cap cannot be reasonably estimated based on the information available to us at this time; however, it could reduce our therapy revenues.
      MedPAC, a government sponsored consulting body which advises CMS on changes in Medicare policy and Medicare rates, has for a number of years recommended no or below inflationary increases for Medicare rates, based upon their review of the margins earned by nursing homes on Medicare residents. In December 2005, MedPAC recommended no increase for Medicare rates for October 1, 2006, and President Bush has reflected this recommendation in his proposed 2007 Budget. More specifically, President Bush’s 2007 budget proposed that the market basket indexing would be eliminated for federal fiscal 2007 and the increases for 2008 and 2009 would be reduced by four tenths of a percent if inflation targets were exceeded. MedPAC’s recommendations do not consider that the majority of nursing homes earn revenues from Medicaid and the general acknowledgement by CMS that Medicaid rates do not adequately compensate providers for the cost of services delivered. We believe that these reductions are likely to face an uphill battle in Congress and similar to other years, Medicare rates will increase similar to inflation. However below inflationary increases could significantly impact our earnings. We cannot assure you that Medicare payments will remain at levels comparable to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs.
      Changes or reductions in Medicaid rates may adversely affect our revenues. Medicaid is an essential part of the health coverage in every state and is jointly financed by federal and state governments. Medicaid outlays are projected to approximate $322.0 billion in calendar year 2006 and account for nearly 16% of total national healthcare expenditures. Medicaid is the principal purchaser for approximately 47% of nursing home services purchased in the United States. Financial pressures on state budgets will directly impact the level of available Medicaid funding and hence the level of available funding for inflationary increases. A majority of states continue to be faced with financial budgetary constraints as a result of rapidly increasing demand and therefore spending, offset by slow state revenue growth. Medicaid programs are often the first to be cut as they represent a significant portion of state budgets.
      In an effort to counter reduced state revenues, a number of states submitted proposed state plan amendments and waivers to seek an increase in the level of federal funding for their Medicaid programs. The state plan amendments and waivers have resulted in providing nursing facilities with a revenue rate increase to offset new or increased provider taxes or state assessment fees. Provider assessment plans require approval by CMS in order to qualify for the additional federal matching funds to the states for Medicaid reimbursement purposes. Such programs had been approved in the past, however, in December 2003, CMS announced that all such plans were to be reviewed in detail before being approved. These plans usually take the form of a bed tax or a quality assessment fee, which is imposed uniformly across classes of providers within the state. In turn, the state generally utilizes the additional federal matching funds generated by the tax to fund budget deficits or pay increased reimbursement to the providers, which often include a repayment of a portion of the provider tax based on the provider’s percentage of Medicaid residents.
      In July 2004, the State of Kentucky received approval from CMS of a state plan amendment and waiver, which became effective July 1, 2004 and increased our earnings by approximately $4.6 million per annum.
      In January 2005, the State of Pennsylvania received approval from CMS of their submitted state plan amendments and waivers retroactive to July 1, 2003. As a result of the Pennsylvania approval, we recorded retroactive revenues of approximately $12.8 million in 2005, offset by provider taxes of approximately $6.3 million pertaining to the period July 1, 2003 to December 31, 2004, resulting in a net favorable impact of $6.5 million for prior periods. For the year ended December 31, 2005, incremental revenues from the state plan amendment were $24.7 million, offset by provider taxes of $21.9 million, or $2.7 million in net earnings. However, effective July 1, 2005, the State of Pennsylvania implemented a 4.88% Medicaid rate reduction to all providers that reduced our revenues by $1.9 million for the six month period ended December 31, 2005. In addition, the State of Pennsylvania has discontinued Intergovernmental Transitional Funding that has in the past several years provided to us approximately $2.0 million in additional revenues. The State of Pennsylvania is considering the implementation of a “price-based” reimbursement system effective July 1, 2006.
      In June 2005, the State of Indiana received approval from CMS of their state plan amendment and waiver pertaining retroactive to July 1, 2003. As a result of the Indiana approval, we recorded retroactive revenues of approximately $15.8 million in 2005, offset by provider taxes of approximately $13.3 million pertaining to the period July 1, 2003 to December 31, 2004, resulting in a net favorable impact of $2.5 million for prior periods. For the year ended December 31, 2005, incremental revenues from the state plan amendment were $22.6 million, offset by provider taxes of $11.2 million, or $11.4 million in net earnings. However, effective January 1, 2006, the State of Indiana cut Medicaid rates by $5.00 per day that will have an estimated annual negative impact of $2.1 million.
      A number of states implemented a freeze on Medicaid rates. In Ohio our Medicaid rates were frozen effective July 1, 2005 for one year, along with a freeze in the case mix index. The State of Ohio is considering the implementation of a “price-based” system effective July 1, 2006. Effective July 2006, our Medicaid rates in Wisconsin were also initially frozen and the state is also reviewing its reimbursement system. However, in February 2006, the State of Wisconsin announced a 2.8% funding increase covering a two-year period commencing in 2006.
      The proposed 2006 federal budget included reforms of the Medicaid program to cut a total of $60.0 billion in projected Medicaid expenditure growth over 10 years. Congress scaled back the proposed reductions in the final version of the budget. The final enactment is a compromise establishing a Medicaid Commission authorized to make specific policy recommendations, while agreeing to defer Medicaid cuts during fiscal year 2006, and providing reconciliation instructions to Congress to make $10.0 billion in Medicaid reductions during fiscal years 2007 to 2011. The budget included provisions to extend the look back period on asset transfers to Medicaid eligibility to 5 years with the penalty phase to start at the later of the date of determination or nursing home admission. We are unable to predict the potential impact of this change on our revenues.
      President Bush’s budget for federal years 2007 through 2009 would impose several cuts to the Medicaid programs and expand state waiver flexibility in program management. The budget initiatives include a phase-down reduction of funding for provider taxes to a limit to 3% from the current 6% of provider revenues, and limit intergovernmental fund transfers to the cost of furnishing services. These changes could significantly impact the amount of state funding for federal matching funds, which if not replaced by state revenue will force reductions in Medicaid rates. There are provisions to expand and liberalize flexibility to states in managing the Medicaid program to expand home and community based services. Other initiatives in the budget that could impact long-term care providers include the continued push to privatization of healthcare by the transition to Medicare Advantage plans (Medicare Managed Care), the establishment of pay-for-performance standards for health care providers who participate in Medicare, and expansion of the concept that money follows with the patient. The budget is subject to further review and approval by the Congress; however, such changes could impair our revenues and earnings.
      Effective January 1, 2006, the State of Minnesota implemented the Minnesota Senior Health Options Program, or MSHO, which is the first and largest state-sponsored program that integrates the Medicaid and Medicare programs into a market-based managed care delivery system. In this program, the State of Minnesota has contracted out the management to MSHO health care providers to coordinate the care and payment for services of both Medicare and Medicaid eligible residents. Residents will become registered with a designated MSHO provider that has been given the mandate to oversee clinical services in order to improve clinical outcomes, reduce the duplication of services and reduce costs for the state. MSHO has the potential to reduce occupancy levels as residents are directed to home and community-based programs, increase the number of short-term stay residents by shortening the length of their stay, delay the receipt of billed claims, and reduce Medicaid and Medicare rates.
      Legislative and regulatory actions have resulted in continuing changes to Medicare and Medicaid reimbursement programs. Medicare and Medicaid reimbursement programs are complicated and constantly changing as CMS continues to refine its programs. There are considerable administrative costs incurred in monitoring the changes made within the programs, determining the appropriate actions to be taken to respond to those changes, and implementing the required actions to meet the new requirements and minimize the repercussions of the changes to our organization, reimbursement rates and costs. Examples of changes adopted by either CMS or certain states, which have impacted our industry, include:

•	the implementation in January 2006 of nine new high-acuity RUGs classifications that required training of all professional nursing and therapy staff to ensure the proper classification of residents;

•	the implementation in January 2006 of Medicare Part D benefit from the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or MMA, (refer to below for further details), that requires us along with Omnicare to provide drugs to our residents based upon unique drug formularies that are adopted by each resident’s selected prescription drug plan, or PDP, provider, instead of single state formulary prior to January 2006;

•	the repeal of the Boren Amendment federal payment standard for Medicaid payments, which required states to provide skilled nursing facilities with reasonable and adequate reimbursement rates to cover the costs of efficiently and economically operated healthcare facilities. As a result, budget constraints may cause states to reduce Medicaid reimbursement to skilled nursing facilities or delay payments to providers;

•	the limitation of costs being reimbursed under Medicaid reimbursement programs when operators use a certain level of agency staffing, or incur leasing costs, which have an imputed lease interest cost greater than the current market rate;

•	the establishment of a minimum occupancy requirement in certain Medicaid programs, which effectively reduces the eligible Medicaid reimbursement rate that a skilled nursing facility can receive; and

•	an increasing number of states have adopted policies to discontinue the reimbursement of Part A co-insurance payments for dually eligible residents.
      The Medicare Part D drug benefit for Medicare beneficiaries was implemented January 1, 2006. Medicare Part D is a voluntary drug benefit, except for dually eligible Medicare and Medicaid residents, who must enroll in the program. The program provides a prescription drug benefit through a fee-for-service PDP. For a premium, eligible residents will have their drug costs administered through a government contracted PDP, who will negotiate contracts with the institutional pharmacies, including our institutional pharmacy supplier, Omnicare, who provides drugs to the majority of our nursing facilities. As of December 31, 2005 Omnicare had contracted with the majority of all PDPs, to which our residents would subscribe. However, we could be faced with incremental drug and administrative costs both in the conversion period over to the Medicare Part D plan and afterwards, as PDPs exercise their strategies to manage drug costs on behalf of their subscribers. This legislation could increase our cost of drugs and the administration associated with drug costs. To prevent and reduce the potential financial liability when non-formulary drugs are prescribed for dual-eligible residents, nursing staff at the facility will be required to communicate with the physician to assure compliance with PDP formulary.
      The cost of general and professional liability claims are significant and escalating in certain states, resulting in significant increases in insurance or the availability of insurance. We insure for general and professional liability risks with affiliated insurance subsidiaries of Extendicare, subject to a certain amount per incident. For amounts not covered by policies, we self-insure for claims up to a certain amount per incident. As with other providers, we continue to experience claims against us, but this has been within our projections and accrued accordingly. We continually review requests for medical records and claims by facility and by state, and use that information, along with operational performance measures, to assess whether we should dispose of additional facilities. Our current general liability premium and claims provision is $1,300 per bed, which is less than other large long-term providers. At the present time, we have no significant divestiture plans as a result of a change in the litigation environment.
      The industry has experienced an increasing trend in the number and severity of litigation claims and punitive settlements. We believe that this trend is endemic to the long-term care industry and is a result of the increasing number of large judgments, including large punitive damage awards, against long-term care providers in recent years resulting in an increased awareness by plaintiff’s lawyers of potentially large recoveries. According to a report issued by AON Risk Consultants in March 2005 on long-term care operators’ general liability and professional liability costs, such costs were four times higher in 2004 as compared to 1996. The average cost per bed for general liability and professional liability costs has increased from $430 in 1993, to $2,310 per bed in 2004. The average general and professional liability claim has more than doubled from $72,000 in 1993 to $176,000 in 2004, whereas the average number of claims per 1,000 beds has increased at an average annual rate of 10% from 6.0 in 1993 to 13.1 in 2004 in the long-term care industry. As a result, general and professional claim costs have absorbed a significant percentage of the average Medicaid reimbursement rate increase for the period 1993 through 2004. The States of Florida, Texas and Mississippi are the leaders where general and professional liability claims are being incurred; however, the States of Arkansas, Arizona, California, Georgia, Tennessee and Alabama are showing similar signs. Industry sources report the average cost of a claim in Florida in 2000 was three times higher than most of the rest of the United States. Florida healthcare providers experienced three times the number of claims that were experienced by providers in most other states. As a result of the litigious environment, insurance premiums for general and professional liability claims have increased, and in certain states coverage is unavailable to skilled nursing facility operators since insurance companies have refrained from providing insurance.
      As a result of the adverse development of claims experienced by us and the industry in the states of Florida and Texas, we divested all of our nursing facility operations in these states by the end of December 2000 and September 2001, respectively. We also divested our Arkansas nursing facility in 2004. We have settled the majority of our Florida, Texas and Arkansas claims within our actuarial estimates and have projected to settle all remaining claims from these divested operations within the next 12 to 18 months.
      The implementation of tort reform has reduced the level and magnitude of claims and settlements, in particular punitive award settlements in certain states. However, in Texas, the level of claims have not decreased, despite the implementation of a punitive cap of $750,000, a non-economic damages cap of $250,000 for any healthcare provider, and a total wrongful death cap of $1.4 million. Though the introduction of state tort reform laws is positive, we remain cautious and believe that further federally imposed tort reform changes are required to fully reduce the scope of our risk.
      As of December 31, 2005, we have provided for $34.2 million in accruals for known or potential general and professional liability claims based on claims experience and an independent actuarial review; however, we may need to increase our accruals in excess of the amounts we have accrued as a result of future actuarial reviews and claims that may develop. An adverse determination in legal proceedings, whether currently asserted or arising in the future, could have a material adverse effect on our business. See the “Business — Insurance” section of this Annual Report on Form 10-K.
      The shortage of qualified registered nursing staff, therapists and other healthcare workers could adversely affect our ability to attract, train and retain qualified personnel and could increase operating costs. A national shortage of nurses and other trained personnel, and general inflationary pressures have forced us to enhance our wage and benefits packages in order to compete for qualified personnel. According to a survey by the American Healthcare Association, or AHCA, issued in May 2003, there were over 96,000 vacant positions in the long-term care sector, of which 39,000 were professional nursing staff and the remainder certified nursing assistants, or CNAs. The survey reported that average turnover within the industry was 50% with a 36% turnover rate for professional staff and 71% turnover rate for CNAs. However, the report cited that these turnover and vacancy levels varied by state and location of the facility. Looking into the future, the shortage of nurses is documented by the U.S. Labor Department, which reports that there will be a 1.0 million shortfall of professional nurses by 2010. In some of the markets where we operate, there are shortages of healthcare workers. This is supported by a report by the North Carolina Medical Journal in March/ April 2002, which reported that between 2000 and 2010 there will be 874,000 more nursing workers needed in the long-term care industry. There is also a shortfall in registered therapists. According to the American Physical Therapy Association Employment Survey conducted during October 2005, the unemployment rate for physical therapists was only 0.2% compared to 1.2% in October 1998. The number of vacant speech therapists positions in nursing homes increased from 19% in 2002 to 37% in 2005 and from 25% to 40% across all healthcare providers, according to the ASHA Speech-Language Pathology Survey in October 2005.
      As a result of the shortage of nurses, therapists and healthcare workers, our average wage rate has increased above inflationary levels during the past few years. In particular, due to the high demand for therapists, we have increased wages and benefits by approximately 6% in 2005. Overall wages increased by approximately 4.0% in 2005, 4.8% in 2004 and 3.8% in 2003. However overall wage and benefit costs including contracted services, as a percentage of revenues, have been reduced from 62.3% in 2003 to 58.4% in 2005 due to the wage strategies that we have implemented since 2003. In order to supplement staffing levels, we periodically are forced to utilize costly temporary help from staffing agencies, which results in wage premiums of 25% to 60%. We attempt to limit the use of temporary help from staffing agencies to maintain a higher quality of care. In 2005, we incurred temporary agency costs of $5.4 million, compared to $2.9 million in 2004, $3.4 million in 2003 and $10.2 million in 2002. The increase in 2005 was primarily the result of nursing and therapist staff demands in specific states.
      We conduct our skilled nursing business in a heavily regulated industry and our failure to comply with laws and government regulation could lead to fines and penalties. We must comply with complex laws and regulations at the federal, state and local government levels. The regulatory requirements for nursing facility licensure and participation in Medicare and Medicaid generally prescribe standards relating to provision of services, resident rights, staffing, employee training, physical environment and administration. Regulations and policies of regulatory agencies are subject to change, and interpretations or enforcement of existing, new or amended laws and regulations are subject to change. In the future, revisions to licensure and certification standards, regulatory requirements and different interpretations or enforcement of existing, new or amended laws and regulations, could result in allegations of impropriety or illegality, and could result in changes requiring capital expenditure programs and higher operating expenses. Such actions could potentially have a material impact on us.
      Skilled nursing facilities are subject to periodic unannounced surveys by federal, state and other local government agencies to assess and assure compliance with the respective regulatory requirements. Surveys can also occur following a state’s receipt of a complaint regarding the facility. Should our nursing facilities be cited for alleged deficiencies by the respective state or other agencies, we must implement a plan of correction within a prescribed time frame. If we do not comply with applicable laws and regulations, then we could be subject to liabilities, including criminal penalties and civil penalties and exclusion of one or more of our facilities from participation in Medicare, Medicaid and other federal and state healthcare programs. If one of our facilities lost its certification under either the Medicare or Medicaid program, then it would have to cease future admissions and displace residents funded by the programs from the facility. In order to become re-certified, a facility must rectify all identified deficiencies and, over a specified period of time, pass a survey conducted by representatives of the respective program through demonstrated care and operations for residents in the facility. Until the appropriate agency has verified through the “reasonable assurance” process that the facility can achieve and maintain substantial compliance with all applicable participation requirements, the facility will not be admitted back into either the Medicare or Medicaid programs. Medicare and Medicaid re-certification processes, while similar, are conducted separately. Re-certification requires considerable staff resources. The loss of certification from either program can have potentially significant financial consequences. Over the past years, we have operated a number of facilities that have lost their certification under the Medicare and Medicaid programs but have since been re-certified under both programs.
      In August 2004, we transferred the operations of a nursing facility (336 beds) in Chippewa Falls, Wisconsin to Lakeside Health L.L.C., or Lakeside Health, a subsidiary of Benedictine Health Dimensions, Inc., or Benedictine, for a term of three years. The transfer of operations was in response to facility citations for survey deficiencies and an agreement with the State of Wisconsin to transfer the operations to a new licensee. In December 2005, due to continued operational issues at the facility, in conjunction with Benedictine, we subsequently divested the Lakeside property and operations to another long-term provider.
      Our nursing facilities are also subject to certain federal and state laws that regulate arrangements by health care providers such as the Federal Anti-Kickback Law, and the False Claim Act with respect to our participation in the Medicare and Medicaid program. Refer to our discussion of these laws in “Business — Nursing Facility Regulation”.
      We conduct our assisted living business in a regulated industry and our failure to comply with laws and government regulation could lead to fines and penalties. Our assisted living facilities are generally subject to regulation and laws by federal, state and local health and social service agencies, and other regulatory bodies. Although less burdensome and punitive than the federal survey process conducted for nursing facilities, we are heavily regulated by state-specific regulations. The regulatory requirements for assisted facility licensure and participation in Medicaid generally prescribe standards relating to provision of services, resident rights, qualification and level of staffing, employee training, administration and supervision of medication needs for the residents, physical environment and administration. There are ongoing initiatives at the federal and state levels for increased standards of facilities and services for assisted living services. In addition, regulations and policies of regulatory agencies are subject to change.
      Assisted living facilities are subject to periodic unannounced surveys by the state and other local government agencies to assess and assure compliance with the respective regulatory requirements. Surveys can also occur following a state’s receipt of a complaint regarding the facility. Should our assisted living facilities be sited for alleged deficiencies by the respective state or other agencies, we must implement a plan of correction within a prescribed timeframe. Upon notification or receipt of a deficiency report, the regional and corporate teams assist the assisted living facility develop, implement and submit an appropriate corrective action plan. Most state citations and deficiencies are resolved through the submission of a plan of correction which is reviewed and approved by the state agency. In some instances, the survey team will conduct a re-visit to validate compliance with the state rules and regulations. If we do not comply with applicable laws and regulations, then we could be subject to liabilities, including criminal penalties and civil penalties and exclusion of one or more of our facilities from participation in Medicaid and state healthcare programs. If one of our facilities lost its certification under the Medicaid program, then it would have to cease future admissions and displace residents funded by the programs from the facility. In order to become re-certified, a facility must rectify all identified deficiencies and, over a specified period of time, pass a survey conducted by representatives of the respective program through demonstrated care and operations for residents in the facility. Until the appropriate agency has verified through the “reasonable assurance” process that the facility can achieve and maintain substantial compliance with all applicable participation requirements, the facility will not be admitted back into Medicaid programs. Re-certification requires considerable staff resources. Like other assisted living facilities, we have received notices of deficiencies from time to time in the ordinary course of business. However, we have not been de-certified at any of our assisted living facilities, including those of ALC since our period of ownership, and to the best of our knowledge, since ALC emerged from receivership in January 2002.
      Our assisted living facilities are also subject to certain federal and state laws that regulate arrangements by health care providers such as the Federal Anti-Kickback Law, and the False Claim Act with respect to our participation in the Medicaid program. Refer to our discussion of these laws in “Business — Assisted Living Facility Regulation”.
      Failure to comply with existing environmental laws regarding the management of infectious medical waste could harm our business. Environmental laws are amended from time to time and vary from state to state. Our facilities can generate infectious medical waste due to the illness or physical condition of our residents, including for example, blood soaked bandages, swabs, and other medical waste products and incontinence products of those residents diagnosed with an infectious disease. The management of infectious medical waste, including handling, storage, transportation, treatment and disposal, is subject to regulation under various laws, including federal and state environmental laws. These environmental laws prescribe a number of requirements, including record-keeping, notice and reporting obligations. Each of our facilities have an agreement with a waste management company for the proper disposal of all infectious medical waste. Any finding that we are not in compliance with these environmental laws could adversely affect our business operations.
      We face periodic reviews, audits and investigations under our contracts with federal and state government agencies, and these audits could have adverse findings that may negatively impact our business. As a result of our participation in the Medicare and Medicaid programs, we are subject to various governmental reviews, audits and investigations to verify our compliance with these programs and applicable laws and regulations. Private pay sources also reserve the right to conduct audits. An adverse review, audit or investigation could result in:

•	required refunding of amounts we have been paid pursuant to the Medicare or Medicaid programs or from private payors;

•	state or federal agencies imposing fines, penalties and other sanctions on us;

•	loss of our right to participate in the Medicare or Medicaid programs or one or more private payor networks; or

•	damages to our reputation in various markets.
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
      We are required to comply with laws governing the transmission and privacy of health information. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, requires us to comply with standards relating to the privacy of protected health information, the exchange of health information within our company and with third parties and protect the confidentiality and security of electronic protected health information. The privacy standards became effective in April 2003, standards for electronic data transactions and code sets became effective in October 2003, and security of health information became effective in April 21, 2005. Our ability to comply with the transaction and security standards is, in part, dependent upon third parties, including the fiscal intermediaries and state program payors also complying with HIPAA. We do not believe our on-going implementation to comply with the HIPAA standards will have a material impact on us. Should it be determined that we have not complied with the new standards, we could be subject to civil sanctions.
      If we do not comply with the requirements prescribed within our leases or debt agreements pertaining to Revenue Bonds, we will be subject to financial penalties. Under the terms of the debt agreements relating to the Revenue Bonds, that were issued and repaid, or remain outstanding, and those issued by landlords who we lease certain of our facilities from, we are required, among other things, to lease at least 20% of the units of the projects to low or moderate income persons as defined in Section 142(d) of the Internal Revenue Code. This condition is required in order to preserve the federal income tax exempt status of the Revenue Bonds during the term they are held by the bondholders. There are additional requirements as to the age and physical condition of the residents with which we must also comply. Non-compliance with these restrictions may result in an event of default and result in fines and other financial costs. For Revenue Bonds pursuant to our lease agreements, an event of default would result in a default of the terms of the lease.

      If we do not comply with terms contained within leases for our leased nursing and assisted living facilities, nor maintain the facilities, we could be faced with financial penalties and the loss of the facility from our portfolio. We currently lease 56 assisted living and nine nursing facilities from several landlords and, pursuant to those leases, we must meet certain conditions that vary from lease to lease. Those conditions can include maintenance of certain financial performance ratios, maintenance standards of the facilities, maintenance of insurance, and other requirements. Certain of the leases provide the landlord with our financial records and the right to inspect the facilities. Failure to meet the conditions of the leases could result in a default of the leases, the loss of the right to operate on the premises, and financial and other costs.
      If we do not achieve and maintain competitive quality of care ratings from CMS in our skilled nursing facilities our business may be negatively affected. CMS provides comparative data available to the public on its website rating every nursing facility operating in each state based upon nine quality-of-care indicators. These quality-of-care indicators include such measures as percentages of patients with infections, bedsores and unplanned weight loss. We currently monitor the comparative data posted on the website to respond to potential consumers should questions arise. If we are unable to achieve quality of care ratings that are comparable or superior to those of our competitors, our ability to attract and retain patients could be affected and, as a result, our occupancy levels could decline.
      Within our skilled nursing facilities, changes in the case mix of residents, the mix of residents by payor type and payment methodologies may significantly affect our profitability. The sources and amounts of our nursing facility resident revenues will be determined by a number of factors, including licensed bed capacity and occupancy rates of our nursing facilities, average length of stay of our residents, the mix of residents by payor type (for example, Medicare versus Medicaid or private), and, within the Medicare and certain Medicaid programs, the distribution of residents assessed within the RUGs. Changes that increase the percentage of Medicaid residents within our facilities can have a material adverse effect on our financial operations, especially in states whose reimbursement levels are below the cost of providing care.
      Within our assisted living facilities, changes in the percentage of private residents, the level of care services, and, where applicable, Medicaid rates, may significantly affect our profitability. The sources and amounts of our assisted living facility resident revenues will be determined by a number of factors, including licensed unit capacity and occupancy rates of our assisted living facilities, average length of stay of our residents, the mix of private versus Medicaid funded residents, and the level of care services required for our residents. Where residents pay privately, the income and assets of our residents and their family members can impact our private pay revenues. Economic downturns or changes in demographics could adversely affect the ability of seniors to afford our daily resident fees. If we are unable to attract seniors with sufficient income, assets or other resources, our resident revenues and results of operations may decline. An increase in the percentage of Medicaid residents within our facilities could have a material adverse effect on our financial operations, especially in states whose reimbursement levels are below the cost of providing care and other services.
      If we fail to cultivate new or maintain existing relationships with the physicians in the communities in which we operate, our patient base in our skilled nursing facilities may decrease. Our success depends in part upon the admissions and referral practices of the physicians in the communities in which we operate and our ability to cultivate and maintain relationships with these physicians. Physicians referring patients to our facilities are not our employees and are free to refer their patients to other providers. If we are unable to successfully cultivate and maintain strong relationships with these physicians, our patient population may decline.
      We self-insure workers compensation, health and dental and certain other risks. For the majority of our operations, we self-insure for workers compensation claims up to a certain per incident and aggregate total claim limit. In addition, we self-insure, for the majority of our employees, our health and dental coverage. Our costs are subject to changes are a direct result of claims incurred, some of which may not be within our control. We employ risk management personnel to assist our facilities in taking the appropriate measures to maintain a safe workplace environment and to manage workers compensation claims. We also engage a third party provider to manage our health claims.

      Certain of our facilities are located in areas that may be subject to flooding or susceptible to hurricanes and tornadoes. Though we retain property and business interruption insurance, in certain locations, our facilities are not fully insured for flood damage and we may not fully recover all losses sustained in the case of flooding, hurricanes, tornadoes or other incidents. In 2005, we incurred approximately $0.5 million in property damages and business interruption losses at three locations as a result hurricane Rita, and are seeking partial compensation for this incident.
      We face national, regional and local competition. Our nursing and assisted living facilities compete on a local, regional and national basis with other long-term care providers. The number of competing centers in the local market, the types of services available, quality of care, reputation, age and appearance of each center and the cost of care in each locality all affect our ability to compete successfully. The availability and quality of competing facilities significantly influence occupancy levels in assisted living facilities. There are relatively few barriers to entry in the assisted living industry and, therefore, future development of assisted living facilities in the markets we serve could limit our ability to attract and retain residents, to maintain or increase resident service fees or to expand our business. See the “Business — Marketing and Competition” section of this Annual Report on Form 10-K.
      State efforts to regulate the construction or expansion of healthcare providers could impair our ability to expand through construction and redevelopment. Most of the states in which we currently operate have adopted laws to regulate expansion of nursing facilities. Certificate of need laws generally require that a state agency approve certain acquisitions or physical plant changes and determine that a need exists prior to the addition of beds or services, the implementation of the physical plant changes or the incurrence of capital expenditures exceeding a prescribed amount. Some states also prohibit, restrict or delay the issuance of certificates of need. Many states have established similar certificate of need processes to regulate the expansion of assisted living facilities, but the restrictions are less than for nursing facilities.
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

      We are required to comply with the Sarbanes Oxley Act of 2002, Section 404, or SOX, that involves an in-depth evaluation of our internal controls and compliance with the reporting requirements. As a non-accelerated filer, we are mandated to be compliant by December 31, 2007. However, since Extendicare is a foreign issuer in the United States, Extendicare and ourselves are required to be compliant by December 31, 2006. To comply with Section 404, we are required to conduct a thorough assessment of the effectiveness of our internal control structure and procedures for financial reporting to ascertain whether those controls are sufficient to prevent a material misstatement of our financial statements. The requirements of SOX are extensive and will involve considerable internal resources and the use of external consultants. We have a number of legacy accounting systems requiring additional internal resources to ensure proper controls are in place. Our financial systems are also reaching capacity limitations that may limit our ability to grow, and will require implementation of new systems within the next twelve to eighteen months. At the date of this Annual Report on Form 10-K, we are on schedule with the SOX assessment, however, there can be no assurance that we will not uncover internal control material weaknesses that will require disclosure in our SEC filings, nor additional resources to rectify the deficiencies identified. The existence of one or more material weaknesses, management’s conclusion that its internal controls over financial reporting are not effective, or the inability of our auditors to express an opinion or attest that our management’s report is fairly stated, could result in a loss of investor confidence in our financial reports, adversely affect Extendicare’s stock price and/or subject us to sanctions or investigations by regulatory authorities.
      We have swapped our certain fixed rate debt to variable rate debt and entered into swap and cap agreements that are subject to market-based pricing. We have two interest rate swap and cap agreements relating to the 2010 Senior Notes and 2014 Notes that effectively convert up to $272 million of fixed-rate indebtedness into variable-rate indebtedness. The two cap agreements limit the exposure to interest rate increases to a maximum, being the six-month LIBOR rate, of 7%. As of December 31, 2005, each one percentage point increase in the six-month LIBOR will result in an annual increase in interest expense of approximately $2.7 million. We can redeem at our option, and terminate the swap and cap agreements, the 2010 Senior Notes after July 1, 2006 and the 2014 Notes after July 1, 2009 subject to prescribed redemption prices.
      The departure of our key officers could negatively impact our business. We have developed an experienced management team at the corporate and regional levels that believes in the culture that we have developed and implemented to achieve the improved operating results over the past several years. The departure of the senior management group could have a negative impact to our business.
      If we are unable to control operating costs and generate sufficient cash flow to meet operational and financial requirements, including servicing our indebtedness, our business operations may be adversely affected. Cost containment and lower reimbursement levels by third party payors, including federal and state governments, have had a significant impact on the healthcare industry as a whole and on our cash flows. Our operating margins continue to be under pressure because of continuing regulatory scrutiny and growth in operating expenses, such as labor costs and insurance premiums. In addition, as a result of competitive pressures, our ability to maintain operating margins through price increases to private residents is limited. If we are unable to generate sufficient cash flow to service our indebtedness, our business operations will be materially adversely affected. As of December 31, 2005, we were in compliance with the financial covenants of our credit facility, Subordinated Notes and Senior Notes, and management has a strategy to remain in compliance. However, there can be no assurance that we will comply with our debt covenant requirements in the future. If we are unable to do so, our business operations may be materially adversely affected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
      None.

ITEM 2.	PROPERTIES
      At December 31, 2005, we operated 350 long-term care facilities with 22,607 beds in 19 states, of which 139 were nursing facilities with 13,934 beds and 211 were assisted living facilities with 8,673 units. We also managed 12 long-term care facilities with 968 beds, of which 7 were nursing facilities with 813 beds and five were assisted living facilities with 155 units. In addition, we provided consulting services for 90 long-term care facilities with 10,471 beds. In addition, we owned 4 long-term care properties which were nursing properties with 475 beds that were leased and operated by an unrelated long-term care provider. At December 31, 2005, we also operated 21 rehabilitative therapy clinics: eleven in Pennsylvania, one in Ohio, two in Texas and seven in Wisconsin. The following table lists by state, the nursing and assisted living facilities that we operated or managed at December 31, 2005:

					Total Facilities
	Assisted Living		Nursing		Under Management

		Resident		Resident		Resident
	Number	Capacity	Number	Capacity	Number	Capacity

Pennsylvania	12	493	19	2,208	31	2,701
Pennsylvania — Managed	5	155	7	813	12	968
Ohio	20	809	29	3,020	49	3,829
Indiana	23	965	19	1,866	42	2,831
Wisconsin	12	631	24	2,024	36	2,655
Washington	23	1,006	15	1,588	38	2,594
Texas	42	1,708	—	—	42	1,708
Kentucky	1	55	19	1,633	20	1,688
Minnesota	1	58	7	947	8	1,005
Oregon	20	703	3	214	23	917
Idaho	9	344	2	194	11	538
Arizona	9	400	—	—	9	400
South Carolina	9	351	—	—	9	351
Nebraska	9	324	—	—	9	324
New Jersey	8	312	—	—	8	312
Iowa	6	224	—	—	6	224
Louisiana	4	173	—	—	4	173
Delaware	—	—	1	120	1	120
West Virginia	—	—	1	120	1	120
Michigan	3	117	—	—	3	117

Total	216	8,828	146	14,747	362	23,575

Owned	155	6,506	130	12,915	285	19,421
Leased(1)	56	2,167	9	1,019	65	3,186

Total Facilities Under Operations	211	8,673	139	13,934	350	22,607
Managed	5	155	7	813	12	968

Total Facilities Under Management	216	8,828	146	14,747	362	23,575

					Total Facilities
	Assisted Living		Nursing		Under Management

		Resident		Resident		Resident
	Number	Capacity	Number	Capacity	Number	Capacity

Consulting services(2):
Florida					47	6,016
Texas					22	2,276
Massachusetts					5	606
Louisiana					3	565
Pennsylvania					4	564
North Carolina					3	234
Maryland					1	135
Tennessee					5	75

Total consulting services					90	10,471

Total, including consulting services					452	34,046

Breakdown by type of facility:
Assisted living					229	9,630
Nursing					223	24,416

Total, including consulting services					452	34,046

OTHER PROPERTIES OWNED:
Nursing facilities under lease(3)					4	475

(1)	The remaining life of the leases, not including renewal options, ranges from one to nine years, the average being seven years. We have a right of first refusal for four skilled nursing properties and have options to purchase one nursing property and five assisted living properties. The leases of the five assisted living properties are accounted for as capital leases (refer to Note 21 to our consolidated financial statements). In January 2006, we extended the leases of two Ohio nursing facilities for additional 10-year terms commencing February 1, 2006. In February 2006, we executed a purchase agreement to acquire a nursing facility (150 beds) that we currently lease in Ohio for $9.0 million in cash that is anticipated to close in the second quarter of 2006. For lease payment information, please see Note 21 to our consolidated financial statements.

(2)	Consulting services provided to the facilities listed include billing, accounts receivable tracking, invoice processing, payroll, financial reporting and cost reimbursements services.

(3)	We own four nursing properties held under lease arrangements with Senior Health Properties — Texas, Inc., an unrelated long-term care operator, whose term matures on September 30, 2006. Refer to Notes 21 and 17(d) of our consolidated financial statements for further information.
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
      As referred to in the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” section of this Annual Report on Form 10-K, pursuant to the disposition of our pharmacy operations in 1998, we entered into a Preferred Provider Agreement with Omnicare, Inc., or Omnicare. The terms of the Preferred Provider Agreement enabled Omnicare to execute Pharmacy Service Agreements and Consulting Service Agreements with all of our skilled nursing facilities. We are currently negotiating the pricing of drugs for Medicare residents and should this matter not be settled, the matter will be taken to arbitration. In addition, in connection with its agreements to provide pharmacy services, Omnicare has requested arbitration for an alleged lost profits claim related to our disposition of assets, primarily in Florida. Damage amounts, if any, cannot be reasonably estimated based on information available to us at this time. We continue to discuss the claim and should we fail to resolve the matter, the claim will be taken to an arbitration hearing. An arbitration hearing has not been scheduled. We believe that we have interpreted correctly and complied with the terms of the agreement, however, there can be no assurance that we will prevail at any arbitration hearing, or that other claims will not be made with respect to the agreement.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      Not applicable.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
      As of the date of this Annual Report on Form 10-K, Extendicare Holdings, Inc., or EHI, a wholly-owned subsidiary of Extendicare Inc., owns all of our outstanding common stock and therefore there is no external market for our shares. We paid a dividend of $2.5 million to EHI in 2005 but did not pay any dividends in 2004 or 2003. We received federal tax refunds from EHI and made federal tax-related payments to EHI in settlement of federal taxes amounts due to or from EHI throughout this period. We are restricted from making payments or paying dividends to EHI, except to: (1) reimburse EHI for up to $5.0 million of corporate overhead expenses incurred in the ordinary course of business, and (2) pay any taxes which are due and payable by EHI.

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

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(Thousands of dollars unless otherwise noted)
Income Statement Data:
Revenues:
Nursing and assisted living facilities	$1,161,126	$890,543	$805,746	$751,475	$733,883
Outpatient therapy and medical supplies	11,261	10,987	11,524	10,280	9,515
Other	17,269	16,605	15,153	16,829	17,173

Total revenues	1,189,656	918,135	832,423	778,584	760,571
Costs and expenses:
Operating	957,163	742,938	694,538	658,318	654,441
General and administrative	37,316	29,722	30,871	32,947	32,387
Lease costs	21,890	9,029	9,079	10,594	14,435
Depreciation and amortization	45,123	33,367	35,627	35,717	38,852
Interest expense, net	36,840	17,321	30,070	32,428	35,560
Valuation adjustment on interest rate caps	1,803	7,983	(131)	—	—
Loss (gain) on disposal of assets, provision for closure and exit costs and impairment of long-lived assets	(6,050)	1,716	—	1,332	23,142
Loss on refinancing and retirement of debt	275	6,484	—	2,849	75

Income (loss) from continuing operations before income taxes and change in accounting principle	95,296	69,575	32,369	4,399	(38,321)

Net income (loss)	$45,547	$67,738	$20,086	$3,220	$(27,495)

Operating Data:
Number of facilities at end of period:
Owned and leased:
Nursing	139	138	136	135	135
Assisted living	211	32	34	36	36

Total owned and leased	350	170	170	171	171

Managed	12	12	19	22	23
Consulting services	90	77	63	39	35
Average resident census (continuing operations):
Nursing	12,787	12,562	12,253	12,081	11,381
Assisted living	6,940	1,434	1,496	1,472	1,463
Average occupancy rate (continuing operations):
Nursing	92.8%	92.0%	91.3%	90.0%	87.3%
Assisted living	87.0%	84.4%	86.3%	83.9%	83.1%
Payor source as a % of total revenue (continuing operations):
Medicare	27%	30%	28%	26%	24%
Medicaid	45%	47%	48%	49%	50%
Private pay	28%	23%	24%	25%	26%
Balance Sheet Data (end of period):
Cash and cash equivalents	$13,347	$29,612	$48,855	$24,360	$407
Working capital	16,091	29,570	55,795	29,897	(2,554)
Property and equipment	750,075	446,085	448,743	453,119	477,830
Total assets	1,059,892	735,957	833,349	830,278	795,246
Total debt	519,226	291,932	392,918	398,150	385,347
Shareholder’s equity	294,511	250,189	182,660	159,201	156,002
Other Financial Data:
Capital expenditures for property and equipment	32,851	25,444	21,029	18,659	16,348
Capital expenditures for acquisitions	15,809	6,454	4,124	17,930	—
Capital expenditures for new construction	19,145	14,970	4,304	—	—
Net cash flow provided by operating activities	91,536	81,400	56,033	38,832	82,626
Days of revenue outstanding	37	37	40	43	45

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Overview
      For the fifth consecutive year, we continued to strengthen our operations and financial performance and expand our long-term care business. Within our nursing home operations, we increased our Medicare average daily census, or ADC, by 10.0%, and received favorable retroactive Medicaid settlements in both Pennsylvania and Indiana, which improved our operating results in 2005 compared to 2004. In February 2005, through the acquisition of Assisted Living Concepts, Inc., or ALC, we became the fifth largest assisted living provider in the United States. And, despite a year in transition for ALC, we achieved our targeted administrative synergies that resulted in the acquisition being accretive to net earnings. However, the Medicaid rate increases received in July 2005 that were below the rate of inflation, along with elimination of the Medicare RUGs refinement funding and implementation of Medicare Part D drug benefit effective January 1, 2006, remind us of the inherent risks of our highly regulated environment, and resulted in a review of our operations going forward. We commenced plans to divest of, or have completed the divestiture of, identified non-strategic assets and have commenced plans to maximize earnings under the new RUGs classification system effective January 1, 2006.
      In February 2006, the Board of Directors of Extendicare Inc., or Extendicare, announced the appointment of a committee of independent directors to review and consider various structures and options that would provide value to its shareholders. The Board of Extendicare believes that the Extendicare share price has not been reflective of its underlying operational performance and historical results. A sale or reorganization of all, or part of Extendicare, which may include us, are among the alternatives being explored. Extendicare gave no assurance that any such transaction will be completed in whole or in part. Extendicare has also appointed Lehman Brothers to be its advisor. Through the sale or re-organization of all, or part, of Extendicare may impact the future business strategies outlined below. However, it is Extendicare’s intention to accomplish any corporate initiative in a manner that will maintain its commitment of quality patient care, preserve its strong relationships with employees and ensure continual success of its business operations.
      Our business strategy and competitive strengths are outlined in detail in Item 1 in this Annual Report on Form 10-K. Our key business goals are to:

•	provide quality, clinically-based services;

•	strengthen Medicare census in our nursing facilities, private census in our assisted living facilities and total average daily census in both nursing and assisted living facilities;

•	expand non-government based revenue sources, thereby decreasing the level of risk and reliance on government funding;

•	expand our asset portfolio through acquisition or internal growth, and actively manage our asset portfolio, including where appropriate, divesting facilities that fail to meet our performance goals;

•	diversify within the long-term care industry through growth of facilities under full management or selected consulting, agreements and rehabilitation clinics;

•	increase our operating efficiency; and

•	improve operating cash flow.
      We will continue to focus on these key strategies as we undertake the Board of Extendicare’s direction to explore strategic alternatives.
      On January 31, 2005, we completed the acquisition of ALC, of Dallas, Texas for total purchase consideration of approximately $285 million, including the assumption of ALC’s existing debt with a book value of approximately $141 million. The acquisition was completed immediately subsequent to, and pursuant to, the shareholder approval of the merger and acquisition agreement entered into with ALC on November 4, 2004 that provided for the acquisition of all of the outstanding shares and stock options of ALC for $18.50 per share. We financed the acquisition by using approximately $29 million in cash on hand, a $55 million 6% Term Loan from Extendicare Holdings, Inc. or EHI, our sole shareholder, and drawing down $60 million from our Revolving Credit Facility or former Revolving Credit Facility. On January 31, 2005, ALC had a portfolio of 177 assisted living facilities, comprised of 122 owned properties and 55 leased facilities, representing 6,838 units located in 14 states, many in markets where we operated. The goal of the acquisition was to expand our asset portfolio and level of non-government based revenue sources. The operations of ALC are included in our consolidated financial statements of income, our consolidated statements of cash flows, and our key performance indicators beginning February 1, 2005. For the eleven month period, ALC contributed, after all associated financing costs, net earnings after taxes of $7.9 million. Through the acquisition of ALC, we became the fifth largest assisted living provider in the United States.
      On August 4, 2005, we entered into a Third Amended and Restated Credit Agreement, or the Amended and Restated Credit Facility, to increase our total borrowing capacity from $155 million to $200 million, reduce the cost of borrowing and provide increased financial flexibility. Included within the Amended and Restated Credit facility is a Term Loan for $86 million and a $114 million revolving credit facility.
      In our nursing facilities, Medicare census increased 10.1% on a same facility basis to 2,282 in 2005 compared to 2,073 in 2004 and 1,902 in 2003, and total census increased 1.0% on a same facility basis to 12,413 in 2005 compared to 12,292 in 2004 and 12,167 in 2003.
      Our 2005 earnings reflect the approval of state plan amendments and waivers in Pennsylvania and Indiana that resulted in retroactive state funding, net of the associated provider taxes, together with other prior year Medicare and Medicaid settlements, of $8.1 million pre-tax relating to the period July 1, 2003 to December 31, 2004.
      During 2005, we acquired one nursing facility (126 beds) in Pennsylvania for $7.6 million in cash and another nursing facility (127 beds) in Kentucky for $8.2 million in cash. We completed eight construction projects, opening three new assisted living facilities (150 units) and expanding the operational capacity of four existing assisted living facilities (96 units) and one nursing facility (18 beds).
      In August 2005, we sold our six Florida nursing properties that were formerly leased to Senior Health Properties — South, Inc., or Senior Health — South, for net proceeds of $9.4 million, resulting in a pre-tax gain of $3.4 million. In September 2005, we commenced plans to dispose of three nursing facilities in Minnesota. Two of these Minnesota nursing facilities were closed in December 2005 after the residents were relocated. In December 2005, we sold the Lakeside, Wisconsin nursing property, formerly leased to Lakeside Health L.L.C., or Lakeside Health, for net proceeds of $1.2 million, resulting in a pre-tax gain of $0.8 million, which partly offsets the $6.0 million loss recorded for the funding of Lakeside Health’s operating deficiencies for 2005. We have reported results of all of these operations, and the related pre-tax gains (or losses) from dispositions of the Senior Health — South and Lakeside properties, as discontinued operations in our consolidated statements of income.
      In September 2005, we exercised our warrant to purchase common shares of Omnicare, Inc., or Omnicare, for proceeds of 164,000 shares and $47,000 in cash for fractional shares. As a result of an amendment to the warrant agreement in September 2005 that provided for a cashless exchange of the warrant and receipt of the Omnicare shares and cash, we recorded a pre-tax gain of $9.2 million based upon the market value of the shares on the date of the exchange. In December 2005, we sold 64,000 Omnicare shares resulting in an additional pre-tax gain of $0.4 million, and recorded an unrealized pre-tax gain for the December 31, 2005 market value of the remaining Omnicare shares of $0.2 million. In December 2005, we recorded a $4.5 million pre-tax impairment charge to establish an allowance against amounts due from Senior Health Properties — Texas, Inc., or Senior Health — Texas. Limited Medicaid rate increases have caused the cash flow of those operations to decline over the past year. We had advanced $4.5 million to Senior Health — Texas in 2001, as part of the sale of all of our Texas nursing home operations to Senior Health — Texas.
      As of December 31, 2005, we recognized a net after-tax charge of $6.4 million (net of income taxes of $4.3 million) for the cumulative effect of change in accounting principle relating to the adoption of Financial Accounting Standards Board, or FASB, Interpretation Bulletin No. 47. FASB Interpretation Bulletin No. 47,

or FIN No. 47, requires the recording of a liability for the fair value of a legal obligation to perform asset-retirement activities that are conditional on a future event if the amount can be reasonably estimated. We determined that an asset retirement obligation exists for asbestos remediation. Though asbestos is not currently a health hazard in our facilities, upon renovation, we may be required to take the appropriate remediation procedures in compliance with state law to remove the asbestos. The removal of asbestos-containing materials includes primarily floor and ceiling tiles from our pre-1980 constructed nursing facilities and a few older assisted living facilities.
      We depend heavily upon government funded programs with Medicare and Medicaid contributing 72% of our revenues in 2005. Governmental payment programs are subject to statutory and regulatory changes, retroactive rate adjustments, administrative or executive orders and government funding restrictions, all of which may materially change the amount of payments to us for our services. After previous announcements, in July 2005 the Centers for Medicare & Medicaid Services, or CMS, announced the final regulation to terminate funding the RUGs Refinements enhancements effective December 31, 2005. In conjunction with this change, CMS announced the expansion, effective January 1, 2006, of the 44 RUGs classifications to 53, whereby the nine new RUGs classifications would reimburse operators for the care provided for medically complex residents who require rehabilitation services and treatment of multiple illnesses. In addition, CMS also announced increases in the nursing and therapy components of the case mix index for all 53 RUGs rates effective January 1, 2006.
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
Revenues
      We derive revenues by providing routine and ancillary healthcare services to residents in our network of facilities. Long-term healthcare services provided to our residents include services such as nursing care and related medical services, such as subacute care, and assisted living. We also derive revenues by providing rehabilitative therapy to outside third parties at our rehabilitation clinics, and earn management and consulting revenues from other long-term care organizations.
Nursing and Assisted Living Facilities
      Within our nursing facilities, we generate our revenue from Medicare, Medicaid and private pay sources. Within our assisted living facilities we generate revenue from private and Medicaid sources. Medicaid rates are generally lower than rates earned from Medicare, private, commercial insurance and other sources. Therefore, we consider non-Medicaid Census, or Quality Mix, an important performance measurement indicator, where Quality Mix is defined as revenues or census earned from payor sources other than from Medicaid programs. In addition, within Quality Mix, we focus on short-term stay programs and services for our nursing home operations. The following table sets forth our Medicare, Medicaid and private pay sources of revenues for all of our nursing and assisted living facilities by percentage of total revenue and the level of Quality Mix, excluding revenues from retroactive settlement adjustments.

	Percentage of Total Nursing and
	Assisted Living Revenues
	Year Ended December 31

	2005	2004	2003

Medicare	28.6%	31.3%	28.5%
Private and other	27.0%	20.6%	22.1%

Quality Mix	55.6%	51.9%	50.6%
Medicaid	44.4%	48.1%	49.4%

Total	100.0%	100.0%	100.0%

      The acquisition of ALC impacted all of our percentages for 2005. For the eleven-month period ended December 31, 2005, ALC earned approximately 74% of its total revenues from private pay residents, and the balance from Medicaid. Therefore, the acquisition of ALC primarily accounts for the 2005 increase in the percentage of revenue from private and the 2005 decline in percentages for Medicare and Medicaid revenues.
Nursing Facilities
      The following table sets forth our Medicare, Medicaid and private pay sources of revenue for all of our nursing facilities by percentage of total revenue and the level of Quality Mix, excluding revenues from prior year adjustments.

	Percentage of Total
	Nursing Revenues
	Year Ended December 31

	2005	2004	2003

Medicare	35.1%	32.7%	29.9%
Private and other	15.4%	17.4%	18.6%

Quality Mix	50.5%	50.1%	48.5%
Medicaid	49.5%	49.9%	51.5%

Total	100.0%	100.0%	100.0%

Assisted Living Facilities.
      The following table sets forth our private pay and Medicaid sources of revenue for all of our assisted living facilities by percentage of total revenue and the level of Quality Mix.

	Percentage of Total
	Assisted Living Revenues
	Year Ended December 31

	2005	2004	2003

Private and other (Quality Mix)	78.1%	91.7%	93.6%
Medicaid	21.9%	8.3%	6.4%

Total	100.0%	100.0%	100.0%

      Prior to the acquisition of ALC, 8% of assisted living facilities revenues were from Medicaid programs, compared to 26% for ALC during 2005.
Other Revenues
      We derive outpatient therapy revenues by providing rehabilitation therapy services to outside third parties at our clinics. The revenue sources are primarily Health Maintenance Organizations, or HMO’s, and commercial insurance (46%), workers’ compensation (23%), Medicare (22%), Medicaid (4%) and other sources, including self-pay residents (5%). Management and consulting fees are paid directly from the long-term care organizations that we contract with to provide services.
Legislative Actions Affecting Revenues
Legislation Actions Affecting Medicare Revenues
      The Prospective Payment System, or PPS, was implemented for funding skilled nursing facilities certified under the Medicare program effective January 1, 1999, and was phased in over a four-year period ending January 1, 2002. As a result of the industry coming under financial pressure due to the implementation of PPS, Congress passed two acts to provide some relief to the industry, namely the BBRA of 1999 and the BIPA of 2000. These laws contained additional funding provisions to assist providers as they adjusted to PPS for an interim period. The funding enhancements implemented by the BBRA and BIPA fell into two categories. The first category was “Legislative Add-ons”, which expired on September 30, 2002, and which included a 16.66% add-on to the nursing component of the RUGs rate and a 4% base adjustment. The second category, referred to as the “RUGs Refinements”, involved, after amendment, add-ons to 14 rehabilitation categories of 6.7% each, and continued until December 31, 2005.
      Effective October 1, 2003, CMS increased Medicare rates by 6.26% reflecting: (1) a cumulative forecast correction, or Administrative Fix, to correct past years under-funded rate increases, which increased the Federal base payment rates by 3.26%; and (2) the annual market basket increase of 3.0%. Based upon the Medicare case mix and census in the fourth quarter of 2003, the impact of the 6.26% Medicare rate increase resulted in an increase in the Medicare rate of approximately $18.45 per patient day, or $3.5 million of revenues in 2003, and approximately $14.6 million of revenues in 2004 based on the Medicare case mix and census for the year ended December 31, 2004. This Medicare rate increase was tempered by higher labor costs, to fulfill the commitment to CMS that in providing the Administrative Fix providers would increase direct care and services for their residents. In October 2003, CMS published notice to skilled nursing facilities that within future cost reports, it will require confirmation that the Administrative Fix funding was spent on direct patient care and related expenses.
Future Medicare Changes
      In July 2005 CMS announced the final regulation to terminate funding the RUGs Refinements enhancements effective December 31, 2005. In conjunction with this change, CMS announced the expansion, effective January 1, 2006, of the 44 RUGs classifications to 53, whereby the nine new RUGs classifications reimburse operators for the care provided for medically complex residents who require rehabilitation services and treatment of multiple illnesses. In addition, CMS also announced increases in the nursing and therapy components of the case mix index for all 53 RUGs rates effective January 1, 2006. CMS also announced a 3.1% market basket increase that took effect October 1, 2005, which increased our average Medicare Part A rate by $10.66 per patient day in the fourth quarter of 2005. Based upon our preliminary review conducted in October 2005, using the Medicare case mix and census for nine-months ended September 30, 2005, we estimated a loss of revenues from the expiration of the RUGs Refinement enhancements of approximately $20.00 per Medicare day. Based on further analysis and our preliminary review of early 2006 Medicare revenues, the nine new categories are generating incremental revenues such that the decline from the fourth quarter 2005 to our first quarter 2006 estimates are $6.00 per Medicare day or $5.3 million. These estimates are based upon a number of assumptions and estimates that may vary from the actual impact of the RUGs Refinement.
      The Medicare Part D benefit that arose from the Medicare Prescription Drug Improvement and Modernization Act of 2003 was implemented by CMS effective January 1, 2006, and provides access to prescription drug coverage for Medicare beneficiaries. Medicare Part D is a voluntary drug benefit, except for dually eligible Medicare and Medicaid residents, who must enroll in the program. The program provides a prescription drug benefit through a fee-for-service prescription drug plan, or PDP. For a premium, eligible residents will have their drug costs administered through a government contracted PDP provider, who will negotiate contracts with the institutional pharmacies, including Omnicare, which provides the pharmacy services to the majority of our nursing facilities. As of December 31, 2005, Omnicare had contracted with the majority of all PDPs, to which our residents would subscribe. However, we could be faced with incremental drug and administrative costs both in the conversion period over to the Medicare Part D plan and afterwards, as PDPs exercise their strategies to manage drug costs on behalf of their subscribers.
      In December 2005, CMS announced its plan to reduce its level of reimbursement from 100% to 70% for Part A co-insurance bad debts involving residents who are not dually eligible for Medicare and Medicaid. Based upon our population of non-dually eligible residents, the estimated annual impact of this change would reduce Medicare revenues by $0.5 million effective January 2006. Therefore, we will continue to be reimbursed for all remaining Part A co-insurance bad debts that amount to approximately $14.7 million per year. However, CMS continues to consider a reduction of the reimbursement for Part A co-insurance bad debts for dually eligible residents. And, though unlikely to receive congressional approval, the proposed President Bush 2007 budget totally eliminates the level of reimbursement of Part A co-insurance bad debts.
      In December 2005, CMS confirmed, subject to the passage of government legislation, the implementation of a cap on Part B therapy services of $1,740 per annum for physical and speech therapy, and a second cap of $1,740 for occupational therapy, effective January 1, 2006. However, the Budget Refinement Act of 2005 established a one-year exception process to the therapy caps for individuals who can prove medical necessity for the therapy. We primarily provide therapy for residents covered by Medicare Part A, however we do provide approximately $23.2 million in therapy services for residents covered by Medicare Part B. We believe the one-year exception process will apply to the majority of our residents requiring Part B therapy services. Effective January 2007, the exception process will be removed unless extended by Congress or CMS. The impact of a therapy cap cannot be reasonably estimated based on the information available to us at this time, however it could reduce our therapy revenues.
      There can be no assurance that the implementation of the final regulation involving the RUGs Refinement and the announced changes in respect of Part A reimbursable bad debt and Part B therapy caps may not have a significant impact on the Company’s reimbursement of Medicare revenues.
Medicaid Rates and State Plan Amendments that affected Medicaid Revenues
      We receive new annual Medicaid rates effective July 1 in seven of the 11 states where we operate nursing facilities. In July 2005, we did not receive an increase in rates in Ohio and Wisconsin and the estimated weighted average increase was less than 1.5%, exclusive of changes in case mix indices, provider tax changes, and other controllable factors. As a result of these increases, which were below the rate of inflation, our margins in 2005 were negatively impacted. Both Pennsylvania and Ohio have announced that new reimbursement systems will be implemented effective July 1, 2006.
      In June 2005, CMS and the State of Indiana announced the approval of a state plan amendment and waiver, which increased federal funding to the Medicaid program retroactively to July 1, 2003. As a result, we recognized incremental revenues, net of expenses, of $6.5 million pertaining to the period July 1, 2003 to December 31, 2004. We recorded the impact of the announcements as advised and therefore revenue and expense adjustments were made in two quarters in 2005. In the second quarter of 2005, we recognized estimated incremental revenues pertaining to the state plan amendment of $11.0 million and provider tax expense of $6.3 million relating to the period from July 1, 2003 to December 31, 2004. In the third quarter of 2005, the final revenue rates were released by Indiana, and as a result, incremental revenues pertaining to the state plan amendment of $1.8 million were recorded pertaining to the period of July 1, 2003 to December 31, 2004. As of December 31, 2005, all revenues have been received except for $0.4 million, which is included in accounts receivable, and all provider taxes have been paid except for $0.1 million which is included in accrued liabilities.
      In January 2005, the States of Pennsylvania and Washington received approval from CMS for state plan amendments and waivers, which increased federal funding for their Medicaid programs and provided nursing facilities with revenue rate increases to offset new state provider taxes. The Washington approval had no impact on our income. In March 2005, the State of Pennsylvania officially approved and committed to the state plan amendment and waiver resulting in incremental revenues, net of expenses, of $2.5 million pertaining to the period July 1, 2003 to December 31, 2004. We recorded the impact of the announcements as advised, and therefore revenue and expense adjustments were made in two quarters in 2005. As a result of the Pennsylvania approval, in the first quarter of 2005, we recognized incremental revenues pertaining to the state plan amendment of $16.5 million and provider tax expense of $13.3 million relating to the period from July 1, 2003 to December 31, 2004. Offsetting this increase in revenues, the State of Pennsylvania published its final Medicaid rates for the year commencing July 1, 2004, which resulted in a reduction of previously accrued revenues of $0.7 million in the first quarter of 2005. As of December 31, 2005, all revenues have been received except for $4.1 million which is included in accounts receivable, and all provider taxes have been paid except for $4.3 million which is included in accrued liabilities.
      Effective July 2004, the State of Kentucky received approval from CMS of a state plan amendment and waiver. The Kentucky plan amendment and waiver contributed approximately $2.3 million in incremental income before income taxes for the six month period ended December 31, 2004.
Future Medicaid Changes
      Effective January 1, 2006, the State of Indiana implemented a Medicaid rate reduction that amounts to $2.1 million per annum, and will apply to the eighteen month period ended June 30, 2007. During this period, the Medicaid rate will be adjusted for the impact of submitted cost reports and changes in case mix indices.
      Effective January 1, 2006, the State of Minnesota implemented the Minnesota Senior Health Options Program, or MSHO, which is the first and largest state-sponsored program that integrates the Medicaid and Medicare programs into a market-based managed care delivery system. In this program, the State of Minnesota has contracted out the management to MSHO health care providers to coordinate the care and payment for services of both Medicare and Medicaid eligible residents. Residents become registered with designated MSHO providers that have been given the mandate to oversee clinical services in order to improve clinical outcomes, to reduce the duplication of services and reduce costs for the state. MSHO has the potential to reduce occupancy levels as residents are directed to home and community-based programs, increase the number of short-term stay residents by shortening the length of their stay, delay the receipt of billed claims, and reduce Medicaid and Medicare rates.
      For 2006, the states of Pennsylvania and Ohio have announced the implementation of new reimbursement systems effective July 1, 2006. We can not quantify the impact of these new reimbursement systems at this time.
Revenue Adjustments and Provisions (Recovery) for Outstanding Medicare and Medicaid Receivables
      We are subject to adjustments and provisions for recovery of revenues for outstanding Medicare and Medicaid receivables. Medicare settlement receivables primarily relate to reimbursable Part A co-insurance receivables and outstanding settlements from the cost-based reimbursement program prior to the implementation of PPS on January 1, 1999. Medicaid settlement receivables relate to programs with a retrospective reimbursement system. Differences between the final settlement and amounts previously recorded are reported as adjustments to revenues in the period of determination.
      In respect of Medicare, we have ongoing discussions with our fiscal intermediary, or FI, regarding the treatment of various items related to prior years’ cost reports. Normally, items are resolved during the audit process and no provisions are required. For items involving differences of opinion between us and a FI regarding cost report methods, such items can be settled through a formal appeal process. Should this occur, a contractual allowance for Medicare receivables may be provided for disagreements, and the provider may file an appeal with the Provider Reimbursement Review Board, or PRRB, of the CMS. Estimated differences between the final settlement and amounts recorded in previous years are reported as adjustments to revenues in the period.
      In respect of Medicaid in states that utilize retrospective reimbursement systems, nursing facilities are paid on an interim basis for services provided. Interim reimbursement rates are subject to adjustments based upon allowable costs, as determined from the annually submitted cost reports. In these states, revenues are subject to adjustments as a result of cost report settlements with the state.
      During 2005, we wrote off $2.2 million as a reduction in revenue pertaining to individual Medicare claims in dispute with a FI relating to reimbursable Part A co-insurance for various years. In addition, during 2005 we recognized incremental revenues, net of expenses, pertaining to the state plan amendments retroactive and applicable to 2003 and 2004 of $6.5 million and $2.5 million for Indiana and Pennsylvania, respectively.
      During 2003, we wrote off $4.0 million pertaining to individual Medicare claims in dispute with a FI for the cost report years 1996 through 1998. Of the $4.0 million write off, $1.3 million pertained to discontinued operations, and therefore, was applied to the previously accrued divested operations liability balance. The net adjustment of $2.7 million resulted in a reduction of revenues during 2003. Offsetting this, we recorded a recovery of $4.2 million in Medicaid revenues resulting from a favorable court decision in the State of Ohio relating to the recovery of alleged government overpayments for adjudicated Medicaid cost report periods.
      Below is a summary of prior year Medicare and Medicaid revenue adjustments or contractual adjustments, along with their corresponding expense, if applicable, by year:

	2005	2004	2003

	(Dollars in thousands)
Prior year revenue adjustments:
Pennsylvania state plan amendment (Medicaid)	$15,800	$—	$—
Indiana state plan amendment (Medicaid)	12,754	—	—
Favorable court decision in the State of Ohio relating to the recovery of alleged government overpayments for adjudicated Medicaid cost report periods	142	555	4,195
Pennsylvania Medicaid	946	3,006	949
Other states Medicaid	255	156	216
Write offs pertaining to individual Medicare claims in dispute with Fiscal Intermediary	(2,200)	(17)	(2,657)

	27,697	3,700	2,703
Prior year provider tax expense associated with revenue adjustments above:
Pennsylvania state plan amendment	$13,333	$—	$—
Indiana state plan amendment	6,258	—	—

	19,591	—	—

Net impact on income from continuing operations before income taxes and change in accounting principle	$8,106	$3,700	$2,703

Significant Events and Developments
Events of 2005
      Acquisition of ALC. On January 31, 2005, the shareholders of ALC approved the merger and acquisition agreement between us and ALC, and we completed the acquisition for total purchase consideration of approximately $285 million, including the assumption of ALC’s existing debt with a book value of approximately $141 million. We financed the acquisition by using approximately $29 million in cash on hand, a $55 million 6% Term Note from Extendicare Holdings, Inc., or EHI, and drawing $60 million from our former Revolving Credit Facility. On January 31, 2005, ALC had a portfolio of 177 assisted living facilities, comprised of 122 owned properties and 55 leased facilities, representing 6,838 units located in 14 states, many in markets where we operated. The goal of the acquisition was to expand our asset portfolio and level of non-government based revenue sources. The operations of ALC are included in our consolidated financial statements of income, our consolidated statements of cash flows, and our key performance indicators beginning February 1, 2005. For the eleven-month period, ALC contributed, after all associated financing costs, net earnings after taxes of $7.9 million.
      We have completed the valuation of assets and liabilities acquired and finalized the purchase price allocation. The impact of the acquisition on each asset and liability category in our balance sheet as of January 31, 2005 is as follows:

(In thousands)
ASSETS:
Cash, net of cash used to finance the acquisition	$(22,652)
Accounts receivable	2,898
Other current assets	8,722

Total current assets	(11,032)
Property, plant and equipment	283,686
Resident relationships intangible	6,357
Goodwill	5,556
Other long-term assets	1,459

Total assets	$286,026

LIABILITIES:
Current maturities of long-term debt	$3,418
Unfavorable leases as lessor	3,715
Other current liabilities	18,318

Total current liabilities	25,451
Long term debt:
Long-term debt of ALC assumed	140,212
Proceeds from 6% Term Loan from EHI to finance acquisition	55,000
Proceeds from former Revolving Credit Facility to finance acquisition	60,000

Total long-term debt	255,212
Deferred income taxes	608
Other long-term liabilities	4,755

Total liabilities	$286,026

      In January 2005, we amended our then existing senior secured Revolving Credit Facility, or former Revolving Credit Facility, to permit the loan from EHI and to partially finance the ALC acquisition. However, until we amended our former Revolving Credit Facility in August 2005, as noted below, the ALC debt we assumed in the acquisition was non-recourse to us and our subsidiaries that existed prior to the acquisition of ALC, and the debt and earnings of ALC were excluded from existing financial covenants under our former Revolving Credit Facility. In addition, until the August 2005 amendment, ALC and its subsidiaries were excluded from the list of our subsidiaries which are guarantors of our 9.5% Senior Notes due July 1, 2010, or 2010 Senior Notes, and our 6.875% Senior Subordinated Notes due May 1, 2014, or the 2014 Notes . Also, until the August 2005 amendment, we were totally restricted from borrowing further under our former Revolving Credit Facility and under the ALC credit facility to finance any ALC operating deficits, and all cash flow from ALC was required to be retained within its operations.
      In January 2005, Extendicare advanced $55.0 million to EHI, who, in turn, advanced $55.0 million as an unsecured Term Note to us, as part of the financing of the ALC acquisition. This Term Note has a term of five years, can be repaid at any time by us and bears interest at 6%.

      In January 2005, we entered into a Memorandum of Understanding, or MOU, and later two new master lease agreements with LTC Properties, Inc., or LTC, in respect of the 37 facilities leased by ALC from LTC. Under the terms of the MOU and master lease agreements, which became effective January 1, 2005, we agreed to increase the annual rent paid to LTC by $250,000 per annum for each of the successive four years, commencing on January 1, 2005, and amended the terms relating to inflationary increases. The 37 leases formerly had expiration dates ranging from 2007 through 2015. Under the terms of the master lease agreements, the initial 10-year lease commenced on January 1, 2005, and there are three successive 10-year lease renewal terms, to be exercised at our option. There are no significant economic penalties to us if we decide not to exercise the renewal options. The aggregate minimum rent payments for the LTC leases for the calendar years 2005 through 2008 are $9.4 million, $9.8 million, $10.2 million and $10.7 million, respectively. The minimum rent will increase by 2% over the prior year’s minimum rent for each of the calendar years 2009 through 2014. Annual minimum rent during any renewal term will increase a minimum of 2% over the minimum rent of the immediately preceding year. The MOU provides that LTC will not assert certain events of default against ALC under the original leases. In accordance with FASB Technical Bulletin 85-3, we have accounted for the effect of scheduled rent increases on a straight-line basis over the lease term.
      Prior to completion of the acquisition, we conducted a due diligence review to ascertain the risks associated with the acquisition. Though we believe these due diligence efforts identified and quantified those risks, by virtue of this acquisition we assumed all current and former financial, legal, regulatory and environmental risks associated with ALC. The integration of ALC within our operations commenced in February 2005, and included changes in senior and middle management personnel at ALC. We relocated the head office of ALC, and by May 1, 2005, had moved all accounting and information systems from Dallas, Texas to Milwaukee, Wisconsin.
      Amended and Restated Credit Facility. On August 4, 2005, we entered into the Amended and Restated Credit Facility to increase our total borrowing capacity from $155 million to $200 million, reduce the cost of borrowing and provide increased financial flexibility. Included within the Amended and Restated Credit facility is a Term Loan for $86 million and a $114 million revolving credit facility. On August 4, 2005, we borrowed $86.0 million under the Term Loan and $13.9 million under the revolving portion of the Amended and Restated Credit Facility, and repaid in full $64.0 million under the former Revolving Credit Facility, terminated the ALC GE Credit Facility and repaid, in full, $34.0 million under the ALC GE Capital Term Loan and ALC GE Credit Facility. Refer to “Liquidity and Capital Resources” for more information regarding the Amended and Restated Credit Facility.
      Improvement in Medicare Census. In our nursing facilities, on a same-facility basis, Medicare ADC for 2005 increased 10.0% to 2,302 from 2,093 in 2004. The improvement in Medicare ADC was the direct result of an intense focus on the growth of Medicare census by our marketing group. As we have previously disclosed, we have implemented consistent admission practices, have certified all of our nursing facility beds under the Medicare program and implemented routines that commit senior management to focus on census. All of these initiatives have driven the improved Medicare census results.
      Acquisitions and New Developments. In June 2005, we completed the acquisition of a nursing facility (127 beds) in Kentucky for $8.2 million in cash. In December 2005, we completed the acquisition of a nursing facility (126 beds) in Pennsylvania for $7.6 million in cash.
      During 2005, we completed eight construction projects that resulted in the opening of three new assisted living facilities (150 units) and expanded the operational capacity of four existing assisted living facilities (96 units) and one nursing facility (18 beds) for a total cost of $25.5 million. We have eight additional construction projects in progress that will increase operational capacity at four assisted living facilities (77 units), add one new nursing facility (89 beds) and increase the operational capacity of three nursing facilities (64 beds). The total estimated cost of the uncompleted projects is approximately $30.5 million. In July and December 2005, we acquired properties in Washington and Ohio for future development for $0.9 million and $0.1 million, respectively.
      Medicaid State Plan Amendments and Waivers. Our 2005 earnings reflect the approval of state plan amendments and waivers in Pennsylvania and Indiana that resulted, for the period July 1, 2003 to

December 31, 2004, in retroactive state funding, net of the associated provider taxes, along with other prior year Medicare and Medicaid settlements, of $8.1 million pre-tax.
      Dispositions and Discontinued Operations. In August 2005, we sold our six Florida nursing properties that were formerly leased to Senior Health — South for net proceeds of $9.4 million, resulting in a pre-tax gain of $3.4 million. In September 2005, we commenced plans to dispose of three nursing facilities in Minnesota. In December 2005, we sold the Lakeside, Wisconsin nursing property, formerly leased to Lakeside Health, for net proceeds of $1.2 million, resulting in a pre-tax gain of $0.8 million, which only partly offsets the $6.0 million loss recorded for funding the Lakeside Health’s operating deficit for 2005. We have reported results of all of these operations, and the related pre-tax gains (or losses) from dispositions of the Senior Health — South and Lakeside properties, as discontinued operations in our consolidated statements of income. Below are more details on the Minnesota and Lakeside properties.
      In the third quarter of 2005, we made the decision, with State of Minnesota approval, to close three nursing facilities (343 beds) located in Minneapolis/ St. Paul due to their poor financial performance. As a result, we recorded a pre-tax impairment charge of $2.1 million based upon our initial valuation of properties. As of December 31, 2005, we had vacated all residents from two of the three nursing facilities and several parties have expressed interest in purchasing the properties.
      In December 2005, we sold for net proceeds of $1.2 million the Lakeside nursing facility formerly leased to and operated by Lakeside Health, a subsidiary of Benedictine Health Dimensions, Inc., or Benedictine. The sale resulted in a pre-tax gain of $0.8 million, which partially offset operating losses and impairment charges recognized previously in the second quarter of 2005. During the six-month period ended June 30, 2005, Lakeside Health continued to report losses and have new regulatory problems. In the second quarter of 2005, as a result of regulatory issues and the continued poor financial performance of Lakeside Health, we held discussions with Benedictine and the State of Wisconsin in respect of various options, without any definitive resolution. Based upon the poor financial and operating performance of Lakeside Health, in the second quarter of 2005, we recorded a pre-tax asset impairment provision of $5.7 million to reduce the carrying value of the Lakeside property from $6.1 million to $0.4 million. In the third quarter of 2005, together with Lakeside Health and Benedictine, we notified the State of Wisconsin of our joint decision to terminate the lease agreement, relocate all residents and close the nursing facility in Chippewa Falls, Wisconsin. In addition, we initiated actions to sell the property. We recorded a $6.0 million loss for the Lakeside Health’s operating losses for the year ended December 31, 2005 due to our contractual requirement to fund for these losses.

      The following is a summary of the results of operations for facilities that have been disposed of, or are under a plan of divestiture, as of December 31, 2005. Discontinued operations have been reclassified for the 2004 and 2003 as shown below.

	2005	2004	2003

	(In thousands)
Revenues	$18,247	$29,718	$38,009

Costs and expenses (income):
Operating	23,500	33,792	36,596
Lease costs	10	20	34
Depreciation and amortization	1,045	1,832	1,821
Interest income	(120)	(138)	(124)
Loss (gain) on disposal of assets	(4,204)	—	—
Loss on impairment of long-lived assets	7,761	6,825	—

	27,992	42,331	38,327

Income (loss) from discontinued operations before income taxes	(9,745)	(12,613)	(318)
Income tax expense (benefit)	(3,943)	(3,845)	(59)

Net income (loss) from discontinued operations	$(5,802)	$(8,768)	$(259)

      Non-monetary Exchange of Omnicare Warrant to Omnicare Shares and Cash. On September 16, 2005, we exercised our warrant to purchase common shares of Omnicare for proceeds of 164,000 shares and $47,000 in cash for the fractional shares. We received the warrant as part of the sale of our pharmacy business to Omnicare in 1998. In September 2005, we executed an amendment to the warrant agreement, providing for the cashless exchange of shares for the warrant. As a result of the amendment to the warrant and receipt of the Omnicare shares and cash, we recorded a pre-tax gain of $9.2 million based upon market value of the shares on the date of the exchange in accordance with FASB No. 153, “Exchanges of Non-monetary assets and amendment of Accounting Principles Board , or APB, No. 29”. We sold 64,000 Omnicare shares in December 2005 and realized an additional pre-tax gain of $0.4 million. For accounting purposes, the shares are carried on the books at fair value, with any change reported in income. The unrealized pre-tax gain on the remaining securities for 2005 was $0.2 million. In 2004, we wrote down the carrying value of the warrant to nil, because the decline in Omnicare’s share price was considered an other-than-temporary decline.
      Impairment Provision against Senior Health -Texas Advances. In the fourth quarter of 2005, we recorded a $4.5 million pre-tax impairment charge to establish an allowance against advances provided to Senior Health — Texas. We had advanced approximately $4.5 million to Senior Health — Texas in 2001 as part of the transfer of all of our Texas nursing home operations. Since 2001, Senior Health — Texas has subleased 12 facilities and leased four owned facilities from us. During 2005, Senior Health — Texas’ cash flow from operations declined due to limited Medicaid rate increases. We have met with Senior Health — Texas management representatives, and during 2006 will continue to evaluate these operations, the advances they owe us and both the lease and sublease arrangements we have with Senior Health — Texas.
      Other Disposal of Assets and Impairments of Long-lived Assets. In the first quarter 2005, we sold for $1.9 million in cash a property in Maryland that we formerly operated as a nursing facility, but we closed in 1998, resulting in a pre-tax gain of $0.4 million. In the second quarter 2005, we sold for $1.0 million in cash, 22,619 shares of MetLife resulting in a pre-tax gain of $0.6 million. In December 2005, we announced the decision to close and convert one assisted living into a nursing facility, which would then enable the transfer of residents from our nearby nursing facility. Subsequent to the transfer of nursing facility residents, the existing facility would be sold. We recorded an impairment provision of $0.3 million to reduce to carrying value of the current nursing facility to the fair market value less estimated costs of disposition.

      Loan Repayments. In January 2005, we prepaid an Industrial Development Revenue Bond totaling $9.5 million, which resulted in a pre-tax charge to income of $0.1 million to write off deferred financing costs. In February 2005, we prepaid a mortgage totaling $5.3 million, which resulted in a pre-tax charge to income of $0.2 million to write off deferred financing costs. In conjunction with the Amended and Restated Credit Facility, as discussed above, we terminated the ALC GE Credit Facility and repaid, in full, $34.0 million under the ALC GE Capital Term Loan and ALC GE Credit Facility. In December 2005, we prepaid in full the ALC Washington, Idaho and Ohio Revenue Bonds for $21.1 million.
      Adoption of FIN No. 47. In March 2005, the FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations”. FIN No. 47 clarified that the term “conditional asset retirement obligation” as used in Statement of Financial Accounting Standards, or SFAS, No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be in control of the entity. FIN No. 47 requires that either a liability be recognized for the fair value of a legal obligation to perform asset-retirement activities that are conditional on a future event if the amount can be reasonably estimated, or where it can not, that disclosure of the liability exists, but has not been recognized and the reasons why a reasonable estimate cannot be made. FIN No. 47 became effective for us as of December 31, 2005.
      We have determined that a conditional asset retirement obligation exists for asbestos remediation. Though asbestos is not currently a health hazard in our facilities, upon renovation, we may be required to take the appropriate remediation procedures in compliance with state law to remove the asbestos. The removal of asbestos-containing materials includes primarily floor and ceiling tiles from our pre-1980 constructed nursing facilities and a few older assisted living facilities. The fair value of the conditional asset retirement obligation was determined at the present value of the estimated future costs of remediation based on estimated expected dates of remediation. This computation is based on a number of assumptions which may change in the future based on the availability of new information, technology changes, changes in costs of remediation, and other factors.
      As of December 31, 2005, we recognized a net after-tax charge of $6.4 million (net of income taxes of $4.3 million) for the cumulative effect of change in accounting principle relating to the adoption of FIN No. 47. This charge includes the cumulative accretion of the asset retirement obligations from the estimated dates the liabilities were incurred through December 31, 2005. The charge also includes accumulated depreciation through December 31, 2005 on the related assets for the asset retirement obligations that would have been capitalized as of the dates the obligations were incurred. As of December 31, 2005, the asset retirement obligation was $12.4 million and the asset retirement cost, net of accumulated depreciation, was $1.7 million. Below is a summary of the impact of the adoption of FIN No. 47 on our balance sheet as of December 31, 2005:

(In thousands)
Cumulative effect of accounting change, net of income taxes	$6,414
Property and equipment	1,671
Deferred state income taxes	535
Due to shareholder and affiliates:
Deferred federal income taxes	3,741

Total asset retirement obligation	$12,361

Events Subsequent to 2005
Extendicare’s Strategic Initiative
      In February 2006, the Board of Directors of Extendicare announced the appointment of a committee of independent directors to review and consider various structures and options that would provide value to its shareholders. The Board of Extendicare believes that the Extendicare share price has not been reflective of its underlying operational performance and historical results. A sale or reorganization of all, or part of Extendicare, which may include us, are among the alternatives being explored. Extendicare gave no assurance that any such transaction will be completed in whole or in part. Extendicare has also appointed Lehman Brothers to be its advisor. It is Extendicare’s intention to accomplish any corporate initiative in a manner that will maintain its commitment of quality patient care, preserve its strong relationships with employees and ensure continual success of its business operations.
Acquisitions
      We executed a purchase agreement for the acquisition of two nursing facilities (417 beds) in Pennsylvania for $24.0 million in cash on January 6, 2006. We completed the acquisition on March 1, 2006. In addition, we have executed a purchase agreement to acquire a nursing facility that we currently lease (150 beds) in Ohio for $9.0 million in cash, that is anticipated to close in the second quarter of 2006.
Lease Extensions
      In January 2006, we extended the leases of two Ohio nursing facilities for additional 10-year terms commencing February 1, 2006. These leases have annual lease payments of $1.5 million that increase based upon annual consumer price index increases but are subject to certain minimum and maximum amounts.
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
      Tender Offer/ Redemption of 2007 Notes and Sale and Issuance of 2014 Notes. On April 5, 2004, we commenced a tender offer to purchase any and all of our then-outstanding $200.0 million 9.35% Senior Subordinated Notes due 2007, or 2007 Notes. Approximately $104.9 million aggregate principal amount of outstanding 2007 Notes were validly tendered in the tender offer, which we purchased for cash. All of the outstanding 2007 Notes that were not tendered in the tender offer were either cancelled or redeemed for cash and cancelled as of May 24, 2004. On April 22, 2004, we sold and issued $125 million aggregate principal amount of 2014 Notes pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, or the Securities Act. The 2014 Notes were issued at a price of 97.5001% of par to yield 7.23%. The net proceeds from the sale and issuance of the 2014 Notes were approximately $117.4 million, net of a $3.1 million discount and fees and expenses of $4.5 million. We used these net proceeds, together with cash on hand and borrowings under our former Revolving Credit Facility, to purchase for cash approximately $104.9 million aggregate principal amount of 2007 Notes validly tendered in the tender offer and to redeem any 2007 Notes not tendered in the tender offer or cancelled prior to May 24, 2004. See “Liquidity and Capital Resources” for more information regarding the 2014 Notes. In August 2004, we completed our offer to exchange new 6.875% Senior Subordinated Notes due 2014 that had been registered under the Securities Act for the 2014 Notes issued in April 2004. The terms of the new 2014 Notes are identical to the terms of the 2014 Notes issued in April 2004.
      As a result of the tender offer, redemption and repayment of the 2007 Notes, in the second quarter of 2004 we wrote off deferred finance charges of approximately $2.4 million related to the 2007 Notes and incurred legal costs of $0.3 million. In addition, pursuant to the termination of our related interest rate swap and cap agreements (discussed below), we recorded a gain of approximately $3.3 million recognized in the second quarter of 2004. The net impact to income was a pre-tax loss of approximately $6.0 million. Below is a summary of the loss recognized in the second quarter of 2004 relating to these transactions:

(In thousands)
Tender premium and call premium	$(6,636)
Write-off of deferred finance charges	(2,359)
Legal expenses	(285)

(9,280)
Gain on termination of interest rate swap and cap Agreements	3,302

$(5,978)

      Amendment and Restatement of former Revolving Credit Facility. In connection with the April 22, 2004 closing of the sale and issuance of the 2014 Notes, we amended and restated our former Revolving Credit Facility. The terms of our former Revolving Credit Facility included the following changes, among other things:

•	a two-year maturity extension to June 28, 2009;

•	an additional $50.0 million of senior secured financing on a revolving basis, resulting in total borrowing capacity of $155.0 million;

•	an interest rate spread which ranges from the Eurodollar rate plus 2.50% per annum to 3.25% per annum or the base rate plus 1.50% per annum to 2.25% per annum, subject, in each case, to adjustments based on our senior leverage ratio;

•	a commitment fee of 0.50% per annum on the undrawn capacity regardless of utilization; and

•	changes to the collateral securing the facility to permit us to substitute certain assets with other assets.
The former Revolving Credit Facility was further amended and restated in August 2005.
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
      Omnicare Shares and Warrants Held for Investment. In May 2004, Extendicare purchased for market value all of our investment of 125,000 common shares in Omnicare for $4.9 million in cash, which resulted in a pre-tax gain of $0.9 million. At December 31, 2004, we held a warrant to purchase up to 1.5 million shares of Omnicare common stock, which had an original attributed carrying value of $4.0 million pursuant to the sale of our pharmacy to Omnicare in 1998. The warrant had an exercise price of $48.00 per share and expired in September 2005. The book value of the warrant was based on the estimated market value computed using the Black-Scholes model. The book value of the warrant as of December 31, 2003 was $4.4 million. However, during the third quarter of 2004 the share price of Omnicare common stock declined significantly, resulting in the value of the warrant declining to $0.3 million. Prior to the third quarter of 2004, the change in book value had been recorded through a charge to Accumulated Other Comprehensive Income, or AOCI. In the third quarter of 2004, we wrote off our $4.0 million investment because the likelihood of the warrant being in-the-money before it expired had significantly declined as a result of the decrease in Omnicare’s share price. The market value of an Omnicare share as of December 31, 2004 was $34.62.

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
      Settlement of Medicare Receivable Issues. During 2004, we reached negotiated settlements with our FIs of all significant outstanding Medicare settlement issues pertaining to revenues earned prior to the implementation of PPS. As a result of the settlements discussed below, settlement receivables decreased by $20.2 million, from a balance of $37.2 million as of December 31, 2003 to $17.0 million as of December 31, 2004. In January 2004, we negotiated and subsequently received a cash settlement of $5.6 million for a specific staffing cost issue involving six specific claims years. The settlement did not result in any significant adjustment from the recorded receivable balance. In April 2004, we reached a negotiated settlement with a FI in respect of the remaining two claim years regarding an allocation of overhead cost settlement receivable issue. The settlement will result in the receipt of approximately $7.7 million, $6.6 million of which was received in May 2004. We will receive the balance of the payment upon resolution of other matters concerning the cost report years under appeal. In August 2004, prior to a scheduled PRRB hearing date, we reached a negotiated settlement with a FI with respect to various issues relating to facilities purchased in our 1997 acquisition of Arbor Health Care Company, Inc., or Arbor. The settlement will result in the payment to us of $2.1 million, $1.8 million of which was received in the fourth quarter of 2004. The balance of the settlement will be received in 2006. The settlement receivables had been reserved for upon our 1999 divestiture of Arbor to Tandem and further within the provision for divested operations. Upon the sale of Arbor to Tandem, a long-term liability of $3.7 million was accrued for outstanding tax, Medicare and other claims against Arbor. Upon settlement of these Medicare matters, we believe that there are no outstanding claims in respect of Arbor, however, there can be no assurance that other claims will not be made until the expiration of the warranty period with Tandem in 2007. As a result of the Arbor issue settlement, the $6.9 million difference between the net settlement balance and proceeds to be received was charged against the $3.7 million Arbor long-term liability balance, and $3.2 million against the liability for divested operations. In September 2004, prior to a scheduled PRRB hearing date, we reached a negotiated settlement with a FI with respect to the Director of Nursing staff cost issue amounting to $3.2 million, of which $2.8 million was received in the fourth quarter of 2004. The balance of the settlement will be received in the four quarter of 2006 and the balance in 2007. No gain or loss resulted on settlement of this issue.
      Consolidation of Two Facilities. In March 2004, we concluded the evaluation of two nursing facilities that operate adjacent to one another in Indiana, both of which required capital renovations. After evaluation of the respective operations, we made a decision, subject to State of Indiana approval, to consolidate the two operations into one renovated facility that upon completion, would accommodate all residents from both facilities after decreasing the total available nursing beds by 46. Consolidation of the two operations was completed in June 2005. As a result of the decision to close one facility, we have recorded a provision of $1.6 million for impairment of long-lived assets.
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

      Transfer of Operations of Nursing Facility in Chippewa Falls, Wisconsin. In August 2004, we transferred the operations of the Lakeside nursing facility (336 beds) in Chippewa Falls, Wisconsin to Lakeside Health under a three-year lease arrangement. The transfer of operations was in response to facility citations for survey deficiencies and an agreement with the State of Wisconsin to transfer the operations to a new licensee. Under the terms of the agreement, Lakeside Health was responsible for all operating costs, including rent payable to us and management fees payable to Benedictine. We received rental income of $0.5 million per annum; however, we were responsible for funding Lakeside Health’s operating losses from the nursing facility, as defined in the agreement, and to provide to Lakeside Health working capital advances sufficient to maintain an operating cash account of $1.5 million. As of December 31, 2004, we had advanced $4.4 million to Lakeside Health, which is secured by a first security interest in Lakeside Health’s accounts receivable and was repayable from the assets and future cash flow of Lakeside Health, if any. Effective the date of the license transfer, the State of Wisconsin reduced the Lakeside nursing facility licensed bed capacity from 336 to 245. In September 2004, Benedictine completed its plan of correction at Lakeside and passed its survey with the State of Wisconsin bringing the facility into regulatory compliance. In the five months Benedictine operated the facility in 2004, considerable resources were employed to bring the facility into compliance, resulting in Lakeside Health reporting a $1.8 million net loss. We recorded a provision of $2.0 million against the working capital advances made to Lakeside Health, and therefore, as of December 31, 2004, the net carrying value of advances made to Lakeside Health was $2.4 million. During 2004, we were under investigation concerning resident care and funds received for Certified Nurse Assistant training at the Lakeside facility before the operations were transferred to Lakeside Health. As of December 31, 2004, we accrued for known and estimated fines and penalties to be assessed based upon our negotiations with the State. In March 2005, we reached a settlement with the state for the $2.3 million we had accrued. In December 2005, we sold for net proceeds of $2.1 million the Lakeside nursing facility.
      Impairment Provision for Lakeside Property. As a result of the financial and operating performance of Lakeside Health in the fourth quarter of 2004, we recorded an asset impairment provision of $6.8 million to reduce the carrying value of the Lakeside property from $13.0 million to $6.2 million. We determined the reduced property value based upon our estimate of the current market value of the facility, which assumed the facility would attain a suitable Medicare occupancy level.
      Income Tax Benefits. In December 2004, we recorded an aggregate $33.6 million of income tax benefits that resulted primarily from two events. We recorded a tax benefit of $31.9 million for an additional loss claimed from the December 1999 sale of our former subsidiary, Arbor, to Tandem. This additional loss was primarily due to the issuance of additional guidance by the Internal Revenue Service, or IRS, regarding the method to calculate the loss on the sale of subsidiary stock and partially due to the settlement of an IRS audit for the tax years ending December 1997 through December 2002. In addition, we recorded a tax benefit of $1.7 million relating to this IRS audit and other issues.
Key Performance Indicators
      We manage our business through monitoring certain key performance indicators. We believe our most important key performance indicators are:
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
EBITDA and EBITDA Percentage
      EBITDA is defined as net income from continuing operations before income taxes and cumulative effect of change in accounting principle, interest expense net of interest income, valuation adjustment on interest rate caps, depreciation and amortization, and non-cash, non-recurring gains and losses, including disposal of assets and impairment of long-lived assets and loss on refinancing and retirement of debt. EBITDA is not a measure of performance under accounting principles generally accepted in the United States of America, or GAAP. We use EBITDA as a key performance indicator and EBITDA expressed as a percentage of total revenues as a measurement of margin. We understand that EBITDA, or derivatives thereof, are customarily used by lenders, financial and credit analysts, and many investors as a performance measure in evaluating a company’s ability to service debt and meet other payment obligations or as a common valuation measurement in the long-term care industry. Moreover, substantially all of our financing agreements, including the indentures governing our 2010 Senior Notes, our 2014 Notes and our Amended and Restated Credit Facility, contain covenants in which EBITDA is used as a measure of compliance. Thus, we use EBITDA to monitor our compliance with these financing agreements. We believe EBITDA provides meaningful supplemental information regarding our core results, because it excludes the effects of non-operating factors related to our capital assets, such as the historical cost of the assets. We report specific line items separately, and exclude them from EBITDA because such items are transitional in nature, and would otherwise distort historical trends. In addition, we use EBITDA to assess our operating performance and in making financing decisions. EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity. We present EBITDA on a consistent basis from period to period, thereby allowing for consistent comparability of its operating performance.
Review of Key Performance Indicators
      In order to compare our performance between periods, we assess the key performance indicators for all of our continuing facilities, as well as the facilities that we operated in all reported periods, or same facility operations. Set forth below, we provide an analysis of our key performance indicators in total, and, where appropriate, on a same facility basis and discuss the significant trends when comparing 2005 to 2004 and 2003. The same facility basis figures exclude the following: (1) the acquisition of 177 assisted living facilities from ALC on January 31, 2005, (2) four newly-constructed assisted living facilities including two in Wisconsin (one completed in May 2004 and the other completed in May 2005), one in Ohio (completed in August 2005) and one in Indiana (completed in September 2005), (3) the acquisition of four nursing facilities in Indiana in June 2004, (4) the acquisitions of a nursing facility in Kentucky in June 2005 and a nursing facility in Pennsylvania in December 2005, and (5) the facilities in Arkansas sold in August 2004.

Nursing Facilities — ADC and Quality Mix
      The following table sets forth the ADC, by type of payor, and the Quality Mix for all of our nursing facilities.
All Nursing Facilities — Continuing Operations

	Year Ended December 31

	2005	2004	2003

Medicare	2,347	2,115	1,916
Private and other	1,985	2,118	2,130

Quality Mix	4,332	4,233	4,046
Medicaid	8,455	8,329	8,207

Total	12,787	12,562	12,253

      The following table sets forth the ADC, by type of payor and percentage of ADC by payor type, for all of our nursing facilities, presented on a same facility basis, and showing the percentage change in ADC between years.
Nursing Facilities — Same-Facility

	Year Ended December 31

	2005		2004		2003		Percent Change

		% of		% of		% of	2005 to	2004 to
	ADC	Total	ADC	Total	ADC	Total	2004	2003

Medicare	2,282	18.4%	2,073	16.9%	1,902	15.6%	10.1%	9.0%
Private and other	1,938	15.6%	2,065	16.8%	2,091	17.2%	(6.2)%	(1.2)%

Quality Mix	4,220	34.0%	4,138	33.7%	3,993	32.8%	2.0%	3.6%
Medicaid	8,193	66.0%	8,154	66.3%	8,174	67.2%	0.5%	(0.2)%

Total	12,413	100.0%	12,292	100.0%	12,167	100.0%	1.0%	1.0%

      On a same facility basis, total ADC increased 1.0% between 2005 and 2004, and also increased 1.0% between 2004 and 2003. On a same facility basis, Medicare ADC increased 10.1% between 2005 and 2004, and 9.0% between 2004 and 2003. As a result, the percentage of Medicare ADC to all payor sources increased to 18.4% in 2005, as compared to 16.9% in 2004 and 15.6% in 2003. The improvement in census was the direct result of a number of initiatives, including an implementation of consistent admission practices, the Medicare certification of all nursing facility beds, and senior management’s focus on census.
      The following table provides same-facility ADC for Medicare patients, and total residents served in our nursing homes for the last eight quarters.

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter

	2005	2004	2005	2004	2005	2004	2005	2004

Medicare ADC	2,400	2,151	2,411	2,065	2,210	2,046	2,189	2,111
Total ADC	12,628	12,281	12,487	12,324	12,467	12,450	12,458	12,500
      Our total ADC for 2005 continued to exceed comparable figures of 2004, with the exception of the fourth quarter in which total ADC of 12,458 was below the 12,500 ADC earned in the 2004 fourth quarter. For the year, nursing home ADC on a same-facility basis was 12,510 in 2005 compared to 12,389 in 2004.
      With regards to Medicare patients served on a same-facility basis, ADC during 2005 remained above the 2004 levels, and was 2,302 in 2005 compared to 2,093 in 2004. Medicare admissions usually begin to decline in the second quarter and are generally at their lowest in the summer months, as there tends to be fewer elective surgeries performed, which affects admissions of EHSI’s short-term stay patients. However, as was indicated

in our previous interim reports, a decline in our Medicare ADC occurred in the latter part of the 2005 second quarter, and thus the decline was not apparent when comparing the average for the second quarter to the 2005 first quarter. Though our average Medicare ADC for the 2005 fourth quarter of 2,189 was below the 2005 third quarter level of 2,210, the Company has experienced an upward trend in the latter part of 2005 continuing into 2006.
Assisted Living Facilities — ADC and Quality Mix
      The following table sets forth the ADC, by type of payor, and the Quality Mix for all of our assisted living facilities.
All Assisted Living Facilities

	Year Ended December 31

	2005	2004	2003

Private and other (Quality Mix)	4,924	1,271	1,357
Medicaid	2,016	163	139

Total	6,940	1,434	1,496

      The large increase between 2005 and 2004 was primarily due to the acquisition of ALC.
      The following table sets forth the ADC, by type of payor and percentage of ADC by payor type, for all of our assisted living facilities, presented on a same facility basis, and showing the percentage change in ADC between years.
Assisted Living Facilities — Same-Facility

	Year Ended December 31

							Percentage
	2005		2004		2003		Changes

		% of		% of		% of	2005 to	2004 to
	ADC	Total	ADC	Total	ADC	Total	2004	2003

Private and other	1,156	86.3%	1,151	87.6%	1,192	89.6%	0.4%	(3.4)%
Medicaid	183	13.7%	163	12.4%	139	10.4%	12.3%	17.3%

Total	1,339	100.0%	1,314	100.0%	1,331	100.0%	1.9%	(1.3)%

      The above table excludes ALC and four newly-constructed assisted living facilities opened in 2004 and 2005.
All Nursing and Assisted Living Facilities — Occupancy and Number of Facilities In Operation
      Below are tables setting forth occupancy percentages, ADC and operational resident capacity for the years ended December 31, 2005, 2004 and 2003.

All Facilities:
      The following table is for all of our nursing and assisted living facilities in total:
All Continuing Facilities

	Occupancy Percentage			ADC			Operational Resident Capacity

	2005	2004	2003	2005	2004	2003	2005	2004	2003

Nursing	92.8%	92.0%	91.3%	12,787	12,562	12,253	13,780	13,660	13,424
Assisted Living:
Mature facilities	84.8%	85.4%	84.7%	1,070	1,187	1,256	1,261	1,391	1,483
Developmental facilities	66.7%	79.7%	95.9%	302	247	240	453	310	250
ALC acquisition	88.9%	—	—	5,568	—	—	6,267	—	—

Total Assisted Living	87.0%	84.3%	86.3%	6,940	1,434	1,496	7,981	1,701	1,733

Nursing and Assisted Living	90.7%	91.1%	90.7%	19,727	13,996	13,749	21,761	15,361	15,157

      ADC and operational resident capacity for assisted living mature facilities declined in 2005 compared to 2004 primarily because of the sale of 181 units in Arkansas as of August 31, 2004.
      Due to our expansion and development plans, which involve both new assisted living facilities and the expansion of existing facilities, the occupancy and ADC information is split between mature and developmental facilities. Developmental facilities include facilities that have undergone additions or have opened during 2004 or 2005. Mature facilities are all other facilities.
      For the period from February 1, 2005 to December 31, 2005, the average daily census for ALC was 6,085 and the average operational resident capacity was 6,848 units, for an occupancy percentage of 88.9%%. The ALC facilities’ ADC (of 5,568) and operational resident capacity (of 6,267) shown above are computed using total resident days from February 1, 2005, the day after the date of acquisition, through December 31, 2005, and then dividing by all calendar days in the twelve months ended December 31, 2005.
Same Facility Basis:
      The following table is for all of our nursing and assisted living facilities on a same facility basis:
Same Facility Basis

							Operational Resident
	Occupancy Percentage			ADC			Capacity

	2005	2004	2003	2005	2004	2003	2005	2004	2003

Nursing	92.9%	92.1%	91.3%	12,413	12,292	12,167	13,356	13,349	13,328
Assisted Living:
Mature facilities	84.8%	84.8%	83.8%	1,070	1,076	1,091	1,262	1,270	1,302
Developmental facilities	77.4%	83.8%	95.9%	269	238	240	347	283	250

Total	83.2%	84.6%	85.8%	1,339	1,314	1,331	1,609	1,553	1,552

Nursing and Assisted Living	91.9%	91.3%	90.7%	13,752	13,606	13,498	14,965	14,902	14,880

      On a same facility basis, occupancy percentages decreased within the assisted living facilities to 83.2% for 2005 from 84.6% for 2004. The decrease in occupancy percentage within the assisted living facilities was primarily due to the opening in 2004 and 2005 of several new wings at certain of the facilities that were not yet fully occupied during 2004 and 2005. Mature facilities had a stable occupancy percentage of 84.8% in 2005 and 2004.

      The following table sets forth the number of facilities under operation:

	As of	As of
	December 31,	December 31,
	2005	2004

Number of facilities under operation:
Nursing	139	141
Assisted Living	211	32

Total	350	173

Number of facilities owned:
Nursing	130	132
Assisted Living	155	31

Total	285	163

Number of facilities under capital leases:
Assisted Living	5	—

Percent of facilities:
Owned	81.4%	94.2%
Under capital leases	1.4%	—
Under operating leases	17.2%	5.8%

	100.0%	100.0%

Nursing Facilities — Average Revenue per Resident Day by Payor Source
      The following table sets forth the average revenue per resident day by payor source, including the impact of prior year revenue adjustments discussed in Note 15 of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.
All Continuing Nursing Facilities

	Year Ended December 31			Percentage Changes

	2005	2004	2003	2005 to 2004	2004 to 2003

Medicare (Part A and Part B)	$376.39	$358.54	$323.96	5.0%	10.7%
Private and other	$197.61	$190.22	$183.00	3.9%	3.9%
Medicaid	$158.03	$140.16	$133.31	12.7%	5.1%

Total	$204.25	$185.36	$171.76	10.2%	7.9%

      The following table sets forth the average revenue rate by payor source, excluding the above-mentioned revenue adjustments, and the percentage changes between years. In addition, the Medicare — Part A rate is also reported.
All Continuing Nursing Facilities

	Year Ended December 31			Percentage Changes

	2005	2004	2003	2005 to 2004	2004 to 2003

Medicare (Part A and Part B)	$378.96	$358.54	$327.78	5.7%	9.4%
Private and other	$197.61	$190.22	$183.00	3.9%	3.9%
Medicaid	$148.35	$138.94	$131.53	6.8%	5.6%

Total	$198.32	$184.56	$171.16	7.5%	7.8%

Medicare Part A only	$347.14	$326.82	$299.89	4.9%	9.0%

      On October 1, 2005, Medicare rates increased by 3.1%, or $10.66 per Medicare day, reflecting the annual market basket increase. On an annualized basis, based upon 2005 Medicare ADC and acuity care levels, the net impact will be approximately $8.6 million. In addition, we improved Medicare rates from the admission of higher acuity residents (approximately $10.99 per Medicare day) and increased the level of Part B Medicare revenues (approximately $4.25 per Medicare day).
      On October 1, 2004, Medicare rates increased by 2.8%, or $9.05 per Medicare day, reflecting the annual market basket increase. On an annualized basis, based upon 2004 Medicare ADC and acuity care levels, the net impact was approximately $5.8 million. In addition, we improved Medicare rates from the admission of higher acuity residents (approximately $10.18 per Medicare day) and increased the level of Part B Medicare revenues (approximately $4.59 per Medicare day).
      Average Medicaid revenue per resident day increased 6.8% in 2005 relative to 2004; and 5.6% in 2004 relative to 2003. For a number of states, the increase in average Medicaid revenue per resident day was primarily attributable to increases in acuity of care levels, and funding for increased state assessment fees and taxes. Due to the significant impact of state plan amendments and waivers, the below table sets forth the average revenue rate by payor source exclusive of prior year revenue adjustments and excluding the above-mentioned Medicaid revenue adjustments, net of the associated provider taxes, along with the percentage changes between years.
All Continuing Nursing Facilities

	Year Ended December 31			Percentage Changes

	2005	2004	2003	2005 to 2004	2004 to 2003

Medicare (Part A and Part B)	$378.96	$358.54	$327.78	5.7%	9.4%
Private and other	$197.61	$190.22	$183.00	3.9%	3.9%
Medicaid	$148.35	$138.94	$131.53	6.8%	5.6%

Total	$198.32	$184.56	$171.16	7.5%	7.8%

Medicare Part A only	$347.14	$326.82	$299.89	4.9%	9.0%
Medicaid per above	$148.35	$138.94	$131.53	6.8%	5.6%
State provider taxes	$10.39	$4.94	$3.22	—	—

Medicaid, net of state provider taxes	$137.96	$134.00	$128.31	3.0%	4.4%

      Medicaid rates, net of provider taxes, in 2005 were $137.96 or 3.0% higher than in 2004. The increase in net Medicaid rates is reflective of improvements in case mix indices associated with the acuity of residents in the nursing facilities, and therefore, Medicaid rate increases implemented by the states were estimated at less than 1.5%.
Assisted Living Facilities — Average Revenue per Resident Day by Payor Source
      The following table sets forth the average revenue rate by payor source and the percentage changes between years.
All Assisted Living Facilities

	Year Ended December 31			Percentage Changes

	2005	2004	2003	2005 to 2004	2004 to 2003

Private and other	$90.32	$75.35	$71.00	19.9%	6.1%
Medicaid	$61.87	$53.45	$46.99	15.8%	13.7%

Total	$82.05	$72.86	$68.77	12.6%	5.9%

      The increase in average rates for assisted living facilities relates primarily to the acquisition of ALC. The total increase in rates is less than the increase in private and Medicaid rates because the percentage of Medicaid ADCs to total ADCs increased in 2005 compared to 2004.
EBITDA and EBITDA Percentage
      The following table sets forth a reconciliation of income from continuing operations before income taxes and cumulative effect of changes in accounting principle and EBITDA.

	Year Ended December 31

	2005	2004	2003

Income from continuing operations before income taxes and change in accounting principle	$95,296	$69,575	$32,369
Add (deduct):
Depreciation and amortization	45,123	33,367	35,627
Interest expense, net	36,840	17,321	30,070
Valuation adjustment on interest rate caps	1,803	7,983	(131)
Loss (gain) on disposal of assets and impairment of long-lived assets	(6,050)	1,716	—
Loss on refinancing and retirement of debt	275	6,484	—

EBITDA	$173,287	$136,446	$97,935

      The following table sets forth the calculations of EBITDA percentages:

	Year Ended December 31

	2005	2004	2003

EBITDA	$173,287	$136,446	$97,935
Revenues	$1,189,656	$918,135	$832,423
EBITDA as percent of total revenue	14.6%	14.9%	11.8%
      EBITDA, as a percentage of total revenues, decreased to 14.6% in 2005 from 14.9% in 2004. This decrease was due to expenses increasing at a slightly higher than revenues increased in 2005 compared to 2004.
      EBITDA, as a percentage of total revenues, increased to 14.9% in 2004 from 11.8% in 2003. This increase was attributable to the improvement in Medicare census and reductions in certain operating costs as a percentage of revenues, primarily wages and benefits. Refer to the definition and rationale for use of EBITDA and EBITDA Percentage in the “Key Performance Indicators” section of this Annual Report on Form 10-K.

Results from Operations:
      The following table sets forth details of our revenues and income as a percentage of total revenues:

	Year Ended December 31

	2005	2004	2003

Revenues
Nursing and assisted living facilities	97.6%	97.0%	96.8%
Outpatient therapy	1.0	1.2	1.4
Other	1.4	1.8	1.8

	100.0	100.0	100.0
Operating and general and administrative costs	83.6	84.1	87.2
Lease, depreciation and amortization	5.6	4.6	5.4
Interest expense, net	3.1	1.9	3.6
Valuation adjustment on interest rate caps	0.2	0.9	—
Loss on disposal of assets, provision for closure and exit costs and impairment of long-lived assets	(0.5)	0.2	—
Loss on refinancing and retirement of debt	—	0.7	—

Income from continuing operations before income taxes and change in accounting principle	8.0	7.6	3.8
Income tax (benefit) expense	3.1	(0.8)	1.4

Net income from continuing operations before income taxes	4.9	8.4	2.4
Loss from discontinued operations before income taxes	(0.8)	(1.4)	—
Income tax benefit on discontinued operations	(0.3)	(0.4)	—

Net loss from discontinued operations	(0.5)	(1.0)	—

Net income before cumulative effect of change in accounting principle	4.4	7.4	2.4
Cumulative effect of change in accounting principle, net of income taxes	(0.6)	—	—

Net income	3.8%	7.4%	2.4%

Year Ended December 31, 2005 Compared with Year Ended December 31, 2004
      Below is a summary of the nursing facility operations key Medicare and Medicaid statistics presented on a same-facility basis for all of 2005 and 2004.

	Year Ended
	December 31

	2005	2004	Change (%)
Nursing Home Operating Statistics
Average daily census (same-facility basis):
Medicare	2,302	2,093	10.0
Private/other	1,951	2,081	(6.2)
Medicaid	8,257	8,215	0.5

Total	12,510	12,389	1.0

Medicare as a percent of total census (same-facility basis)	18.4	16.9
Average percentage occupancy (same-facility basis)	93.0	92.1
Average revenue rate by payor source:(1)
Medicare Part A and B	378.96	358.54	5.7
Private/other	197.61	190.22	3.9
Medicaid	148.35	138.93	6.8
Medicare Part A	347.14	326.82	6.2

(1)	Excludes prior period settlement adjustments.
Revenues
      Revenues in 2005 increased $271.6 million, or 29.6%, to $1,189.7 million from $918.1 million in 2004. Outpatient therapy and other revenues increased by $1.0 million in 2005 due to increased lease revenue and management and consulting revenue.

      Revenues from nursing and assisted living facilities increased $270.6 million in 2005 compared to 2004, including $177.3 million as a result of acquisitions, net of divestitures. Acquisitions and divestitures included the following: (1) the acquisition of 177 assisted living facilities from ALC on January 31, 2005, (2) four newly-constructed assisted living facilities including two in Wisconsin (one completed in May 2004 and the other completed in May 2005), one in Ohio (completed in August 2005) and one in Indiana (completed in September 2005), (3) the acquisition of four nursing facilities in Indiana in June 2004, (4) the acquisition of a nursing facility in Kentucky in June 2005 and (5) the acquisition of a nursing facility in Pennsylvania in December 2005, partially offset by (6) the sale of facilities in Arkansas in August 2004. On a same facility basis, revenues from nursing and assisted living facilities before prior year settlement adjustments increased $70.1 million, or 8.0%, in 2005. On a same facility basis, but after prior year settlement adjustments, these revenues increased $93.3 million. This increase was attributable to increases in the following:

(In millions)
• Indiana and Pennsylvania Medicaid revenues attributable to the approval of the state plan amendments and waivers (the related increase in state assessment expense of $10.2 million is reflected in operating expenses below)	$18.7
• Medicare census increasing from 16.9% of total in 2004 to 18.4% in 2005	13.0
• average daily nursing Medicaid rates, in states other than Indiana and Pennsylvania	8.9
• Medicare revenues due to the improvement in RUGs mix and other factors	9.3
• total nursing census increasing from 12,389 in 2004 to 12,510 in 2005	5.7
• Medicare revenues due to increases in Medicare Part A rates effective October 1, 2004 and 2005	7.9
• an increase in private and other nursing rates	5.2
• nursing ancillary revenues	1.9
• nursing revenues due to one less day in 2005 as compared to 2004	(2.3)
• an increase in assisted living revenues	1.8

70.1
Adjustments relating to prior years:
• Indiana and Pennsylvania Medicaid revenues in 2005 attributable to the approval of the state plan amendments and waivers for the period July 1, 2003 through December 31, 2004 (the related increase in state assessment expense of $19.6 million is reflected in operating expenses below)	28.5
• Contractual allowance recorded in 2005 relating to the recovery of non-reimbursable Part A co-insurance, based upon audit results up to 2003	(2.2)
• Other prior year settlement adjustments in 2005 as compared to 2004	(3.1)

Total increase in revenues from same facility nursing and assisted living facilities	$93.3

Operating and General and Administrative Costs
      Operating and general and administrative costs increased $221.8 million, or 28.7%, in 2005 compared to 2004, including $123.9 million as a result of the acquisitions, net of divestitures detailed above. On a same facility basis, operating and general and administrative costs before prior year Indiana and Pennsylvania state assessment taxes increased $78.3 million, or 10.3%. On a same facility basis, but after these taxes, operating and general and administrative costs increased $97.9 million. This increase was attributable to increases in the following:

(In millions)
• wages, benefits and contracted staffing, which included an average wage rate increase of 3.9% in nursing home operations	$38.0
• state assessment taxes in Indiana and Pennsylvania for 2005 attributable to the approval of the state plan amendments and waivers	13.6
• other state assessments and bed taxes	2.3
• drug expense due to higher resident census, resident acuity and drug prices	6.9
• medical equipment lease, food and supplies expense	4.4
• repairs and maintenance, utilities and telephone	3.3
• professional fees, fines and penalties	3.6
• bad debt expense	2.7
• other operating and administrative expenses	3.5

78.3
Adjustment relating to prior year:
• state assessment taxes in Indiana and Pennsylvania for the period July 1, 2003 through December 31, 2004 due to final approval of the state plan amendments and waivers	19.6

Total increase in same facility operating and general and administrative costs	$97.9

Lease Costs, Depreciation and Amortization
      The acquisition of ALC resulted in a 2005 increase of $13.0 million and $11.1 million in lease costs, and depreciation and amortization, respectively. Included within amortization costs is the amortization of the resident relationships intangible asset totaling $2.0 million for the eleven months from February 1, 2005 to December 31, 2005. In total, lease costs increased $12.9 million to $21.9 million when comparing 2005 to 2004. Depreciation and amortization increased $11.7 million to $45.1 million in 2005 compared to $33.4 million in 2004.
Interest Expense, Net
      Interest expense, net of interest income, increased $19.5 million to $36.8 million for 2005 compared to $17.3 million for 2004. This increase was due to (1) $15.1 million in interest relating to the debt incurred or assumed in the ALC acquisition, (2) $4.1 million in interest expense from interest rate swaps relating to increases in six-month LIBOR market rates during 2005, (3) a reduction of $3.2 million relating to interest income recognized in 2004 pertaining to the Greystone and Tandem notes receivable, and (4) a reduction of $2.3 million in interest income recognized in 2005 compared to 2004 pertaining to interest from the IRS relating to an income tax refund from carry back of net operating losses, offset by (5) decreases in interest expense of approximately $5.2 million primarily relating to our debt refinancing in April 2004.
      The weighted average interest rate of all long-term debt increased to approximately 7.11% for 2005 compared to approximately 6.88% for 2004. The increase is due to increases in the six-month LIBOR, which is used to determine the pay rate on our interest rate swaps, partially offset by the refinancing of our 2007 Notes in April 2004. The average debt level increased to $522.8 million during 2005 compared to $332.4 million during 2004, resulting primarily from the ALC acquisition.

Valuation Adjustment on Interest Rate Caps
      The valuation adjustment on interest rate caps was an expense of $1.8 million for 2005 compared to an expense of $8.0 million for 2004. These valuation adjustments relate to changes in market values of the caps which are driven primarily by projected future six-month LIBOR and changes in the projected volatility of these rates.
Loss (Gain) on Disposal of Assets and Impairment of Long-Lived Assets
      Loss (gain) on disposal of assets and impairment of long-lived assets included gains of $6.1 million in 2005, consisting of (1) a $9.2 million gain from receipt of 164,000 shares of Omnicare common stock from the net exercise of a warrant obtained as part of the sale of our pharmacy business in 1998, (2) a $4.5 million loss to establish an allowance against advances provided as part of the transfer in 2001 of all our Texas nursing home operations to Senior Health — Texas, (3) a $0.6 million gain from the sale of MetLife common shares held as a long-term investment, (4) a $0.5 million gain from the sale of a property in Maryland that formerly was a nursing facility, but was closed in 1998, (5) a $0.2 million unrealized gain on trading securities relating to appreciation of Omnicare common stock, and (6) a loss of $0.3 million on the impairment of long-lived assets for a nursing facility in Oregon.
      For 2004, the loss (gain) on disposal of assets and impairment of long-lived assets was a net loss of $1.7 million and consisted of the following; (1) a loss of $4.0 million from the write-off of the Omnicare stock warrant in September 2004, (2) a gain of $4.9 million on completion the Divestiture Agreement with Greystone relating to the sale of Florida facilities in 2000, (3) a loss of $1.3 million on early repayment of notes receivable from Tandem, (4) a gain of $0.9 million from the sale to Extendicare of Omnicare common shares held as a long-term investment, (5) a loss of $0.6 million from the sale of the Arkansas facilities, and (6) a loss of $1.6 million on the impairment of long-lived assets when we concluded the evaluation of two nursing facilities in Indiana and made the decision, subject to State of Indiana approval, and after renovation of one of the two facilities, to consolidate the two operations into one. The consolidation of the two operations was approved by the State of Indiana and closure of the one facility completed in the 2005 June quarter, resulting in the net reduction of 63 available nursing beds.
Loss on Refinancing and Retirement of Debt
      Loss on refinancing and retirement of debt was $0.3 million in 2005 due to (1) the prepayment in January 2005 of an Industrial Development Revenue Bond totaling $9.5 million, which resulted in a pre-tax charge to income of $0.1 million to write off deferred financing costs, and (2) the prepayment in February 2005 of a mortgage totaling $5.3 million, which resulted in a pre-tax charge to income of $0.2 million to write off deferred financing costs.
      For 2004, the loss on refinancing and retirement of debt was $6.5 million. This loss consisted of (1) a loss of $9.3 million from early retirement of the 2007 Notes with a principal balance of $200.0 million, (2) losses totaling $0.5 million from the prepayment in February 2004 and August 2004 of Industrial Development Revenue Bonds totaling $22.5 million, which resulted in the write-off of related deferred financing costs, offset by (3) a $3.3 million gain on the termination of our interest rate swap and cap agreements relating to the early retirement of the 2007 Notes.
Income Taxes
      Income tax expense for 2005 was $37.5 million compared to a benefit of $6.9 million for 2004. Our effective tax rate was a tax expense of 39.4% for 2005 compared to a benefit of 10.0% for 2004 period. Included in 2004 income taxes is a tax benefit of $33.6 million recorded in December 2004 resulting primarily from the following two events. We recorded a tax benefit of $31.9 million for an additional loss claimed from the December 1999 sale of Arbor, our former subsidiary, to Tandem. This additional loss was primarily due to the issuance of additional guidance by the IRS regarding the method to calculate loss on the sale of subsidiary stock, and partially due to the settlement of an IRS audit for the tax years ending December 1997 through

December 2002. In addition, in 2004, we recorded a tax benefit of $1.7 million relating to this IRS audit and other issues.
      Without the above tax benefits of $33.6 million, income tax expense for 2004 was $26.7 million. Without these tax benefits, our effective tax rate was 38.4% for 2004 compared to 39.4% for 2005.
Net Income from Continuing Operations
      Net income from continuing operations for 2005 was $57.8 million compared to $76.5 million for 2004. The decrease in net income was due to the reasons described herein, and in particular, due to the tax benefit recorded in 2004, as noted above.
Loss from Discontinued Operations
      During 2005, we sold six Florida nursing properties formerly leased to Senior Health — South, sold the Lakeside, Wisconsin nursing property formerly leased to Lakeside Health, and commenced plans to dispose of three nursing facilities in Minnesota. We have reported all results of operations and related gains or losses from Senior Health — South, Lakeside and three Minnesota properties as discontinued operations.
      Loss from discontinued operations before income taxes for 2005 was $9.8 million as compared to $12.6 million in 2004. For 2005, the loss from discontinued operations before income taxes included (1) losses from impairment of long-lived assets of $2.1 million and $5.7 million relating to the Minnesota and Lakeside Health properties, respectively, (2) a pre-tax gain of $3.4 million from the sale of the Senior Health — South properties, (3) a pretax gain of $0.8 million from the sale of Lakeside Health, (4) operating losses of $5.6 million from Lakeside Health, (5) operating losses of $1.4 million from the three Minnesota properties, and (6) net rental income of $0.8 million from the Senior Health — South properties.
      For 2004, the loss from discontinued operations before income taxes included (1) losses from impairment of long-lived assets of $6.8 million relating to the Lakeside Health property, (2) operating losses of $6.2 million from Lakeside Health, (3) operating losses of $0.2 million from the three Minnesota properties, and (6) net rental income of $0.6 million from the Senior Health — South properties.
Net Income before Cumulative Effect of Change in Accounting Principle
      Net income before cumulative effect of change in accounting principle for 2005 was $52.0 million compared to $67.7 million for 2004. The decrease in net income before cumulative effect of change in accounting principle was due to the reasons described herein.
Cumulative Effect of Change in Accounting Principle
      In 2005 a loss, net of income tax, of $6.4 million was recorded, representing the cumulative effect of a change in accounting principle as a result of the adoption of FIN No. 47, “Accounting for Conditional Asset Retirement Obligations”. The cumulative effect includes the fair value of the asset retirement obligation associated with the removal of asbestos-containing materials such as floor tile and ceiling tile from our nursing facilities.
Net Income
      Net income for 2005 was $45.56 million compared to $67.7 million for 2004. The decrease in net income was due to the reasons described herein, and in particular due to the tax benefit recorded in 2004, as noted above.
Related Party Transactions
      We insure certain risks, including comprehensive general liability, certain property and employer’s liability insurance, with Laurier Indemnity Company and Laurier Indemnity Ltd., affiliated insurance subsidiaries of Extendicare. We incurred approximately $11.9 million and $10.8 million of related insurance expenses for 2005 and 2004, respectively. In addition, we recorded credits to expense of $0.3 million and $1.0 million for 2005 and 2004, respectively, relating to refunds from prior year workers’ compensation policies with Laurier Indemnity Company.
      In 2005, an affiliated insurance subsidiary of Extendicare issued a comprehensive insurance policy to EHI for $2.5 million covering the period July 1, 2005 to December 31, 2005 covering property, general and liability claims, workers compensation and other risks not covered by EHI and its subsidiaries. We issued a dividend to EHI for $2.5 million to fund the payment of the EHI premium. We are not entitled to any claims made by EHI in respect of this policy.
      We purchase computer hardware and software support services from Virtual Care Provider, Inc., or VCPI, an affiliated subsidiary of Extendicare. Expenses related to these services were $5.4 million for 2005 and $4.8 million for 2004.
      In December 2004, we advanced $7.7 million to Extendicare, which they subsequently repaid in January 2005.
      We have non-interest bearing amounts due from (to) affiliates as follows:

Affiliate	Purpose	2005	2004

		(In thousands)
		Receivable (payable)
Current assets:
Extendicare Holdings, Inc.	Federal income taxes receivable	$10,450	$5,231
Extendicare Holdings, Inc.	Deferred federal income taxes	15,787	13,258
Extendicare Inc.	Working capital advances	—	7,690

		26,237	26,179

Current liabilities:
Virtual Care Provider, Inc.	Working capital advances	(3,000)	(3,000)
The Northern Group, Inc.	Intercompany operating expenses	16	19
Laurier Indemnity Company, Ltd.	Intercompany insurance premium	6	3
Extendicare Holdings, Inc.	Working capital advances	3	3

		(2,975)	(2,975)

Long-term liabilities:
Extendicare Holdings, Inc.	Deferred federal income taxes	(9,815)	(1,853)

Other:
Extendicare Inc.	Advances	—	(8,900)
Extendicare Inc.	Advances	281	1,218
Extendicare Holdings, Inc.	Advances	(3,483)	(3,483)
Virtual Care Provider, Inc.	Advances	(2,738)	(3,620)

		(5,940)	(14,785)

		$7,507	$6,566

      In addition to the above, as of December 31, 2005, we owe EHI a Term Note in the amounts of $55.0 million and owe Extendicare a Term Note of $8.9 million, both of which are included in long-term debt. In January 2005, Extendicare advanced $55 million to EHI, which, in turn, advanced $55 million as a Term Note to us to partially finance the ALC acquisition. This Term Note has a term of five years and bears interest at 6%. Effective April 1, 2005, the $8.9 million advance to us was converted to a Term Note with a term of five years bearing interest at 6%. These Term Notes can be repaid by us at any time.

Year Ended December 31, 2004 Compared with Year Ended December 31, 2003
      Below is a summary of the nursing facility operations key Medicare and Medicaid statistics presented on a same-facility basis for all of 2004 and 2003.

	Year Ended
	December 31

	2004	2003	Change (%)
Nursing Home Operating Statistics
Average daily census (same-facility basis):
Medicare	2,073	1,902	9.0
Private/other	2,065	2,091	(1.2)
Medicaid	8,154	8,175	(0.2)

Total	12,292	12,168	1.0

Medicare as a percent of total census (same-facility basis)	16.9	15.6
Average percentage occupancy (same-facility basis)	92.1	91.3
Average revenue rate by payor source:(1)
Medicare Part A and B	358.54	327.78	9.4
Private/other	190.22	183.00	3.9
Medicaid	138.93	131.53	5.6
Medicare Part A	326.82	299.89	9.0

(1)	Excludes prior period settlement adjustments.
Revenues
      Revenues in 2004 increased $85.7 million, or 10.3%, to $918.1 million from $832.4 million in 2003. Outpatient therapy and other revenues in 2004 increased $0.9 million, or 3.4%, to $27.6 million, due to increased lease revenue and management and consulting revenue.

      Revenues from nursing and assisted living facilities increased $84.8 million in 2004 compared to 2003, including $10.8 million as a net result of the following: (1) the acquisition of a nursing facility in Wisconsin on December 31, 2003, (2) a newly-constructed assisted living facility completed in May 2004 in Wisconsin, (3) the acquisition of four nursing facilities in Indiana in June 2004, and (4) sale of the facilities in Arkansas in August 2004. Revenues from nursing and assisted living facilities, on a same facility basis, increased $74.0 million, or 9.1%, in 2004. This increase was attributable to the following:

(In millions)
• a 5.7% increase (excluding prior year adjustments) in the average daily nursing Medicaid rate (which included cost-offset funding as a result of increased state assessments and bed taxes of $5.4 million)	$22.9
• an increase in Medicare revenues due to Medicare Part A rate increases of 2.8% and 6.26% effective October 1, 2004 and 2003, respectively	12.7
• an increase in Medicare residents from 15.5% of total in 2003 to 16.6% in 2004	10.2
• an increase in Medicare revenues due to the improvement in RUGs mix and other factors	7.6
• an increase in nursing ancillary revenues	6.0
• a increase in nursing resident ADC census	6.0
• increases in other average daily nursing rates	4.5
• increase due to one extra day in 2004	2.0
• an increase in assisted living revenues due to increased occupancy and higher rates	1.1

73.0
These increases were adjusted by:
• favorable prior year revenue adjustments recorded in 2004 of $3.7 million compared to favorable prior year revenue adjustments of $2.7 million recorded in 2003	1.0

Total increase in revenues from same facility nursing and assisted living centers	$74.0

Operating and General and Administrative Costs
      Operating and general and administrative costs increased $47.3 million, or 6.5%, in 2004 compared to 2003, including $8.7 million as a net result of the following: (1) the acquisition of a nursing facility in Wisconsin on December 31, 2003, (2) a newly-constructed assisted living facility completed in May 2004 in Wisconsin, (3) the acquisition of four nursing facilities in Indiana in June 2004, and (4) the sale of the facilities in Arkansas in August 2004. Operating and general and administrative costs on a same facility basis increased $38.6 million, or 5.4%. This increase was attributable to the following:

(In millions)
• wages, benefits and contracted staffing, which included an average wage rate increase of 3.0%	$28.8
• state assessments and bed taxes	5.4
• drug expense due to higher resident census, Medicare mix and drug prices	3.1
• equipment expenses	1.6
• other operating and administrative expenses	(0.3)

Total increase in same facility operating and general and administrative costs	$38.6

Lease Costs, Depreciation and Amortization
      Lease costs decreased $0.1 million to $9.0 million when comparing 2004 to 2003. Depreciation and amortization decreased $2.3 million to $33.3 million in 2004 compared to $35.6 million in 2003. Approxi-

mately $2.5 million of this decrease resulted from the discontinuation of depreciation on assets held for divestiture as of January 1, 2004, offset by an increase of $0.2 million from other items.
Interest Expense, Net
      Interest expense, net of interest income, decreased $12.7 million to $17.3 million for 2004 compared to $30.0 million for 2003. The weighted average interest rate of all long-term debt decreased to approximately 6.88% during 2004 compared to approximately 7.76% during 2003. Interest income was $4.2 million higher in 2004 than in 2003 primarily due to (1) the receipt in October 2004 of $2.3 million of interest from the Internal Revenue Service relating to an income tax refund from carry back of net operating losses, (2) an increase of $1.4 million in interest from Greystone relating to the completion of the Divestiture Agreement and (3) an increase of $1.4 million in interest related to the loss adjustment on the 1999 Arbor sale, offset by (4) a decrease of $0.9 million in interest primarily relating to the receipt of $20.6 million from Tandem in February and June 2004 for early repayment of notes receivable. The average debt level decreased to $332.4 million during 2004 compared to $397.7 million during 2003.
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
Loss (Gain) on Disposal of Assets and Impairment of Long-Lived Assets
      Loss on disposal of assets and impairment of long-lived assets was $1.7 million for 2004. Loss on the disposal of assets totaled $0.1 million and the loss on impairment of long-lived assets totaled $1.6 million.
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
Income Taxes
      Income taxes for 2004 were a benefit of $6.9 million compared to a provision of $12.0 million for 2003. Our effective tax rate was a benefit of 10.0% in 2004, compared to a tax expense provision of 37.1% in 2003. Included in 2004 income taxes is a tax benefit of $33.6 million recorded in December 2004 resulting primarily from two events. We recorded a tax benefit of $31.9 million for an additional loss claimed from the December 1999 sale of Arbor, our former subsidiary, to Tandem. This additional loss was primarily due to the issuance of additional guidance by the IRS, regarding the method to calculate loss on the sale of subsidiary stock, and partially due to the settlement of an IRS audit for the tax years ending December 1997 through December 2002. In addition, we recorded a tax benefit of $1.7 million relating to this IRS audit and other issues.
      Without the tax benefits of $33.6 million as stated above, income tax expense for 2004 was $26.7 million compared to $12.0 million for 2003,representing an effective tax rate of 38.3% for 2004 compared to 37.1% for 2003. The increase in the effective tax rate primarily related to the change in the valuation allowance for state deferred tax assets between the two years. When we assess the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and record a valuation allowance, if required. The ultimate realization of deferred tax assets depends upon us generating future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies when we make this assessment.
Net Income from Continuing Operations
      Net income from continuing operations for 2004 was $76.5 million compared to $20.3 million for 2003. The increase in net income was due to the reasons described herein, and in particular due to the tax benefit recorded in 2004, as noted above.
Loss from Discontinued Operations
      For 2004, the loss from discontinued operations before income taxes included (1) losses from impairment of long-lived assets of $6.8 million relating to the Lakeside Health property, (2) operating losses of $6.2 million from Lakeside Health, (3) operating losses of $0.2 million from the three Minnesota properties, and (6) net rental income of $0.6 million from the Senior Health — South properties.
      For 2003, the loss from discontinued operations before income taxes included (1) operating losses of $0.2 million from Lakeside Health, (2) operating income of $0.3 million from the three Minnesota properties, and (3) net rental loss of $0.4 million from the Senior Health — South properties.
Net Income
      Net income for 2004 was $67.7 million compared to $20.1 million for 2003. The improvement in net income was due to the reasons described herein.
Related Party Transactions
      We insure certain risks, including comprehensive general liability, certain property and employer’s liability insurance, with Laurier Indemnity Company and Laurier Indemnity Ltd., affiliated insurance subsidiaries of Extendicare. We recorded approximately $10.8 million and $10.7 million of expenses for this purpose for 2004 and 2003, respectively. Also for 2004, we recorded a credit to expense of $1.0 million due to a refund relating to a prior year workers compensation policy with Laurier Indemnity Company.
      We purchase computer hardware and software support services from Virtual Care Provider, Inc., an affiliated subsidiary of Extendicare. Expenses related to these services were $4.8 million and $6.9 million for 2004 and 2003, respectively.

Liquidity and Capital Resources
Sources and Uses of Cash
      We had cash and cash equivalents of $13.3 million at December 31, 2005 and $29.6 million at December 31, 2004. The table below sets forth a summary of the significant sources and uses of cash:

	Year Ended December 31

	2005	2004	2003

	(In thousands)
Cash provided by operating activities	$91,536	$81,400	$56,033
Cash provided by (used in) investing activities	(182,320)	(9,669)	(26,772)
Cash provided by (used in) financing activities	74,519	(90,974)	(4,766)
Increase (decrease) in cash and cash equivalents	(16,265)	(19,243)	24,495
      Cash flow from operating activities increased $10.1 million in 2005 compared to the 2004. The increase resulted primarily from (1) an increase of $4.8 million in depreciation and amortization and valuation adjustment on interest rate caps, and (2) an increase in deferred income tax provision of $38.3 million which did not use cash. However, cash flow from operating activities was negatively affected in 2005 primarily as a result of (1) a decrease of net income before cumulative effect of change in accounting principle of $14.7 million and (2) an increase in accounts receivable of $21.1 million in 2005 compared to an increase of $7.5 million in 2004, including $4.4 million due from the States of Pennsylvania and Indiana as a result of their state plans and amendments relating to Medicaid revenues in 2005, and (3) a net decrease in cash flow from changes in other assets and liabilities of $4.7 million in 2005 as compared to 2004.
      Our working capital decreased $13.5 million from $29.6 million at December 31, 2004 to $16.1 million at December 31, 2005. Working capital decreased primarily due to the cash payment for the acquisition of ALC, the early retirement of debt and increased payments for self-insured liabilities, partially offset by cash flow from operating activities.
      Accounts receivable at December 31, 2005 were $121.0 million compared with $96.0 million at December 31, 2004, representing an increase of $25.0 million. This increase includes (1) a $4.4 million increase in receivables resulting from the Indiana and Pennsylvania state plan amendments and waivers, (2) an increase in other Medicaid receivables of $5.5 million, (3) a $3.5 million increase in Medicare receivables primarily due to an increase in Medicare census, (4) a $4.3 million increase relating to assisted living operations, primarily relating to the acquisition of ALC, (5) a $1.5 million increase in interest receivable from the IRS relating to a loss claimed from the December 1999 sale of Arbor, our former subsidiary, to Tandem, (6) a $0.3 million decrease in settlement receivables, and (7) other increases of $6.1 million primarily from private payors in the nursing operations.
      The decrease in settlement receivables of $0.3 million from December 31, 2004 to December 31, 2005 included decreases of (1) $11.8 million from the collection of Medicare co-insurance amounts, (2) $3.2 million from collection of Medicaid cost report settlements, (3) $2.9 million from the collection of Medicare settlements, and (4) an increase in the contractual allowance against Medicare revenue of $2.2 million, pertaining to uncollectible Part A co-insurance receivables based upon the conclusion of audits covering the cost report years up to 2003. These decreases were partially offset by increases of (1) $15.2 million relating to revenue recorded in 2005 for anticipated Medicare reimbursement for Part A co-insurance, and (2) $4.6 million from the reclassification of settlement receivables from other assets to accounts receivable.
      Property and equipment increased $304.0 million from $446.1 million as of December 31, 2004 to $750.1 million at December 31, 2005. Property and equipment increased by (1) $ 283.7 million due to the ALC acquisition, (2) $14.0 million due to the acquisition of a nursing facility in Kentucky and a nursing facility in Pennsylvania (3) $12.8 million due to a capital lease recorded pursuant to the modification of our lease with Assisted Living Facilities, Inc. , or ALF, an unrelated party, (4) $32.9 million due to normal capital expenditures and (5) $19.1 million from new construction projects, and (6) $1.7 million for asset retirement costs net of accumulated depreciation associated with the adoption of FIN No. 47. These increases were offset by decreases of (1) $43.1 million from depreciation expense, (2) $8.0 million resulting from a provision for impairment of long-lived assets, (3) $5.9 million resulting from the sale of Florida nursing facilities previously leased to a third party, (4) $1.4 million resulting from the sale of the Maryland property, (5) $1.3 million as a result of the reclassification of assets held for sale, and (6) $0.5 million from other miscellaneous sales of property and equipment.
      Total long-term debt, including both current and long-term maturities of debt, was $519.2 million at December 31, 2005. This represents an increase of $227.3 million from December 31, 2004, including (1) $143.6 million of debt assumed in the acquisition of ALC, (2) borrowings of $115.0 million in order to finance the acquisition of ALC ($60.0 million on our former Revolving Credit Facility, which was refinanced using proceeds from the Term Loan under our Amended and Restated Credit Agreement and $55.0 million from a 6% Term Note from EHI), (3) borrowings of $8.9 from the conversion of an advance from Extendicare to a 6% Term Note, (4) borrowings of $10.0 million on the Amended and Restated Credit Facility for working capital needs, (5) borrowings of $86.0 million as a Term Loan pursuant to the Amended and Restated Credit Agreement, and (6) a capital lease obligation of $12.8 million recorded pursuant to the modification of our lease with ALF. These increases were partially offset by decreases of (1) $9.5 million due to the prepayment of Industrial Development Revenue Bonds, (2) $5.3 million due to the prepayment of a mortgage note, (3) $70.0 million in payments on the former Revolving Credit Facility, (4) $34.0 million due to termination and repayment of the ALC GE Capital Term Loan, (5) $22.0 million due to prepayment of variable rate Revenue Bonds, and (6) $8.2 million of other debt payments.
      Cash used in investing activities was $182.3 million for 2005 compared to $9.7 million for 2004, an increase of $172.6 million. This consisted of increases of: (1) $138.1 million due to the ALC acquisition, representing the acquisition price of $144.6 million offset by cash balances of $6.5 million acquired, (2) $20.6 million from the collection of notes receivables due from Tandem in 2004, (3) $10.0 million from the completion of the sale of nursing facilities to Greystone in 2004, (4) $4.2 million from increased expenditures for new construction projects, (5) $9.4 million in increased expenditures for acquisitions other than ALC, and (6) $7.4 million in increased expenditures for other purchases of property and equipment. These increases were partially offset by (1) $7.7 million in increased proceeds from the sale of property and equipment, and (2) $9.4 million in changes in other assets.
      Cash provided from financing activities was $74.5 million for 2005 compared to $91.0 million used in financing activities for 2004. The cash provided from financing activities of $74.5 million in 2005 primarily related to (1) borrowings totaling $115.0 million associated with the financing of the ALC acquisition, (2) a term loan borrowing of $86.0 million, (3) borrowings on the line of credit for operational purposes of $10.0 million, (4) $13.5 million from outstanding checks in excess of bank balance, and (5) other items of $1.3 million. These items were partially offset by (1) payments on the former Revolving Credit Facility in 2005 of $70.0 million, (2) payments of debt in 2005 of $78.8 million, and (3) payment of a $2.5 million dividend in 2005. The cash used in financing activities of $91.0 million in 2004 primarily related to long term debt transactions discuss herein plus the payment of fees and expenses relating to those transactions, partially offset by advances from shareholders and affiliates of $22.9 million.

Debt Instruments
Summary of Long-term Debt
      Long-term debt consists of the following at December 31:

	Interest
	Rate(1)	2005	2004

9.50% Senior Notes due 2010	9.54%	$149,756	$149,714
6.875% Senior Subordinated Notes due 2014	7.23%	122,255	122,022
Term Loan due 2010, at variable interest rates	6.02%	85,570	—
6.00% EHI Term Note due 2010	6.00%	55,000	—
6.00% EI Term Note due 2010	6.00%	8,900	—
Other mortgage notes payable, interest rates ranging from 3.0% to 7.25%, maturing through 2009	6.67%	3,836	9,730
Industrial Development Revenue Bond due 2014	—	—	9,500
6.25% Industrial Development Revenue Bond, maturing 2008	6.25%	735	955
Capital lease obligations	—	—	11
ALC Debt:
6.24% Red Mortgage Capital Note due 2014	6.51%	36,533	—
DMG Mortgage notes payable, interest rates ranging from 7.58% to 8.65%, due 2008	6.01%	27,263	—
Capital lease obligations, interest rates ranging from 2.84% to 13.54%, maturing through 2009	6.36%	12,222	—
Oregon Trust Deed Notes, interest rates ranging from 0.25% to 10.90%, maturing from 2020 through 2026	6.75%	9,483	—
HUD Insured Mortgages, interest rates ranging from 7.40% to 7.55%, due 2036	6.89%	7,673	—

Long-term debt before current maturities		519,226	291,932
Less current maturities		4,142	1,071

Total long-term debt		$515,084	$290,861

(1)	Interest rate is effective interest rate as of December 31, 2005.
      The weighted average interest rate of all of our long-term debt (including the effects of the interest rate swap and cap agreements discussed below) was 7.60% and 6.26% as of December 31, 2005 and 2004, respectively. Our long-term debt instruments have maturities ranging from 2006 to 2036.
      As at December 31, 2005, certain long-term debt instruments are secured by assets of, and have restrictive covenants that apply to us, ALC, and ALC’s restricted subsidiaries. Certain long-term debt instruments (identified above as ALC Debt) of ALC’s unrestricted subsidiaries are secured by, and have restrictive covenants that apply only to ALC’s subsidiaries. Additional information related to these long-term debt instruments are outlined below.
9.50% Senior Notes due 2010
      On June 28, 2002, we completed a private placement of $150 million of our 9.5% Senior Notes due July 1, 2010, or 2010 Senior Notes, which were issued at a discount of 0.25% of par to yield 9.54%. In January 2003, we completed our offer to exchange new 9.5% Senior Notes due 2010 that have been registered under the Securities Act for the Notes issued in June 2002. The terms of the new 2010 Senior Notes are identical to the terms of the 2010 Senior Notes issued in June 2002. Also on June 28, 2002, we entered into an interest rate swap agreement and an interest rate cap agreement both of which we terminated in April 2004 in connection with the sale and issuance of the 2014 Notes.

      On April 22, 2004 we entered into interest rate swap and interest rate cap agreements to convert the fixed-rate debt on the 2010 Senior Notes to variable rates, subject to the interest rate cap. See “Interest Rate Swap and Cap Agreements” in this section for a discussion of the interest rate swap and cap agreements.
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
      All of our assets and operations, except currently for ALC’s unrestricted subsidiaries, guarantee the 2010 Senior Notes. Except for ALC’s unrestricted subsidiaries, we have no independent assets or operations and the guarantees of the 2010 Senior Notes are full and unconditional, and joint and several, and any of our subsidiaries that do not guarantee the 2010 Senior Notes are minor. The 2010 Senior Notes are guaranteed by all of our existing and future active subsidiaries, except for ALC’s unrestricted subsidiaries. There are no significant restrictions on our ability to obtain funds from our subsidiaries by loan or dividend.
6.875% Senior Subordinated Notes due 2014
      On April 22, 2004, we sold and issued $125 million aggregate principal amount of the 2014 Notes pursuant to Rule 144A and Regulation S under the Securities Act. The 2014 Notes were issued at a price of 97.5001% of par to yield 7.23%. The net proceeds from the issuance of the 2014 Notes were approximately $117.4 million, net of a discount of $3.1 million and fees and expenses of $4.5 million. We used these net proceeds, along with cash on hand and borrowings under our former Revolving Credit Facility described below, to purchase for cash the 2007 Notes tendered in the tender offer described above, to redeem the 2007 Notes not tendered in the tender offer prior to May 24, 2004 and to pay related fees and expenses of the tender offer and redemption. In August 2004, we completed our offer to exchange new 6.875% Senior Subordinated Notes due 2014 that have been registered under the Securities Act for the 2014 Notes issued in April 2004. The terms of the new 2014 Notes are identical to the terms of the 2014 Notes issued in April 2004.
      On April 22, 2004, we entered into an interest rate swap and interest rate cap agreements to convert the fixed-rate debt on the 2014 Notes to variable rates, subject to the interest rate cap. See “Interest Rate Swap and Cap Agreements” in this section for the terms of the interest rate swap and cap agreements.
      All of our assets and operations, except for ALC’s unrestricted subsidiaries, guarantee the 2014 Notes. Except for ALC’s unrestricted subsidiaries, the 2014 Notes are fully and unconditionally guaranteed on a senior subordinated unsecured basis, jointly and severally, by all of our existing and future domestic significant subsidiaries, all of our existing and future domestic subsidiaries that guarantee or incur any indebtedness and any other existing and future significant subsidiaries or restricted subsidiaries that guarantee or otherwise provide direct credit support for our indebtedness or the indebtedness of any of our domestic subsidiaries. The 2014 Notes and guarantees are our general unsecured obligations and the general unsecured obligations of our subsidiaries.

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
Amended and Restated Credit Facility
      On August 4, 2005, we entered into the Amended and Restated Credit Facility to increase our total borrowing capacity from $155 million to $200 million, reduce the cost of borrowing and provide increased financial flexibility. Included within the Amended and Restated Credit facility is a Term Loan for $86 million and a $114 million revolving credit facility. On August 4, 2005, we borrowed $86.0 million under the Term Loan and $13.9 million under the revolving portion of the Amended and Restated Credit Facility, and repaid in full $64.0 million under the former Revolving Credit Facility, terminated the ALC GE Credit Facility and repaid, in full, $34.0 million under the ALC GE Capital Term Loan and ALC GE Credit Facility. The ALC GE Capital Term Loan and the ALC GE Credit Facility were entered into by subsidiaries of ALC in December 2003. The Amended and Restated Credit Facility includes, among other, the following terms and changes from the former Revolving Credit Facility:

•	the credit extended to us under the Amended and Restated Credit Facility includes a term loan for $86.0 million. The principal balance of the term loan is payable in equal quarterly installments of $215,000 over the first four years of the Amended and Restated Credit Facility, equal quarterly installments of $20.6 million over the first three quarters of the last year of the Amended and Restated Credit Facility, and a final principal installment of $20.6 million due on the maturity date.

•	the revolving credit limit under the Amended and Restated Credit Facility reflects a reduction by $41.0 million from the $155.0 million limit under the former Revolving Credit Facility to $114.0 million under the Amended and Restated Credit Facility. We may request an increase in the credit extended or available under the Amended and Restated Credit Facility by up to $15.0 million, but such increase must be approved by one or more participating lenders. The increase may be in the form of additional term loans or in the form of an increase in the revolving credit limit.

•	the maturity date of the Amended and Restated Credit Facility is July 31, 2010, reflecting an extension of more than one year from the maturity date of the former Revolving Credit Facility.

•	the interest rate margins over the Eurodollar rate or the base rate, as applicable, have been reduced and fixed at 1.75% per annum for Eurodollar rate loans and 0.75% per annum for base rate loans. Under the former Revolving Credit Facility the interest rate margin ranged from 2.50% per annum to 3.25% per annum for Eurodollar rate loans and from 1.50% per annum to 2.25% per annum for base rate loans, subject, in each case, to adjustments based on our senior leverage ratio.

•	the Amended and Restated Credit Facility includes a $10.0 million swing line commitment within the $114 million revolving credit limit.

•	the financial covenants under the Amended and Restated Credit Facility include ALC’s debt and earnings, whereas the financial covenants under the former Revolving Credit Facility did not. The financial covenants are otherwise substantially the same as under the former Revolving Credit Facility.

•	the Amended and Restated Credit Facility includes procedures for ALC and its subsidiaries to be designated as restricted subsidiaries and guarantors of the Amended and Restated Credit Facility over time. As this occurs, these subsidiaries will become subject to the covenants of the Amended and

Restated Credit Facility that apply to our restricted subsidiaries. Also, we are be permitted to make investments in these subsidiaries to the same extent that we are permitted to make investments in our other restricted subsidiaries that have guaranteed the Amended and Restated Credit Facility.

•	the Amended and Restated Credit Facility increases the our ability to make investments in unrestricted subsidiaries (the unrestricted subsidiaries being ALC and its subsidiaries unless and until they have been designated as restricted subsidiaries) such that we and our restricted subsidiaries may have investments in unrestricted subsidiaries outstanding from time to time up to the sum of the amount of investments in unrestricted subsidiaries at June 30, 2005 plus $40 million.

•	the Amended and Restated Credit Facility required that ALC’s debt in connection with the $22.0 million of Revenue Bonds secured by ALC facilities located in the States of Washington, Idaho and Ohio be repaid in full within 180 days after the closing of the Amended and Restated Credit Facility. The Revenue Bonds were prepaid in full in December 2005, and as a result, ALC became a restricted subsidiary under the Amended and Restated Credit Facility.

•	the Amended and Restated Credit Facility increases our ability to make restricted payments to permit annual dividends up to the lesser of (i) 50% of net income, or (ii) $25 million plus the unused restricted payment amount for the previous fiscal year, or (iii) $50 million.

      The Amended and Restated Credit Facility is used to back letters of credit and for general corporate purposes. The Amended and Restated Credit Facility is guaranteed by EHI and our material domestic subsidiaries, including ALC, but excluding ALC’s unrestricted subsidiaries. The collective group of ALC unrestricted subsidiaries that are not guarantors to the lenders of the Amended and Restated Credit Facility have been determined to be minor. The Amended and Restated Credit Facility is secured by certain tangible and intangible assets of ours, EHI, and the subsidiary guarantors (other than ALC’s unrestricted subsidiaries), including certain real property and, with certain exceptions, substantially all of the personal property of ours, EHI and the subsidiary guarantors (other than ALC’s unrestricted subsidiaries). The Amended and Restated Credit Facility is also secured by a pledge of 65% of the voting stock of our foreign subsidiaries, including our subsidiary guarantor’s foreign subsidiaries, if any. As a result, the Amended and Restated Credit Facility is secured by the same assets as secured the former Revolving Credit Facility; however, in addition, the Amended and Restated Credit Facility provides for the post-closing addition of additional security consisting of 45 ALC assisted living facilities, formerly financed under the ALC GE Term Loan, ALC GE Credit Facility and Revenue Bonds, and one nursing facility located in Kentucky acquired in June 2005. Further guarantees and collateral may be provided as additional subsidiaries of ALC become restricted subsidiaries. As subsidiaries of ALC guarantee or otherwise provide credit support for the Amended and Restated Credit Facility, we will be required to cause such subsidiaries to guarantee the 2010 Senior Notes and the 2014 Notes on the same basis as the existing guarantors of the respective notes guaranteed such notes.
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
      We had established the former Revolving Credit Facility in June 2002. In connection with the April 2004 offering of the 2014 Notes, we amended and restated our former Revolving Credit Facility to, among other things, extend the maturity date from June 28, 2007 to June 28, 2009 and increase the total borrowing capacity from $105 million to $155 million. In January 2005, we again amended our former Revolving Credit Facility to permit the loan from EHI and to partially finance the ALC acquisition.
      As of December 31, 2005, we had borrowings of $85.6 million under the Term Loan and no borrowings under the revolving line of credit under the Amended and Restated Credit Facility. There were no borrowings under the former Revolving Credit Facility as of December 31, 2004. The unused portion of the Amended and Restated Credit Facility that is available for working capital and corporate purposes, after reduction for outstanding letters of credit of $18.2 million (which does not include ALC letters of credit of $3.7 million), was $95.8 million as of December 31, 2005.
      The Amended and Restated Credit Facility requires that we comply with various financial covenants, including fixed charge coverage, debt leverage, and tangible net worth ratios. We are in compliance with all of the financial covenants as of December 31, 2005.
6.0% EHI Term Note due 2010
      In January 2005, Extendicare advanced $55 million to EHI who, in turn, advanced $55 million to us to accommodate the ALC acquisition. The Term Note has a term of five years and bears interest at 6%. The Term Note can be repaid at any time by us.
6.0% Extendicare Term Note due 2010
      Effective April 1, 2005, the non-interest bearing advance of $8.9 million by Extendicare to us was converted to a Term Note. The Term Note has a term of five years and bears interest at 6%. The Term Loan can be repaid at any time by us.
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
DMG Mortgage Notes Payable due 2008
      DMG Mortgage Notes Payable, or DMG Notes, includes three fixed rate notes that are secured by 13 ALC assisted living facilities located in Texas, Oregon and New Jersey. The DMG Notes were entered into by subsidiaries of ALC, and are non-recourse to us and our subsidiaries that existed prior to the ALC acquisition, but subject to a limited guaranty by ALC. These notes collectively require monthly principal and interest payments of $230,000, with balloon payments of $11.8 million, $5.3 million and $7.2 million due at maturity in May, August and September 2008, respectively. These loans bear interest at fixed rates ranging from 7.6% to 8.7%.
Capital Lease Obligations
      In March 2005, we amended lease agreements with ALF relating to five ALC assisted living facilities located in Oregon. The amended lease agreements provide ALC with an option to purchase the facilities in 2009 at a fixed price. The option to purchase was determined to be a bargain purchase price, requiring the classification of these leases be changed from operating to capital. As a result, a capital lease obligation of $12.8 million was recorded, which represents the estimated market value of the properties as of the lease amendment date and also approximated the present value of future payments due under the lease agreements, including the purchase option payment. The option to purchase must be exercised prior to July 1, 2009 with closing on or about December 31, 2009.
Oregon Trust Deed Notes
      The Oregon Trust Deed Notes, or Oregon Revenue Bonds, are secured by buildings, land, furniture and fixtures of six Oregon ALC assisted living facilities. The notes are payable in monthly installments including interest at effective rates ranging from 7.4% to 9.0%. Under the debt agreements relating to the Oregon

Revenue, ALC is required to comply with the terms of certain regulatory agreements until the scheduled maturity dates of the Revenue Bonds. Refer to “Future Liquidity and Capital Resources — Revenue Bond Commitments” below for additional information.
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
Credit Ratings
      On November 18, 2005, our 2010 Senior Notes were upgraded by Standard & Poor’s Ratings Service (S&P) to “B+” from “B”, and the 2014 Notes were upgraded to “B” from “B-”. In addition, S&P upgraded our Revolving Credit Facility and Term Loan to “BB” from “BB-” under the former revolving credit facility. On January 4, 2006, Moody’s Investor Services Inc. (Moody’s) affirmed our credit ratings, and assigned the same Ba2 rating to the Revolving Credit Facility and Term Loan as was assigned to the former revolving credit facility. The table below summarizes our debt credit ratings as at December 31, 2005.

	S&P	Moody’s

2010 Senior Notes	B+	B1
2014 Notes	B	B2
Revolving Credit Facility and Term Loan	BB	Ba2
Interest Rate Swap and Cap Agreements
      As of December 31, 2005, we have $433.7 million of fixed rate debt outstanding. To hedge the changes in fair value of our 2010 Senior Notes and 2014 Notes, which are fixed-rate debt obligations, on April 22, 2004, we entered into interest rate swap agreements with a total notional amount of $275 million under which we pay a variable rate of interest and we receive a fixed rate of interest. These interest rate swaps are designated as fair value hedges under SFAS 133 and changes in the market value of the interest rate swaps have no impact on the statements of income unless they are terminated or are no longer designated as hedges. In addition, we have entered into interest rate cap agreements to limit our exposure to increases in interest rates.
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
      With respect to the 2014 Notes, we entered into an interest rate swap agreement expiring May 1, 2014, or 2014 Swap, with a notional amount of $125.0 million. This agreement effectively converted up to $125.0 mil-

lion of fixed interest rate indebtedness into variable interest rate indebtedness. Under the terms of the 2014 Swap, the counterparty can call the swap at any time on or after May 1, 2009 with payments as determined under the agreement. This call option is a mirror image of the embedded call option in the debt instrument. The 2014 Swap was designated as a highly-effective fair value hedge, and as a result, changes in market value of the swap are recorded in income but are offset by changes in market value of the indebtedness so that there is no net impact on the statement of income unless the swap is terminated or no longer qualifies as a hedge. We also entered into an interest rate cap agreement expiring May 1, 2014, or 2014 Cap, with a notional amount of $125.0 million. Under the 2014 Cap, we pay a fixed rate of interest equal to 0.75% to the counterparty and receive a variable rate of interest equal to the excess, if any, of the six-month LIBOR, adjusted semi-annually, over the cap rate of 7%. We use the 2014 Cap to offset possible increases in interest payments under the 2014 Swap caused by increases in market interest rates over a certain level. Under the terms of the 2014 Cap, the counterparty can call the cap if the 2014 Swap is terminated. The 2014 Cap was not designated as a hedging instrument under SFAS 133 and, therefore, changes in market value are recorded in the statements of income.
Letters of Credit
      As of December 31, 2005, we had issued $2.2 million in letters of credit. Letters of credit for ALC assisted living facilities of $0.8 million are secured with cash held as collateral, whereas the balance is secured by the Amended and Restated Credit Facility. The letters of credit are renewed annually and have maturity dates ranging from January 2006 to December 2006. As of December 31, 2005, we also had issued $19.6 million in letters of credit to outside third party insurers and the Ohio Bureau of Workers’ Compensation as security for workers’ compensation claims. Letters of credit for ALC assisted living facilities of $2.9 million are secured with cash held as collateral, whereas the balance is secured by the Amended and Restated Credit Facility. The letters of credit are renewed annually and have maturity dates ranging from January 2006 to March 2007.
Off Balance Sheet Arrangements
      We have no significant off balance sheet arrangements.
Cash Management
      As of December 31, 2005, we held cash and cash equivalents of $13.3 million. We forecast on a regular monthly basis cash flows to determine the investment periods, if any, of certificates of deposit and monitor daily the incoming and outgoing expenditures to ensure available cash is invested on a daily basis.
Future Liquidity and Capital Resources
      We believe that our cash from operations together with other available sources of liquidity, including borrowings available under our Amended and Restated Credit Facility, will be sufficient for the foreseeable future to fund operations, anticipated capital expenditures and required payments of principal and interest on our debt.
Capital Commitments
      During 2005, we completed eight construction projects for a total cost of $25.5 million. We have eight additional construction projects in progress that will increase operational capacity at four assisted living facilities (77 units), add one new nursing facility (89 beds) and increase the operational capacity of three nursing facilities (64 beds). Total costs incurred through December 31, 2005 on these projects were approximately $3.0 million and purchase commitments of $7.2 million are outstanding. The total estimated cost of the uncompleted projects is approximately $30.5 million.

Accrual for Self-Insured Liabilities
      At December 31, 2005, we had an accrued liability for settlement of self-insured liabilities of $34.2 million in respect of general and professional liability claims. Claim payments were $12.5 million and $13.9 million for 2005 and 2004, respectively. The accrual for self-insured liabilities includes estimates of the cost of both reported claims and claims incurred but not yet reported. We exited the nursing facility markets of the highly litigious states of Florida and Texas in 2000 and 2001, respectively. As a result, accruals for general and professional liabilities have declined significantly from the 2002 level. We estimate that $12.5 million of the total $34.2 million liability will be paid within the next twelve months. The timing of payments is not directly within our control, and, therefore, estimates are subject to change in the future. We believe we have provided sufficient provisions for incurred general and professional liability claims as of December 31, 2005.
Revenue Bonds Commitments
      We have six ALC assisted living facilities in Oregon, financed by Oregon Revenue Bonds that mature between 2020 through 2026. Under the terms and conditions of the debt agreements, we are required to comply with the terms of the regulatory agreement until the original scheduled maturity dates for the Revenue Bonds outlined below.
      In addition, we formerly financed 15 assisted living facilities located in the States of Washington, Idaho and Ohio by Revenue Bonds that were prepaid in full in December 2005. The aggregate amount of the Revenue Bonds upon repayment was $21.1 million. However, despite the prepayment of the Revenue Bonds, under the terms and conditions of the debt agreements, we are required to continue to comply with the terms of the regulatory agreement until the original scheduled maturity dates for the Revenue Bonds. The original scheduled maturity dates were 2018 for the Washington Revenue Bonds, 2017 for the Idaho Revenue Bonds, and 2018 for the Ohio Revenue Bonds.
      Under the terms of the debt agreements relating to the Revenue Bonds, we are required, among other things, to lease at least 20% of the units of the projects to low or moderate income persons as defined in Section 142(d) of the Internal Revenue Code. This condition is required in order to preserve the federal income tax exempt status of the Revenue Bonds during the term they are held by the bondholders. There are additional requirements as to the age and physical condition of the residents with which we must also comply. We must also comply with the terms and conditions of the underlying trust deed relating to the debt agreement and report on a periodic basis to the State of Oregon, Housing and Community Services Department, or OHCS, for the Oregon Revenue Bonds, the Washington State Housing Finance Commission, or WSHFC, for the former Washington Revenue Bonds, the Ohio Housing Finance Commission, or OHFC, for the former Ohio Revenue Bonds, and the Idaho Housing & Community Services, or IHCS, for the former Idaho Revenue Bonds. Non-compliance with these restrictions may result in an event of default and cause fines and other financial costs.
      In addition, we lease five properties from ALF in Oregon and five properties from LTC in Washington that were financed through the sale of Revenue Bonds and contain certain terms and conditions within the debt agreements. We must comply with these terms and conditions and failure to adhere to those terms and conditions may result in an event of default to the lessor and termination of the lease. The leases requires, among other things, that in order to preserve the federal income tax exempt status of the bonds, we are required to lease at least 20% of the units of the projects to low or moderate income persons as defined in Section 142(d) of the Internal Revenue Code. There are additional requirements as to the age and physical condition of the residents with which we must also comply. Pursuant to the lease agreements with ALF and LTC, we must comply with the terms and conditions of the underlying trust deed relating to the debt agreement and report on a periodic basis to the OHCS, for the ALF leases, and the WSHFC, for the LTC leases.

Contractual Obligations
      Set forth below is a table showing the estimated timing of payments under our contractual obligations as of December 31, 2005:

	Payments Due by Year

	Total	2006	2007	2008	2009	2010	After 2010

	(Dollars in thousands)
Long-term debt	$519,226	$4,142	$7,111	$27,682	$53,800	$256,226	$170,265
Operating lease commitments	164,072	20,971	19,454	19,544	19,331	19,435	65,337

Total	$683,298	$25,113	$26,565	$47,226	$73,131	$275,661	$235,602

      In addition to the operating lease amounts identified in the above table, we lease twelve nursing properties from Triple S Investment Company, or Triple S, that are subleased to Senior Health — Texas. Under the terms of the lease with Triple S, the Company remains responsible for lease payments and other obligations as defined in the lease agreement. Pursuant to the Triple S lease, we are liable to Triple S should there be any default in the payment of rent by Senior Health — Texas. Senior Health — Texas continues to be current in the payment of lease amounts on both our owned and Triple S subleased properties.
      Our annual lease commitment is $2.1 million in 2006 and $0.4 million for the first two-month period of 2007. Effective March 1, 2007 and thereafter, the lease payments are to be adjusted to an amount, subject to negotiation, to provide Triple S with the then current fair market value rental payments for the properties. The lease payments commencing in March 2007 will apply for the balance of the lease that expires on February 28, 2012.
      As of December 31, 2005, we had capital expenditure purchase commitments outstanding of approximately $11.5 million not including commitments on new construction projects. In addition, we had eight new construction projects in progress, which are expected to add 153 nursing beds and 77 assisted living units. The total estimated cost of the projects is $30.5 million, and they are expected to be completed in 2006 through 2007. Costs incurred through December 31, 2005 on these projects were approximately $3.0 million and purchase commitments of $7.2 million are outstanding.
Critical Accounting Policies
      Our consolidated financial statements have been prepared in conformity with GAAP. For a full discussion of our accounting policies as required by GAAP, refer to the accompanying notes to the consolidated financial statements in this Annual Report on Form 10-K. We consider the accounting policies discussed below to be critical to an understanding of our financial statements because their application requires significant judgment and reliance on estimations of matters that are inherently uncertain. Specific risks related to these critical accounting policies are described below.
Revenue Recognition and Accounts Receivable
      We derive our revenues primarily from providing long-term healthcare services in the nursing and assisted living facilities we operate. Approximately 72% of our revenues are derived from federal or state medical assistance programs. The remaining revenues are derived from private pay residents directly or through their insurer, health maintenance organizations or other third party providers. Revenues are recorded in the period in which services and products are provided at established rates less, for government supported programs, contractual adjustments. Contractual adjustments include differences between our established billing rates and amounts estimated by management as reimbursable under various reimbursement formulas or contracts in effect. State plan amendments and waivers are submitted to CMS for approval which, upon approval, can result in changes to revenues pertaining to prior periods. Estimation differences between final settlements and amounts recorded in previous years are reported as adjustments to revenues in the period such settlements are determined. Due to the complexity of the laws and regulations governing the federal and state reimbursement programs, there is a possibility that recorded estimates may change by a material amount.
      Subsequent to the acquisition of ALC, we derive approximately 78% of our assisted living facility revenue from private pay residents in the period in which we provide services and at rates we establish based upon the services provided and market conditions in the area of operation. The remaining revenues are derived from state medical assistance programs whose rates are established for the facility or facilities in the state and are subject to periodic, but not retrospective, adjustments.
      We record accounts receivable at the net realizable value we expect to receive from federal and state reimbursement programs, other third-party payors or individual residents. We also estimate which receivables may be collected within one year and reflect those not expected to be collected within one year as non-current. We continually monitor and adjust our allowances associated with these receivables. We evaluate the adequacy of our allowance for doubtful accounts by conducting a specific account review of amounts in excess of predefined target amounts and aging thresholds, which vary by payor type. Provisions are considered based upon the evaluation of the circumstances for each of these specific accounts. In addition, we have established internally-determined percentages for allowance for doubtful accounts that are based upon historical collection trends for each payor type and age of these receivables. Accounts receivable that we estimate to be uncollectible, based upon the above process, are fully reserved for in the allowance for doubtful accounts until they are written off or collected. If circumstances change, for instance due to economic downturn, resulting in higher than expected defaults or denials, our estimates of the recoverability of our receivables could be reduced by a material amount. Our allowance for doubtful accounts for current accounts receivable totaled $13.8 million and $10.6 million at December 31, 2005 and 2004, respectively.
Measurement of Acquired Assets and Liabilities in Business Combinations
      We accounts for acquisitions in accordance with SFAS No. 141, “Business Combinations” and have adopted the guidelines in Emerging Issues Task Force, or EITF, 02-17 for the identification of and accounting for acquired customers, which for us represents resident relationships. In an acquisition, we assess the fair value of acquired assets which include land, building, furniture and equipment, licenses, resident relationships and other intangible assets, and acquired leases and liabilities. In respect of the valuation of the real estate acquired, we calculate the fair value of the land and buildings, or properties, using an “as if vacant” approach. The fair value of furniture and equipment is estimated on a depreciated replacement cost basis. The value of resident relationships and below (or above) market resident contracts are determined based upon the valuation methodology outlined below. We allocate the purchase price of the acquisition based upon these assessments with, if applicable, the residual value purchase price being recorded as goodwill. Goodwill recorded on acquisitions is not a deductible expense for tax purposes. These estimates are based upon historical, financial and market information. Imprecision of these estimates can affect the allocation of the purchase price paid on the acquisition of facilities between intangible assets and liabilities and the properties and goodwill values determined, and the related depreciation and amortization.
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
      Below (or above) market resident contracts represent the value of the difference between amounts to be paid pursuant to the in-place resident contracts and management’s estimate of the fair market value rate, measured over a period of either the average resident stay in the facility, or the period under which we can change the current contract rates to market. The amortization period for the ALC acquisition is 24 months. There were no below (or above) market resident contracts on the nursing facility acquisitions. Amortization of below (or above) market resident contracts are included in revenues in the consolidated statement of income.

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
      The Medicare program, prior to January 1, 1999, was a cost-based reimbursement program under which nursing facilities received interim payments for each facility’s respective reimbursable costs, which could be subject to adjustment based upon the submission of a year-end cost report and certain cost limits. The year-end cost report would be subject to audit by a FI, and could lead to ongoing discussions with a FI, which are normally resolved during the audit process, and therefore, no provisions are required. For unresolved items involving differences of opinion, such items can be settled through a formal appeal process, which results in the provider filing an appeal with the PRRB of the CMS. Should this occur, a contractual allowance provision for Medicare receivables may be provided for disagreements.
      Similarly for states that operate under a retrospective reimbursement system under which interim payments are subject to audits, we have to estimate the amount of potential settlement accounts receivable or payable.
      We periodically review the settlement accounts receivable and the general contractual allowance for settlement of amounts in dispute, and adjust the balances accordingly based upon known facts at the time. An adjustment to settlement receivable amount and recorded revenues would occur upon resolution of issues in dispute or upon issues being settled at the PRRB. Since certain issues are significant in amounts, the resolution could have a material impact on our financial statements. In addition, we estimate the portion of the Medicaid and Medicare accounts receivable that are collectible within the next 12 months and classify this amount as a current asset. Accounts receivable from both Medicare and Medicaid state programs, net of a contractual allowance, at December 31, 2005 totaled $12.0 million (2004 — $17.0 million). Of the total net Medicare and Medicaid settlement receivable balance, $6.4 million (2004 — $6.7 million) is expected to be substantially collected within one year and is included within accounts receivable as a current asset. Our contractual allowance for current and non-current Medicare and Medicaid settlement accounts receivable totaled $0.0 million and $4.4 million at December 31, 2005 and 2004, respectively.
Valuation of Assets and Asset Impairment
      We record property and equipment at cost less accumulated depreciation and amortization. We depreciate and amortize these assets using a straight-line method for book purposes based upon the estimated lives of the assets. Goodwill represents the cost of the acquired net assets in excess of their fair market values. Pursuant to SFAS No. 142 we do not amortize goodwill and intangible assets with indefinite useful lives. Instead we test for impairment at least annually. Other intangible assets, consisting of the cost of leasehold rights, are deferred and amortized over the term of the lease including renewal options and resident relationships over the estimated average length of stay at the facility. We periodically assess the recoverability of long-lived assets, including property and equipment, goodwill and other intangibles, when there are indications of potential impairment based upon the estimates of undiscounted future cash flows. The amount of any impairment is calculated by comparing the estimated fair market value with the carrying value of the related asset. We consider such factors as current results, trends and future prospects, current estimated market value and other economic and regulatory factors in performing these analyses.
      A substantial change in the estimated future cash flows for these assets could materially change the estimated fair values of these assets, possibly resulting in an additional impairment. Changes which may impact future cash flows include, but are not limited to, competition in the marketplace, changes in Medicare and Medicaid rates, increases in wages or other operating costs, increased litigation and insurance costs, and increased operational costs resulting from changes in legislation and regulatory scrutiny and changes in interest rates. As detailed in Note 17 to our consolidated financial statements, the net gain or loss on disposal of assets and impairment of long-lived assets totaled a gain of $6.1 million in 2005, a loss of $1.7 million in 2004 and no gain or loss in 2003.

Self-insured Liabilities
      Insurance coverage for patient care liability and other risks has become increasingly difficult to obtain. We insure certain risks with affiliated insurance subsidiaries of Extendicare and third-party insurers. The insurance policies cover comprehensive general and professional liability, workers’ compensation and employer’s liability insurance in amounts and with such coverage and deductibles as we deem appropriate, based on the nature and risks of our business, historical experiences, availability and industry standards. We self-insure for health and dental claims, in certain states for workers’ compensation and employer’s liability, and since January 2000, for general and professional liability claims up to deductible amounts as defined in our insurance policies.
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
      Changes in our level of retained risk, and other significant assumptions that underlie our estimate of self-insured liabilities, could have a material effect on the future carrying value of the self-insured liabilities. For example, in 2000, we experienced an adverse development of claims. In 2000 our per claim retained risk increased significantly for general and professional liability coverage mainly due to the level of risks associated with our Florida and Texas operations. We no longer operate nursing or assisted living facilities in Florida or nursing operations in Texas. However, claims originated from prior years continue to be adjudicated in these states. Our accrual for self-insured liabilities totaled $34.2 million and $37.7 million at December 31, 2005 and 2004, respectively.
Conditional Asset Retirement Obligation
      We have recognized future asset retirement obligations in accordance with FIN No. 47. Conditional asset retirement obligations refer to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be in control of the entity. FIN No. 47 requires that either a liability be recognized for the fair value of a legal obligation to perform asset-retirement activities that are conditional on a future event if the amount can be reasonably estimated, or where it can not, that disclosure of the liability exists, but has not been recognized and the reasons why a reasonable estimate can not be made. FIN No. 47 became effective for us as of December 31, 2005.
      We have determined that a conditional asset retirement obligation exists for asbestos remediation. Though asbestos is not currently a health hazard in our facilities, upon renovation, we may be required to take the appropriate remediation procedures in compliance with state law to remove the asbestos. The removal of asbestos-containing materials includes primarily floor and ceiling tiles from our pre-1980 constructed nursing facilities and a few older assisted living facilities. The fair value of the conditional asset retirement obligation was determined at the present value of the estimated future cost of remediation based on an estimated expected date of remediation. This computation is based on a number of assumptions which may change in the future based on the availability of new information, technology changes, changes in costs of remediation, and other factors.
      The determination of the asset retirement obligation is based upon a number of assumptions that incorporate our knowledge of the facilities, the asset life of the floor and ceiling tiles, the estimated timeframes for periodic renovations which would involve floor and ceiling tiles, the current cost for remediation of asbestos and the current technology at hand to accomplish the remediation work. These assumptions to determine the asset retirement obligation may be imprecise or be subject to changes in the future. Any change in the assumptions can impact the value of the determined liability and impact our future earnings.

Deferred Tax Assets
      Our results of operations are included in the consolidated federal tax return of our U.S. parent company, EHI. Accordingly, federal current and deferred income taxes payable (or receivable) are determined as if we filed our own income tax returns. Deferred tax assets and liabilities are recognized to reflect the expected future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect those temporary differences to be recovered or settled. We establish a valuation allowance based upon our estimate of whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon us generating future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Our valuation allowance for net state deferred tax assets totaled $0.9 million and $3.7 million at December 31, 2005 and 2004, respectively.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Qualitative Disclosures
      We use interest rate swaps to hedge a significant portion of the fair value of our debt obligations and interest rate caps to limit our exposure to increases in interest rates.
      For our variable-rate debt, changes in interest rates generally do not impact the market value of the debt instruments, but do affect our future income and cash flows. At December 31, 2005, we had $272 million of fixed-rate debt outstanding that has been effectively converted to variable-rate debt using interest rate swaps. Assuming that the balance of this debt remains constant, each one percentage point increase in the six-month LIBOR will result in an annual increase in interest expense, and a corresponding decrease in cash flows, of approximately $2.7 million. Conversely, each one percentage point decrease in the six-month LIBOR will result in an annual decrease in interest expense, and a corresponding increase in cash flows, of approximately $2.7 million. Increases in interest expense are limited by interest rate caps that reimburse us to the extent that the six-month LIBOR exceeds 7%.
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

Quantitative Disclosures
      The table below presents principal, or notional, amounts and related weighted average interest rates by year of maturity for our debt obligations and interest rate swaps and caps as of December 31, 2005 (dollars in thousands):

								Fair Value
								Liability
	2006	2007	2008	2009	2010	After 2010	Total	(Asset)

LONG-TERM DEBT:
Fixed Rate	$3,282	$6,252	$26,822	$12,090	$214,946	$170,265	$433,656	$444,455
Average Interest Rate	6.26%	6.72%	6.07%	6.38%	8.48%	7.06%	7.66%
Variable Rate	$860	$860	$860	$41,710	$41,280	—	$85,570	$85,570
Average Interest Rate	6.02%	6.02%	6.02%	6.02%	6.02%	—	6.02%
INTEREST RATE SWAPS: (fixed to variable)
Notional Amount	—	—	—	—	—	$275,000	$275,000	$5,389
Average Pay Rate (variable rate)	—	—	—	—	—	8.15%	8.15%
Average Receive Rate (fixed rate)	—	—	—	—	—	8.31%	8.31%
INTEREST RATE CAPS:
Notional Amount	—	—	—	—	—	$150,000	$150,000	$(387)
Notional Amount	—	—	—	—	—	$125,000	$125,000	$5,496
      The above table incorporates only those exposures that existed as of December 31, 2005 and does not consider those exposures or positions which could arise after that date or future interest rate movements. As a result, the information presented above has limited predictive value. Our ultimate results with respect to interest rate fluctuations will depend upon the exposures that occur, our hedging strategies at the time and interest rate movements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Extendicare Health Services, Inc.:
      We have audited the accompanying consolidated balance sheets of Extendicare Health Services, Inc. and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholder’s equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Extendicare Health Services, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

[KPMG LLP LOGO]
Milwaukee, Wisconsin
February 22, 2006

EXTENDICARE HEALTH SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004

	2005	2004

	(In thousands except
	share data)
ASSETS
Current Assets:
Cash and cash equivalents	$13,347	$29,612
Short-term investments (Note 3)	5,722	—
Accounts receivable, less allowances of $13,813 and $10,594, respectively	120,982	95,973
Supplies, prepaid expenses and other current assets (Note 4)	23,173	17,751
Income taxes receivable (Note 24)	557	1,654
Deferred state income taxes (Note 24)	4,660	2,664
Due from shareholder and affiliates (Notes 23 and 24):
Federal income taxes receivable	10,450	5,231
Deferred federal income taxes	15,787	13,258
Other	—	7,690

Total current assets	194,678	173,833
Property and equipment (Note 7)	750,075	446,085
Goodwill and other intangible assets (Note 8)	85,476	74,554
Other assets (Note 9)	28,563	41,485

Total Assets	$1,058,792	$735,957

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities:
Outstanding checks in excess of bank balance	$13,453	$—
Current maturities of long-term debt (Note 10)	4,142	1,071
Accounts payable	29,169	22,297
Accrued liabilities (Note 12)	117,448	99,920
Current portion of accrual for self-insured liabilities (Note 13)	12,500	18,000
Current portion of amounts due from shareholder and affiliates (Note 23)	2,975	2,975

Total current liabilities	179,687	144,263
Accrual for self-insured liabilities (Note 13)	21,691	19,725
Long-term debt (Notes 10 and 23)	515,084	290,861
Deferred state income taxes (Note 24)	479	1,833
Other long-term liabilities (Note 14)	32,652	12,448
Due to shareholder and affiliates (Notes 23 and 24):
Deferred federal income taxes	9,815	1,853
Other	5,940	14,785

Total Liabilities	765,348	485,768

Shareholder’s Equity:
Common stock, $1 par value, 1,000 shares authorized, 947 shares issued and outstanding	1	1
Additional paid-in capital	209,771	209,221
Accumulated other comprehensive income	—	342
Retained earnings	83,672	40,625

Total Shareholder’s Equity	293,444	250,189

Total Liabilities and Shareholder’s Equity	$1,058,792	$735,957

The accompanying notes are an integral part of these consolidated financial statements.

EXTENDICARE HEALTH SERVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003

	(In thousands)
REVENUES:
Nursing and assisted living facilities (Note 15)	$1,161,126	$890,543	$805,746
Outpatient therapy	11,261	10,987	11,524
Other	17,269	16,604	15,153

	1,189,656	918,134	832,423

COSTS AND EXPENSES (INCOME):
Operating	957,163	742,938	694,538
General and administrative	37,316	29,722	30,871
Lease costs	21,890	9,029	9,079
Depreciation and amortization	45,123	33,368	35,627
Interest expense, net (Note 16)	36,840	17,321	30,070
Valuation adjustment on interest rate caps (Note 11)	1,803	7,983	(131)
Loss (gain) on disposal of assets and impairment of long-lived assets (Note 17)	(6,050)	1,716	—
Loss on refinancing and retirement of debt (Note 18)	275	6,484	—

	1,094,360	848,561	800,054

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND CHANGE IN ACCOUNTING PRINCIPLE	95,296	69,573	32,369
Income tax (benefit) expense (Note 24)	37,533	(6,933)	12,024

NET INCOME FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCPLE	57,763	76,506	20,345
Loss from discontinued operations before income taxes (Note 19)	9,745	12,613	318
Income tax benefit on discontinued operations (Note 19)	(3,943)	(3,845)	(59)

NET LOSS FROM DISCONTINUED OPERATIONS	(5,802)	(8,768)	(259)

NET INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	51,961	67,738	20,086
Cumulative effect of change in accounting principle, net of income taxes (Note 2(j))	6,414	—	—

NET INCOME	$45,547	$67,738	$20,086

The accompanying notes are an integral part of these consolidated financial statements.

EXTENDICARE HEALTH SERVICES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY AND
COMPREHENSIVE INCOME

				Accumulated	Retained
	Common Stock		Additional	Other	Earnings	Total
			Paid-In	Comprehensive	(Accumulated	Shareholder’s
	Shares	Amount	Capital	Income (Loss)	Deficit)	Equity

	(In thousands except share data)
BALANCES at DECEMBER 31, 2002	947	1	208,787	(2,388)	(47,199)	159,201
Comprehensive income (loss) (Note 25):
Unrealized gain on investments, net of income taxes	—	—	—	3,341	—	3,341
Unrealized gain on cash flow hedges, net of income taxes	—	—	—	32	—	32
Net income	—	—	—	—	20,086	20,086

Total comprehensive income (loss)						23,459

BALANCES at DECEMBER 31, 2003	947	1	208,787	985	(27,113)	182,660
Comprehensive income (Note 25):
Unrealized loss on investments, net of income taxes	—	—	—	(742)	—	(742)
Unrealized gain on cash flow hedges, net of income taxes	—	—	—	99	—	99
Net income	—	—	—	—	67,738	67,738

Total comprehensive income						67,095
Income tax benefit from parent stock options exercised	—	—	434	—	—	434

BALANCES at DECEMBER 31, 2004	947	1	209,221	342	40,625	250,189
Comprehensive income (loss) (Note 25):
Unrealized loss on investments, net of income taxes	—	—	—	(342)	—	(342)
Net income	—	—	—	—	45,547	45,547

Total comprehensive income	—	—	—	(342)	45,547	45,205
Cash dividend paid	—	—	—	—	(2,500)	(2,500)
Income tax benefit from parent stock options exercised	—	—	550	—	—	550

BALANCES at DECEMBER 31, 2005	947	$1	$209,771	$—	$83,672	$293,444

The accompanying notes are an integral part of these consolidated financial statements.

EXTENDICARE HEALTH SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003

	(In thousands)
OPERATING ACTIVITIES:
Net income	$45,547	$67,738	$20,086
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,169	35,200	37,448
Amortization of deferred financing costs	1,906	1,672	1,496
Amortization of purchase accounting adjustments for leases and debt	(663)	—	—
Amortization of purchase accounting adjustments for below market resident leases	(2,488)	—	—
Provision for self-insured liabilities (Note 13)	8,045	6,600	6,000
Payments of self-insured liabilities (Note 13)	(12,481)	(13,938)	(16,026)
Deferred income taxes	7,442	(30,794)	1,820
Valuation adjustment on interest rate caps (Note 11)	1,803	7,983	(131)
Change in accounting principle, net of income tax (Note 2(j))	6,414	—	—
Loss (gain) on disposal of assets and impairment of long-lived assets (Note 17)	(2,492)	8,541	—
Loss on refinancing and retirement of debt (Note 18)	275	6,484	—
Changes in assets and liabilities:
Accounts receivable	(21,103)	(7,487)	487
Other assets	4,597	15,723	3,793
Supplies, prepaid expenses and other current assets	1,192	(10,673)	(211)
Accounts payable	4,042	1,625	(178)
Accrued liabilities	1,560	381	735
Income taxes payable/receivable	(932)	(1,622)	526
Current due to shareholder and affiliates	2,703	(6,033)	188

Cash provided by operating activities	91,536	81,400	56,033

INVESTING ACTIVITIES:
Payment for acquisition of Assisted Living Concepts, Inc. (Note 5)	(144,578)	—	—
Cash balances in ALC as of acquisition	6,522	—	—
Payments for other acquisitions (Note 6)	(15,809)	(6,454)	(4,124)
Payments for new construction projects	(19,145)	(14,970)	(4,304)
Payments for purchases of property and equipment	(32,851)	(25,444)	(21,029)
Proceeds from repayment of notes receivable	—	20,552	—
Proceeds from completion of divestiture agreement	—	10,000	—
Proceeds from sale of assets held for sale	10,574	—	—
Proceeds from sale of investments	4,937	4,894	—
Proceeds from sale of property and equipment (Note 16)	1,877	4,850	—
Changes in other non-current assets	6,153	(3,097)	2,685

Cash used in investing activities	(182,320)	(9,669)	(26,772)

EXTENDICARE HEALTH SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	2005	2004	2003

	(In thousands)
FINANCING ACTIVITIES:
Proceeds from Revolving Credit Facility to finance ALC acquisition	60,000	—	—
Proceeds from 6% EHI Term Note to finance ALC acquisition	55,000	—	—
Proceeds from issuance of long-term debt (Note 10)	96,000	128,082	—
Payments of long-term debt (Note 10)	(78,769)	(229,253)	(5,267)
Payments on line of credit	(70,000)	—	—
Payments of deferred financing costs (Note 9)	(1,144)	(5,506)	—
Payments of interest rate cap fee (Note 21)	—	(3,495)	—
Payments of tender and call premium and legal expenses	—	(6,921)	—
Proceeds from termination of interest rate swap and cap	—	2,615	—
Advances from shareholder and an affiliate	—	22,900	—
Dividend paid	(2,500)	—	—
Outstanding checks in excess of bank balance	13,453	—	—
Other long-term liabilities	2,479	604	501

Cash provided by (used in) financing activities	74,519	(90,974)	(4,766)

Increase (decrease) in cash and cash equivalents	(16,265)	(19,243)	24,495
Cash and cash equivalents, beginning of year	29,612	48,855	24,360

Cash and cash equivalents, end of year	$13,347	$29,612	$48,855

Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$35,317	$24,644	$32,662
Income tax payments, net of refunds	32,238	12,500	7,000
Supplemental schedule of non-cash investing and financing activities:
The Company acquired all of the capital stock of Assisted Living Concepts, Inc. In connection with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$315,200	$—	$—
Cash paid	(144,578)	—	—

Liabilities assumed	$170,622	$—	$—

Capital lease obligations incurred to purchase properties (Notes 10 and 21)	$12,848	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

EXTENDICARE HEALTH SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS
      Extendicare Health Services, Inc. and its subsidiaries (hereafter referred to as the “Company”) operate in one reporting segment, nursing and assisted living facilities, throughout the United States. The Company is an indirect wholly owned subsidiary of Extendicare Inc. (“Extendicare”), a Canadian publicly traded company.
      At December 31, 2005, the Company operated or managed 146 nursing facilities with capacity for 14,747 beds and 216 assisted living facilities with 8,828 units. Through its nursing centers, the Company provides nursing, rehabilitative and other specialized medical services and, in the assisted living facilities, the Company provides varying levels of assistance with daily living activities to residents. The Company also provides consulting services to 77 nursing facilities (9,669 beds) and 13 assisted living facilities (802 units).
      In addition, at December 31, 2005, the Company owned four nursing facilities (475 beds), which were leased to and operated by an unrelated nursing home provider.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
a)     Principles of Consolidation
      The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management’s most significant estimates include revenue recognition and valuation of accounts receivable, provision for Medicaid and Medicare revenue rate settlements, measurement of acquired assets and liabilities in business combinations, valuation of assets and determination of asset impairment, self-insured liabilities for general and professional liability, workers’ compensation and health and dental claims, valuation of conditional asset retirement obligations and valuation of deferred tax assets. Actual results could differ from those estimates.
      The consolidated financial statements include those of the Company and its subsidiaries. All significant intercompany accounts and transactions with subsidiaries have been eliminated from the consolidated financial statements.

b) Cash and Short-term Investments
      Cash and cash equivalents include unrestricted cash and short-term investments. Short-term cash equivalent investments, comprised of money market instruments, have a maturity of 90 days or less from their date of purchase and are stated at cost, which approximates net realizable value. For purposes of the consolidated statements of cash flows, the Company considers all cash and highly liquid investments that have a maturity of 90 days or less to be cash equivalents.
      Short-term share investments are stated at market value and classified as trading securities, with any change in value reported in the statement of income as an unrealized gain or loss.
c)     Accounts Receivable
      Accounts receivable are recorded at the net realizable value expected to be received from federal and state assistance programs, other third-party payors or from individual residents. Receivables from government agencies represent the only concentrated group of accounts receivable for the Company.

EXTENDICARE HEALTH SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company had approximately 26%, 25% and 23% as of December 31, 2005, 2004 and 2003, respectively, in accounts receivable derived from services provided under various federal Medicare programs and 43%, 41% and 40% as of the same dates derived from services provided under various state Medicaid, or medical assistance, programs. Management does not believe there are any credit risks associated with these government agencies other than possible funding delays. Accounts receivable other than from government agencies consist of receivables from various payors that are subject to differing economic conditions and do not represent any concentrated credit risks to the Company.
      The Company periodically evaluates the adequacy of its allowance for doubtful accounts by conducting a specific account review of amounts in excess of predefined target amounts and aging thresholds, which vary by payor type. Allowances for uncollectibility are considered based upon the evaluation of the circumstances for each of these specific accounts. In addition, the Company has established internally-determined percentages for allowance for doubtful accounts, which is based upon historical collection trends for each payor type and age of the receivables. Accounts receivable that the Company specifically estimates to be uncollectible, based upon the above process, are fully reserved for in the allowance for doubtful accounts until they are written off or collected.

d) Property and Equipment
      Property and equipment are stated at cost less accumulated depreciation and amortization. Provisions for depreciation and amortization are computed using the straight-line method for book purposes (accelerated methods for tax purposes) at rates based upon the following estimated useful lives:

Land improvements	10 to 25 years
Buildings	30 to 40 years
Building improvements	5 to 30 years
Building expenditures pertaining to conditional asset retirement obligations	The shorter of the useful life of the asset or 35 years
Furniture and equipment	Varying periods not exceeding 15 years
Leasehold improvements	The shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased
      Construction in progress includes pre-acquisition costs and other direct costs related to acquisition, development and construction of properties, including interest, which are capitalized until the facility is opened. Depreciation of the facility, including interest capitalized, is commenced the month after the facility is opened and is based upon the useful life of the asset, as outlined above.
      Purchased computer software is included within furniture and equipment and amortized over a five-to-seven year and internally developed software over a three-year basis. Approximately $2,000, $111,000 and $118,000 of costs included in furniture and equipment associated with developing or obtaining internal-use software were capitalized during the years ended December 31, 2005, 2004 and 2003, respectively, and are being amortized over three years.
      Maintenance and repairs are charged to expense as incurred. When property or equipment is retired or disposed, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss is included in the results of operations.

EXTENDICARE HEALTH SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      Leases that are operating leases with defined scheduled rent increases are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Technical Bulletin 85-3. The scheduled rent increases are recognized on a straight-line basis over the lease term.
f)     Goodwill and Other Intangible Assets
      Goodwill represents the cost of acquired net assets in excess of their fair market values. Goodwill and intangible assets with indefinite useful lives are not amortized but are tested for impairment at least annually in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Intangible assets with estimable useful lives are amortized over their respective estimated useful lives and also reviewed at least annually for impairment. The Company performs its annual assessment as of September 30 and did not record an impairment of goodwill in 2005, 2004 or 2003.
      The costs of acquiring leasehold rights are deferred and amortized over the term of the lease including renewal options.
      Resident relationships intangible assets are stated at the amount determined upon acquisition, net of accumulated amortization. Resident relationships intangible assets are amortized on a straight-line basis, based upon a review of the residents’ average length of stay. The Company generally amortizes the resident relationships asset over a 36-month period for assisted living facilities, and 18-month period for nursing facilities. The amortization period is subject to evaluation upon each acquisition. Amortization of the resident relationships asset is included within amortization expense in the consolidated statements of income.
g)     Long-lived Assets
      The Company periodically assesses the recoverability of long-lived assets, including property and equipment, in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement requires that all long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying value of an asset to the undiscounted future cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its estimated undiscounted future cash flows, an impairment provision is recognized to the extent the book value of the asset exceeds estimated fair value. Assets to be disposed of are reported at the lower of the carrying amount or the fair value of the asset, less all associated costs of disposition. In addition, SFAS No. 144 requires separate reporting of discontinued operations to the component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Management considers such factors as current results, trends and future prospects, current market value, and other economic and regulatory factors, in performing these analyses.
h)     Other Assets
      Direct loan origination costs are recorded as deferred financing costs and amortized over the life of the related debt using the effective interest method.

EXTENDICARE HEALTH SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company has settlement accounts receivable due from the federal Medicare program, and certain state Medicaid programs with retrospective reimbursement systems. On January 1, 1999, the Centers for Medicare and Medicaid Services (“CMS”) implemented the Prospective Payment System (“PPS”) which dramatically impacted how providers were reimbursed under the Medicare program. After the implementation of PPS, providers are reimbursed upon prescribed rates for specific services. Providers are required to complete year end cost reports to report on the financial statistics and performance of the skilled nursing facility to CMS, who uses the data to monitor the cost of the services provided. The cost reports also enable the provider to seek reimbursement for bad debts incurred in respect to Part A co-insurance claims. Prior to the implementation of PPS on January 1, 1999, the Medicare program was a cost-based reimbursement program under which nursing facilities received interim payments for each facility’s respective reimbursable costs, which could be subject to adjustment based upon the submission of a year-end cost report and certain cost limits. For both cost reports submitted prior to or post PPS, the cost reports are subject to audit by a Fiscal Intermediary (“FI”) and can lead to ongoing discussions with the FI regarding the treatment of various items related to prior years’ cost reports. Normally items are resolved during the audit process and no provisions are required. For items involving differences of opinion between the Company and a FI regarding cost report methods, such items can be settled through a formal appeal process. Should this occur, a general provision or contractual allowance for Medicare receivables may be provided for disagreements, which result in the provider filing an appeal with the Provider Reimbursement Review Board (“PRRB”) of the CMS. Similarly, for states that operate under a retrospective reimbursement system under which interim payments are subject to audits, the Company evaluates and determines the amount of potential settlement accounts receivable or payable. The Company periodically reviews the accounts receivable and the general contractual allowance for settlement of amounts in dispute, and adjusts its balance based upon known facts at the time. An adjustment to the settlement receivable amount and recorded revenues would occur upon resolution of issues in dispute or upon issues being settled at the PRRB. In addition, the Company estimates the portion of the Medicaid and Medicare settlement accounts receivable to be collectible within the next 12 months and classifies this amount as a current asset.
      Assets held for sale are stated at the lower of carrying value or the fair value of the asset, less all costs of disposition.
      Debt service and capital expenditure trust funds, which are comprised of liquid money market investments, are considered to be available-for-sale and are reported at fair value. Fair values are based on quoted market prices. Unrealized gains and losses, net of related tax effects, are reported within Accumulated Other Comprehensive Income (“AOCI”) as a separate component of shareholder’s equity. A decline in the market value of any security below cost that is deemed to be other than temporary is charged to income, resulting in the establishment of a new cost basis for the security. The cost basis of the debt service trust funds approximates fair value. Realized gains and losses for securities classified as available-for-sale are included in the results of operations and are derived using the specific identification method for determining the cost of securities sold. Interest income is recognized when earned.
      Notes receivables and advances are stated at the amount of the receivable, net of any allowance for uncollectibility. The Company monitors the payment of interest due on the notes (or advances) and, where provided within the terms of the notes (or advances), reviews the financial statements of the company owing the amount to assess the ultimate collectibility of the notes (or advances). Should circumstances arise that the collectibility of the note (or advance) is doubtful, an allowance is recorded against the note receivable (or advance).
i)     Revenue Recognition
      In 2005, the Company derived approximately 72% of its revenue from federal and state-funded reimbursement programs. The remaining revenues are derived from private pay residents directly or through

EXTENDICARE HEALTH SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
their insurer, Health Maintenance Organization (“HMO”), or other third party providers. Revenues are recorded in the period in which services and products are provided at established rates less, for government supported programs, contractual adjustments. Contractual adjustments include differences between the Company’s established billing rates and amounts estimated by management as reimbursable under various reimbursement formulas or contracts in effect. State Plan amendments and waivers are submitted to CMS for approval which, upon approval, can result in changes to revenues pertaining to prior periods. Estimation differences between final settlements and amounts recorded in previous years are reported as adjustments to revenues in the period such settlements are determined.
      Subsequent to the acquisition of Assisted Living Concepts, Inc. (“ALC”), in 2005 the Company derived approximately 78% of its assisted living facility revenue from private pay residents. Revenue is recognized in the period in which the services are provided and at rates established by the Company based upon the services provided and market conditions in the area of operation. The remaining revenues are derived from state-funded programs whose rates are established for the facility or facilities in the state and are subject to periodic prospective adjustments.
j)     Asset Retirement Obligations
      In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN No. 47”), “Accounting for Conditional Asset Retirement Obligations”. FIN No. 47 clarified that the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be in control of the entity. FIN No. 47 requires that either a liability be recognized for the fair value of a legal obligation to perform asset-retirement activities that are conditional on a future event if the amount can be reasonably estimated, or where it can not, that disclosure of the liability exists, but has not been recognized and the reasons why a reasonable estimate can not be made. FIN No. 47 became effective as of December 31, 2005.
      The Company has determined that a conditional asset retirement obligation exists for asbestos remediation. Though not a current health hazard in its facilities, upon renovation, the Company may be required to take the appropriate remediation procedures in compliance with state law to remove the asbestos. The removal of asbestos-containing materials includes primarily floor and ceiling tiles from the Company’s pre-1980 constructed nursing facilities and a few older assisted living facilities. The fair value of the conditional asset retirement obligation was determined as the present value of the estimated future cost of remediation based on an estimated expected date of remediation. This computation is based on a number of assumptions which may change in the future based on the availability of new information, technology changes, changes in costs of remediation, and other factors.

EXTENDICARE HEALTH SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of December 31, 2005, the Company adopted FIN No. 47 and recognized a charge of $6.4 million (net of income taxes of $4.3 million) for the cumulative effect of change in accounting principle relating to the adoption of FIN No. 47. This charge includes the cumulative accretion of the asset retirement obligations from the estimated dates the liabilities were incurred through December 31, 2005. The charge also includes depreciation through December 31, 2005 on the related assets for the asset retirement obligations that would have been capitalized as of the dates the obligations were incurred. As of December 31, 2005, the asset retirement obligation was $12.4 million and the asset retirement cost, net of accumulated depreciation, was $1.7 million. Below is a summary of the impact of the adoption of FIN 47 on the balance sheet of the Company as of December 31, 2005:

(In thousands)
Cumulative effect of accounting change, net of income taxes	$6,414
Property and equipment, net	1,671
Deferred state income taxes	535
Due to shareholder and affiliates:
Deferred federal income taxes	3,741

Total asset retirement obligation	$12,361

      The determination of the asset retirement obligation is based upon a number of assumptions that incorporate the Company’s knowledge of the facilities, the asset life of the floor and ceiling tiles, the estimated timeframes for periodic renovations which would involve floor and ceiling tiles, the current cost for remediation of asbestos and the current technology at hand to accomplish the remediation work. These assumptions to determine the asset retirement obligation may be imprecise or be subject to changes in the future. Any change in the assumptions can impact the value of the determined liability and impact future earnings of the Company.
      The asset retirement obligation on a pro forma basis as of December 31, 2004 and 2003 was $11.5 million and $10.7 million, respectively.
      The following table shows what net income would have been had FIN No. 47 been applied for all years presented:

	2005	2004	2003

	(In thousands)
Net income before cumulative effect of change in accounting principle, as reported	$53,028	$67,738	$20,086
Effect of adoption of FIN No. 47 on:
Income before income taxes	(917)	(856)	(803)
Income tax expense (benefit)	(367)	(334)	(313)

Net income	(550)	(522)	(490)

Adjusted net income after effect of adoption of FIN No. 47	$52,478	$67,216	$19,596

k)     Provision for Divested Operations and Facility Closures
      The Company continually assesses the performance of its asset portfolio, and for those assets that fail to meet operating and financial standards, a decision may be made to dispose of the asset. Assets to be disposed of are recorded at the lower of the carrying value or estimated fair market value after disposal costs. In accordance with SFAS No. 146, “Accounting for Restructuring Costs Associated with Exit or Disposal Activities,” the Company records exit costs when incurred.

EXTENDICARE HEALTH SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
l)     Derivative Instruments and Hedging Activities
      All derivative instruments are recorded on the balance sheet at their respective fair values. On the date the derivative contract is entered into, the Company assesses whether or not to designate the derivative as either a hedge of the fair value of a recognized asset or liability (“fair value hedge”) or a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”). The Company assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedge items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues the hedge accounting prospectively.
      Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair-value hedge, along with the loss or gain on the hedged asset or liability of the hedged item that is attributable to the hedged risk, are recorded in income. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income until income is affected by the variability in cash flows of the designated hedged item.
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
m)     Income Taxes
      The Company’s results of operations are included in the consolidated federal tax return of the Company’s U.S. parent company. Accordingly, federal current and deferred income taxes payable (or receivable), are determined as if the Company had filed its own income tax returns. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
n)     Accounting for Acquisitions
      The Company accounts for acquisitions in accordance with SFAS No. 141, “Business Combinations”. In October 2002, the Emerging Issues Task Force (“EITF”), issued EITF 02-17, “Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination”, which provides implementation guidance in accounting for intangible assets in accordance with FASB No. 141. The Company identifies and accounts for acquired customer and resident relationships pursuant to the provisions of EITF 02-17.
      The Company assesses the fair value of acquired assets which include land, building, furniture and equipment, licenses, resident relationships and other intangible assets, and acquired leases and liabilities. In respect of the valuation of the real estate acquired, the Company calculates the fair value of the land and buildings, or properties, using an “as if vacant” approach. The fair value of furniture and equipment is determined on a depreciated replacement cost basis. The value of resident relationships and below (or above) market resident contracts are determined based upon the valuation methodology outlined below. The Company allocates the purchase price of the acquisition based upon these assessments with, if applicable, the

EXTENDICARE HEALTH SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
residual value purchase price being recorded as goodwill. These estimates were based upon historical, financial and market information. Goodwill acquired on acquisition is not deductible for tax purposes.
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
      Below (or above) market resident contracts represent the value of the difference between amounts to be paid pursuant to the in-place resident contracts and management’s estimate of the fair market value rate, measured over a period of either the average resident stay in the facility, or the period under which the Company can change the current contract rates to market. The amortization period for the ALC acquisition is 24 months. There were no below (or above) market resident contracts on the nursing facility acquisitions. Amortization of below (or above) market resident contracts are included in revenues in the consolidated statement of income.
o)     Exchanges of Non-monetary Assets
      As of January 1, 2005, the Company adopted SFAS No. 153 “Exchanges of Non-monetary assets, an amendment of Accounting Principles Board (“APB”) Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Non-monetary Transactions”, was based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amended Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153 did not have a material effect on the Company’s consolidated financial statements.
p)     Reclassifications
      Certain reclassifications have been made to the 2004 and 2003 consolidated financial statements to conform to the presentation for 2005.
q)     New Accounting Pronouncements
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

EXTENDICARE HEALTH SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
r)     Terminology, Definitions and Names
      The consolidated financial statements and notes include a number of terms that are unique to the health care industry, words that definitions are provided, and abbreviations for names of organizations and legal entities to whom the Company has transaction with. To assist, below a summary of those terms, definitions and names and a reference to the page in consolidated financial statements or notes:

		Financial Statement
Abbreviation	Full Name	Note Number

Accounting Terms
SFAS	Statement of Financial Accounting Standards	2	(f)
FASB	Financial Accounting Standards Board	2	(e)
AOCI	Accumulated Other Comprehensive Income	2	(h)
FIN	FASB Interpretation Bulletin	2	(j)
EITF	Emerging Issues Task Force	2	(n)
APB	Accounting Principles Board	2	(o)
Health Care Terminology
FI	Fiscal Intermediary	2	(h)
HMO	Health Maintenance Organizations	2	(i)
PPA	The Prospective Payment System	2	(h)
PRRB	Provider Reimbursement Review Board	2	(h)
Legal Agreements
Amended and Restated Credit Facility	Third Amended and Restated Credit Agreement	10
DMG Notes	DMG Mortgage Notes Payable	10
former Revolving Credit Facility	Revolving Credit Facility	5
MOU	Memorandum of Understanding	21
2010 Senior Notes	9.5% Senior Notes	10
2014 Notes	6.875% Senior Subordinated Notes	10
2010 Swap	Swap agreement expiring July 1, 2010	11
2014 Swap	Swap agreement expiring May 1, 2014	11
2010 Cap	Cap agreement expiring July 1, 2010	11
2014 Cap	Cap agreement expiring May 1, 2014	11

EXTENDICARE HEALTH SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Financial Statement
Abbreviation	Full Name	Note Number

Legal Entities

Extendicare and affiliates
Extendicare	Extendicare Inc.	1
ALC	Assisted Living Concepts, Inc.	2	(i)
EHI	Extendicare Holdings, Inc.	5
VCPI	Virtual Care Provider, Inc.	23

External Parties
Arbor	Arbor Health Care Company, Inc.	9
ALF	Assisted Living Facilities, Inc.	10
Benedictine	Benedictine Health Dimensions, Inc.	19
Greystone	Greystone Tribeca Acquisition, L.L.C.	17
Lakeside Health	Lakeside Health, L.L.C.	19
LTC	LTC Properties, Inc.	21
Omnicare	Omnicare, Inc.	3
Senior Health — South	Senior Health Properties — South, Inc.	9
Senior Health — Texas	Senior Health Properties — Texas, Inc.	9
Tandem	Tandem Health Care, Inc.	9
Triple S	Triple S Investment Company.	21

Governmental Bodies
CMS	Centers for Medicare & Medicaid Services	2	(h)
OHCS	State of Oregon, Housing and Community	22
	Services
WSHFC	Washington State Housing Finance Commission	22
OHFC	Ohio Housing Finance Commission	22
IHCS	Idaho Housing & Community Services	22

EXTENDICARE HEALTH SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	SHORT-TERM INVESTMENTS
      As at December 31, 2005 the Company held 100,000 common shares of Omnicare, Inc. (“Omnicare”) with a market price per share of $57.22 per share, or $5.7 million in aggregate. The shares are classified as trading securities and carried on the books at their quoted market prices, with gains and losses recorded in earnings.

4.	SUPPLIES, PREPAID EXPENSES AND OTHER CURRENT ASSETS

	2005	2004

	(In thousands)
Prepaid expenses	$9,886	$11,477
Supplies	4,573	4,278
Restricted cash workers compensation	2,935	—
Deposits	2,823	534
Other current assets	2,956	1,462

	$23,173	$17,751

      As of December 31, 2005 and 2004, prepaid expenses include a $9.5 million prepayment to Laurier Indemnity Ltd., an affiliated insurance subsidiary of Extendicare, for general liability and umbrella insurance premiums.

5.	ACQUISITION OF ASSISTED LIVING CONCEPTS, INC.
      On January 31, 2005, the Company completed the acquisition of ALC for a total purchase consideration of approximately $285 million, including the assumption of ALC’s existing debt with a book value of approximately $141 million. The acquisition was completed immediately subsequent to, and pursuant to, the shareholder approval of the merger and acquisition agreement entered into on November 4, 2004, that provided for the acquisition of all of the outstanding shares and stock options of ALC for $18.50 per share. The Company financed the acquisition by using approximately $29 million of cash on hand, a $55 million 6% Term Note due 2010 from the Company’s U.S. parent company Extendicare Holdings, Inc. (“EHI”), and drawing $60 million from the Revolving Credit Facility (“former Revolving Credit Facility”). On January 31, 2005, ALC had a portfolio of 177 assisted living facilities, comprised of 122 owned properties and 55 leased facilities representing 6,838 units, located in 14 states, many in markets where the Company operated. The goal of the acquisition was to expand the Company’s asset portfolio and level of non-government based revenue sources.

EXTENDICARE HEALTH SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company has completed the valuation of assets acquired and finalized the purchase price allocation as described in Note 2 (n). The impact of the acquisition on each asset and liability category in the Company’s consolidated balance sheet is as follows as of January 31, 2005:

(In thousands)
ASSETS:
Cash, net of cash used to finance the acquisition	$(22,652)
Accounts receivable	2,898
Other current assets	8,722

Total current assets	(11,032)
Property, plant and equipment	283,686
Resident relationships intangible	6,357
Goodwill	5,556
Other long-term assets	1,459

Total assets	$286,026

LIABILITIES:
Current maturities of long-term debt	$3,418
Unfavorable leases as lessor	3,715
Other current liabilities	18,318

Total current liabilities	25,451
Long term debt:
Long-term debt of ALC assumed	140,212
Proceeds from 6% Term Loan from EHI to finance acquisition	55,000
Proceeds from former Revolving Credit Facility to finance acquisition	60,000

Total long-term debt	255,212
Deferred income taxes	608
Other long-term liabilities	4,755

Total liabilities	$286,026

      The operations of ALC are included in the consolidated financial statements of income and the consolidated statements of cash flows beginning February 1, 2005. The assets and liabilities of ALC are included within the consolidated balance sheet as of December 31, 2005.
      Below is pro forma income statement information of the Company prepared assuming the acquisition of ALC had occurred as of January 1, 2004. This pro forma information includes purchase accounting adjustments but does not include estimated cost savings.

	Years Ended December 31,

	2005	2004

	(In thousands)
Total revenues	$1,204,758	$1,096,799
Income before income taxes	94,486	72,196
Net income from continuing operations	57,270	78,515

EXTENDICARE HEALTH SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In January 2005, the Company amended its then existing senior secured revolving credit facility (“Revolving Credit Facility”) to permit the loan from EHI and to partially finance the ALC acquisition. Subsequently, Extendicare advanced $55 million to EHI, which in turn advanced $55 million as a 6% Term Note due 2010 to the Company. ALC’s debt is non-recourse to the Company and its subsidiaries that existed prior to the acquisition of ALC.

6.	OTHER ACQUISITIONS AND NEW CONSTRUCTION

a) Acquisitions in Pennsylvania and Kentucky
      On December 1, 2005, the Company acquired a nursing facility (126 beds) in Pennsylvania for $7.6 million in cash. On June 1, 2005, the Company acquired a nursing facility (127 beds) in Kentucky for $8.2 million in cash. The Company completed the valuation of assets acquired and finalized the purchase price allocation as described in Note 2 (n). The impact of these acquisitions in each asset category is as follows:

	Pennsylvania	Kentucky	Total

	(In thousands)
Cash used to finance the acquisition	$(7,590)	$(8,219)	$(15,809)
Other current assets	32	(4)	28

Total current assets	(7,558)	(8,223)	(15,781)
Property, plant and equipment	6,600	7,360	13,960
Resident relationships intangible	47	48	95
Goodwill	1,203	815	2,018

Total assets	$292	$—	$292

Current liabilities	$292	$—	$292

b) New Construction
      During 2005, the Company completed eight construction projects for a total cost of $25.5 million. In December 2005, the Company completed a construction project that increased the operational capacity at an assisted living facility (21 units). In April, August and September 2005, the Company completed construction projects that resulted in the opening of three new assisted living facilities (150 units). In April and May 2005, the Company completed four construction projects that resulted in increased the operational capacity at three assisted living facilities (75 units) and one nursing facility (18 beds).
      In July and December 2005, the Company acquired land in Washington and Ohio for future development for $0.9 million and $0.1 million respectively.

c) 2004 Acquisitions and Developments
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

EXTENDICARE HEALTH SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	PROPERTY AND EQUIPMENT
      Property and equipment and related accumulated depreciation and amortization as of December 31 is as follows:

	2005	2004

	(In thousands)
Land and land improvements	$59,730	$40,220
Buildings and improvements	875,169	585,757
Furniture and equipment	74,079	70,927
Leasehold improvements	12,922	12,209
Construction in progress (Note 22)	5,885	11,485

	1,027,785	720,598
Less accumulated depreciation and amortization (Note 2(d))	277,710	274,513

	$750,075	$446,085

      Included within property and equipment are properties leased to unrelated operators (refer to Note 21).

8.	GOODWILL AND OTHER INTANGIBLE ASSETS
      Goodwill and other intangible assets consisted of the following at December 31:

	2005	2004

	(In thousands)
Goodwill	$89,988	$82,414
Leasehold rights	10,016	10,016
Resident relationships intangible	6,452	—

	106,456	92,430
Less accumulated amortization (Note 2(f))	20,978	17,876

	$85,476	$74,554

      Amortization expense for leasehold rights for the years ended December 31, 2005 and 2004 was $1.1 million and $1.1 million, respectively. Estimated amortization expense for the next five years is $0.6 million in 2006, $0.2 million in 2007, and nil thereafter based on leasehold rights owned as at December 31, 2005.
      Amortization expense for resident relationships intangible for the year ended December 31, 2005 was $2.0 million. Estimated amortization expense for the next five years is $2.2 million in 2006, $2.1 million in 2007, $0.2 million in 2008, and nil thereafter.

EXTENDICARE HEALTH SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	OTHER ASSETS
      Other assets consisted of the following at December 31:

	2005	2004

	(In thousands)
Deferred financing costs, net of accumulated amortization of $3.9 million and $2.7 million for 2005 and 2004, respectively	$11,073	$11,828
Medicare and Medicaid settlement receivables, less contractual allowance of $0 in 2005 and $2,994 in 2004, respectively	5,617	10,214
Indemnification escrow	3,700	3,700
Funds held under deferred compensation plan (Note 14)	2,340	2,001
Assets held for sale (Note 19)	1,331	—
Debt service and capital expenditure trust funds	1,269	309
Cash held as collateral for ALC letters of credit	1,041	—
Notes receivable	880	1,000
Security deposits	825	361
Prepaid interest rate cap fee	387	984
Advances to Lakeside Health, LLC (note 19)	—	2,445
Other investments	—	916
Advances to non-affiliated long-term care operators	—	7,024
Other	100	703

	$28,563	$41,485

Medicare and Medicaid Settlement Receivables
      Below is a summary of non-current and current settlement receivables balance:

	2005	2004

	(In thousands)
Total Settlement Receivables from Medicare and Medicaid programs, less total contractual allowance of $0 in 2005 and $4,370 in 2004	$12,011	$16,954
Less: Current portion of Medicare and Medicaid settlement receivables (included in accounts receivable)	6,394	6,740

Non-current portion of Settlement Accounts Receivable	$5,617	$10,214

      Medicare settlement receivables primarily relate to reimbursable Part A co-insurance receivables for cost report years and outstanding settlements from the cost-based reimbursement program prior to the implementation of PPS on January 1, 1999. Reimbursable Part A co-insurance receivables amounted to $9.1 million and $10.6 million as of December 31, 2005 and 2004, respectively, within the above total amount. Upon determination of differences between the final settlement and amounts recorded in previous years, adjustments to revenues are recorded in the period for Medicare reimbursable Part A co-insurance claims, Medicare revenues earned prior to the implementation of PPS and for Medicaid programs with a retrospective reimbursement system. In the third quarter of 2005, the Company recorded a contractual allowance against revenue of $2.2 million, pertaining to Part A co-insurance receivables based upon the conclusion of audits covering the cost report years up to 2003.
      In August 2004, prior to a scheduled PRRB hearing date, the Company reached a negotiated settlement with a FI with respect to various issues related to facilities purchased in the Arbor Health Care Company

EXTENDICARE HEALTH SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(“Arbor”) acquisition in 1997. The settlement reached resulted in the receipt of $2.1 million, $1.8 million of which was received in the fourth quarter of 2004, and the balance in 2005. The settlement receivables had been reserved for upon the 1999 divestiture of Arbor to Tandem Health Care, Inc. (“Tandem”) and further within the provision for divested operations (refer to Note 12). As a result of the settlement, the $6.9 million difference between the net settlement balance and proceeds to be received was charged against the $3.7 million Arbor long-term liability balance, and $3.2 million against the reserve for divested operations.

Indemnification Escrow
      The Company owns a $3.7 million indemnification escrow established on the sale of Arbor to Tandem for potential claims in respect of the divestiture of the Arbor legal entity. The Company is confident that there are no outstanding claims in respect of Arbor; however, there can be no assurance that other claims will not be made against the Indemnification Escrow until the expiration of the warranty period with Tandem in 2007.

Advances from Non-affiliated Long-term Care Operators
      As of December 31, 2004 advances from non-affiliated long-term care operators were $2.9 million from Senior Health Properties — South, Inc. (“Senior Health — South”), and $4.1 million from Senior Health Properties — Texas, Inc. (“Senior Health — Texas”).
      In August 2005, in conjunction with sale of six nursing properties formerly leased by Senior Health — South, the Company collected in full advances from Senior Health — South. See Note 19 for additional information relating to this sale.
      In the fourth quarter of 2005, the Company recorded a charge to earnings for impairment of receivables of $4.5 million to establish an allowance against advances provided to Senior Health — Texas (refer to Note 17). The Company had advanced approximately $4.5 million to Senior Health — Texas in 2001 as part of the transfer of all of its Texas nursing home operations to Senior Health — Texas. Since 2001, Senior Health — Texas has subleased 12 facilities and leased four owned facilities from the Company. During 2005, Senior Health — Texas cash flow from operations declined due to limited Medicaid rate increases. The Company has met with Senior Health — Texas management representatives, and during 2006 will continue to evaluate these operations, the advances, along with both the lease and sublease arrangements it has with Senior Health — Texas.

EXTENDICARE HEALTH SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	LINE OF CREDIT AND LONG-TERM DEBT
      Long-term debt consisted of the following at December 31:

	Interest
	Rate(1)	2005	2004

		(In thousands)
9.50% Senior Notes due 2010	9.54%	$149,756	$149,714
6.875% Senior Subordinated Notes due 2014	7.23%	122,255	122,022
Term Loan due 2010, at variable interest rates	6.02%	85,570	—
6.00% EHI Term Note due 2010	6.00%	55,000	—
6.00% EI Term Note due 2010	6.00%	8,900	—
Other mortgage notes payable, interest rates ranging from 3.0% to 7.25%, maturing through 2009	6.67%	3,836	9,730
Industrial Development Revenue Bond due 2014	—	—	9,500
6.25% Industrial Development Revenue Bond, maturing 2008	6.25%	735	955
Capital lease obligations	—	—	11

ALC Debt:
6.24% Red Mortgage Capital Note due 2014	6.51%	36,533	—
DMG Mortgage notes payable, interest rates ranging from 7.58% to 8.65%, due 2008	6.01%	27,263	—
Capital lease obligations, interest rates ranging from 2.84% to 13.54%, maturing through 2009	6.36%	12,222	—
Oregon Trust Deed Notes, interest rates ranging from 0.25% to 10.90%, maturing from 2020 through 2026	6.75%	9,483	—
HUD Insured Mortgages, interest rates ranging from 7.40% to 7.55%, due 2036	6.89%	7,673	—

Long-term debt before current maturities		519,226	291,932
Less current maturities		4,142	1,071

Total long-term debt		$515,084	$290,861

(1)	Interest rate is effective interest rate as of December 31, 2005.
      As at December 31, 2005, certain long-term debt instruments are secured by assets of, and have restrictive covenants that apply to the Company, ALC and ALC’s restricted subsidiaries. Certain long-term debt instruments (identified above as ALC Debt) of ALC’s other, or unrestricted, subsidiaries are secured by, and have restrictive covenants that apply only to ALC’s unrestricted subsidiaries. Additional information related to these long-term debt instruments are outlined below.

2010 Senior Notes
      On June 28, 2002, the Company completed a private placement of $150 million of its 9.5% Senior Notes due July 1, 2010 (the “2010 Senior Notes”), which were issued at a discount of 0.25% of par to yield 9.54%. In January 2003, the Company completed its offer to exchange new 9.5% Senior Notes due 2010 that have been registered under the Securities Act of 1933, as amended (the “Securities Act”) for the Notes issued in June 2002. The terms of the new 2010 Senior Notes are identical to the terms of the 2010 Senior Notes issued in June 2002.

EXTENDICARE HEALTH SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On April 22, 2004 the Company entered into interest rate swap and interest rate cap agreements to convert the fixed-rate debt on the 2010 Senior Notes to variable rates, subject to the interest rate cap. Refer to Note 11 for the terms of the interest rate swap and cap agreements.
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
      All of the Company’s assets and operations, except for ALC’s unrestricted subsidiaries, guarantee the 2010 Senior Notes. Except for ALC’s unrestricted subsidiaries, the Company has no independent assets or operations and the guarantees of the 2010 Senior Notes are full and unconditional, and joint and several, and any of the Company’s subsidiaries that do not guarantee the 2010 Senior Notes are minor. There are no significant restrictions on the Company’s ability to obtain funds from its subsidiaries by loan or dividend.

2014 Notes
      On April 22, 2004, the Company sold and issued $125 million aggregate principal amount of its 6.875% Senior Subordinated Notes due May 1, 2014 (the “2014 Notes”) pursuant to Rule 144A and Regulation S under the Securities Act. The 2014 Notes were issued at a price of 97.5001% of par to yield 7.23%. The net proceeds from the issuance of the 2014 Notes were approximately $117.4 million, net of a discount of $3.1 million and fees and expenses of $4.5 million. The Company used these net proceeds, along with cash on hand and borrowings under its former Revolving Credit Facility, to purchase for cash the 9.35% Senior Subordinated Notes due 2007 (the “2007 Notes”), tendered in the April 2004 tender offer for the 2007 Notes, to redeem the 2007 Notes not tendered in the tender offer prior to May 24, 2004 and to pay related fees and expenses of the tender offer and redemption. In August 2004, the Company completed its offer to exchange new 6.875% Senior Subordinated Notes due 2014 that have been registered under the Securities Act for the 2014 Notes issued in April 2004. The terms of the new 2014 Notes are identical to the terms of the 2014 Notes issued in April 2004.
      On April 22, 2004, the Company entered into an interest rate swap and interest rate cap agreements to convert the fixed-rate debt on the 2014 Notes to variable rates, subject to the interest rate cap. Refer to Note 11 for the terms of the interest rate swap and cap agreements.
      All of the Company’s assets and operations, except for assets and operations of ALC’s unrestricted subsidiaries, are pledged to secure the 2014 Notes. Except for ALC’s unrestricted subsidiaries, the 2014 Notes are fully and unconditionally guaranteed on a senior subordinated unsecured basis, jointly and severally, by all

EXTENDICARE HEALTH SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of the Company’s existing and future domestic significant subsidiaries. The 2014 Notes and guarantees are the Company’s general unsecured obligations and the general unsecured obligations of its subsidiaries.
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

Amended and Restated Credit Facility
      On August 4, 2005, the Company entered into a Third Amended and Restated Credit Agreement (the “Amended and Restated Credit Facility”) to increase the total borrowing capacity from $155 million to $200 million, reduce the cost of borrowing and provide increased financial flexibility. Included within the Amended and Restated Credit Facility is a Term Loan for $86 million and a $114 million revolving line of credit. On August 4, 2005, the Company borrowed $86.0 million under the Term Loan and $13.9 million under the revolving portion of the Amended and Restated Credit Facility, repaid in full $64.0 million under the former Revolving Credit Facility, terminated the ALC GE Credit Facility and repaid, in full, $34.0 million under the ALC GE Capital Term Loan and ALC GE Credit Facility. The ALC GE Capital Term Loan and the ALC GE Capital Credit Facility were entered into by subsidiaries of ALC in December 2003.
      The Amended and Restated Credit Facility includes, among other things, the following terms and changes from the former Revolving Credit Facility:

•	the credit extended to the Company under the Amended and Restated Credit Facility includes a Term Loan for $86.0 million. The principal balance of the Term Loan is payable in equal quarterly installments of $215,000 over the first four years of the Amended and Restated Credit Facility, equal quarterly installments of $20.6 million over the first three quarters of the last year of the Amended and Restated Credit Facility, and a final principal installment of $20.6 million due on the maturity date.

•	the revolving credit limit under the Amended and Restated Credit Facility reflects a reduction by $41.0 million from the $155.0 million limit under the former Revolving Credit Facility to $114.0 million under the Amended and Restated Credit Facility. The Company may request an increase in the credit extended or available under the Amended and Restated Credit Facility by up to $15.0 million, but such request must be approved by one or more participating lenders. The increase may be in the form of additional term loans or in the form of an increase in the revolving credit limit.

•	the maturity date of the Amended and Restated Credit Facility is July 31, 2010, reflecting an extension of more than one year from the maturity date of the former Revolving Credit Facility.

•	the interest rate margins over the Eurodollar rate or the base rate, as applicable, have been reduced and fixed at 1.75% per annum for Eurodollar rate loans and 0.75% per annum for base rate loans. Under the former Revolving Credit Facility the interest rate margin ranged from 2.50% per annum to 3.25% per annum for Eurodollar rate loans and from 1.50% per annum to 2.25% per annum for base rate loans, subject, in each case, to adjustments based on the Company’s senior leverage ratio.

•	the Amended and Restated Credit Facility includes a $10.0 million swing line commitment within the $114 million revolving credit limit.

EXTENDICARE HEALTH SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	the financial covenants under the Amended and Restated Credit Facility include ALC’s debt and earnings, whereas the financial covenants under the former Revolving Credit Facility did not. The financial covenants are otherwise substantially the same as under the former Revolving Credit Facility.

•	the Amended and Restated Credit Facility includes procedures for ALC and its subsidiaries to be designated as restricted subsidiaries and guarantors of the Amended and Restated Credit Facility over time. As this occurs, these subsidiaries will become subject to the covenants of the Amended and Restated Credit Facility that apply to the Company’s restricted subsidiaries. Also, the Company is permitted to make investments in these subsidiaries to the same extent that it is permitted to make investments in its other restricted subsidiaries that have guaranteed the Amended and Restated Credit Facility.

•	the Amended and Restated Credit Facility increases the Company’s ability to make investments in unrestricted subsidiaries (the unrestricted subsidiaries being ALC and its subsidiaries unless and until they have been designated as restricted subsidiaries) such that the Company and its restricted subsidiaries may have investments in unrestricted subsidiaries outstanding from time to time up to the sum of the amount of investments in unrestricted subsidiaries at June 30, 2005 plus $40 million.

•	the Amended and Restated Credit Facility required that ALC’s debt in connection with the $22.0 million of Revenue Bonds secured by ALC facilities located in the States of Washington, Idaho and Ohio be repaid in full within 180 days after the closing of the Amended and Restated Credit Facility. The Revenue Bonds were prepaid in December 2005, and as a result, ALC became a restricted subsidiary under the Amended and Restated Credit Facility.

•	the Amended and Restated Credit Facility increases the Company’s ability to make restricted payments to permit annual dividends up to the lesser of (i) 50% of net income, or (ii) $25 million plus the unused restricted payment amount for the previous fiscal year, or (iii) $50 million.
      The Amended and Restated Credit Facility is used to back letters of credit and for general corporate purposes. The Amended and Restated Credit Facility is guaranteed by EHI and the Company’s material domestic subsidiaries including ALC, but excluding ALC’s unrestricted subsidiaries. The collective group of ALC’s unrestricted subsidiaries that are non-guarantors to the lenders of the Amended and Restated Credit Facility have been determined to be minor. The Amended and Restated Credit Facility is secured by certain tangible and intangible assets of EHI, the Company and the subsidiary guarantors (other than ALC’s unrestricted subsidiaries), including certain real property and, with certain exceptions, substantially all of the personal property of EHI, the Company and the subsidiary guarantors (other than ALC’s unrestricted subsidiaries). The Amended and Restated Credit Facility is also secured by a pledge of 65% of the voting stock of the Company’s foreign subsidiaries, including the Company’s subsidiary guarantors’ foreign subsidiaries, if any. As a result, the Amended and Restated Credit Facility is secured by the same assets as secured the former Revolving Credit Facility; however, in addition, the Amended and Restated Credit Facility provides for the post-closing addition of additional security consisting of 45 ALC assisted living facilities, formerly financed under the ALC GE Term Loan, ALC GE Credit Facility and Revenue Bonds, and one nursing facility located in Kentucky acquired in June 2005. Further guarantees and collateral may be provided as additional subsidiaries of ALC become restricted subsidiaries. As subsidiaries of ALC guarantee or otherwise provide credit support for the Amended and Restated Credit Facility, the Company will be required to cause such subsidiaries to guarantee the 2010 Senior Notes and the 2014 Notes on the same basis as the existing guarantors of the respective notes guaranteed such notes.
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

EXTENDICARE HEALTH SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Restated Credit Facility. The Company is permitted to make voluntary prepayments at any time under the Amended and Restated Credit Facility.
      In January 2005, the Company amended its former Revolving Credit Facility to permit the loan from EHI and to partially finance the ALC acquisition. Until the Company entered the Amended and Restated Credit Facility, ALC’s debt was non-recourse to the Company and its subsidiaries that existed prior to the acquisition of ALC. In addition, until the August 2005 amendment, ALC’s debt and earnings were excluded from existing financial covenants under the Company’s former Revolving Credit Facility and certain restrictions in the former Revolving Credit Facility did not apply to ALC and its subsidiaries. Also, until the August 2005 amendment, the Company was restricted from borrowing under the former Revolving Credit Facility, or with limited exceptions otherwise making investments, to support ALC and its subsidiaries, and all cash flow from ALC was retained within the ALC operation.
      As of December 31, 2005, the Company had borrowings of $85.6 million under the Term Loan, and no borrowings under the revolving line of credit under the Amended and Restated Credit Facility. There were no borrowings under the former Revolving Credit Facility as of December 31, 2004. The unused portion of the Amended and Restated Credit Facility that is available for working capital and corporate purposes, after reduction for outstanding letters of credit of $18.2 million (which does not include ALC letters of credit of $3.7 million), was $95.8 million as of December 31, 2005.
      The Amended and Restated Credit Facility requires the Company to comply with various financial covenants, including fixed charge coverage, debt leverage, and tangible net worth ratios.
6.0% EHI Term Note due 2010
      In January 2005, Extendicare advanced $55 million to EHI who, in turn, advanced $55 million to the Company to partially finance the ALC acquisition. This unsecured Term Note has a term of five years and bears interest at 6%. The Term Note can be repaid at any time by the Company.
6.0% Extendicare Term Note due 2010
      Effective April 1, 2005, the non-interest bearing advance of $8.9 million by Extendicare to the Company was converted to a Term Note. This unsecured Term Note has a term of five years and bears interest at 6%. The Term Loan can be repaid at any time by the Company.
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

EXTENDICARE HEALTH SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DMG Mortgage Notes Payable due 2008
      DMG Mortgage Notes Payable (“DMG Notes”) includes three fixed rate notes that are secured by 13 ALC assisted living facilities located in Texas, Oregon and New Jersey. The mortgage notes were entered into by subsidiaries of ALC, and are non-recourse to the Company and its subsidiaries that existed prior to the ALC acquisition, but subject to a limited guaranty by ALC. These notes collectively require monthly principal and interest payments of $230,000, with balloon payments of $11.8 million, $5.3 million and $7.2 million due at maturity in May, August and September 2008, respectively. These loans bear interest at fixed rates ranging from 7.6% to 8.7%.
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
Oregon Trust Deed Notes
      The Oregon Trust Deed Notes (“Oregon Revenue Bonds”) are secured by buildings, land, furniture and fixtures of six Oregon ALC assisted living facilities. The notes are payable in monthly installments including interest at effective rates ranging from 7.4% to 9.0%.
      Under debt agreements relating to the Oregon Revenue Bonds, ALC is required to comply with the terms of certain regulatory agreements until the scheduled maturity dates of the Oregon Revenue Bonds. Refer to Note 22 for details of the regulatory agreements.
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
Principal Repayment Schedule
      Principal payments on long-term debt, net of discount, due within the next five years and thereafter are as follows:

(In Thousands)
2006	$4,142
2007	7,111
2008	27,682
2009	53,800
2010	256,226
After 2010	170,265

$519,226

EXTENDICARE HEALTH SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Interest paid in 2005, 2004 and 2003 was $35.3 million, $24.6 million and $32.7 million, respectively.

11.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Objectives and Strategies
      As of December 31, 2005, the Company had approximately $433.7 million of fixed rate debt outstanding. To hedge the changes in fair value of selected fixed-rate debt obligations described below, in April 2004, the Company entered into interest rate swap agreements under which it pays a variable rate of interest and receives a fixed rate of interest. These interest rate swaps are designated as fair value hedges under SFAS 133 and changes in the market value of the interest rate swaps have no impact on the statement of income unless they are terminated or are no longer designated as hedges. In addition, the Company has entered into interest rate cap agreements to limit its exposure to increases in interest rates. Prior to April 2004, the Company had similar interest rate swap and cap agreements to convert fixed rate indebtedness into variable rates and cap the Company’s exposure to increases in interest rates. The Company does not speculate using derivative instruments.
Interest Rate Swap and Cap Agreements
      Below is a summary of the two interest rate swap agreements and two interest rate cap agreements relating to the 2010 Senior Notes and the 2014 Notes entered into by the Company on April 22, 2004.
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

EXTENDICARE HEALTH SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      As of December 31, 2005, the fair value of the interest rate swaps designated as fair value hedges is a liability of $5.4 million and is offset by a favorable market value adjustment of $5.4 million relating to the hedged items (2010 Senior Notes and 2014 Notes). As of December 31, 2005, the fair value of the 2010 Cap is an asset of $0.4 million recorded in other long-term assets and the fair value of the 2014 Cap is a liability of $5.5 million recorded in other long-term liabilities.
      The fair value of the Company’s interest rate caps are dependent on projected six-month LIBOR and the projected volatility of these rates. Changes in the fair value are charged or credited to the valuation adjustment on interest rate caps in the consolidated statements of income.
Valuation Adjustment on Interest Rate Caps
      The valuation adjustment on interest rate caps was expense of $1.8 million and $8.0 million for the years ended December 31, 2005 and 2004, respectively, and a credit of $0.1 million for the year ended December 31, 2003.

EXTENDICARE HEALTH SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	ACCRUED LIABILITIES
      Accrued liabilities consisted of the following at December 31:

	2005	2004

	(In thousands)
Salaries and wages, fringe benefits and payroll taxes	$46,370	$45,325
Workers’ compensation	23,578	16,155
Property taxes, utilities and other taxes	11,942	5,825
Other claims	9,399	12,614
Interest and financing	9,937	7,174
State bed fees and other assessments	6,915	4,277
Other operating expense	6,073	4,145
Above (or below) market resident contracts	1,227	—
Reserves for divested operations and facility closures	1,013	2,523
Medicaid accrued liabilities	994	1,882

	$117,448	$99,920

      Reserves for divested operations and facility closures primarily relate to provisions for the settlement of Medicare and Medicaid claims and other amounts with third parties. The settlement of such amounts is dependent on actions by those third parties and negotiations by the Company, and therefore may not be resolved within the next several years. Below is a summary of activity of the accrued liabilities balance relating to divested operations and facility closures:

	Medicare,
	Medicaid	Resident and
	and Supplier	Other
	Claims	Claims	Total

	(In thousands)
Balance December 31, 2003	6,637	654	7,291
Cash payments	(1,410)	(160)	(1,570)
Provisions	(3,198)	—	(3,198)

Balance December 31, 2004	2,029	494	2,523
Reclassification	494	(494)	—
Cash payments	(1,510)	—	(1,510)

Balance December 31, 2005	$1,013	$—	$1,013

13.	ACCRUAL FOR SELF-INSURED LIABILITIES
      The Company insures certain risks with affiliated insurance subsidiaries of Extendicare and third-party insurers. The insurance policies cover comprehensive general and professional liability (including malpractice insurance) for the Company’s health providers, assistants and other staff as it relates to their respective duties performed on the Company’s behalf, workers’ compensation and employers’ liability in amounts and with such coverage and deductibles as determined by the Company, based on the nature and risk of its businesses, historical experiences, availability and industry standards. The Company also self insures for health and dental claims, in certain states for workers’ compensation and employers’ liability and for general and professional liability claims. Self-insured liabilities with respect to general and professional liability claims are included within the accrual for self-insured liabilities. The Company’s accrual for self-insured health and dental claims, and workers’ compensation are included in accrued liabilities (refer to Note 12).

EXTENDICARE HEALTH SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      In 2000, the Company experienced an adverse development of claims resulting in the per claim retained risk to increase significantly for general and professional liability coverage. This escalation was primarily due to the level of risk associated with Florida and Texas operations. As of January 1, 2001, the Company no longer operated nursing and assisted living facilities in Florida and, as of October 1, 2001, ceased nursing operations in Texas, thereby reducing the level of exposure to future litigation in these litigious states. Changes in the Company’s level of retained risk and other significant assumptions that underlie management’s estimates of self-insured liabilities could have a material effect on the future carrying value of the self-insured liabilities as well as the Company’s operating results and liquidity.
      Following is a summary of activity in the accrual for self-insured liabilities:

	2005	2004

	(In thousands)
Balances at beginning of year	$37,725	$45,063
Increase due to acquisition	902	—
Cash payments	(12,481)	(13,938)
Provisions	8,045	6,600

Balances at end of year	$34,191	$37,725

Current portion	$12,500	$18,000
Long-term portion	21,691	19,725

Balances at end of year	$34,191	$37,725

14.	OTHER LONG-TERM LIABILITIES
      Other long-term liabilities consisted of the following at December 31:

	2005	2004

	(In thousands)
Asset retirement obligation	$12,361	$—
Deferred compensation	8,373	7,207
Market value of interest rate caps (note 11)	5,496	5,241
Unfavorable lease adjustment as lessee	3,832	—
Future lease commitments	2,137	—
Other	453	—

	$32,652	$12,448

EXTENDICARE HEALTH SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Asset Retirement Obligation
      As of December 31, 2005, the Company adopted FIN No. 47, “Accounting for Conditional Asset Retirement Obligations”. FIN No. 47 requires that, if the amount can be reasonably estimated, a liability be recognized for the fair value of a legal obligation when the Company has to perform asset-retirement activities in circumstances that the timing and/or method of settlement are conditional on a future event that may or may not be in control of the entity. FIN 47 also requires that, where the conditional liability can not be reasonably estimated, that disclosure of the liability exists, and the Company state that the liability has not been recognized and the reasons why a reasonable estimate can not be made.
      The Company has determined that an asset retirement obligation exists for asbestos remediation. Though not a current health hazard in its facilities, upon renovation, the Company may be required to take the appropriate remediation procedures, in compliance with state law, to remove the asbestos. The removal of asbestos-containing materials includes primarily floor and ceiling tiles from the Company’s pre-1980 constructed nursing facilities and a few older assisted living facilities. The fair value of the conditional asset retirement obligation was determined as at the present value of the estimated future cost of remediation based on an estimated expected date of remediation. This computation is based on a number of assumptions which may change in the future based on the availability of new information, technology changes, changes in costs of remediation, and other factors.
Deferred Compensation
      The Company maintains an unfunded deferred compensation plan offered to all corporate employees defined as highly compensated by the Internal Revenue Code in which participants may defer up to 10% of their base salary. The Company will match up to 50% of the amount deferred. The Company also maintains non-qualified deferred compensation plans covering certain executive employees. Expenses incurred for Company contributions under such plans were $819,000, $604,000 and $609,000 in 2005, 2004 and 2003, respectively.
      The Company maintains defined contribution retirement 401(k) savings plans, which are made available to substantially all of the Company’s employees. The Company pays a matching contribution of 25% of every qualifying dollar contributed by plan participants, net of any forfeitures. Expenses incurred by the Company related to the 401(k) savings plans were $1.2 million, $1.3 million and $0.8 million in 2005, 2004 and 2003, respectively. The Company also maintains a money purchase plan for two facilities in which the Company pays amounts based upon the plan participants worked hours and an agreed fixed hourly rate. Expenses incurred by the Company related to the money purchase plan were $31,000, $32,000 and $90,000 in 2005, 2004 and 2003, respectively.
      Effective April 2003, the Company participates in a multi-employer defined-benefit pension plan for its employees in three facilities. The Company made contributions of $70,000, $64,000 and $32,000 to this plan in 2005, 2004 and 2003, respectively.
Unfavorable Lease Adjustment as Lessee
      The Company evaluated the ALC leases in existence at the date of the acquisition and determined, based upon future discounted lease payments over the remaining term of the lease, an excess was to be paid, as compared to the market, based upon the operating cash flows of the leased facilities. The unfavorable lease liability upon acquisition was $4.0 million. The unfavorable lease liability is amortized on a straight-line basis, as an offset to lease expense, over the term of the lease agreements. The amount of unfavorable lease amortization in for the eleven-month period ended December 31, 2005 was $0.1 million.

EXTENDICARE HEALTH SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Future Lease Commitments
      Future lease commitments represent the cumulative excess of lease expense computed on a straight-line basis for the lease term over actual lease payments. Under FASB Technical Bulletin 85-3, the effects of scheduled rent increases, which are included in minimum lease payments under SFAS No. 13, Accounting for Leases, are recognized on a straight-line basis over the lease term.

15.	REVENUES
      The Company derived approximately 27%, 30% and 28% of its revenues from services provided under various federal Medicare programs and approximately 45%, 47% and 48% of its revenues from services provided under various state Medicaid programs in 2005, 2004 and 2003, respectively. The Medicare program and most state Medicaid programs pay each participating facility on a prospectively-set per diem rate for each resident, which is based on the resident’s acuity. Most Medicaid programs fund participating facilities using a case-mix system, paying prospectively set rates.
Legislation Actions Affecting Medicare Revenues
      PPS was implemented for skilled nursing facility funding certified under the Medicare program effective January 1, 1999, however phased in over a four-year period ending January 1, 2002. As a result of the industry coming under financial pressure due to the implementation of PPS, Congress passed two acts to provide some relief to the industry, namely the Balanced Budget Refinement Act (“BBRA”) of 1999 and the Benefits Improvement and Protection Act (“BIPA”) of 2000. These laws contained additional funding provisions to assist providers as they adjusted to PPS for an interim period. The funding enhancements implemented by the BBRA and BIPA fell into two categories. The first category was “Legislative Add-ons” which expired on September 30, 2002, included a 16.66% add-on to the nursing component of the RUGs rate and a 4% base adjustment. The second category, referred to as the “RUGs Refinements”, involved, after amendment, add-ons to 14 rehabilitation categories of 6.7% each, and continued until December 31, 2005.
      Effective October 1, 2003, CMS increased Medicare rates by 6.26% reflecting (1) a cumulative forecast correction (“Administrative Fix”) to correct past years under-funded rate increases, which increased the Federal base payment rates by 3.26%, and (2) the annual market basket increase of 3.0%. This Medicare rate increase was tempered by higher labor costs, to fulfill the commitment to CMS, that in providing the Administrative Fix, providers would increase labor costs by an equal amount. In October 2003, CMS published notice to skilled nursing facilities that within future cost reports, it will require confirmation that the Administrative Fix funding was spent on direct patient care and related expenses.
      After previous announcements, in July 2005 CMS announced the final regulation to terminate funding the RUGs Refinements enhancements effective December 31, 2005. In conjunction with this change, CMS announced the expansion, effective January 1, 2006, of the 44 RUGs classifications to 53, whereby the nine new RUGs classifications would reimburse operators for the care provided for medically complex residents who require rehabilitation services and treatment of multiple illnesses. In addition, CMS also announced increases in the nursing and therapy components of the case mix index for all 53 RUGs rates effective January 1, 2006. In August 2005, CMS announced that the market basket increase to take effect October 1, 2005 would be 3.1%.
      In December 2005, CMS announced its plan to reduce its level of reimbursement from 100% to 70% for Part A co-insurance bad debts involving residents, who are not dually eligible for Medicare and Medicaid for cost reports effective January 1, 2006. CMS is also considering a reduction of the reimbursement level for Part A co-insurance bad debts for dually (Medicare and Medicaid) eligible residents from 100% to 70% over a three-year period. In December 2005, CMS confirmed, subject to the passage of government legislation, the implementation of a cap on Part B therapy services of $1,740 per annum effective January 1, 2006. There can

EXTENDICARE HEALTH SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
be no assurance that the implementation of the final regulation involving the RUGs Refinement and the announced changes in respect of Part A reimbursable bad debt and Part B therapy caps may not have a significant impact on the Company’s reimbursement of Medicare revenues.
State Plan Amendments affecting Medicaid Revenues
      In June 2005, CMS and the State of Indiana announced the approval of a state plan amendment and waiver, which increased federal funding to the Medicaid program retroactively to July 1, 2003. As a result, the Company recognized incremental revenues, net of expenses, of $6.5 million pertaining to the period July 1, 2003 to December 31, 2004. The Company recorded the impact of the announcements as advised, and therefore revenue and expense adjustments were made in two quarters in 2005. In the second quarter of 2005, the Company recognized estimated incremental revenues pertaining to the state plan amendment of $11.0 million and provider tax expense of $6.3 million relating to the period from July 1, 2003 to December 31, 2004. In the third quarter of 2005, the final revenue rates were released by Indiana, and as a result, incremental revenues pertaining to the state plan amendment of $1.8 million were recorded pertaining to the periods of July 1, 2003 to December 31, 2004. As of December 31, 2005, all revenues have been received except for $0.4 million which is included in accounts receivable, and all provider taxes have been paid except for $0.1 million which is included in accrued liabilities.
      In January 2005, the States of Pennsylvania and Washington received approval from CMS for state plan amendments and waivers, which increased federal funding for their Medicaid programs and provided nursing facilities with revenue rate increases to offset new state provider taxes. The Washington approval had no impact on the Company’s income. In March 2005, the State of Pennsylvania officially approved and committed to the state plan amendment and waiver resulting in incremental revenues, net of expenses, of $2.6 million pertaining to the period July 1, 2003 to December 31, 2004. The Company recorded the impact of the announcements as advised, and therefore revenue and expense adjustments were made in two quarters in 2005. As a result of the Pennsylvania approval, in the first quarter of 2005, the Company recognized incremental revenues pertaining to the state plan amendment of $16.5 million and provider tax expense of $13.3 million relating to the period from July 1, 2003 to December 31, 2004. Offsetting this increase in revenues, the State of Pennsylvania published its final Medicaid rates for the year commencing July 1, 2004, which resulted in a reduction of previously accrued revenues of $0.7 million in the first quarter of 2005. As of December 31, 2005, all revenues have been received except for $4.1 million which is included in accounts receivable, and all provider taxes have been paid except for $4.3 million which is included in accrued liabilities.
      Effective July 2004, the State of Kentucky received approval from CMS of a state plan amendment and waiver. The Kentucky plan amendment and waiver contributed approximately $2.3 million in incremental income before income taxes for the six month period ended December 31, 2004.
Revenue Adjustments and Provisions (Recovery) for Outstanding Medicare and Medicaid Receivables
      The Company is subject to adjustments and provisions for recovery of revenues for outstanding Medicare and Medicaid receivables. Medicare settlement receivables primarily relate to reimbursable Part A co-insurance receivables and outstanding settlements from the cost-based reimbursement program prior to the implementation of PPS on January 1, 1999. For Medicare reimbursable Part A co-insurance claims, Medicare revenues earned prior to the implementation of PPS and for Medicaid programs with a retrospective reimbursement system, upon determination of differences between the final settlement and amounts recorded in previous years, are reported as adjustments to revenues in the period.
      In respect of Medicare, the Company has ongoing discussions with its FI regarding the treatment of various items related to prior years’ cost reports. Normally, items are resolved during the audit process and no provisions are required. For items involving differences of opinion between the Company and a FI regarding

EXTENDICARE HEALTH SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
cost report methods, such items can be settled through a formal appeal process. Should this occur, a contractual allowance for Medicare receivables may be provided for disagreements, and the provider may file an appeal with the PRRB of the CMS. Estimated differences between the final settlement and amounts recorded in previous years are reported as adjustments to revenues in the period.
      In respect of Medicaid in states that utilize retrospective reimbursement systems, nursing facilities are paid on an interim basis for services provided, subject to adjustments based upon allowable costs, which are generally submitted in cost reports on an annual basis. In these states, revenues are subject to adjustments as a result of cost report settlements with the state.
      During 2005, the Company wrote off $2.2 million pertaining to individual Medicare claims in dispute with a FI relating to reimbursable Part A co-insurance for various years. This $2.2 million adjustment resulted in a reduction of revenues in 2005. In addition, during 2005 the Company recognized incremental revenues, net of expenses pertaining to the state plan amendments retroactive and applicable to 2003 and 2004 of $6.5 million and $3.2 million for Indiana and Pennsylvania, respectively.
      During 2003, the Company wrote off $4.0 million pertaining to individual Medicare claims in dispute with a FI for the cost report years 1996 through 1998. Of the $4.0 million write off, $1.3 million pertains to discontinued operations, and therefore, was applied to the previously accrued divested operations liability balance. The net adjustment of $2.7 million resulted in a reduction of revenues during 2003. Offsetting this, the Company recorded a recovery of $4.2 million in Medicaid revenues resulting from a favorable court decision in the State of Ohio relating to the recovery of alleged government overpayments for adjudicated Medicaid cost report periods.
      Below is a summary of prior year Medicare and Medicaid revenue adjustments or contractual adjustments, along with their corresponding expense, if applicable, by year:

	2005	2004	2003

	(In thousands)
Prior year revenue adjustments:
Pennsylvania state plan amendment (Medicaid)	$15,800	$—	$—
Indiana state plan amendment (Medicaid)	12,754	—	—
Favorable court decision in the State of Ohio relating to the recovery of alleged government overpayments for adjudicated Medicaid cost report periods	142	555	4,195
Pennsylvania Medicaid	946	3,006	949
Other states Medicaid	255	156	216
Write offs pertaining to individual Medicare claims in dispute with Fiscal Intermediary	(2,200)	(17)	(2,657)

	27,697	3,700	2,703
Prior year provider tax expense associated with revenue above:
Pennsylvania state plan amendment	$13,333	$—	$—
Indiana state plan amendment	6,258	—	—

	19,591	—	—

Net impact on income from continuing operations before income taxes and change in accounting principle	$8,106	$3,700	$2,703

EXTENDICARE HEALTH SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	INTEREST EXPENSE, NET
      The following summarizes the components of interest expense, net:

	2005	2004	2003

	(In thousands)
Interest expense	$39,975	$25,390	$33,981
Interest income	(3,135)	(8,069)	(3,911)

	$36,840	$17,321	$30,070

17.	LOSS ON DISPOSAL OF ASSETS AND IMPAIRMENT OF LONG-LIVED ASSETS

	2005	2004	2003

	(In thousands)
Loss (gain) on disposal of assets:
Exercise of Omnicare warrant and sale of shares:
Exercise of Omnicare stock warrant	$(9,158)	$—	$—
Sale of Omnicare common stock	(405)	(863)	—
Unrealized gain on Omnicare common stock	(167)	—	—
Write-off of Omnicare warrant	—	4,000	—

	(9,730)	3,137	—
Sale of MetLife common shares	(630)	—	—
Sale of Maryland property	(448)	—	—
Sale of Arkansas facilities	—	574	—
Completion of Divestiture Agreement with Greystone	—	(4,873)	—
Payoff of notes receivable from Tandem at a discount	—	1,266	—

	(10,808)	104	—
Loss on impairment of long-lived assets:
Impairment on advances to Senior Health — Texas	4,500	—	—
Impairment on nursing facility in Oregon	258	—	—
Impairment on nursing facility in Indiana	—	1,612	—

	$(6,050)	$1,716	$—

      Below is a summary of the transactions that resulted in the above gains and losses.
a)     Omnicare Warrant and Shares
      On September 16, 2005, the Company exercised its warrant to purchase common shares of Omnicare, for proceeds of 164,000 shares and $47,000 in cash for the fractional shares. The Company received the warrant as part of the sale of its pharmacy business in 1998. In September 2005, the Company executed an amendment to the warrant, providing for the cashless exchange of shares for the warrant. As a result of the amendment to the warrant and receipt of the Omnicare shares and cash, the Company recorded a pre-tax gain of $9.2 million based upon market value of the shares on the date of the exchange in accordance with FASB No. 153 “Exchanges of Non-monetary assets and amendment of APB No. 29”.
      In December 2005, the Company sold of 64,000 of the Omnicare shares for $56.23 per share, resulting in a gain of $0.4 million. For accounting purposes, the shares are classified as trading securities and are carried on the books at their fair value, with any change reported in income. The unrealized gain on these securities for

EXTENDICARE HEALTH SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2005 was $0.2 million. In 2004, the Company wrote down the carrying value of the warrant to nil, because the decline in Omnicare’s share price was considered an other-than-temporary decline.
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

d)	Impairment on advances made to Senior Health — Texas
      In the fourth quarter of 2005, the Company recorded a $4.5 million pre-tax impairment charge to establish an allowance against advances provided to Senior Health — Texas. The Company had advanced approximately $4.5 million to Senior Health — Texas in 2001 as part of the transfer of all of its Texas nursing home operations to Senior Health — Texas. Since 2001, Senior Health — Texas has subleased 12 facilities and leased four owned facilities from the Company. During 2005, Senior Health — Texas cash flow from operations declined due to limited Medicaid rate increases. The Company has met with Senior Health — Texas management representatives, and during 2006 will continue to evaluate these operations, the advances they owe the Company and both the lease and sublease arrangements the Company has with Senior Health — Texas.

e)	Oregon property impairment
      In December 2005, the Company announced its decision to close, and convert, one assisted living facility into a nursing facility, which would then enable the transfer of residents from the Company’s nearby nursing facility. Subsequent to the transfer of nursing facility residents, the existing facility would be sold. The Company recorded an impairment provision of $0.3 million to reduce to carrying value of the current nursing facility to the fair market value less estimated costs of disposition.
f)     2004 Disposals and Impairments
      In May 2004, Extendicare purchased for market value all of the Company’s investment of 125,000 common shares in Omnicare for $4.9 million in cash, which resulted in a pre-tax gain of $0.9 million. In September 2004, the Company recorded a $4.0 million charge for the write-off of its investment in an Omnicare warrant. The Company received a warrant to purchase up to 1.5 million shares of Omnicare common stock with an original attributed carrying value of $4.0 million in connection with the 1998 sale of its pharmacy operations. The Company decided to write off its investment as the likelihood of the warrant being in-the-money before it expired had significantly declined as a result of the decrease in Omnicare’s share price in the third quarter of 2004.
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

EXTENDICARE HEALTH SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In June 2004, the Company recognized a pre-tax loss of $1.3 million on the cash prepayment of notes due from Tandem. As of December 31, 2003, the Company held $21.4 million in notes receivable due from Tandem. In February 2004, Tandem refinanced two of its nursing facilities and the Company subsequently received prepayment in full of $4.4 million of the notes receivable held in respect of these properties. In June 2004, the Company accepted and received a cash prepayment of $16.2 million for the remaining $17.0 million of notes receivable due from Tandem. After payment of the associated selling expenses of $0.5 million, the Company recognized a pre-tax loss of $1.3 million.
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

18.	LOSS ON REFINANCING AND RETIREMENT OF DEBT
      The following summarizes the components of the loss on refinancing and retirement of debt:

	2005	2004	2003

	(In thousands)
Loss on early retirement of Mortgage Note (Note 10)	$140	$—	$—
Loss on early retirement of 2007 Notes (Note 10)	—	9,280	—
Loss on early retirement of Industrial Development Revenue Bonds (Note 10)	135	506	—

	275	9,786	—
Gain on termination of interest rate swap and cap (Note 11)	—	(3,302)	—

	$275	$6,484	$—

19.	DISCONTINUED OPERATIONS
      During 2005, the Company sold six Florida nursing properties formerly leased to Senior Health — South, the Lakeside, Wisconsin nursing property formerly leased to Lakeside Health L.L.C. (“Lakeside Health”) and commenced plans to dispose of three nursing facilities (343 beds) in Minnesota. As of December 31, 2005, the Company has assets held for sale of $1.3 million for the Minnesota properties. The Company has reported results of all of these operations, and the related pre-tax gains (or losses) from dispositions of the Senior Health — South and Lakeside properties as discontinued operations.

EXTENDICARE HEALTH SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following is a summary of the results of operations for facilities that have been disposed of, or are under a plan of divestiture, as of December 31, 2005. Discontinued operations have been reclassified for the 2004 and 2003 as shown below.

	2005	2004	2003

	(In thousands)
Revenues	$18,247	$29,718	$38,009

Costs and expenses (income):
Operating	23,500	33,792	36,596
Lease costs	10	20	34
Depreciation and amortization	1,045	1,832	1,821
Interest income	(120)	(138)	(124)
Loss (gain) on disposal of assets	(4,204)	—	—
Loss on impairment of long-lived assets	7,761	6,825	—

	27,992	42,331	38,327

Income (loss) from discontinued operations before income taxes	(9,745)	(12,613)	(318)
Income tax expense (benefit)	(3,943)	(3,845)	(59)

Net income (loss) from discontinued operations	$(5,802)	$(8,768)	$(259)

      The above summary of discontinued operations includes the following:
a)     Sale of Senior Health — South Florida Properties
      In August 2005, the Company sold for net proceeds of $9.4 million six nursing properties formerly leased by Senior Health — South, resulting in a pre-tax gain of $3.4 million. This transaction represented the final step in the plan to divest of all assets held in the State of Florida. Prior to the sale of the properties, the Company earned lease revenue from the properties of $1.1 for the eight month period ended December 31, 2005, and $1.2 and $0.3 for the years ended 2004 and 2003.

b)	Sale of Lakeside Nursing Facility, Wisconsin
      In December 2005, the Company sold for net proceeds of $1.2 million the Lakeside nursing facility formerly leased to and operated by Lakeside Health, a subsidiary of Benedictine Health Dimensions, Inc. (“Benedictine”) and recognized a pre-tax gain of $0.8 million, which partially offset previously recognized impairment charges. In addition, the Company collected long-term advances owing from Lakeside Health, and will collect the remaining $0.3 million in advances, that are classified in accounts receivable, in the first quarter of 2006. Below is a summary of events prior to the sale of the Lakeside property.
      In August 2004, the Company transferred the operations of the Lakeside nursing facility in Chippewa Falls, Wisconsin to Lakeside Health under a three-year lease arrangement. The transfer of operations was in response to facility citations for survey deficiencies and an agreement with the State of Wisconsin to transfer the operations to a new licensee. Under the terms of the agreement, Lakeside Health was responsible for all operating costs, including rent payable to the Company and management fees payable to Benedictine. The Company received rental income of $0.5 million per annum; however, it was responsible for funding Lakeside Health’s operating losses from the nursing facility, as defined in the agreement, and to provide working capital advances sufficient to maintain an operating cash account of $1.5 million. Prior to the transfer of operations to Lakeside Health, Lakeside reported a loss before lease costs, depreciation, interest and income taxes of

EXTENDICARE HEALTH SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$1.2 million for the seven-month period ended July 31, 2004 as compared to net earnings before these items of $0.5 million for the year ended 2003.
      Lakeside Health was successful in returning the facility into compliance as of December 31, 2004; however for the five months ended December 31, 2004, Lakeside Health reported a net loss of $1.8 million. Despite the operating loss, Lakeside Health projected an improving financial position in the longer term. In the fourth quarter of 2004, the Company recorded an asset impairment of $6.8 million to reduce the value of the property to $6.2 million, based upon assumptions of the facility returning to a profitable status.
      As of June 30, 2005, though progress was made, Lakeside Health continued to report losses for the six month period ended June 30, 2005 and have new regulatory problems. In the second quarter of 2005, as a result of regulatory issues and the continued poor financial performance of Lakeside Health, the Company held discussions with Benedictine and the State of Wisconsin in respect of various options, without any definitive resolution. Based upon the poor financial and operating performance of Lakeside Health, in the second quarter of 2005, the Company recorded an asset impairment provision of $5.7 million to reduce the carrying value of the Lakeside property from $6.1 million to $0.4 million.
      In the third quarter of 2005, the Company, Lakeside Health and Benedictine notified the State of Wisconsin of their joint decision to terminate the lease agreement, relocate all residents and close the nursing facility in Chippewa Falls, Wisconsin. In addition, the Company initiated actions to sell the property. As a result, the Company reclassified the financial results of the nursing facility, both prior to the transfer of facility to Lakeside Health, and thereafter, as discontinued operations.
      In December 2005, the Company sold the Lakeside property, and Benedictine transferred the Lakeside Health operations to a new operator. The Company recorded a pre-tax gain on the sale of the property of $0.8 million. The pre-tax gain only partially offsets the $6.0 million loss from operations recorded for funding the Lakeside Health operating deficiencies for the year ended December 31, 2005.
c)     Closure and Disposition of Three Nursing Facilities in Minnesota
      In the third quarter of 2005, due to poor financial performance of the facilities, the Company made the decision, with State of Minnesota approval, to close three nursing facilities (343 beds) located in Minneapolis/ St. Paul, Minnesota and actively pursue the disposition of the properties on the market. As a result, the Company has reclassified the financial results of these three nursing facilities as discontinued operations and recorded an impairment charge of $2.1 million based upon its initial valuation of the properties. As of December 31, 2005, the Company had vacated all residents from two of the three nursing facilities and several parties have expressed interest in purchasing the properties.

20.	SUBSEQUENT EVENTS
Extendicare’s Strategic Initiative
      In February 2006, the Board of Directors of Extendicare announced the appointment of a committee of independent directors to review and consider various structures and options that would provide value to its shareholders. The Board of Extendicare believes that the Extendicare share price has not been reflective of its underlying operational performance and historical results. A sale or reorganization of all or part of Extendicare, which may include the Company, are among the alternatives being explored. Extendicare gave no assurance that any such transaction will be completed in whole or in part. Extendicare has also appointed Lehman Brothers to be its advisor. It is Extendicare’s intention to accomplish any corporate initiative in a manner that will maintain its commitment of quality patient care, preserve its strong relationships with employees and ensure continual success of its business operations.

EXTENDICARE HEALTH SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Acquisitions (unaudited)
      On January 6, 2006, the Company executed a purchase agreement for the acquisition of two nursing facilities (417 beds) in Pennsylvania for $24.0 million in cash. The Company completed the acquisition on March 1, 2006. In addition, on February 24, 2006, the Company executed a purchase agreement to acquire a nursing facility (150 beds) that we currently lease in Ohio for $9.0 million in cash that is anticipated to close in the second quarter of 2006.
Lease Extensions
      In January 2006, the Company extended the leases of two Ohio nursing facilities for addition 10-year terms commencing February 1, 2006 for annual lease payments of $1.5 million that increase based upon annual consumer price index increases, but subject to certain minimum and maximum amounts.

21.	LEASE COMMITMENTS
      As at December 31, 2005, as a lessee, the Company was committed under non-cancelable leases requiring future minimum rentals as follows:

	Capital	Operating
	Leases	Leases	Total

	(In thousands)
2006	$1,156	$20,971	$22,127
2007	1,185	19,454	20,639
2008	1,215	19,544	20,759
2009	11,558	19,331	30,889
2010	—	19,435	19,435
After 2010	—	65,337	65,337

Total minimum lease payments	$15,114	$164,072	$179,186

Less amounts representing interest (at rates from 2.8% to 13.5%)	2,892

Present value of net minimum capital lease payments	12,222
Less current maturities of capital lease obligations	390

Capital lease obligations, excluding current maturities	$11,832

      The table above does not include amounts due under the Triple S Investment Company (“Triple S”) lease agreements. See paragraph (c) below.
a)     Lease agreement with LTC Properties, Inc.
      In January 2005, the Company entered into a Memorandum of Understanding (“MOU”) and later two new master lease agreements with LTC Properties, Inc. (“LTC”) in respect of 37 facilities leased to ALC by LTC. Under the terms of the MOU and master lease agreements, which became effective January 1, 2005, the Company agreed to increase the annual rent paid to LTC by $250,000 per annum for each of the successive four years, commencing on January 1, 2005, and amended the terms relating to inflationary increases. Formerly, the 37 leases had expiration dates ranging from 2007 through 2015. Under the terms of the master lease agreements, the initial 10 year lease term commenced on January 1, 2005, and there are three successive 10-year lease renewal terms, to be exercised at the option of the Company. There are no significant economic penalties to the Company if it decides not to exercise the renewal options. The aggregate minimum

EXTENDICARE HEALTH SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
rent payments for the LTC leases for the calendar years 2005 through 2008 are $9.4 million, $9.8 million, $10.2 million and $10.7 million, respectively. The minimum rent will increase by 2% over the prior year’s minimum rent for each of the calendar years 2009 through 2014. Annual minimum rent during any renewal term will increase a minimum of 2% over the minimum rent of the immediately preceding year. The MOU provided that LTC will not assert certain events of default against ALC under the original leases. In accordance with FASB Technical Bulletin 85-3, the Company accounts for the effect of scheduled rent increases on a straight-line basis over the lease term.
      LTC obtained financing for five of the leased properties in the State of Washington through the sale of Revenue Bonds that contain certain terms and conditions within the debt agreements. ALC must comply with these terms and conditions and failure to adhere to those terms and conditions may result in an event of default to the lessor and termination of the lease for ALC. Refer to Note 22 for further details.
b)     Lease agreement with Assisted Living Facilities, Inc.
      ALC has five leased properties with ALF in the State of Oregon that contain an option to purchase the properties in July 2009. ALF obtained financing for these properties through the sale of Revenue Bonds that contain certain terms and conditions within the debt agreements. ALC must comply with these terms and conditions and failure to adhere to those terms and conditions, may result in an event of default to the lessor and termination of the lease for ALC. See Note 22 for further details. In addition, a capital replacement escrow account is required to be maintained for the ALF leases to cover future expected capital expenditures.
c)     Triple S Lease Agreement
      In addition to the operating lease amounts identified in the above table, the Company leases twelve Texas nursing properties from Triple S that are subleased to Senior Health -Texas. Refer to Note 17 (d) concerning the impairment charge recorded on advances to Senior Health -Texas. Under the terms of the lease with Triple S, the Company remains responsible for lease payments and other obligations as defined in the lease agreement. Pursuant to the Triple S lease, the Company is liable to Triple S should there be any default in the payment of rent by Senior Health -Texas. Senior Health -Texas continues to be current in the payment of lease amounts on both the Company owned and Triple S subleased properties.
      The annual lease commitment is $2.1 million in 2006 and $0.4 million for the first two-month period of 2007. Effective March 1, 2007 and thereafter, the lease payments are to be adjusted to an amount, subject to negotiation, to provide Triple S with the then current fair market value rental payments for the properties. The lease payments commencing in March 2007 will apply for the balance of the lease that expires on February 28, 2012.
d)     Letters of credit
      As of December 31, 2005, the Company had issued $2.2 million in letters of credit as security for landlords of leased properties. Letters of credit for ALC assisted living facilities of $0.8 million are secured with cash held as collateral. Letters of credit for nursing facilities of $1.4 million are secured by the Amended and Restated Credit Facility. The letters of credit are renewed annually and have maturity dates ranging from January 2006 to December 2006.
e)     Properties leased to unrelated long-term care providers
      As at December 31, 2005, as a lessor, the Company leased four owned nursing properties (475 beds) to Senior Health — Texas, an unrelated long-term care operator for a term that expires in September 2006, and subleased another 12 properties to Senior Health — Texas until February 2012, all of which are in Texas. The annual rental income from Senior Health — Texas from all 16 properties during 2005 totaled $3.9 million

EXTENDICARE HEALTH SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(2004 — $3.9 million; 2003 — $3.9 million) and the Company’s lease expense on the 12 subleased properties during 2005 was $2.5 million (2004 — $2.1 million; 2003 — $2.1 million). Senior Health — Texas has the right of first refusal to purchase the four nursing properties over the term of the lease.
      In August 2005, the Company sold the six nursing properties formerly leased by Senior Health — South. The cost and accumulated depreciation of facilities under operating lease arrangements included in Property and Equipment (refer to Note 7) as of December 31, 2005 and December 31, 2004 are as follows:

	2005	2004

	(In thousands)
Land and land improvements	$736	$3,496
Buildings and improvements	16,432	42,108
Furniture and equipment	4,106	8,131

	21,274	53,735
Less accumulated depreciation and amortization	14,314	33,473

Property and equipment	$6,960	$20,262

22.	COMMITMENTS AND CONTINGENCIES
Revenue Bonds
      ALC owns six assisted living facilities in Oregon, financed by Oregon Revenue Bonds that mature between 2020 through 2026. Under the terms and conditions of the debt agreements, ALC is required to comply with the terms of the regulatory agreement until the original scheduled maturity dates for the Revenue Bonds outlined below.
      In addition, ALC formerly financed 15 assisted living facilities located in the States of Washington, Idaho and Ohio by Revenue Bonds that were prepaid in full in December 2005. The aggregate amount of the Revenue Bonds upon repayment was $21.1 million. However, despite the prepayment of the Revenue Bonds, under the terms and conditions of the debt agreements, ALC is required to continue to comply with the terms of the regulatory agreement until the original scheduled maturity dates for the Revenue Bonds. The original scheduled maturity dates were 2018 for the Washington Revenue Bonds, 2017 for the Idaho Revenue Bonds, and 2018 for the Ohio Revenue Bonds.
      Under the terms of the debt agreements relating to the Revenue Bonds, ALC is required, among other things, to lease at least 20% of the units of the projects to low or moderate income persons as defined in Section 142(d) of the Internal Revenue Code. This condition is required in order to preserve the federal income tax exempt status of the Revenue Bonds during the term they are held by the bondholders. There are additional requirements as to the age and physical condition of the residents that ALC must also comply. ALC must also comply with the terms and conditions of the underlying trust deed relating to the debt agreement and report on a periodic basis to the State of Oregon, Housing and Community Services Department (“OHCS”), for the Oregon Revenue Bonds, the Washington State Housing Finance Commission (“WSHFC”) for the former Washington Revenue Bonds, the Ohio Housing Finance Commission (“OHFC”) for the former Ohio Revenue Bonds, and Idaho Housing & Community Services (“IHCS”) for the former Idaho Revenue Bonds. Non-compliance with these restrictions may result in an event of default and cause fines and other financial costs.
      In addition, ALC leases five properties from ALF in Oregon and five properties from LTC in Washington that were financed through the sale of Revenue Bonds and contain certain terms and conditions within the debt agreements. ALC must comply with these terms and conditions and failure to adhere to those terms and conditions may result in an event of default to the lessor and termination of the lease for ALC. The leases

EXTENDICARE HEALTH SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
requires, among other things, that in order to preserve the federal income tax exempt status of the bonds, ALC is required to lease at least 20% of the units of the projects to low or moderate income persons as defined in Section 142(d) of the Internal Revenue Code. There are additional requirements as to the age and physical condition of the residents with which ALC must also comply. Pursuant to the lease agreements with ALF and LTC, ALC must comply with the terms and conditions of the underlying trust deed relating to the debt agreement and report on a periodic basis to OHCS, for the ALF leases, and WSHFC, for the LTC leases.
Capital Expenditures
      As of December 31, 2005, the Company had capital expenditure purchase commitments outstanding of approximately $11.5 million, not including the construction projects discussed in the next paragraph.
      As of December 31, 2005, the Company has eight new construction projects in progress, which are expected to add 153 nursing beds and 77 assisted living units. The total estimated cost of the projects is $30.5 million, and they are expected to be completed in 2006 through 2007. Costs incurred through December 31, 2005 on these projects were approximately $3.0 million and purchase commitments of $7.2 million are outstanding.
Insurance and Self-insured Liabilities
      The Company insures certain risks with affiliated insurance subsidiaries of Extendicare and third-party insurers. The insurance policies cover comprehensive general and professional liability (including malpractice insurance) for the Company’s health providers, assistants and other staff as it relates to their respective duties performed on the Company’s behalf, workers’ compensation and employers’ liability in amounts and with such coverage and deductibles as determined by the Company, based on the nature and risk of its businesses, historical experiences, availability and industry standards. The Company also self insures for health and dental claims, in certain states for workers’ compensation and employer’s liability and for general and professional liability claims up to a certain amount per incident. Self-insured liabilities with respect to general and professional liability claims are included within the accrual for self-insured liabilities. As of December 31, 2005, the Company had issued $19.6 million in letters of credit to outside third party insurers and the Ohio Bureau of Workers’ Compensation as security for workers’ compensation claims. Letters of credit of $16.7 million are secured by the Amended and Restated Credit Facility, and $2.9 million, which relate to ALC’s workers compensation, are secured by cash collateral. The letters of credit are renewed annually and have maturity dates ranging from January 2006 to March 2006.
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
Regulatory Risks
      All providers are subject to surveys and inspections by state and federal authorities to ensure compliance with applicable laws and licensure requirements of the Medicare and Medicaid programs. The survey process is intended to review the actual provision of care and services, and remedies for assessed deficiencies can be levied based upon the scope and severity of the cited deficiencies. Remedies range from the assessment of fines to the withdrawal of payments under the Medicare and Medicaid programs. Should a deficiency not be

EXTENDICARE HEALTH SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
addressed through a plan of correction, a facility can be decertified from the Medicare and Medicaid program. As of December 31, 2005, the Company has certain facilities under plans of correction. While it is not possible to estimate the final outcome of the required corrective action, the Company has accrued for known costs.
      In addition, Federal law requires each state to have a Medicaid Fraud Control Unit, which is responsible for investigating provider fraud and resident abuse. The Company has had previous investigations from these Medicaid Fraud Units, but is not aware of any liability relating thereto at this time.
Omnicare Preferred Provider Agreement
      In 1998, the Company sold its pharmacy operations to Omnicare and entered into a Preferred Provider Agreement, the terms of which enabled Omnicare to execute Pharmacy Service Agreements and Consulting Service Agreements with all of the Company’s nursing facilities. In 2002, in connection with its agreements to provide pharmacy services to the Company, Omnicare requested arbitration for an alleged lost profits claim related to the Company’s disposition of assets, primarily in Florida. Damage amounts, if any, cannot be reasonably estimated based on information available at this time. An arbitration hearing has not yet been scheduled. The Company believes it has interpreted correctly and has complied with the terms of the Preferred Provider Agreement; however, there can be no assurance that other claims will not be made with respect to the agreement. In addition, Omnicare and the Company continue to negotiate the pricing for drugs for Medicare residents for the years 2001 and 2002, and should this matter not be settled, it will be taken to arbitration. Provisions for this claim are included within the condensed consolidated financial statements.
      There has been no change in the status of the above issues since December 31, 2004.

23.	BALANCES DUE TO AND TRANSACTIONS WITH SHAREHOLDER AND AFFILIATES
Balances Due to Shareholder and Affiliates
      Transactions affecting the balances due to shareholder and affiliates include payments for general and professional liability insurance premiums and claims, computer services, working capital advances and tax charges and payments. EHI, the Company’s U.S. parent company, is responsible for all federal tax return filings and therefore the Company incurs charges (payments) from (to) shareholder for income taxes and the Company has balances due to EHI in each of the three years 2005, 2004 and 2003.
      As of December 31, 2005, the Company has two notes payable in the amounts of $55.0 million to EHI and $8.9 million to Extendicare that are included in long-term debt. In January 2005, Extendicare advanced $55 million to EHI, which, in turn, advanced $55 million as a Term Note to the Company to partially finance the ALC acquisition. This Term Note has a term of five years and bears interest at 6%. Effective April 1, 2005, a $8.9 million working capital advance to the Company was converted to a Term Note with a term of five years bearing interest at 6%. These Term Notes can be repaid at any time by the Company.
      As of December 31, 2005, the Company had non-interest bearing advances due to Extendicare and its affiliates of $8.9 million, of which $3.0 million has been classified as a current payable, and the remainder is classified as a long-term payable. As of December 31, 2004, the Company had non-interest bearing advances due to Extendicare and affiliates of $17.8 million of which $3.0 million was classified as a current payable, and the remainder classified as a long-term payable.
      At December 31, 2005, 2004 and 2003, the Company had a $3.5 million non-interest bearing payable with no specific due date to EHI.

EXTENDICARE HEALTH SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company had non-interest bearing amounts due from (to) its shareholder and affiliates as follows:

Affiliate	Purpose	2005	2004

		(In thousands)
		Receivable (payable)
Current assets:
Extendicare Holdings, Inc.	Federal income taxes receivable	$10,450	$5,231
Extendicare Holdings, Inc.	Deferred federal income taxes	15,787	13,258
Extendicare Inc.	Working capital advances	—	7,690

		26,237	26,179

Current liabilities:
Virtual Care Provider, Inc.	Working capital advances	(3,000)	(3,000)
The Northern Group, Inc.	Intercompany operating expenses	16	19
Laurier Indemnity Company, Ltd.	Intercompany insurance premium	6	3
Extendicare Holdings, Inc.	Working capital advances	3	3

		(2,975)	(2,975)

Long-term liabilities:
Extendicare Holdings, Inc.	Deferred federal income taxes	(9,815)	(1,853)

Other:
Extendicare Inc.	Advances	—	(8,900)
Extendicare Inc.	Advances	281	1,218
Extendicare Holdings, Inc.	Advances	(3,483)	(3,483)
Virtual Care Provider, Inc.	Advances	(2,738)	(3,620)

		(5,940)	(14,785)

		$7,507	$6,566

Transactions with Shareholders and Affiliates
      The following is a summary of the Company’s transactions with Extendicare and its affiliates in 2005, 2004 and 2003:
Insurance
      The Company insures certain risks with affiliated insurance subsidiaries of Extendicare. The cost of general and professional liability premiums, which includes a stop-loss policy, was the most significant insurance expense charged to the Company by the affiliates. The consolidated statements of income for 2005, 2004 and 2003 include intercompany insurance premium expenses of $11.6 million, $9.8 million and $10.7 million, respectively. The 2004 figure is net of favorable actuarial adjustments for prior years under its retroactively-rated workers’ compensation coverage in the amount of $1.0 million.
      In 2005, an affiliated insurance subsidiary of Extendicare issued a comprehensive insurance policy to EHI for $2.5 million covering the period July 1, 2005 to December 31, 2005 covering property, general and liability claims, workers compensation and other risks not covered by EHI and its subsidiaries. The Company

EXTENDICARE HEALTH SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
issued a dividend to EHI for $2.5 million to fund the payment of the EHI premium. The Company is not entitled to any claims made by EHI in respect of this policy.
Computer Services
      The Company has an agreement for computer hardware and software support services with Virtual Care Provider, Inc. (“VCPI”), an affiliated subsidiary of Extendicare. The annual cost of services was $5.4 million for 2005 (2004 — $4.8 million; 2003 — $6.9 million).
Transactions pertaining to Refinancing of 2007 Notes in May 2004
      Extendicare held $27.9 million of the 2007 Notes prior to the May 2004 refinancing. Pursuant to the Company’s tender offer, in May 2004, the 2007 Notes held by Extendicare were redeemed for approximately $28.8 million in cash. Subsequently in May 2004, Extendicare purchased for market value all of the Company’s investment of 125,000 common shares in Omnicare for $4.9 million in cash, which resulted in a gain of $0.9 million. In addition, Extendicare advanced $22.9 million to the Company, of which $14.0 million was advanced through VCPI. The latter two transactions provided funds used in the refinancing.

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
      Total income taxes for the years ended December 31, 2005, 2004 and 2003 were allocated as follows:

	2005	2004	2003

	(In thousands)
Income tax expense (benefit)	$37,533	$(6,933)	$12,024
Shareholder’s equity for unrealized gain or (loss) on investments	(228)	(496)	2,227
Shareholder’s equity for unrealized gain (loss) on cash flow hedges	0	67	4
Shareholder’s equity for disqualifying stock option dispositions	(550)	(434)	—

	$36,755	$(7,796)	$14,255

      The income tax expense (benefit) consists of the following for the years ended December 31:

	2005	2004	2003

	(In thousands)
Federal:
Current	$22,953	$16,813	$9,138
Deferred	10,566	(24,940)	1,666

Total Federal	33,519	(8,127)	10,804
State:
Current	6,646	4,517	1,066
Deferred	(2,632)	(3,323)	154

Total State	4,014	1,194	1,220

Total income tax expense (benefit)	$37,533	$(6,933)	$12,024

EXTENDICARE HEALTH SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Income taxes for 2004 included a tax benefit of $33.6 million recorded in December 2004 resulting from two events. The Company recorded a tax benefit of 31.9 million for an additional loss claimed from the December 1999 sale of our former subsidiary Arbor to Tandem. This additional loss was primarily due to the issuance of additional guidance by the Internal Revenue Services (“IRS”), regarding the method to calculate loss on the sale of subsidiary stock, and partially due to the settlement of an IRS audit for the tax years ending December 1997 through December 2002. In addition, the Company recorded a tax benefit of $1.7 million relating to this IRS audit and other issues.
      The differences between the effective tax rates on income before income taxes and the United States federal income tax rate are as follows:

	2005	2004	2003

Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (reduction) in tax rate resulting from:
State income taxes, net of Federal income tax benefit	7.2	6.6	8.5
Recovery of prior year taxes due to loss on sale of subsidiary stock	—	(45.8)	—
Other permanent items	0.6	0.7	1.8
IRS audit settlement and other items	—	(2.5)	—
Change in valuation allowance	(2.9)	(2.7)	(6.0)
Work opportunity credit	(0.7)	(0.8)	(2.0)
Other, net	0.2	(0.5)	(0.2)

Effective tax rate (benefit)	39.4%	(10.0)%	37.1%

      The Company received payments of $0.0 million, $7.0 million and $1.4 million for federal income taxes from its U.S. parent in 2005, 2004 and 2003, respectively and made payments of $26.5 million, $19.5 million and $7.7 million in 2005, 2004 and 2003, respectively to its U.S. parent for federal income taxes.

EXTENDICARE HEALTH SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of the net state deferred tax assets and liabilities as of December 31 are as follows:

	2005	2004

	(In thousands)
State Deferred tax assets:
Employee benefit accruals	$4,068	$2,891
Accrued liabilities	2,503	2,906
Accounts receivable reserves	1,532	567
Capital loss carryforwards	19	—
Operating loss carryforwards	3,203	4,473
Goodwill	25	110
Asset retirement obligation	534	—
Other assets	2,935	1,329

Subtotal	14,819	12,276
Valuation allowance	929	3,690

Total state deferred tax assets	13,890	8,586
State Deferred tax liabilities:
Depreciation	8,294	6,279
Goodwill	—	—
Leasehold rights	57	119
Miscellaneous	1,358	1,357

Total state deferred tax liabilities	9,709	7,755

Net state deferred tax assets (liabilities)	$4,181	$831

      The Company paid state income taxes of $5.4 million, $5.8 million and $0.5 million in 2005, 2004 and 2003, respectively.
      ALC has $55.2 million of net operating losses available for Federal income tax purposes, which will expire between 2009 and 2025. These net operating losses were partially generated prior to and after ALC’s emergence from bankruptcy on January 1, 2002. ALC’s emergence from bankruptcy created an ownership change as defined by the IRS. Section 382 of the Internal Revenue Code imposes limitations on the utilization of the loss carryforwards and built-in losses after certain ownership changes of a loss company. ALC was deemed to be a loss company for these purposes. Under these provisions, the Company’s ability to utilize ALC loss carryforwards generated prior to ALC’s emergence from bankruptcy and built-in losses in the future will generally be subject to an annual limitation of approximately $1.6 million. Any unused amount is added to and increases the limitation in the succeeding year. ALC’s net unrealized built-in losses were $38.2 as of December 31, 2005. The deferred tax assets include loss carryforwards and built-in losses and their related tax benefit available to the Company to reduce future taxable income within the allowable IRS carryover period.
      The Company’s acquisition of ALC also created an ownership change as defined under Section 382 of the Internal Revenue Code. ALC’s loss carryforwards generated subsequent to their emergence from bankruptcy are available to the Company subject to an annual limitation of approximately $5.5 million. Any unused amount is added to and increases the limitation in the succeeding year.
      As of December 31, 2005 the Company had $25.6 million of total net operating loss carryforwards available for state income tax purposes, which expire from 2006 to 2023. Where the realizability of these losses is uncertain, a valuation allowance has been established.

EXTENDICARE HEALTH SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The valuation allowance for state deferred tax assets as of December 31, 2005 and 2004 was $0.9 million and $3.7 million, respectively. The net change in the total valuation allowance for the years ended December 31, 2005, 2004 and 2003 was a decrease of $2.7 million, a decrease of $15.4 million and a decrease of $1.9 million, respectively. In 2004, capital loss carryforwards with a related gross deferred tax asset balance of $13.5 million, which had been subject to a complete valuation allowance, statutorily expired and the deferred tax asset and related valuation allowance were written off.
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

25.	COMPREHENSIVE INCOME
      The accumulated balances for each classification of comprehensive income are as follows:

		Unrealized
	Unrealized	Gains	Accumulated
	Gains	(Losses) on	Other
	(Losses) on	Cash Flow	Comprehensive
	Investments	Hedges	Income

	(In thousands)
Balance at December 31, 2002	$(2,257)	$(131)	$(2,388)
Net current period change	3,341	32	3,373

Balance at December 31, 2003	1,084	(99)	985
Net current period change	(742)	99	(643)

Balance at December 31, 2004	342	—	342
Net current period change	(342)	—	(342)

Balance at December 31, 2005	$—	$—	$—

EXTENDICARE HEALTH SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The related tax effects allocated to each component of other comprehensive income are as follows:

		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	or Benefit	Amount

	(In thousands)
Year Ended December 31, 2005:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(570)	$228	$(342)

Year Ended December 31, 2004:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(1,238)	$496	$(742)
Cash flow hedges:
Net derivative gains arising during the period	166	(67)	99

Other comprehensive income (loss)	$(1,072)	$429	$(643)

Year Ended December 31, 2003:
Unrealized gains on securities:
Unrealized holding gains arising during the period	$5,568	$(2,227)	$3,341
Cash flow hedges:
Net derivative gains arising during the period	36	(4)	32

Other comprehensive income	$5,604	$(2,231)	$3,373

26.	UNCERTAINTIES AND CERTAIN SIGNIFICANT RISKS
Revenues
      In July 2005, CMS announced the final regulation to terminate funding the RUGs Refinements enhancements effective December 31, 2005. In conjunction with this change, CMS announced the expansion, effective January 1, 2006, of the 44 RUGs classifications to 53, whereby the nine new RUGs classifications would reimburse operators for the care provided for medically complex residents who require rehabilitation services and treatment of multiple illnesses. In addition, CMS also announced increases in the nursing and therapy components of the case mix index for all 53 RUGs rates effective January 1, 2006.
      In December 2005, CMS announced its plan to reduce its level of reimbursement from 100% to 70% for Part A co-insurance bad debts involving residents, who are not dually eligible for Medicare and Medicaid, for cost reports effective January 1, 2006. CMS is also considering a reduction of the reimbursement level for Part A co-insurance bad debts for dual (Medicare and Medicaid) eligible residents from 100% to 70% over a three-year period. In December 2005, CMS confirmed, subject to the passage of government legislation, the implementation of a cap on Part B therapy services of $1,740 per annum effective January 1, 2006.
      There can be no assurance that the implementation of the final regulation involving the RUGs Refinement and the announced changes in respect of Part A reimbursable bad debt and Part B therapy caps may not have a significant impact on the Company’s reimbursement of Medicare revenues.
Interests in Unrelated Long-Term Care Providers
      In the divestiture of the Texas operations to Senior Health -Texas, the Company retained ownership of four nursing properties, which are leased to Senior Health -Texas (refer to Note 21) and remain liable for the payment of rent, and other obligations under the Triple S lease, for 12 nursing properties that are subleased to

EXTENDICARE HEALTH SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Senior Health -Texas. In addition, through the Texas and Florida divestiture programs, the Company provided advances and retained on-going consulting agreements, with the certain unrelated long-term providers. In aggregate, as of December 31, 2005, the Company owns $7.0 million in nursing home properties in Texas and has provided $4.5 million in advances to Senior Health -Texas. However, as outlined in Notes 9 and 17, in December 2005, the Company recorded an asset impairment charge in 2005 for the potential non-payment of the advance. For the properties leased and subleased to Senior Health -Texas, the Company earned rental income of $3.9 million, $397 million and $3.9 million in 2005, 2004 and 2003, respectively, and earned $0.7 million, $0.6 million and $0.6 million, respectively, in consulting fees. In addition, for contracts in place as at December 31, 2005, the Company earned consulting and management fees from all other unrelated long-term care operators of $6.0 million in 2005. The majority of consulting service contracts are on a monthly or short-term basis. As a result, the income and cash flow of the Company can be influenced by the financial stability of unrelated long-term operators and the continued provision of services to these providers.
Accrual for Self-Insured Liabilities
      The Company had $34.2 million and $37.7 million in accruals for self-insured liabilities as of December 31, 2005 and 2004, respectively. An actuarial valuation was completed as of December 31, 2005 and it was determined that no adjustment was required to the accrual for self-insured liability amounts on the balance sheet. Though the Company has been successful in exiting from the states of Texas and Florida and limiting future exposure to general liability claims, the timing and eventual settlement costs for these claims cannot be precisely defined.
Claims and Contingencies
      The Company entered into a Preferred Provider Agreement with Omnicare pursuant to the divestiture of its pharmacy operation in 1998. In connection with its agreement to provide pharmacy services, Omnicare has requested arbitration for an alleged lost profits claim relating to the Company’s disposition of assets, primarily in Florida. Damage amounts, if any cannot be reasonably estimated based on information available at this time. An arbitration hearing for this matter has not been scheduled. The Company believes that it has interpreted correctly and complied with the terms of the Preferred Provider Agreement; however there can be no assurances that this claim will not be successful or other claims arise.
      The Company is subject to surveys and inspections by state and federal authorities to ensure compliance with applicable laws and licensure requirements of the Medicare and Medicaid programs. The survey process is intended to review the actual provision of care and services, and remedies for assessed deficiencies can be levied based upon the scope and severity of the cited deficiencies. Remedies range from the assessment of fines to the withdrawal of payments under the Medicare and Medicaid programs. Should a deficiency not be addressed through the plan of correction, a facility can be decertified from the Medicare and Medicaid program. As of December 31, 2005, the Company has certain facilities under a plan of correction. While it is not possible to estimate the final outcome of the required corrective action, the Company has accrued for known costs. In addition, Federal law requires each state to have a Medicaid Fraud Control Unit, which is responsible for investigating provider fraud and resident abuse. The Company has had previous investigations from these Medicaid Fraud Units, but is not aware of any liability relating thereto at this time.

EXTENDICARE HEALTH SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Debt Obligations
      The Company has indebtedness totaling $519.3 million in borrowings at December 31, 2005 representing 62.8% of total capitalization (defined as total long-term liabilities plus total equity), compared to a similar ratio of 51.1% at December 31, 2004. As a result, the degree to which the Company is leveraged could have important consequences, including, but not limited to the following:

•	a substantial portion of the Company’s cash flow from operations would be dedicated to the payment of principal and interest on the Company’s indebtedness, thereby reducing the funds available for other purposes;

•	the Company’s ability to obtain additional financing within its current Amended and Restated Credit Facility for working capital, capital expenditures, acquisitions or other purposes may be limited; and

•	certain of the Company’s borrowings are at variable rates of interest, which exposes the Company to the risk of higher interest rates.
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

EXTENDICARE HEALTH SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

27.	DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS
      The estimated fair values of the Company’s financial instruments at December 31 are as follows:

	2005		2004

	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

	(In thousands)
ASSETS:
Cash and cash equivalents	$13,347	$13,347	$29,612	$29,612
Short-term investments	5,722	5,722	—	—
Supplies, prepaid expenses and other current assets:
Restricted cash workers compensation	2,935	2,935	—	—
Deposits	2,823	2,823	—	—
Other assets (long-term):
Medicare and Medicaid settlement receivables	5,617	5,014	10,214	9,540
Indemnification escrow	3,700	3,700	3,700	3,700
Funds held under deferred compensation plan	2,340	2,340	2,001	2,001
Debt service and capital expenditure trust funds	1,269	1,269	309	309
Cash held as collateral for ALC letters of credit	1,041	1,041	—	—
Notes receivable	880	880	1,000	1,000
Security deposits	825	825	361	361
Prepaid interest rate cap fee	387	387	984	984
Advances to Lakeside Health, LLC	—	—	2,445	2,239
Other investments	—	—	916	916
Advances to non-affiliated long-term care operators	—	—	7,024	7,024
Other	87	87	99	99

	$40,973	$40,370	$58,665	$57,785

LIABILITIES:
Outstanding checks in excess of bank balance	$13,453	$13,453	$—	$—
Long-term debt, including current maturities	519,226	530,240	291,932	317,655
Interest rate swaps	5,389	5,.389	(308)	(308)
Other long-term liabilities:
Deferred compensation	8,373	8,373	7,207	7,207
Market value of interest rate caps	5,496	5,496	5,241	5,241
Due to shareholder and affiliates (long-term)	5,940	5,940	14,785	14,785

	$557,877	$568,891	$318,857	$344,580

      The above schedule does not include trade receivables and payables, which have an estimated market value equal to carrying value.
      The fair value of Medicare and Medicaid settlement receivables, which are anticipated to be collected beyond one year, are estimated based on discounted cash flows at estimated current borrowing rates.
      The fair value of long-term debt is estimated based on approximate borrowing rates currently available to the Company for debt equal to the existing debt maturities.

EXTENDICARE HEALTH SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The fair values of the interest rate swaps and caps are based on the quoted market prices as provided by the financial institution which is the counterparty to the arrangements.

28.	SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)
      The following is a summary of the quarterly results of operations for the years ended December 31, 2005 and 2004

	2005

	1st	2nd	3rd	4th	Total

	(In thousands)
Total revenues	$288,801	$306,780	$295,404	$298,671	$1,189,656

Valuation adjustment on interest rate caps	(1,298)	(939)	129	305	(1,803)
Loss (gain) on disposal of assets and impairment of long-lived assets	(448)	(630)	(9,270)	4,298	(6,050)
Loss on refinancing and retirement of debt	275	—	—	—	275
Income from continuing operations before income taxes and change in accounting principle	21,230	31,201	31,766	11,099	95,296
Income tax expense	8,367	12,134	12,808	4,224	37,533

Net income from continuing operations	12,863	19,067	18,958	6,875	57,763
Net loss from discontinued operations	(809)	(3,768)	(754)	(471)	(5,802)

Net income before cumulative effect of change in account principle	12,054	15,299	18,204	6,404	51,961
Cumulative effect of change in account principle, net of income taxes	—	—	—	(6,414)	(6,414)

Net income (loss)	$12,054	$15,299	$18,204	$(10)	$45,547

	2004

	1st	2nd	3rd	4th	Total

	(In thousands)
Total revenues	$222,615	$224,112	$236,090	$235,317	$918,134

Valuation adjustment on interest rate caps	73	4,320	2,030	1,560	7,983
Loss (gain) on disposal of assets and Impairment of long-lived assets	1,612	(4,469)	4,573	—	1,716
Loss on refinancing and retirement of debt	354	5,978	152	—	6,484
Income from continuing operations before income taxes and change in accounting principle	15,213	14,412	18,477	21,471	69,573
Income tax (benefit) expense	5,725	5,405	6,938	(25,001)	(6,933)

Net income from continuing operations	9,488	9,007	11,539	46,472	76,506
Net loss from discontinued operations	(141)	(181)	(1,079)	(7,367)	(8,768)

Net income	$9,347	$8,826	$10,460	$39,105	$67,738

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Control and Procedures
      Our management has evaluated, with the participation of our Chairman of the Board and Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Treasurer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the year ended December 31, 2005 pursuant to the requirements of the Securities Exchange Act of 1934. Based upon their evaluation of these disclosure controls and procedures, our Chairman of the Board and Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Treasurer concluded that the disclosure controls and procedures were effective as of the end of the year ended December 31, 2005 to ensure that material information relating to us (including our consolidated subsidiaries) was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.
Changes in Internal Controls Over Financial Reporting
      There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
      None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Directors and Executive Officers
      The following table sets forth information with respect to our directors and executive officers:

Name	Age	Position

Mel Rhinelander	55	Chairman of the Board and Chief Executive Officer and Director
Philip W. Small	49	President and Chief Operating Officer and Director
Richard L. Bertrand	57	Senior Vice President, Chief Financial Officer, Treasurer and Director
Roch Carter	66	Vice President, General Counsel and Assistant Secretary
Douglas J. Harris	50	Vice President and Controller
L. William Wagner	57	Vice President, Human Resources
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
      Philip W. Small was appointed President and Chief Operating Officer in November 2005, following his appointment in February 2004 as Executive Vice President and Chief Operating Officer. He joined us, and Extendicare, in June 2001 as our Senior Vice President, Strategic Planning. He was appointed to our Board of Directors on December 31, 2001. Prior to joining us, Mr. Small served 15 years at Beverly Enterprises Corporation, Fort Smith, Arkansas, in various financial capacities, the most recent being Executive Vice President, Strategic Planning and Operations Support and acting Chief Financial Officer. His prior experience includes serving as Director, Reimbursement for HCA Management Company of Atlanta, Georgia. Mr. Small has over 24 years of experience in the healthcare industry.
      Richard L. Bertrand is our Senior Vice President, Chief Financial Officer and Treasurer. Mr. Bertrand was appointed to his current position in September 2004, prior to that he was the Senior Vice President of Development. Mr. Bertrand joined us in 1983 as our Vice President of Finance and has over 29 years of experience in the healthcare industry. From 1983 to 1995 he served as our Vice President of Finance and later as our Senior Vice President of Finance and Chief Financial Officer. Beginning in 1995, Mr. Bertrand served as our Senior Vice President, Reimbursement and later as our Senior Vice President, Development. Prior to joining us, Mr. Bertrand served as Vice President and Controller of Extendicare from 1977 to 1983. Prior to that, he was a staff accountant and supervisor with the accounting firm of Thorne Riddell from 1972 to 1976.
      Roch Carter was appointed our Vice President, General Counsel and Assistant Secretary in January 1998. He joined us in 1974 as Legal Counsel and he was subsequently appointed as our General Counsel in 1985. Prior to joining us, Mr. Carter was an attorney with the United States Attorney’s office in Milwaukee. Mr. Carter was also an attorney with the City of Milwaukee and was in practice with Young and McManus, S.C. Mr. Carter has over 31 years of experience in healthcare law and practice.
      Douglas J. Harris joined us in December 1999 as our Vice President and Controller, and has over 25 years of experience in the healthcare industry. From 1994 through 1999, Mr. Harris was the Managing Director of Extendicare (U.K.) Limited. Mr. Harris has been with us and Extendicare’s affiliated companies since 1981 and has held positions in various financial capacities. Prior to joining us, Mr. Harris was an audit supervisor with KPMG.

      L. William Wagner joined us in 1987 as Vice President of Human Resources. Prior to joining us, Mr. Wagner was Vice President of Human Resources for ARA Living Centers and Director of Personnel for General Foods Corp. Mr. Wagner has 22 years of experience in the healthcare industry and over 28 years of human resources experience.
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
Compensation of Named Executive Officers
      The following summary compensation table details compensation information for our three most recently completed fiscal years for each of our Chief Executive Officer and the four other most highly compensated executive officers (collectively, the “named executive officers”).
Summary Compensation Table

					Long-Term
		Annual Compensation			Compensation

				Other Annual	Securities	All Other
Name and Principal Position		Salary	Bonus	Compensation(1)	Underlying	Compensation(2)
with the Corporation	Year	($)	($)	($)	Options/SARs (#)	($)

M.A. Rhinelander	2005	800,000	1,000,000	55,936	100,000	11,206
President and Chief Executive	2004	800,000	950,000	85,512	100,000	10,834
Officer of Extendicare Inc.;	2003	650,000	950,000	44,512	100,000	11,632
Chairman and Chief Executive Officer of Extendicare Health Services, Inc.
R.L. Bertrand(3)	2005	300,000	135,000	—	40,000	40,768
Senior Vice President, Chief	2004	258,667	140,000	—	30,000	30,303
Financial Officer, and Treasurer	2003	240,000	120,000	—	30,000	36,768
of Extendicare Inc. and Extendicare Health Services, Inc
P.W. Small	2005	390,000	156,000	—	40,000	64,669
President and Chief Operating	2004	375,000	210,000	—	40,000	40,711
Officer of Extendicare Health	2003	310,000	174,500	—	30,000	40,381
Services, Inc
L.A. Bebo	2005	275,000	123,750	—	30,000	31,979
President and Chief Operating	2004	235,000	82,250	—	25,000	24,764
Officer of Assisted Living	2003	225,000	100,000	—	15,000	23,764
Concepts, Inc.
D.K. Howe	2005	300,000	50,000	—	25,000	45,460
Senior Area Vice President of	2004	237,000	82,950	—	25,000	39,798
Extendicare Health	2003	227,000	100,000	—	15,000	38,824
Services, Inc.
Notes:

(1)	The aggregate amount of perquisites and other benefits for each named executive officer is less than the lesser of $50,000 or 10% of total annual salary and bonus. In the case of M.A. Rhinelander, the amount is comprised of car allowance and flexible account.

(2)	For M.A. Rhinelander these amounts reflect premiums paid by the Company for term life insurance and long-term disability. All other compensation, in the case of R.L. Bertrand, P.W. Small, L.A. Bebo and D.K. Howe includes payments for life insurance and long-term disability premiums and contributions to a deferred compensation plan and a defined contribution retirement plan. The amount of salary and/or bonus deferred by the named executive officer is included within the figures set forth in the “Salary” and/or “Bonus” columns in the above table. EHSI’s contribution is included within the “All Other

Compensation” column. The amounts contributed by the officer and our matching portion contributed to the deferred compensation plan are as follows:

Named Executive Officer	2005	2004	2003

R.L. Bertrand
Officer contribution	—	—	—
Officer interest	$13,014	$10,029	$7,922
EHSI contribution	—	—	—
EHSI interest	6,507	5,014	3,961
P.W. Small
Officer contribution	39,000	30,000	—
Officer interest	3,763	127	—
EHSI contribution	19,618	—	—
EHSI interest	57	—	—
L.A. Bebo
Officer contribution	26,833	23,500	—
Officer interest	2,383	834	—
EHSI contribution	—	—	—
EHSI interest	—	—	—

(3)	R.L. Bertrand, formerly the Senior Vice-President, Development, was appointed to the position of Senior Vice President, Chief Financial Officer and Treasurer effective September 1, 2004.
Stock Option Plan
      Extendicare Inc.’s Amended and Restated Stock Option and Tandem SAR Plan (the “Stock Option Plan”) provides for the grant of options and share appreciation rights (“SARs”). The Stock Option Plan is Extendicare Inc.’s only compensation plan providing for the issuance of securities of Extendicare Inc. as compensation.
      The purpose of the Stock Option Plan is to provide directors, officers and employees of Extendicare Inc. and its affiliates with an incentive to enhance shareholder value by providing them with the opportunity, through share options and SARs, to participate in an increase in the equity value of Extendicare Inc.’s subordinate voting shares. Options are granted at the discretion of Extendicare Inc.’s board of directors, upon recommendation by Extendicare Inc.’s Human Resources Committee. Any director, officer or employee of the Extendicare group of companies is eligible to participate.
      The plan provides that the exercise price of any option granted shall not be less than the closing board lot sale price for the subordinate voting shares as quoted on the Toronto Stock Exchange (“TSX”) on the trading day prior to the date of grant.
      Extendicare Inc.’s board of directors may also grant SARs in tandem with each stock option grant. If the stock option has a tandem SAR attached, participants have the right to choose to exercise a SAR instead of the corresponding option. When a SAR is exercised the participant receives, at the election of Extendicare Inc.’s board of directors, either a payment in cash or equivalent value of subordinate voting shares acquired on the open market, equal to the difference between the closing price of the subordinate voting shares and the exercise price of the option. To the extent that awards pursuant to the Stock Option Plan result in the exercise of SARs, the equivalent number of subordinate voting shares will be reduced from the number reserved and available under the Stock Option Plan for future grants.
      Awards pursuant to the Stock Option Plan are exercisable only to the extent that the option has vested, as determined by Extendicare Inc.’s Board of Directors at the time of grant. The term of an option is as determined by Extendicare Inc.’s board of directors at the time of grant, not to exceed 10 years.

      Upon termination of employment, for any reason other than retirement or death, options that have not vested are forfeited, and vested options must be exercised within the 90-day period following the date of termination, unless otherwise agreed by Extendicare Inc. and the grantee. In the case of death, options that have vested, including those which vest during the next 270 days, must be exercised within the 270-day period following the date of death. In the case of normal retirement, options continue to vest and are exercisable in accordance with the terms of their original grant.
      Awards under the Stock Option Plan are not assignable, negotiable or transferable, except in general by will or the laws of intestacy and except in the case of awards other than U.S. tax-qualified incentive stock options to the grantee’s spouse, a trustee, custodian or administrator acting for the grantee or the grantee’s spouse, a personal holding company or family trust controlled by the grantee or the grantee’s spouse and a registered retirement income fund or registered retirement savings plan of the grantee or the grantee’s spouse.
      The Stock Option Plan contains provisions for appropriate adjustments in the event of a corporate reorganization, including an amalgamation or merger of Extendicare Inc. with or into another company, or in the event of a fundamental change (as defined).
      In addition, Extendicare Inc.’s board of directors may amend, suspend or discontinue the Stock Option Plan at any time; provided, however, that no such amendment may increase the maximum number of subordinate voting shares that may be subject to option under the Stock Option Plan, change the manner of determining the minimum option price, or take any action that would result in the repricing of any granted options or an extension of the term of any granted options benefiting an insider of the Company; nor can the Board, without the consent of the grantee, alter or impair any option previously granted to a grantee under the Stock Option Plan. No amendment, suspension or discontinuance of the Stock Option Plan may contravene the requirements of the TSX or any securities commission or regulatory body to which the Stock Option Plan or Extendicare Inc. is now or may hereafter become subject.
      We do not provide financial assistance to participants under the Stock Option Plan.
      There are no entitlements under the Stock Option Plan that have been granted but are subject to ratification by Extendicare Inc.’s shareholders.
      The Stock Option Plan in its entirety must be approved by the shareholders of Extendicare Inc. in order to remain qualified under Section 422 of the United States Internal Revenue Code (the “U.S. Code”). If the Stock Option Plan is not approved by Extendicare Inc.’s shareholders, the Stock Option Plan will not continue to be qualified under the U.S. Code.
      At December 31, 2005, a total of 3,084,225 subordinate voting shares of Extendicare Inc. were reserved for issuance under the plan, of which 1,868,375 subordinate voting shares were subject to outstanding options and 1,215,850 were available for grant.
      The following table summarizes stock options/ SARs granted during 2005 to our named executive officers under the Extendicare Inc. stock option plan:
Option/ SAR Grants in Fiscal Year 2005

		Percent of		Potential Realizable Value
	Number of	Total		at Assumed Annual Rates of
	Securities	Options/SARs	Exercise or	Stock Price Appreciation for
	Underlying	Granted to	Base Price	Option Term (C$)
	Options/SARs	Employees in	(C$) per
Name	Granted	Fiscal Year	Share)	5%	10%	Expiration Date

M.A. Rhinelander	100,000	17.83%	18.00	$1,132,010	$2,868,736	February 22, 2015
R.L. Bertrand	40,000	7.13	18.00	452,804	1,147,495	February 22, 2015
P.W. Small	40,000	7.13	18.00	452,804	1,147,495	February 22, 2015
L.A. Bebo	30,000	5.35	18.00	339,603	860,621	February 22, 2015
D.K. Howe	25,000	4.46	18.00	283,003	717,184	February 22, 2015

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
      The following table summarizes options exercised during 2004 and option values at December 31, 2005 for our named executive officers.
Aggregated Option/ SAR Exercised in Fiscal Year 2004
and Fiscal Year-End Option/ SAR Values

			Number of Securities
			Underlying Unexercised		Value of Unexercised in-the-
	Shares		Options/SARs at		Money Options/SARs at
	Acquired	Value	Fiscal Year-End (#)		Fiscal Year-End (C$)
	on Exercise	Realized
Name	(#)	(C$)	Exercisable	Unexercisable	Exercisable	Unexercisable

M.A. Rhinelander	175,000	2,762,333	150,000	250,000	1,883,500	1,406,000
R.L. Bertrand	12,500	185,138	40,000	85,000	495,200	424,800
P.W. Small	55,000	675,850	10,000	92,500	38,000	453,300
L.A. Bebo	21,250	298,775	10,000	58,750	79,438	226,475
D.K. Howe	18,750	234,288	—	53,750	—	224,975

Note:	The value of the unexercised options is based on C$18.30, the closing price of the Extendicare Inc. subordinate voting shares on the TSX on December 31, 2005. All amounts are stated in Canadian dollars (C$).
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
Retirement Arrangements
      M.A. Rhinelander and R.L. Bertrand have an arrangement with Extendicare Inc. providing them with a benefit guarantee upon retirement. Mr. Rhinelander’s retirement arrangement provides for an annual benefit of 70% of the best three consecutive years of basic salary for 25 years of service, plus an additional 3% per year thereafter. Mr. Rhinelander has the Company’s consent to retire at age 55, and based on his 28 years of credited service at the end of 2005, he is currently guaranteed to receive a retirement benefit of 79%. Mr. Bertrand has 29 years of credited service at the end of 2005, and he is guaranteed to receive a fixed retirement benefit of C$173,000 (Canadian dollars) per annum upon retirement. Mr. Bertrand’s plan allows for normal retirement at age 60. Retirement benefits are not subject to any deduction for social security or Canada Pension, and are payable as an annuity over the lifetime of the executive with a portion continuing to be paid to the executive’s spouse after the death of the executive. Mr. Bertrand is also a participant in money purchase, 401(k), and deferred compensation plans established for the Company’s executives.
      P.W. Small, L.A. Bebo and D.K. Howe are participants in money purchase, 401(k), and deferred compensation plans established for executives.
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
Executive Retirement Plan
      We provide an executive retirement program for certain of our key officers and executives. Under the program we contribute 10% of the participant’s base salary into an account to be invested in certain mutual funds at the participant’s discretion. The amounts in the executive retirement program vest upon certain events which are specified in the participant’s executive retirement program plan, and by discretionary actions by Extendicare Inc’s board of directors. A graduated vesting schedule applies for some program participants if we terminate the participant. Any funds that we invest or assets that we acquire pursuant to the program continue to be a part of our general funds. No party, other than EHSI, has any interest in such funds. To the extent that any participant acquires a right to receive payment from us under the executive retirement program, such right shall be no greater than the right of any unsecured general creditor of ours. We expense the amounts we fund into the executive retirement program on a monthly basis. Amounts held within this executive retirement program accounts are not guaranteed, are “at risk” and are subject to our ability to make the scheduled payments.
Termination of Employment Arrangements
      M.A. Rhinelander has a termination of employment agreement with Extendicare Inc. that provides for a lump sum cash payment equivalent to 24 months of his annual total compensation, less applicable deductions required by law, in the event of termination by the company other than for just cause; or in the event of his resignation with six months’ notice in the case of a change of control or in the case of a material reduction in responsibilities.
Compensation Committee Interlocks and Insider Participation
      Our Board of Directors is comprised solely of certain of our executive officers. The Human Resources Committee of the Extendicare Inc.’s board of directors performs the functions of a compensation committee for Extendicare Inc. and its subsidiaries, including us. The following six outside and unrelated directors served as members of the Committee: Derek H.L. Buntain, Sir Graham Day, David M. Dunlap, Michael J.L. Kirby, Frederick B. Ladly and J. Thomas MacQuarrie, Q.C. None of these committee members are our directors or officers, or directors or officers of any of our subsidiaries.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
      We are an indirect wholly owned subsidiary of Extendicare. Extendicare’s principal executive offices are located at 3000 Steeles Avenue East, Markham, Ontario, Canada L3R 9W2.
      There are no equity compensation plans under which our common stock is issued.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      We are an indirect wholly owned subsidiary of Extendicare Inc. Certain operating expenses are allocated between Extendicare Inc. and its subsidiaries. We insure certain risks, primarily comprehensive general liability which includes a stop-loss policy, with Laurier Indemnity Company and Laurier Indemnity Ltd., affiliated insurance subsidiaries of Extendicare Inc. We recorded approximately $11.6 million, $9.8 million, and $10.7 million of expenses for this purpose in the fiscal years ended December 31, 2005, 2004 and 2003, respectively. The 2004 amount is net of favorable actuarial adjustments for prior years under our retroactively-rated workers’ compensation coverage in the amount of $1.0 million.
      In 2005, an affiliated insurance subsidiary of Extendicare issued a comprehensive insurance policy to EHI for $2.5 million covering the period July 1, 2005 to December 31, 2005 covering property, general and liability claims, workers compensation and other risks not covered by EHI and its subsidiaries. We issued a dividend to EHI for $2.5 million to fund the payment of the EHI premium. We are not entitled to any claims made by EHI in respect of this policy.
      We have an agreement for computer hardware and software support services with Virtual Care Provider, Inc. (“VCPI”), an affiliated subsidiary of Extendicare. The annual cost of services was $5.4 million for 2005 (2004 — $4.8 million; 2003 — $6.9 million).
      Extendicare held $27.9 million of the 2007 Notes prior to the May 2004 refinancing. Pursuant to our tender offer, in May 2004, the 2007 Notes held by Extendicare were redeemed for approximately $28.8 million in cash. Subsequently in May 2004, Extendicare purchased for market value all of our investment of 125,000 common shares in Omnicare for $4.9 million in cash, which resulted in a gain of $0.9 million. In addition, Extendicare advanced $22.9 million to us, of which $14.0 million was advanced through VCPI. The latter two transactions provided funds used in the refinancing.
      For federal tax purposes we file as part of a consolidated group of companies, of which Extendicare Holdings Inc., or EHI, is the parent. EHI holds all of Extendicare Inc.’s U.S. operations, including us. We have a tax sharing arrangement with EHI under which a U.S. consolidated income tax return is filed by EHI and, for purposes of determining each member’s share of the tax liability in such return, each member of the affiliated group computes its separate U.S. income tax liability for regular income tax purposes (but not for alternative minimum tax purposes) as if it had filed a separate U.S. income tax return. Such amount is reflected as a federal income tax expense and as an intercompany payable to EHI on each member’s separate financial statements. If a member incurs a net operating loss, such net operating loss is tax benefited (for regular tax purposes only) in the year the net operating loss is incurred. Such amount is reflected as a reduction in federal income tax expense and as an intercompany receivable from EHI on each member’s separate financial statements. Similarly, the federal income tax receivable and payable is recorded on the separate financial statement of EHI. Each member’s separate intercompany balances are transferred to EHI through the intercompany payable and receivable account.
      As of December 31, 2005, we have two notes payable in the amounts of $55.0 million to EHI and $8.9 million to Extendicare that are included in long-term debt. In January 2005, Extendicare advanced $55 million to EHI, which, in turn, advanced $55 million as a Term Note to us to partially finance the ALC acquisition. This Term Note has a term of five years and bears interest at 6%. Effective April 1, 2005, a $8.9 million working capital advance to us was converted to a Term Note with a term of five years bearing interest at 6%. These Term Notes can be repaid at any time by us.

      The Company had non-interest bearing amounts due from (to) its shareholder and affiliates as follows:

Affiliate	Purpose	2005	2004

		(In thousands)
		Receivable (payable)
Current assets:
Extendicare Holdings, Inc.	Federal income taxes receivable	$10,450	$5,231
Extendicare Holdings, Inc.	Deferred federal income taxes	15,787	13,258
Extendicare Inc.	Working capital advances	—	7,690

		26,237	26,179

Current liabilities:
Virtual Care Provider, Inc.	Working capital advances	(3,000)	(3,000)
The Northern Group, Inc.	Intercompany operating expenses	16	19
Laurier Indemnity Company, Ltd.	Intercompany insurance premium	6	3
Extendicare Holdings, Inc.	Working capital advances	3	3

		(2,975)	(2,975)

Long-term liabilities:
Extendicare Holdings, Inc.	Deferred federal income taxes	(9,815)	(1,853)

Other:
Extendicare Inc.	Advances	—	(8,900)
Extendicare Inc.	Advances	281	1,218
Extendicare Holdings, Inc.	Advances	(3,483)	(3,483)
Virtual Care Provider, Inc.	Advances	(2,738)	(3,620)

		(5,940)	(14,785)

		$7,507	$6,566

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
      The following table sets forth information with respect to services provided to us by KPMG LLP, our independent registered public accounting firm, for the years ended December 31, 2005 and 2004.

	2005	2004

	(In thousands)
Audit fees(1)	$650	$453
Audit-related fees(2):
Acquisition of ALC	185	—
Review of internal control	84	—
Tax fees(3)	64	43
All other fees(4)	21	48

	$1,004	$544

(1)	Audit Fees. This consists of aggregate fees billed to us by KPMG LLP for professional services rendered for the audit of our annual financial statements, reviews of our interim financial statements, and services that are normally provided in connection with statutory or regulatory filings or engagements, including consents and other services related to Securities and Exchange Commission matters.

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
Date: March 30, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and on the date indicated.

Name	Title	Date

/s/ Mel Rhinelander Mel Rhinelander	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 30, 2006

/s/ Richard L. Bertrand Richard L. Bertrand	Senior Vice President, Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)	March 30, 2006

/s/ Philip W. Small Philip W. Small	President and Chief Operating Officer and Director	March 30, 2006

/s/ Laurie A. Bebo Laurie A. Bebo	President and Chief Operating Officer, Assisted Living Concepts, Inc.	March 30, 2006
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

EXHIBIT INDEX

Number	Description

2.1	Form of Operations Transfer Agreement, dated as of October 1, 2001, by and among Extendicare Homes, Inc., Extendicare Health Facilities, Inc., Senior Health Properties — Texas, Inc. and certain affiliates of Senior Health Properties — Texas, Inc. (Certain exhibits of the Operations Transfer Agreement and certain exhibits of the exhibits have been omitted based on Item 601(b)(2) of Regulation S-K. Such exhibits are described in the Operations Transfer Agreement and the exhibits thereto. The Company agrees to furnish to the Commission, upon its request, any or all of such omitted exhibits. (Incorporated by reference to the Company’s Form 8-K filed on January 4, 2002).

2.2	Plan of Merger and Acquisition Agreement, dated as of November 4, 2004, By and Among Extendicare Health Services, Inc., Alpha Acquisition, Inc., and Assisted Living Concepts, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 9, 2004).

3.1	Restated Certificate of Incorporation of Extendicare Health Services, Inc. (Incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-43549)).

3.2	By-Laws of Extendicare Health Services, Inc. (Incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-43549)).

4.1	Purchase Agreement, dated as of June 20, 2002, among Extendicare Health Services, Inc., the Guarantors named therein, Lehman Brothers, Inc., ABN AMRO Incorporated and U.S. Bancorp Piper Jaffrey Inc. (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-97293)).

4.2	Indenture, dated as of June 28, 2002, among Extendicare Health Services, Inc., the Guarantors named therein, as Guarantors, and U.S. Bank, N.A., as Trustee. (Incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-97293)).

4.3	Exchange and Registration Rights Agreement, dated as of June 28, 2002, among Extendicare Health Services, Inc., the Guarantors named therein, Lehman Brothers Inc., ABN AMRO Incorporated and U.S. Bancorp Piper Jaffrey Inc. (Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-4 (Registration No. 333-97293)).

4.4	Third Amended And Restated Credit Agreement, dated as of August 4, 2005, among Extendicare Holdings, Inc., Extendicare Health Services, Inc., as Borrower, the several lenders from time to time parties thereto, Lehman Brothers Inc., as Arranger, U.S. Bank, National Association, as Syndication Agent, General Electric Capital Corporation and LaSalle Bank National Association, as Co-Documentation Agents and Lehman Commercial Paper Inc., as Administrative Agent (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 4, 2005).

4.5	Purchase Agreement, dated as of April 15, 2004, among Extendicare Health Services, Inc., the Guarantors named therein, Lehman Brothers, Inc., ABN AMRO Incorporated and U.S. Bancorp Piper Jaffrey Inc. (Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-4 (Registration No. 333-116927).

4.6	Indenture, dated as of April 22, 2004, among Extendicare Health Services, Inc., the Guarantors named therein, as Guarantors, and U.S. Bank, N.A., as Trustee. (Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-4 (Registration No. 333-116927)).

4.7	Exchange and Registration Rights Agreement, dated as of April 22, 2004, among Extendicare Health Services, Inc., the Guarantors named therein, Lehman Brothers, Inc., ABN AMRO Incorporated and U.S. Bancorp Piper Jaffrey Inc. (Incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-4 (Registration No. 333-116927). Pursuant to Item 601(b) (4) (iii) of Regulation S-K, the Registrants agree to furnish to the Securities and Exchange Commission, upon request, any instrument defining the rights of holders of long-term debt not being registered that is not filed as an exhibit to this Annual Report on Form 10-K

4.8	Senior Unsubordinated and Unsecured $55 Million Note between Extendicare Health Services, Inc. and Extendicare Holdings, Inc. dated January 27, 2005 (Incorporated by referenced to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 31, 2005).

Number	Description

10.1	Asset Purchase Agreement, dated as of July 29, 1998, between Extendicare Health Service, Inc. and certain affiliate and Omnicare, Inc. and its affiliates (Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 1998).

10.2	Preferred Provider Agreement dated as of July 29, 1998 between the Company and Omnicare, Inc. (Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2001).

10.3	Amended and Restated Subordinate Voting Share Option Plan (Incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-97293)).*

10.4	Executive Retirement Program (Incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-97293)).*

10.5	Form of Deferred Compensation Agreement (which collectively constitutes the deferred compensation plan) available to all highly compensated employees of the Company as prescribed by the Internal Revenue Service, which form of agreement has been executed by Mark W. Durishan, Douglas J. Harris, L. William Wagner, Roch Carter and Richard L. Bertrand. (Incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-97293)).*

10.6	Termination of Employment Arrangement for Mel Rhinelander (Incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-97293)).*

10.7	Form of Executive Retiring Allowance Agreement entered into by Mel Rhinelander and Richard L. Bertrand (Incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-97293)).*

10.8	Form of Addendum to Executive Retiring Allowance Agreement entered into by Mel Rhinelander (Incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-97293)).*

10.9	ISDA Master Agreement, dated as of April 16, 2004, between U.S. Bank National Association and Extendicare Health Services, Inc. (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-4 (Registration No. 333-116927).

10.10	Memorandum of Understanding dated January 31, 2005, by and among LTC Properties, Inc. and Texas-LTC Limited Partnership; and Extendicare Health Services, Inc., Alpha Acquisition, Inc., Assisted Living Concepts, Inc., and Carriage House Assisted Living, Inc. (Incorporated by referenced to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2005).

21	Subsidiaries of the Registrant.

31.1	Certifications of Chairman of the Board and Chief Executive Officer .

31.2	Certifications of Senior Vice President, Chief Financial Officer and Treasurer.

32	Written Statement of Chairman of the Board and Chief Executive Officer and Senior Vice President, Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350.

99.1	Schedule II — Valuation and Qualifying Accounts and related Report of Independent Registered Public Accounting Firm.

*	Represents a management contract or compensatory plan or arrangement.