Form 10-Q
period 2006-03-31
EXTENDICARE HEALTH SERVICES INC
filed 2006-05-15
CIK 1052024

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and a large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated File ☐                     Accelerated File ☐                     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☑
Common Stock – 1,000 shares authorized, $1.00 par value per share; 947 shares issued and outstanding as of May 1, 2006.
All issued and outstanding shares of Common Stock are held indirectly by Extendicare Inc., a publicly traded Canadian company.

EXTENDICARE HEALTH SERVICES, INC.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
EXTENDICARE HEALTH SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(In thousands)

	Three Months Ended March 31,
	2006	2005
REVENUES:
Nursing and assisted living facilities	$299,484	$280,862
Outpatient therapy	2,733	2,727
Other	5,116	4,668

	307,333	288,257

COSTS AND EXPENSES (INCOME):
Operating	248,771	233,587
General and administrative	12,354	9,609
Lease costs	5,699	4,509
Depreciation and amortization	11,923	9,903
Accretion of retirement obligations (Note 2)	219	—
Interest expense, net (Note 7)	10,699	8,184
Valuation adjustment on interest rate caps (Note 8)	(89)	1,298
Gain on disposal of assets (Note 10)	(81)	(448)
Loss on refinancing and retirement of debt (Note 7)	—	275

	289,495	266,917

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	17,838	21,340
Income tax expense	6,475	8,414

NET INCOME FROM CONTINUING OPERATIONS	11,363	12,926

Loss from discontinued operations before income taxes (Note 11)	(2,269)	(1,446)
Income tax benefit on discontinued operations (Note 11)	(935)	(574)

NET LOSS FROM DISCONTINUED OPERATIONS	(1,334)	(872)

NET INCOME	$10,029	$12,054

     The accompanying notes are an integral part of these condensed consolidated financial statements.

EXTENDICARE HEALTH SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2006 AND DECEMBER 31, 2005
(In thousands except share data)

	March 31,	December 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$15,122	$13,347
Short-term investments	2,750	5,722
Accounts receivable, less allowances of $15,143 and $13,813 respectively	128,252	120,982
Supplies, inventories and other current assets	22,313	23,173
Income taxes receivable	1,464	557
Deferred state income taxes	5,102	4,660
Due from shareholder and affiliates (Note 9):
Federal income taxes receivable	6,583	10,450
Deferred federal income taxes	17,304	15,787

Total current assets	198,890	194,678

Property and equipment, net	767,084	750,075
Goodwill and other intangible assets, net	87,051	85,476
Other assets	29,802	28,563

Total Assets	$1,082,827	$1,058,792

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities:
Outstanding checks in excess of bank balance	$—	$13,453
Current maturities of long-term debt and capital lease obligations	4,196	4,142
Accounts payable	27,135	29,169
Accrued liabilities	122,859	117,448
Current portion of accrual for self-insured liabilities	12,500	12,500
Current portion of amounts due to shareholder and affiliates	2,978	2,975

Total current liabilities	169,668	179,687

Accrual for self-insured liabilities	20,806	21,691
Long-term debt and capital lease obligations (Note 7)	536,181	515,084
Deferred state income taxes	733	479
Other long-term liabilities	33,841	32,652
Due to shareholder and affiliates (Note 9):
Deferred federal income taxes	12,965	9,815
Other	5,044	5,940

Total Liabilities	779,238	765,348

Shareholder’s Equity:
Common stock, $1 par value, 1,000 shares authorized, 947 shares issued and outstanding	1	1
Additional paid-in capital	209,887	209,771
Retained earnings	93,701	83,672

Total Shareholder’s Equity	303,589	293,444

Total Liabilities and Shareholder’s Equity	$1,082,827	$1,058,792

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXTENDICARE HEALTH SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(In thousands)

	Three Months Ended March 31,
	2006	2005
OPERATING ACTIVITIES:
Net income	$10,029	$12,054
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,973	10,340
Amortization of deferred financing costs	513	470
Amortization of purchase accounting adjustments for leases and debt	(131)	(83)
Amortization of purchase accounting adjustments for below market resident leases	(475)	—
Accretion of retirement obligations	219	—
Provision for self-insured liabilities	2,351	1,995
Payment of self-insured liability claims	(3,237)	(4,902)
Deferred income taxes	1,445	2,518
Valuation adjustment on interest rate caps	(89)	1,298
(Gain) loss on disposal of assets and impairment of long-lived assets	716	(448)
Loss on refinancing and retirement of debt	—	275

Changes in assets and liabilities:
Accounts receivable attributable to Indiana and Pennsylvania provider tax	(456)	(18,971)
Accounts receivable	(6,815)	(8,753)
Supplies, inventories and other current assets	935	444
Accounts payable	(2,036)	(4,392)
Accrued liabilities attributable to Indiana and Pennsylvania provider tax	30	15,541
Accrued liabilities	5,166	4,327
Income taxes payable/receivable	(895)	(314)
Current due to shareholder and affiliates	3,049	11,744

Cash provided by operating activities	22,292	23,143

INVESTING ACTIVITIES:
Payment for acquisition of Assisted Living Concepts, Inc (“ALC”)	—	(144,199)
Cash balances in ALC as of acquisition	—	6,547
Payments for other acquisitions	(24,723)	—
Payments for new construction projects	(2,375)	(5,699)
Payments for purchase of property and equipment	(6,583)	(6,340)
Proceeds from sale of investments	3,054	—
Proceeds from sale of assets held for sale	1,232	—
Proceeds from sale of property and equipment	—	1,878
Changes in other non-current assets	(248)	(243)

Cash used in investing activities	(29,643)	(148,056)

FINANCING ACTIVITIES:
Proceeds from Revolving Credit Facility to finance ALC acquisition	—	60,000
Proceeds from 6% EHI Term Note to finance ALC acquisition	—	55,000
Payments of long-term debt	(817)	(19,280)
Payments on line of credit	(7,000)	(12,000)
Proceeds from issuance of long-term debt	29,000	10,000
Payment of deferred financing costs	—	(125)
Outstanding checks in excess of bank balance	(13,453)	10,091
Other long-term liabilities	1,396	867

Cash provided by financing activities	9,126	104,553

Increase (decrease) in cash and cash equivalents	1,775	(20,360)
Cash and cash equivalents, beginning of period	13,347	29,612

Cash and cash equivalents, end of period	$15,122	$9,252

     The accompanying notes are an integral part of these condensed consolidated financial statements.

EXTENDICARE HEALTH SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(In thousands)

	Three Months Ended March 31,
	2006	2006
Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$11,329	$7,554
Income tax payments, net of refunds	1,352	889

Supplemental schedule of noncash investing and financing activities:
The Company acquired all of the capital stock of Assisted Living Concepts, Inc. for $144,199. In connection with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$—	$310,136
Cash paid	—	(144,199)

Liabilities assumed	$—	$165,937

Capital lease obligations incurred to purchase properties	$—	$12,822

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
Basis of Presentation
     The accompanying condensed consolidated financial statements as of and for the three months ended March 31, 2006 and 2005 are unaudited and have been prepared in accordance with the instructions to Form 10-Q. Such financial statements do not include all of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments necessary for a fair presentation of such financial statements have been included. The condensed consolidated balance sheet information as of December 31, 2005 has been derived from the Company’s audited consolidated financial statements.
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
     These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2005 contained in the Company’s Annual Report on Form 10-K. Certain reclassifications have been made to the 2005 condensed consolidated financial statements to conform to the presentation for 2006. These reclassifications include the reporting of discontinued operations based upon actions implemented in 2006.
2. New Accounting Policies
Asset Retirement Obligations
     In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47 (“FIN No. 47”), “Accounting for Conditional Asset Retirement Obligations”. FIN No. 47 clarified that the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be in control of the entity. FIN No. 47 requires that either a liability be recognized for the fair value of a legal obligation to perform asset-retirement activities that are conditional on a future event if the amount can be reasonably estimated, or where it can not, that disclosure of the liability exists, but has not been recognized and the reasons why a reasonable estimate can not be made. FIN No. 47 became effective as of December 31, 2005.

     As of December 31, 2005, the Company adopted FIN No. 47 and recognized a charge of $6.4 million (net of income taxes of $4.3 million) for the cumulative effect of change in accounting principle relating to the adoption of FIN No. 47. This charge included the cumulative accretion of the asset retirement obligations from the estimated dates the liabilities were incurred through December 31, 2005. The charge included depreciation through December 31, 2005 on the related assets for the asset retirement obligations that would have been capitalized as of the dates the obligations were incurred. As of December 31, 2005, the asset retirement obligation was $12.4 million and the asset retirement cost, net of accumulated depreciation, was $1.7 million. Below is a summary of the impact of the adoption of FIN No. 47 on the balance sheet of the Company as of December 31, 2005:

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
     The following table shows what net income would have been had FIN No. 47 been applied in 2005:

Three Months Ended
March 31, 2005
(in thousands)
Net income, as reported	$12,054

Effect of adoption of FIN No. 47 on prior year:
Income before income taxes	(229)
Income tax expense (benefit)	(92)

Net income	(137)

Adjusted net income after effect of adoption of FIN No. 47	$11,917

3. Extendicare’s Strategic Initiative
     In February 2006, the Board of Directors of Extendicare announced the appointment of a committee of independent directors to review and consider various structures and alternatives that could provide value to its shareholders. The Board of Extendicare believed that the Extendicare share price had not been reflective of its underlying operational performance and historical results. A sale or reorganization of all or part of Extendicare, which may include the Company, are among the alternatives being explored. Extendicare gave no assurance that any such transaction will be completed in whole or in part. Extendicare has also appointed Lehman Brothers to be its advisor. It is Extendicare’s intention to accomplish any corporate initiative in a manner that will maintain its commitment of quality patient care, preserve its strong relationships with employees and ensure continual success of its business operations.
     On May 8, 2006, Extendicare reported that the special committee of its Board of Directors is continuing to review strategic alternatives, which may include a sale or reorganization of all, or part of Extendicare, and thus EHSI. Extendicare has retained legal counsel and Lehman Brothers and CIBC World Markets as its investment advisors. Extendicare reported that it expects to announce the recommendation of the independent committee in the next two to three weeks.

4. Acquisition of Assisted Living Concepts, Inc.
     On January 31, 2005, the Company completed the acquisition of Assisted Living Concepts, Inc. (“ALC”) for a total purchase consideration of approximately $285 million, including the assumption of ALC’s existing debt with a book value of approximately $141 million. The Company financed the acquisition by using approximately $29 million of cash on hand, a $55 million 6% Term Note due 2010 from the Company’s U.S. parent company Extendicare Holdings, Inc. (“EHI”), and drawing $60 million from the Revolving Credit Facility (“former Revolving Credit Facility”). On January 31, 2005, ALC had a portfolio of 177 assisted living facilities, comprised of 122 owned properties and 55 leased facilities representing 6,838 units, located in 14 states, many in markets where the Company operated. The goal of the acquisition was to expand the Company’s asset portfolio and level of non-government based revenue sources.
     The operations of ALC are included in the condensed consolidated financial statements of income and the condensed consolidated statements of cash flows beginning February 1, 2005. The assets and liabilities of ALC are included within the condensed consolidated balance sheet as of December 31, 2005 and March 31, 2006.
     Below is pro forma income statement information of the Company prepared assuming the acquisition of ALC had occurred as of January 1, 2005. This pro forma information includes purchase accounting adjustments but does not include estimated cost savings.

Three Months Ended
March 31, 2005
( in thousands)
Total revenues	$309,024

Income before income taxes	19,037

Net income	11,533
5. Other Acquisitions and New Construction
a) Acquisition in Pennsylvania
     As of March 1, 2006, the Company acquired two nursing facilities (417 beds) in Pennsylvania for $24.7 million in cash. The impact of these acquisitions in each asset category is as follows:

(in thousands)
Cash used to finance the acquisition	$(24,723)
Other current assets	99

Total current assets	(24,624)
Property, plant and equipment	22,685
Resident relationships intangible	149
Goodwill	2,221

Total assets	$431

Current liabilities	$431

     The above reflects the preliminary purchase price allocation. The Company will complete its valuation of net assets acquired by December 31, 2006. Based on this final valuation, the purchase price allocation for accounting purposes may be adjusted in future periods.
b) New Construction
     During the first quarter of 2006, the Company completed one construction project which added 16 assisted living units to an existing assisted living facility in Pennsylvania at a total cost of $1.8 million.

6. Approval of Pennsylvania State Plan and Amendment Relating to Medicaid Revenues
     In January 2005, the State of Pennsylvania received approval from the Centers for Medicare and Medicaid Services (“CMS”) for state plan amendment and waivers, which increase federal funding for their Medicaid program and provide nursing facilities with revenue rate increases to offset new state provider taxes. In March 2005 the State of Pennsylvania officially approved and committed to the state plan amendment and waiver. As a result of the Pennsylvania approval, in the first quarter of 2005 the Company recognized incremental revenues pertaining to the state plan amendment of $16.5 million and provider tax expense of $13.3 million relating to the period from July 1, 2003 to December 31, 2004. Offsetting this, the State of Pennsylvania published its final Medicaid rates for the period commencing July 1, 2004, which resulted in a reduction of previously accrued revenues of $0.6 million. In the first quarter of 2005, the Company also recognized incremental revenues pertaining to the Pennsylvania state plan amendment of $2.5 million and provider tax expense of $2.2 million relating to the period from January 1, 2005 through March 31, 2005.
7. Line of Credit and Long-term Debt
Summary of Long-term Debt
     Long-term debt consisted of the following:

	Interest	March 31,	December 31,
	Rate (1)	2006	2005
	(in thousands)
9.50% Senior Notes due 2010	9.54%	$149,767	$149,756
6.875% Senior Subordinated Notes due 2014	7.23%	122,316	122,255
Term Loan due 2010, at variable interest rates	6.31%	85,355	85,570
6.00% EHI Term Note due 2010	6.00%	55,000	55,000
6.00% EI Term Note due 2010	6.00%	8,900	8,900
Other mortgage notes payable, interest rates ranging from 0% to 8.0%, maturing through 2008	6.66%	3,750	3,836
6.25% Industrial Development Revenue Bond, maturing 2008	6.25%	735	735
Credit Facility Revolver	6.64%	22,000	—

ALC Debt:
6.24% Red Mortgage Capital Note due 2014	6.51%	36,367	36,533
DMG Mortgage notes payable, interest rates ranging from 5.98% to 6.06%, due 2008	6.01%	26,981	27,263
Capital lease obligations, interest rates ranging from 2.84% to 13.54%, maturing through 2009	6.36%	12,126	12,222
Oregon Trust Deed Notes, interest rates ranging from 6.63% to 6.77%, maturing from 2020 through 2026	6.75%	9,425	9,483
HUD Insured Mortgages, interest rates ranging from 7.40% to 7.55%, due 2036	6.89%	7,655	7,673

Long-term debt before current maturities		540,377	519,226
Less current maturities		4,196	4,142

Total long-term debt		$536,181	$515,084

     (1) Interest rate is effective interest rate as of March 31, 2006.

     As of March 31, 2006 certain long-term debt instruments are secured by assets of, and have restrictive covenants that apply to the Company, ALC and ALC’s restricted subsidiaries. Certain long-term debt instruments of ALC’s other, or unrestricted, subsidiaries are secured by, and have restrictive covenants that apply only to ALC’s unrestricted subsidiaries (identified above as ALC Debt). Additional information related to these long-term debt instruments are outlined below.
2010 Senior Notes
     On June 28, 2002, the Company completed a private placement of $150 million of its 9.5% Senior Notes due July 1, 2010 (the “2010 Senior Notes”), which were issued at a discount of 0.25% of par to yield 9.54%. In January 2003, the Company completed its offer to exchange new 9.5% Senior Notes due 2010 that have been registered under the Securities Act of 1933, as amended (the “Securities Act”), for the Notes issued in June 2002. The terms of the new 2010 Senior Notes are identical to the terms of the 2010 Senior Notes issued in June 2002.
     On April 22, 2004 the Company entered into interest rate swap and interest rate cap agreements to convert the fixed-rate debt on the 2010 Senior Notes to variable rates, subject to the interest rate cap. Refer to Note 8 for the terms of the interest rate swap and cap agreements.
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

     On April 22, 2004, the Company entered into an interest rate swap and interest rate cap agreements to convert the fixed-rate debt on the 2014 Notes to variable rates, subject to the interest rate cap. Refer to Note 8 for the terms of the interest rate swap and cap agreements.
     All of the Company’s assets and operations, except for assets and operations of ALC’s unrestricted subsidiaries, are pledged to secure the 2014 Notes. Except for ALC’s unrestricted subsidiaries, the 2014 Notes are fully and unconditionally guaranteed on a senior subordinated unsecured basis, jointly and severally, by all of the Company’s existing and future domestic significant subsidiaries. The 2014 Notes and guarantees are the Company’s general unsecured obligations and the general unsecured obligations of its subsidiaries.
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
     As of March 31, 2006, the Company had borrowings of $85.4 million under the Term Loan, and $22.0 million in borrowings under the revolving line of credit under the Amended and Restated Credit Facility. The unused portion of the Amended and Restated Credit Facility that is available for working capital and corporate purposes, after reduction for outstanding letters of credit of $18.2 million (which does not include letters of credit of $3.7 million secured by ALC cash collateral), was $74.4 million as of December 31, 2005.
     The Amended and Restated Credit Facility requires the Company to comply with various financial covenants, including fixed charge coverage, debt leverage, and tangible net worth ratios.
     There were no significant changes in the other debt instruments from the Annual Report filed on Form 10-K for the year ended December 31, 2005.
Loss on Refinancing and Retirement of Debt
     The following summarizes the components of the loss on refinancing and retirement of debt:

	Three Months Ended March 31
	2006	2005
	( in thousands)
Loss on early retirement of Mortgage Note	$—	$140
Loss on early retirement of Industrial Development Revenue Bond	—	135

	$—	$275

Interest expense, net
     The following summarizes the components of interest expense, net:

	Three Months
	Ended March 31
	2006	2005
	(in thousands)
Interest expense	$11,170	$8,557
Interest income	(471)	(373)

	$10,699	$8,184

8. Derivative Instruments and Hedging Activities
Objectives and Strategies
     As of March 31, 2006, the Company had approximately $433.0 million of fixed rate debt outstanding. To hedge the changes in fair value of selected fixed-rate debt obligations described below, in April 2004, the Company entered into interest rate swap agreements under which it pays a variable rate of interest and receives a fixed rate of interest. These interest rate swaps are designated as fair value hedges under Statement of Financial Accounting Standards (“SFAS”) No. 133 and changes in the market value of the interest rate swaps have no impact on the statement of income unless they are terminated or are no longer designated as hedges. In addition, the Company has entered into interest rate cap agreements to limit its exposure to increases in interest rates. The Company does not speculate using derivative instruments.

Interest Rate Swap and Cap Agreements
     Below is a summary of the two interest rate swap agreements and two interest rate cap agreements relating to the 2010 Senior Notes and the 2014 Notes entered into by the Company on April 22, 2004.
     With respect to the 2010 Senior Notes, the Company entered into an interest rate swap agreement expiring July 1, 2010 (the “2010 Swap”) with a notional amount of $150 million. The 2010 Swap effectively converted up to $150 million of fixed-rate indebtedness into variable-rate indebtedness. Under the terms of the 2010 Swap, the counterparty can call the swap at any time on or after July 1, 2006 with payments as determined under the agreement. This call option is a mirror image of the embedded call option in the debt instrument. The swap was designated as a highly-effective fair value hedge, and as a result, changes in market value of the swap are recorded in income but are offset by changes in market value of the indebtedness so that there is no net impact on the statement of income unless the swap is terminated or no longer qualifies as a hedge. The Company also entered into an interest rate cap agreement expiring July 1, 2010 (the “2010 Cap”) with a notional amount of $150 million. Under the 2010 Cap, the Company paid on April 22, 2004 an upfront fee of $3.5 million to the counterparty. The Company will receive a variable rate of interest equal to the excess, if any, of the six-month LIBOR, adjusted semi-annually, over the cap rate of 7%. The Company uses the 2010 Cap to offset possible increases in interest payments under the 2010 Swap caused by increases in market interest rates over a certain level. Under the terms of the 2010 Cap, the counterparty can call the cap if the 2010 Swap is terminated. The 2010 Cap was not designated as a hedging instrument under SFAS No. 133 and, therefore, changes in market value are recorded in the statement of income.
     With respect to the 2014 Notes, the Company entered into an interest rate swap agreement expiring May 1, 2014 (the “2014 Swap”) with a notional amount of $125 million. The 2014 Swap effectively converted up to $125 million of fixed-rate indebtedness into variable-rate indebtedness. Under the terms of the 2014 Swap, the counterparty can call the 2014 Swap at any time on or after May 1, 2009 with payments as determined under the agreement. This call option is a mirror image of the embedded call option in the debt instrument. The 2014 Swap was designated as a highly-effective fair value hedge and, as a result, changes in market value of the swap are recorded in income but are offset by changes in market value of the indebtedness so that there is no net impact on the statement of income unless the swap is terminated or no longer qualifies as a hedge. The Company also entered into an interest rate cap agreement expiring May 1, 2014 (“2014 Cap”) with a notional amount of $125 million. Under the 2014 Cap, the Company pays a fixed rate of interest equal to 0.75% to the counterparty and receives a variable rate of interest equal to the excess, if any, of the six-month LIBOR, adjusted semi-annually, over the cap rate of 7%. The Company uses the 2014 Cap to offset possible increases in interest payments under the 2014 Swap caused by increases in market interest rates over a certain level. Under the terms of the 2014 Cap, the counterparty can call the cap if the 2014 Swap is terminated. The 2014 Cap was not designated as a hedging instrument under SFAS No. 133 and, therefore, changes in market value are recorded in the statement of income.
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
Quantitative Disclosures
     Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair value hedge, along with the loss or gain on the hedged asset or liability of the hedged item that is attributable to the hedged risk, are recorded in income. Changes in the fair value of cash flow hedges are reported as Accumulated Other Comprehensive Income (“AOCI”) as a component of Shareholder’s Equity. There were no cash flow hedges in 2005 or 2006. Changes in the fair value of interest rate caps not designated as a hedging instrument are reported in the statement of income.
     As of March 31, 2006, the fair value of the interest rate swaps designated as fair value hedges was a liability of $9.7 million and was offset by a favorable market value adjustment of $9.7 million relating to the hedged items (2010 Senior Notes and 2014 Notes). As of March 31, 2006, the fair value of the 2010 Cap was an asset of $0.3 million recorded in other long-term assets and the fair value of the 2014 Cap was a liability of $5.1 million recorded in other long-term liabilities.

     The fair value of the Company’s interest rate caps are dependent on projected six-month LIBOR and the projected volatility of these rates. Changes in the fair value are charged or credited to the valuation adjustment on interest rate caps in the consolidated statements of income.
Valuation Adjustment on Interest Rate Caps
     The valuation adjustment on interest rate caps was income of $0.1 million for the three months ended March 31, 2006 and expense of $1.3 million for the three months ended March 31, 2005.
9. Due to Shareholder and Affiliate
     The Company had non-interest bearing amounts due from (to) its shareholder and affiliates as follows:

Affiliate	Purpose	March 31, 2006	December 31, 2005
		(in thousands)
		Receivable (payable)
Current assets:
Extendicare Holdings, Inc.	Federal income taxes receivable	$6,583	$10,450
Extendicare Holdings, Inc.	Deferred federal income taxes	17,304	15,787

		23,887	26,237

Current liabilities:
Virtual Care Provider, Inc.	Working capital advances	(3,000)	(3,000)
The Northern Group, Inc.	Intercompany operating expenses	15	16

Laurier Indemnity Company, Ltd.	Intercompany insurance premium	4	6

Extendicare Holdings, Inc.	Working capital advances	3	3

		(2,978)	(2,975)

Long-term liabilities:
Extendicare Holdings, Inc.	Deferred federal income taxes	(12,965)	(9,815)

Other:
Extendicare Inc.	Advances	(185)	281
Extendicare Holdings, Inc.	Advances	(3,483)	(3,483)
Virtual Care Provider, Inc.	Advances	(1,376)	(2,738)

		(5,044)	(5,940)

		$2,900	$7,507

     In addition to the above, as of March 31, 2006, the Company owes EHI a Term Loan in the amounts of $55.0 million and owes Extendicare a Term Note of $8.9 million, both of which are included in long-term debt. In January 2005, Extendicare advanced $55 million to EHI, which, in turn, advanced $55 million as a Term Note to the Company to partially finance the ALC acquisition. This Term Note has a term of five years and bears interest at 6%. Effective April 1, 2005, the $8.9 million advance to the Company was converted to a Term Note with a term of five years bearing interest at 6%. These Term Notes can be repaid at any time by the Company.

10. Loss (Gain) on Disposal of Assets and Impairment of Long-lived Assets
     The following summarizes the components of the loss (gain) on the disposal of assets and impairment of long-lived assets:

	Three Months Ended March 31
	2006	2005
	( in thousands)
Gain on sale of Omnicare common stock	$(276)	$—
Unrealized loss on Omnicare common stock	195	—
Gain on sale of Maryland property	—	(448)

	$(81)	$(448)

     In the first quarter of 2005, the Company sold for $1.9 million in cash a property in Maryland that formerly was a nursing facility, but was closed in 1998. The pre-tax gain on this disposition was $0.4 million.
11. Discontinued Operations
     The following is a summary of the results of operations for facilities that have been disposed of, or are under a plan of divestiture, as of March 31, 2006. Discontinued operations have been reclassified for the comparative 2005 period.

	Three Months Ended March 31
	2006	2005
	( in thousands)
Revenues	$2,439	$5,890

Costs and expenses (income):
Operating	3,757	6,840
Lease costs	104	99
Depreciation and amortization	50	437
Interest income	—	(40)
Gain on disposal of assets	(934)	—
Loss on impairment of long-lived assets	1,731	—

	4,708	7,336

Loss) from discontinued operations before income taxes	(2,269)	(1,446)
Income tax benefit	(935)	(574)

Net loss from discontinued operations	$(1,334)	$(872)

     The above summary of discontinued operations includes the following:
(a) Closure and Disposition of Assisted Living Facility in Texas
     In the first quarter of 2006, due to poor financial performance and future capital needs of the facility, the Company decided to close an assisted living facility (60 units) located in San Antonio, Texas and actively pursue the disposition of the property on the market. As a result, the Company has reclassified the financial results of this facility to discontinued operations and recorded an impairment charge of $1.7 million to reduce the property value to $1.7 million, based upon its valuation of property.

(b) Closure of Assisted Living Facility in Washington
     In the first quarter of 2006, the lease term for an assisted living facility (63 units) in Edmonds, Washington ended and the Company decided to terminate its operations due to poor financial performance. However, to assist the landlord in seeking an alternative operator or buyer of the property, the Company agreed to continue to operate the facility for a period not to extend beyond August 31, 2006. The Company concluded its relationship with the landlord on April 30, 2006. As a result, the Company has reclassified the financial results of this facility to discontinued operations. There was no gain or loss on disposition of the operations and leasehold interest.
(c) Lakeside Nursing Facility, Wisconsin
     In December 2005, the Company sold for net proceeds of $1.2 million the Lakeside nursing facility formerly leased to and operated by Lakeside Health, L.L.C. (“Lakeside Health”), a subsidiary of Benedictine Health Dimensions, Inc. (“Benedictine”) and recognized a pre-tax gain of $0.8 million. The pre-tax gain only partially offsets the $6.0 million loss from operations recorded for funding the Lakeside Health operating deficiencies for the year ended December 31, 2005. In the first quarter of 2006, the Company incurred a general liability punitive claim settlement of $1.4 million, that is classified as an operating expense in the above table, pertaining to the period that the Company operated the facility prior to Benedictine leasing and operating the facility.
(d) Closure and Disposition of Three Nursing Facilities in Minnesota
     In the third quarter 2005, due to poor financial performance of the facilities, the Company made the decision, with State of Minnesota approval, to close three nursing facilities (343 beds) located in Minneapolis/St. Paul, Minnesota and actively pursue the disposition of the properties on the market. As a result, the Company has reclassified the financial results of these three nursing facilities as discontinued operations and recorded an impairment charge of $2.1 million in 2005 based upon its initial valuation of properties. One of these properties was sold in March 2006 for cash of $1.2 million resulting in a pre-tax gain of $0.9 million. The other properties are classified as assets held for sale as of March 31, 2006. See Note 17, Subsequent Events, for further information.
(e) Sale of Florida Properties
     In the third quarter 2005, the Company sold for net proceeds of $9.4 million, six nursing properties formerly leased by Senior Health Properties – South, Inc. (“Senior Health – South”), and in conjunction with the sale collected in full advances of $3.2 million from Senior Health – South resulting in a pre-tax gain of $3.4 million. This transaction represented the final step in the plan to divest of all assets held in the State of Florida.
12. Other Commitments and Contingencies
Capital Expenditures
     As of March 31, 2006, the Company had capital expenditure purchase commitments outstanding of approximately $10.9 million, not including the construction projects discussed in the next paragraph.
     As of March 31, 2006, the Company had six new construction projects in progress, which are expected to add 153 nursing beds and 43 assisted living units. The total estimated cost of the projects is $24.5 million, and they are expected to be completed in 2006 and 2007. Costs incurred through March 31, 2006 on these projects were approximately $2.8 million and purchase commitments of $7.3 million are outstanding.

Insurance and Self-insured Liabilities
     The Company insures certain risks with affiliated insurance subsidiaries of Extendicare and third-party insurers. The insurance policies cover comprehensive general and professional liability (including malpractice insurance) for the Company’s health providers, assistants and other staff as it relates to their respective duties performed on the Company’s behalf, workers’ compensation and employers’ liability in amounts and with such coverage and deductibles as determined by the Company, based on the nature and risk of its businesses, historical experiences, availability and industry standards. The Company also self insures for health and dental claims, in certain states for workers’ compensation and employers’ liability and for general and professional liability claims up to a certain amount per incident. Self-insured liabilities with respect to general and professional liability claims are included within the accrual for self-insured liabilities. As of March 31, 2006, the Company had issued $19.6 million in letters of credit to outside third party insurers and the Ohio Bureau of Workers’ Compensation as security for workers’ compensation claims. Letters of credit of $16.7 million are secured by the Amended and Restated Credit Facility, and $2.9 million, which relate to ALC’s workers compensation, are secured by cash collateral. The letters of credit are renewed annually and mature in January 2007 and February 2007.
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
13. Uncertainties and Certain Significant Risks
Interests in Unrelated Long-Term Care Providers
     In the divestiture of the Texas operations to Senior Health Properties-Texas, Inc. (“Senior Health –Texas”), the Company retained ownership of four nursing properties, which are leased to Senior Health -Texas (refer to Note 21 to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005) and remain liable for the payment of rent, and other obligations under the Triple S Investment Company lease, for 12 nursing properties that are subleased to Senior Health -Texas. In addition, through the Texas and Florida divestiture programs, the Company provided advances and retained on-going consulting agreements, with the certain unrelated long-term providers. In aggregate, as of March 31, 2006, the Company owns $6.9 million in nursing home properties in Texas and has a receivable of $0.3 million due from Senior Health –Texas, which is net of an allowance for uncollectible amounts of $4.5 million. For the properties leased and subleased to Senior Health -Texas, the Company earned gross rental income of $1.0 million and consulting fees of $0.2 million during each of the three months ended March 31, 2006 and 2005.. In addition, the Company earned consulting and management fees from all other unrelated long-term care operators of $1.5 million and $1.4 million for the three months ended March 31, 2006 and 2005, respectively. The majority of consulting service contracts are on a monthly or short-term basis. As a result, the income and cash flow of the Company can be influenced by the financial stability of unrelated long-term operators and the continued provision of services to these providers.
Accrual for Self-Insured General and Professional Liabilities
     The Company had $33.3 million and $34.2 million in accruals for self-insured general and professional liabilities as of March 31, 2006 and December 31, 2005, respectively. An actuarial valuation of the self-insured general and professional liabilities was completed as of December 31, 2005. Though the Company has been successful in exiting from the states of Texas and Florida and limiting future exposure to general and professional liability claims, the timing and eventual settlement costs for these claims cannot be precisely defined.

Claims and Contingencies
     The Company entered into a Preferred Provider Agreement with Omnicare, Inc. (“Omnicare”) pursuant to the divestiture of its pharmacy operation in 1998. In connection with its agreement to provide pharmacy services, Omnicare has requested arbitration for an alleged lost profits claim relating to the Company’s disposition of assets, primarily in Florida. Damage amounts, if any, cannot be reasonably estimated based on information available at this time. An arbitration hearing for this matter has not been scheduled. The Company believes that it has interpreted correctly and complied with the terms of the Preferred Provider Agreement; however there can be no assurances that this claim will not be successful or that other claims will not arise.
     The Company is subject to surveys and inspections by state and federal authorities to ensure compliance with applicable laws and licensure requirements of the Medicare and Medicaid programs. The survey process is intended to review the actual provision of care and services, and remedies for assessed deficiencies can be levied based upon the scope and severity of the cited deficiencies. Remedies range from the assessment of fines to the withdrawal of payments under the Medicare and Medicaid programs. Should a deficiency not be addressed through the plan of correction, a facility can be decertified from the Medicare and Medicaid program. As of March 31, 2006, the Company has certain facilities under a plan of correction. While it is not possible to estimate the final outcome of the required corrective action, the Company has accrued for known costs.
14. Comprehensive Income
     Comprehensive income is as follows for the periods shown:

	Three Months Ended March 31,
	2006	2006
	( in thousands)
NET INCOME	$10,029	$12,054

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gain (loss) on investments, before tax	—	(32)

Other comprehensive income (loss), before tax	—	(32)
Income tax benefit (provision) related to items of other comprehensive income	—	13

Other comprehensive income (loss), net of tax	—	(19)

COMPREHENSIVE INCOME	$10,029	$12,035

15. Subsequent Event
     In April 2006, the Company sold a property in Minnesota for $0.5 million in cash that formerly was a nursing facility but was closed in 2005. The pre-tax gain on this disposition was $0.2 million and will be included in discontinued operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     We are one of the largest providers of long-term care and related services in the United States. We are an indirect wholly owned subsidiary of Extendicare Inc., or Extendicare, a Canadian publicly traded company. Through our subsidiary network of geographically clustered facilities, we offer a continuum of healthcare services, including nursing care, assisted living and related medical specialty services, such as subacute care and rehabilitative therapy. As of March 31, 2006, we operated or managed 361 long-term care facilities with 23,759 beds in 19 states, of which 148 were nursing facilities with 15,066 beds and 213 were assisted living and retirement facilities with 8,693 units. We also provided consulting services to 90 facilities with 10,470 beds in five states. In addition, we operated 21 outpatient rehabilitation clinics in four states. We receive payment for our services from Medicare, Medicaid, private insurance, self-pay residents and other third party payors.
Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains forward-looking statements that are intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding anticipated financial performance, business strategy and goals for future operations, are forward-looking statements. These forward-looking statements can be identified as such because the statements generally include words such as “expect,” “intend,” “believe,” “anticipate,” “estimate,” “plan” or “objective” or other similar expressions. These forward-looking statements reflect our beliefs and assumptions, and are based on information currently available to us. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results, performance or achievements, or industry results, to be materially different from those expressed in, or implied by, these statements. Some, but not all, of the risks and uncertainties include those described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2005 and other filings with the Securities and Exchange Commission, and include the following:
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
     The principal elements of our business strategy are to:
•	provide quality, clinically based services;

•	strengthen Medicare census in our nursing facilities, private census in our assisted living facilities and total average daily census, or ADC, in both our nursing and assisted living facilities;

•	expand non-government based revenue sources, thereby decreasing the risk and reliance on government funding;

•	expand, and actively manage, our asset portfolio through acquisition or internal growth, and where appropriate, divesting facilities that fail to meet our performance goals;

•	diversify within the long-term care industry through growth of facilities under full management and selected consulting services agreements and rehabilitation clinics;

•	increase our operating efficiency; and

•	increase operating cash flow.
A full description of our business strategy and competitive strengths are outlined in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2005.
     In February 2006, the Board of Directors of Extendicare announced the appointment of a committee of independent directors to review and consider various structures and alternatives that could provide value to its shareholders. The Board of Extendicare believed that the Extendicare share price had not been reflective of its underlying operational performance and historical results. A sale or reorganization of all or part of Extendicare, which may include us, are among the alternatives being explored. Extendicare gave no assurance that any such transaction will be completed in whole or in part. Extendicare has also appointed Lehman Brothers to be its advisor. The sale or reorganization of all or part of Extendicare may impact the future business strategies outlined above. However, it is Extendicare’s intention to accomplish any corporate initiative in a manner that will maintain its commitment of quality patient care, preserve its strong relationships with employees and ensure continual success of its business operations.
     On May 8, 2006, Extendicare reported that the special committee of its Board of Directors is continuing to review strategic alternatives, which may include a sale or reorganization of all, or part of Extendicare, and thus EHSI. Extendicare has retained legal counsel and Lehman Brothers and CIBC World Markets as its investment advisors. Extendicare reported that it expects to announce the recommendation of the independent committee in the next two to three weeks.
     Effective January 1, 2006, the funding of the RUGs Refinement enhancements were terminated resulting in an estimated loss of approximately $20.00 per Medicare day. In conjunction with this change, the Centers of Medicare and Medicaid Services, or CMS, implemented the expansion of nine new RUGs classifications to reimburse operators for the care provided for medically complex residents who require rehabilitation services and treatment of multiple illnesses. In addition, CMS also increased RUGs rates in the nursing and therapy components of the case mix index for all 53 RUGs rates. In preparation of these changes and over the first quarter, we refocused our marketing strategies to target residents requiring short-term rehabilitative services and trained our clinical staff to ensure we accurately assessed our residents in accordance with the changes made in the RUGs classification system. As a result, though we experienced a decline in census, we were successful in not only recovering the loss from the RUGs refinements, but also increasing our Medicare rates. Despite the loss of the RUGs Refinement enhancements, our average Medicare Part A rate increased from $362.75 in the 2005 December quarter to $367.06 in the 2006 March quarter.

     As outlined above, due to the refocus of our marketing of short-term rehabilitative residents, our Medicare census on a same facility basis decreased 3.6% to 2,345 in the 2006 March quarter as compared to 2,433 in the 2005 March quarter. However, our Medicare census increased 5.8% as compared to the 2005 December quarter which is the normal trend between the two quarters. In addition, total census on a same facility basis in our nursing facilities decreased 1.6% to 12,621 in the 2006 March quarter, compared to 12,825 in the 2005 March quarter, and decreased 0.3% as compared to 12,663 in the 2005 December quarter.
     In our assisted living facilities, we also experienced a decline of residents, on a same facility basis, of 1.8% from 7,248 in the 2005 December quarter to 7,117 in the 2006 March quarter. In the 2006 March quarter we implemented a focused marketing strategy to increase our private census and residents with lower care needs. As a result, we saw a decline in census in January and February; however, our census increased in March 2006 to 7,160.
     On January 31, 2005, we completed the acquisition of Assisted Living Concepts, Inc., or ALC, of Dallas, Texas for a total of approximately $285 million, including the assumption of ALC’s existing debt with a book value of $141 million. On January 31, 2005, ALC had a portfolio of 177 assisted living facilities, comprised of 122 owned properties and 55 leased facilities, representing 6,838 units located in 14 states, many in markets where we operated. The goal of the acquisition was to expand our asset portfolio and level of non-government based revenue sources. The operations of ALC are included in our condensed consolidated statements of income, our condensed consolidated statements of cash flows, and our key performance indicators beginning February 1, 2005. As a result, financial and statistical information contained within this Management’s Discussion and Analysis is impacted by ALC’s results not being included for the full 2005 March quarter. ALC’s assets and liabilities are included within our condensed consolidated balance sheet beginning January 31, 2005.
     In this Management’s Discussion and Analysis, the three-month period ended March 31, 2006 is referred to as the 2006 March quarter. Comparative quarters or periods are described consistent with the above.
Revenues
     We derive revenues by providing routine and ancillary healthcare services to residents in our network of facilities. Long-term healthcare services provided to our residents include nursing care, assisted living and related medical services, such as subacute care. We also derive revenues by providing rehabilitative therapy to outside third parties at our rehabilitation clinics and earn management and consulting revenues from other long-term care organizations.
     Nursing and Assisted Living Facilities. The following table sets forth our Medicare, Medicaid and private pay sources of revenues for all of our nursing and assisted living facilities by percentage of total revenue and the level of quality mix, excluding revenues from retroactive prior year adjustments.

	Percentage of Total Nursing and
	Assisted Living Revenues
	For Three Months Ended March 31
	2006	2005
Medicare	28.9%	30.7%
Private and other	28.0%	24.7%

Quality mix	56.9%	55.4%
Medicaid	43.1%	44.6%

Total	100.0%	100.0%

     All of the percentages above have been impacted by the acquisition of ALC. For the 2006 March quarter, assisted living facilities, including ALC, earned approximately 79% of their total revenues from private pay residents while nursing operations earned approximately 16% of total revenues from private pay residents. See below for further details.

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

	Percentage of Total Nursing Revenues
	For Three Months Ended March 31
	2006	2005
Medicare	35.8%	35.9%
Private and other	16.1%	15.6%

Quality Mix	51.9%	51.5%
Medicaid	48.1%	48.5%

Total	100.0%	100.0%

     The decline in Medicare revenues as a percentage of total revenue is attributable to a decline in Medicare census.
     Assisted Living Facilities. Within our assisted living facilities, we generate our revenue from Medicaid and private pay sources. Medicaid rates are generally lower than rates earned from private sources. The following table sets forth our Medicaid and private pay sources of revenue for all of our assisted living facilities by percentage of total revenue and the level of Quality Mix.

	Percentage of Total
	Assisted Living Revenues
	For Three Months Ended March 31
	2006	2005
Private and other (Quality Mix)	78.7%	78.7%
Medicaid	21.3%	21.3%

Total	100.0%	100.0%

The mix of revenues remained consistent between the quarters, as shown above.
     Other Revenues. We derive outpatient therapy revenues by providing rehabilitation therapy services to outside third parties at our clinics. The revenue sources are primarily Health Maintenance Organizations, or HMOs, and commercial insurance, workers’ compensation, Medicare, Medicaid and other sources, including self-pay clients. Management and consulting fees are paid directly from the long-term care organizations that we contract with to provide services.
Legislative Actions Affecting Revenues
Legislative Actions Affecting Medicare Revenues
     Effective January 1, 2006, CMS terminated the funding of the RUGs Refinement enhancements. Based upon our preliminary review conducted in October 2005, using the Medicare case mix and census for nine-months ended September 30, 2005, we estimated a loss of revenues from the expiration of the RUGs Refinement enhancements of approximately $20.00 per Medicare day. In conjunction with this change, CMS expanded the 44 RUGs classifications to 53, providing nine new RUGs classifications to reimburse operators for the care provided for medically complex residents who require rehabilitation services and treatment of multiple illnesses. In addition, effective January 1, 2006, CMS also increased RUGS rates in the nursing and therapy components of the case mix index for all 53 RUGs rates. As noted above, our average daily Medicare Part A rate increased from $362.75 in the 2005 December quarter to $367.06 in the 2006 March quarter due to refocused strategies to target residents requiring short-term rehabilitative services.

     The Medicare Part D benefit that arose from the Medicare Prescription Drug Improvement and Modernization Act of 2003 was implemented by CMS effective January 1, 2006, and provides access to prescription drug coverage for Medicare beneficiaries. Medicare Part D is a voluntary drug benefit, except for dually eligible Medicare and Medicaid residents, who must enroll in the program. The program provides a prescription drug benefit through a fee-for-service prescription drug plan, or PDP. For a premium, eligible residents have their drug costs administered through a government contracted PDP provider, who negotiates contracts with the institutional pharmacies, including Omnicare, Inc., or Omnicare, which provides pharmacy services to the majority of our nursing facilities. Omnicare has contracted with the majority of all PDPs to which our residents subscribe. To date, as a result of the transition plans put into place by CMS, we have not experienced an increase in our drug costs as a result of these changes. However we could be faced with incremental drug and administrative costs as PDPs exercise their strategies to manage drug costs on behalf of their subscribers.
     Effective January 1, 2006, CMS reduced its level of reimbursement from 100% to 70% for Part A co-insurance bad debts involving residents who are not dually eligible for Medicare and Medicaid. Based upon our population of non-dually eligible residents, the estimated annual impact of this change will reduce Medicare revenues by $0.5 million. We continue to be reimbursed for all remaining Part A co-insurance bad debts that amount to approximately $14.7 million per year. However, CMS continues to consider a reduction of the reimbursement for Part A co-insurance bad debts for dually eligible residents.
     Effective January 1, 2006, CMS implemented a cap on Part B therapy services of $1,740 per annum for physical and speech therapy, and a second cap of $1,740 for occupational therapy. However, the Budget Refinement Act of 2005 established a one-year exception process to the therapy caps for individuals who can prove medical necessity for the therapy. The one-year exception process applies to the majority of our residents requiring Part B therapy services and therefore there has been no significant reduction in our Part B therapy revenues. Effective January 2007, the exception process will be removed unless extended by Congress or CMS.
Medicaid Rates and State Plan Amendments that affected Medicaid Revenues
     Effective January 1, 2006, the State of Indiana implemented a Medicaid rate reduction that amounts to approximately $2.1 million per annum, and applies to the eighteen-month period ended June 30, 2007. During this period, the Medicaid rate will be adjusted for the impact of submitted cost reports and changes in case mix indices.
     We receive new annual Medicaid rates effective July 1 in seven of the 11 states where we operate nursing facilities. In July 2005, we did not receive an increase in rates in Ohio and Wisconsin and the estimated weighted average increase was less than 1.5%, exclusive of changes in case mix indices, provider tax changes, and other controllable factors. As a result of these increases, which were below the rate of inflation, our margins in the 2005 September and December quarters were negatively impacted. Both Pennsylvania and Ohio have announced that new reimbursement systems will be implemented effective July 1, 2006.
     In January 2005, the State of Pennsylvania received approval from CMS for state plan amendments and waivers, which increased federal funding for their Medicaid programs and provided nursing facilities with revenue rate increases to offset new state provider taxes. In March 2005, the State of Pennsylvania officially approved and committed to the state plan amendment and waiver resulting in incremental revenues, net of expenses, of $2.5 million pertaining to the period July 1, 2003 to December 31, 2004. We recorded the impact of the announcements as advised, and therefore revenue and expense adjustments were made in two quarters in 2005. As a result of the Pennsylvania approval, in the 2005 March quarter, we recognized incremental revenues pertaining to the state plan amendment of $16.5 million and provider tax expense of $13.3 million relating to the period from July 1, 2003 to December 31, 2004. Offsetting this increase in revenues, the State of Pennsylvania published its final Medicaid rates for the year commencing July 1, 2004, which resulted in a reduction of previously accrued revenues of $0.7 million in the 2005 March quarter. In addition, the State of Pennsylvania approved Inter-Governmental Transfer, or IGT, funds that resulted in incremental revenues of $1.0 million in the 2005 March quarter. We had received IGT funds from Pennsylvania in 2005 and prior years; however, no IGT funding has been approved for 2006. In November 2005, the State of Pennsylvania announced and implemented a 5% rate reduction effective July 2005, which resulted in an annual reduction of Medicaid revenues of approximately $2.1 million.

     In June 2005, CMS and the State of Indiana announced the approval of a state plan amendment and waiver, which increased federal funding to the Medicaid program retroactively to July 1, 2003. As a result, we recognized incremental revenues, net of expenses, of $6.5 million pertaining to the period July 1, 2003 to December 31, 2004. We recorded the impact of the announcements as advised and therefore revenue and expense adjustments were made in two quarters in 2005. In the 2005 June quarter, we recognized estimated incremental revenues pertaining to the state plan amendment of $11.0 million and provider tax expense of $6.3 million relating to the period from July 1, 2003 to December 31, 2004. In the 2005 September quarter, the final revenue rates were released by Indiana, and as a result, incremental revenues pertaining to the state plan amendment of $1.8 million were recorded pertaining to the period of July 1, 2003 to December 31, 2004.
     Below is a summary of prior year Medicare and Medicaid revenue adjustments or contractual adjustments, along with their corresponding expense, if applicable, for the 2006 and 2005 March quarters:

	Three Months Ended March 31
	2006	2005
Prior year revenue adjustments:
Pennsylvania Medicaid state plan amendment	$—	$15,800
Pennsylvania IGT and other Medicaid adjustments	250	946
Other states Medicaid	1,018	207

	1,268	16,953
Prior year provider tax expense associated with Pennsylvania state plan amendment above	—	13,333

Net impact on income from continuing operations before income taxes	$1,268	$3,620

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
     We are required to comply with laws governing the transmission and privacy of health information. Our ability to comply with the transaction and security standards is in part dependent upon other third parties, including the fiscal intermediaries and state program providers also complying with the Health Insurance Portability and Accountability Act of 1996, or HIPAA. Should it be determined that we have not complied with the new standards, we could be subject to civil sanctions. We do not believe our on-going implementation to comply with the HIPAA standards will have a material impact on our condensed consolidated financial statements.
Significant Events and Developments
Events of 2006
     Extendicare’s Strategic Initiative. In February 2006, the Board of Directors of Extendicare announced the appointment of a committee of independent directors to review and consider various structures and options that would provide value to its shareholders. The Board of Extendicare believes that the Extendicare share price has not been reflective of its underlying operational performance and historical results. A sale or reorganization of all, or part of Extendicare, which may include us, are among the alternatives being explored. Extendicare gave no assurance that any such transaction will be completed in whole or in part. Extendicare has also appointed Lehman Brothers to be its advisor. It is Extendicare’s intention to accomplish any corporate initiative in a manner that will maintain its commitment of quality patient care, preserve its strong relationships with employees and ensure continual success of its business operations.

     On May 8, 2006, Extendicare reported that the special committee of its Board of Directors is continuing to review strategic alternatives, which may include a sale or reorganization of all, or part of Extendicare, and thus EHSI. Extendicare has retained legal counsel and Lehman Brothers and CIBC World Markets as its investment advisors. Extendicare reported that it expects to announce the recommendation of the independent committee in the next two to three weeks.
     Increase in Medicare Part A rate. Effective January 1, 2006 the funding of the RUGs Refinement enhancements were terminated. Based upon our preliminary review conducted in October 2005, using the Medicare case mix and census for nine-months ended September 30, 2005, we estimated a loss of revenues from the expiration of the RUGs Refinement enhancements of approximately $20.00 per Medicare day. In conjunction with this change, CMS implemented the expansion of nine new RUGs classifications to reimburse operators for the care provided for medically complex residents who require rehabilitation services and treatment of multiple illnesses. In preparation of these changes and over the first quarter, we refocused our marketing strategies to target residents requiring short-term rehabilitative services and trained our clinical staff to ensure we accurately assessed our residents in accordance with the changes made in the RUGs classification system. As a result, though we experienced a decline in census, we were successful in not only recovering the loss from the RUGs refinements, but also increasing our Medicare rates. Despite the loss of the RUGs Refinement enhancements, our average Medicare Part A rate increased from $362.75 in the 2005 December quarter to $367.06 in the 2006 March quarter. Approximately 35.1% of our Medicare census was classified into the nine new RUGs classifications, and we increased the percentage of therapy residents from 79.8% in the 2005 December quarter to 82.5% in the 2006 March quarter.
     Total and Medicare Census in Our Skilled Nursing Facilities. As a result of our refocused marketing strategy to short-term rehabilitative residents, our Medicare census on a same facility basis decreased 3.6% to 2,345 in the 2006 March quarter as compared to 2,433 in the 2005 March quarter. However, our Medicare census increased 5.8% as compared to the 2005 December quarter which is the normal trend between the two quarters. In addition, total census on a same facility basis in our nursing facilities decreased 1.6% to 12,621 in the 2006 March quarter, compared to 12,825 in the 2005 March quarter, and decreased 0.3% as compared to 12,663 in the 2005 December quarter.
     Total and Private Census in Our Assisted Living Facilities. In our assisted living facilities, we also experienced a decline of residents of 1.8% from 7,248 in the 2005 December quarter to 7,117 in the 2006 March quarter. In the 2006 March quarter we implemented a focused marketing strategy to increase our private census and residents with lower care needs. As a result, we saw a decline in census in January and February 2006; however, census increased in March 2006 to 7,160.
     Impact of Below Inflationary Medicaid Rate Increases and Prior Year Revenue Adjustments. As outlined in our discussion of Medicaid rates above, we received prior period revenue adjustments, net of the associated provider tax expense, totaling $3.6 million in the 2005 March quarter as compared to $1.3 million in the 2006 March quarter. The primary revenue settlement in 2005 was the Pennsylvania provider tax and IGT funding adjustments. In addition, the subsequent rate reductions implemented effective July 1, 2005 in Pennsylvania and effective January 1, 2006 in Indiana, along with the below inflationary rate increases in other states, resulted in an erosion of our margins in the second half of 2005. This resulted in a reduction of net earnings when comparing the 2006 March quarter to the 2005 March quarter.
     Acquisitions. On March 1, 2006, we acquired two nursing facilities (417 beds) in Pennsylvania for $24.7 million in cash. In addition, we have executed a purchase agreement to acquire a nursing facility that we currently lease (150 beds) in Ohio for $9.0 million in cash. We anticipate completing this purchase in the 2006 June quarter.
     New Construction. During the first quarter of 2006, we completed one construction project which added 16 assisted living units to an existing assisted living facility in Pennsylvania at a total cost of $1.8 million.
     Lease Extensions. In January 2006, we extended the leases of two Ohio nursing facilities for additional 10-year terms commencing February 1, 2006. These leases have annual lease payments of $1.5 million that increase based upon annual consumer price index increases but are subject to certain minimum and maximum amounts.

     Discontinued Operations. In the 2006 March quarter, due to poor financial performance and future capital needs of the facility, the Company decided to close an assisted living facility (60 units) located in San Antonio, Texas and actively pursue the disposition of the property on the market. As a result, we have reclassified the financial results of this facility to discontinued operations and recorded an impairment charge of $1.7 million to reduce the property value to $1.7 million, based upon its valuation of property. In addition, in the first quarter of 2006, the lease term for an assisted living facility (63 units) in Edmonds, Washington ended and we decided to terminate its operations due to poor financial performance. However, to assist the landlord in seeking an alternative operator or buyer of the property, we agreed to continue to operate the facility for a period not to extend beyond August 31, 2006. We concluded our relationship with the landlord on April 30, 2006. As a result, we have reclassified the financial results of this facility to discontinued operations. There was no gain or loss on disposition of the operations and leasehold interest.
     In addition to the above two assisted living facilities, discontinued operations includes the results of one formerly leased facility in Wisconsin that was sold in December 2005, three nursing facilities in Minnesota, and six formerly leased facilities in Florida that were sold in the 2005 September quarter. In the 2006 March quarter, we incurred a general liability punitive settlement for $1.4 million pertaining to the period that we operated this nursing facility in Wisconsin. In March 2006, we sold one of the three nursing facilities in Minnesota for cash of $1.2 million resulting in a pre-tax gain of $0.9 million. The other Minnesota properties are classified as assets held for sale as of March 31, 2006, and one of these properties was sold in April 2006 for $0.5 million.
Event subsequent to March 31, 2006
     In April 2006, we sold a property in Minnesota for $0.5 million in cash that was a former nursing facility but was closed in 2005. The pre-tax gain on this disposition was $0.2 million and will be included in discontinued operations.
Events prior to 2006
     Acquisition of ALC. On January 31, 2005, we completed the acquisition of ALC for a total of approximately $285 million, including the assumption of ALC’s existing debt with a book value of $141 million. We financed the acquisition by using approximately $29 million in cash on hand, a $55 million 6% Term Note from Extendicare Holdings, Inc., or EHI, and drawing $60 million from our former Revolving Credit Facility. On January 31, 2005, ALC had a portfolio of 177 assisted living facilities, comprised of 122 owned properties and 55 leased facilities, representing 6,838 units located in 14 states, many in markets where we operated. The goal of the acquisition was to expand our asset portfolio and level of non-government based revenue sources
     In January 2005, we entered into a Memorandum of Understanding, or MOU, and later two new master lease agreements with LTC Properties, Inc., or LTC, in respect of the 37 facilities leased by ALC from LTC. Under the terms of the MOU and master lease agreements, which became effective January 1, 2005, we agreed to increase the annual rent paid to LTC by $250,000 per annum for each of the successive four years, commencing on January 1, 2005, and amended the terms relating to inflationary increases. The 37 leases formerly had expiration dates ranging from 2007 through 2015. Under the terms of the master lease agreements, the initial 10-year lease commenced on January 1, 2005, and there are three successive 10-year lease renewal terms, to be exercised at our option. There are no significant economic penalties to us if we decide not to exercise the renewal options. The aggregate minimum rent payments for the LTC leases for the calendar years 2005 through 2008 are $9.4 million, $9.8 million, $10.2 million and $10.7 million, respectively. The minimum rent will increase by 2% over the prior year’s minimum rent for each of the calendar years 2009 through 2014. Annual minimum rent during any renewal term will increase a minimum of 2% over the minimum rent of the immediately preceding year. The MOU provides that LTC will not assert certain events of default against ALC under the original leases. In accordance with FASB Technical Bulletin 85-3, we have accounted for the effect of scheduled rent increases on a straight-line basis over the lease term.
     Amended and Restated Credit Facility. On August 4, 2005, we entered into a Third Amended and Restated Credit Agreement, or the Amended and Restated Credit Facility to increase our total borrowing capacity from $155 million to $200 million, reduce the cost of borrowing and provide increased financial flexibility. Included within the Amended and Restated Credit facility is a Term Loan for $86 million and a $114 million revolving credit facility. On August 4, 2005, we borrowed $86.0 million under the Term Loan and $13.9 million under the revolving portion of the Amended and Restated Credit Facility, and repaid in full $64.0 million under the Revolving Credit Facility, or former Revolving Credit Facility, terminated the ALC GE Credit Facility and repaid, in full, $34.0 million under the ALC GE Capital Term Loan and ALC GE Credit Facility. Refer to “Liquidity and Capital Resources” for more information regarding the Amended and Restated Credit Facility.

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
     Dispositions and Discontinued Operations. In August 2005, we sold our six Florida nursing properties that were formerly leased to Senior Health Properties-South, Inc., or Senior Health-South, for net proceeds of $9.4 million, resulting in a pre-tax gain of $3.4 million. In September 2005, we commenced plans to dispose of three nursing facilities in Minnesota. In December 2005, we sold the Lakeside, Wisconsin nursing property, formerly leased to Lakeside Health L.L.C., or Lakeside Health, for net proceeds of $1.2 million, resulting in a pre-tax gain of $0.8 million, which only partly offsets the $6.0 million loss recorded for funding the Lakeside Health’s operating deficit for 2005. We have reported results of all of these operations, and the related pre-tax gains (or losses) from dispositions of the Senior Health — South and Lakeside properties, as discontinued operations in our consolidated statements of income.
     Non-monetary Exchange of Omnicare Warrant to Omnicare Shares and Cash. On September 16, 2005, we exercised our warrant to purchase common shares of Omnicare for proceeds of 164,000 shares and $47,000 in cash for the fractional shares. We received the warrant as part of the sale of our pharmacy business to Omnicare in 1998. In September 2005, we executed an amendment to the warrant agreement, providing for the cashless exchange of shares for the warrant. As a result of the amendment to the warrant and receipt of the Omnicare shares and cash, we recorded a pre-tax gain of $9.2 million based upon market value of the shares on the date of the exchange in accordance with FASB No. 153, “Exchanges of Non-Monetary Assets and Amendment of Accounting Principles Board, or APB, No. 29”. We sold 64,000 Omnicare shares in December 2005 and realized an additional pre-tax gain of $0.4 million. For accounting purposes, the shares are carried on the books at fair value, with any change reported in income. The unrealized pre-tax gain on the remaining securities for 2005 was $0.2 million. In 2004, we wrote down the carrying value of the warrant to nil, because the decline in Omnicare’s share price was considered an other-than-temporary decline.
     Impairment Provision against Senior Health -Texas Advances. In the 2005 December quarter, we recorded a $4.5 million pre-tax impairment charge to establish an allowance against advances provided to Senior Health — Texas. We had advanced approximately $4.5 million to Senior Health Properties-Texas, Inc., or Senior Health-Texas, in 2001 as part of the transfer of all of our Texas nursing home operations. Since 2001, Senior Health — Texas has subleased 12 facilities and leased four owned facilities from us. During 2005, Senior Health – Texas’ cash flow from operations declined due to limited Medicaid rate increases.
     Other Disposal of Assets and Impairments of Long-lived Assets. In the 2005 March quarter, we sold for $1.9 million in cash a property in Maryland that we formerly operated as a nursing facility, but we closed in 1998, resulting in a pre-tax gain of $0.4 million. In the 2005 June quarter, we sold for $1.0 million in cash, 22,619 shares of MetLife resulting in a pre-tax gain of $0.6 million. In December 2005, we announced the decision to close and convert one assisted living facility into a nursing facility, which would then enable the transfer of residents from our nearby nursing facility. Subsequent to the transfer of nursing facility residents, the existing facility would be sold. We recorded an impairment provision of $0.3 million to reduce the carrying value of the current nursing facility to the fair market value less estimated costs of disposition.

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
     Adoption of FIN No. 47. In March 2005, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 47, or FIN No. 47, “Accounting for Conditional Asset Retirement Obligations”. FIN No. 47 clarified that the term “conditional asset retirement obligation” as used in Statement of Financial Accounting Standards, or SFAS, No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be in control of the entity. FIN No. 47 requires that either a liability be recognized for the fair value of a legal obligation to perform asset-retirement activities that are conditional on a future event if the amount can be reasonably estimated, or where it can not, that disclosure of the liability exists but has not been recognized and the reasons why a reasonable estimate cannot be made. FIN No. 47 became effective for us as of December 31, 2005.
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
EBITDA and EBITDA Percentage
EBITDA is defined as income from continuing operations before income taxes and cumulative effect of change in accounting principle, interest expense net of interest income, valuation adjustment on interest rate caps, depreciation and amortization, accretion of retirement obligations and non-cash (gains) and losses, including disposal of assets, provision for closure and exit costs and impairment of long-lived assets and retirement of debt. EBITDA is not a measure of performance under accounting principles generally accepted in the United States of America, or GAAP. We use EBITDA as a key performance indicator and EBITDA expressed as a percentage of total revenues as a measurement of margin. We understand that EBITDA, or derivatives thereof, are customarily used by lenders, financial and credit analysts, and many investors as a performance measure in evaluating a company’s ability to service debt and meet other payment obligations, or as a common valuation measurement in the long-term care industry. Moreover, substantially all of our financing agreements, including the indenture governing our 2010 Senior Notes, 2014 Notes and our Amended and Restated Credit Facility, contain covenants in which EBITDA is used as a measure of compliance. Thus, we use EBITDA to monitor our compliance with these financing agreements. We believe that EBITDA provides meaningful supplemental information regarding our core results, because it excludes the effects of non-operating factors related to our capital assets, such as the historical cost of the assets. We report specific line items separately, and exclude them from EBITDA because such items are transitional in nature, and would otherwise distort historical trends. In addition, we use EBITDA to assess our operating performance and in making financing decisions. EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity. We present EBITDA on a consistent basis from period to period, thereby allowing for consistent comparability of our operating performance.

Review of Key Performance Indicators
     In order to compare our performance between periods, we assess the key performance indicators for all of our continuing facilities, as well as the continuing facilities that we operated in all reported periods, or same facility operations. Set forth below, we provide an analysis of our key performance indicators in total, and, where appropriate, on a same facility basis and discuss the significant trends when comparing 2006 to 2005. The same facility basis figures exclude results of the following acquisitions and divestitures: (1) 177 assisted living facilities acquired from ALC on January 31, 2005, (2) a nursing facility in Kentucky acquired as of June 1, 2005, (3) three newly-constructed assisted living facilities completed in 2005 and 2006, (4) two assisted living facilities in Oregon and Washington that, in the 2005 December quarter, we decided to convert to nursing beds and combine with existing nursing facilities, and (5) three nursing facilities in Pennsylvania, one of which was acquired as of December 1, 2005 and the other two we acquired as of March 1, 2006. The key performance indicators also exclude the following discontinued operations: (1) three Minnesota nursing facilities that, in the 2005 September quarter, we decided to dispose of, (2) an leased assisted living facility in Washington that in the 2006 March quarter we decided to terminate operations at, (3) an assisted living facility in Texas that, in the 2006 March quarter, we decided to close, and (4) six formerly leased facilities in Florida and one formerly leased facility in Wisconsin.
Nursing Facilities — ADC and Quality Mix
     The following table sets forth the ADC, by type of payor, and the quality mix for all of our nursing facilities.
All Nursing Facilities — Continuing Operations

	Three Months
	Ended March 31
	2006	2005
Medicare	2,421	2,433
Private and other	1,980	2,000

Quality Mix	4,401	4,433
Medicaid	8,585	8,390

Total	12,986	12,823

     The following table sets forth for the 2006 March quarter and the 2005 March quarter ADC, by type of payor and percentage of ADC by payor type, for all of our nursing facilities presented on a same-facility basis. The table also shows the percentage change in ADC between years.
Nursing Facilities — Same-Facility

	Three Months Ended March 31
	2006		2005		% Change
		% of		% of	2006 to
	ADC	Total	ADC	Total	2005
Medicare	2,345	18.6%	2,433	19.0%	(3.6%)
Private and other	1,916	15.2%	2,000	15.6%	(4.3%)

Quality Mix	4,261	33.8%	4,433	34.6%	(3.9%)

Medicaid	8,360	66.2%	8,390	65.4%	(0.4%)

Total	12,621	100.0%	12,823	100.0%	(1.6%)

     On a same facility basis, total ADC decreased 1.6%, and Medicare ADC decreased 3.6% between the 2006 March quarter and the 2005 March quarter. As a result, the percentage of Medicare ADC to all payor sources decreased to 18.6% in the 2006 March quarter, as compared to 19.0% in the 2005 March quarter. The decline in total and Medicare ADC was attributable to the refocus on short-term residents requiring rehabilitative services.

     The following table provides same-facility ADC for Medicare residents, and total residents served in our nursing facilities for the prior four quarters.

	Same-Facility Nursing ADC
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2005	2005	2005	2005
Medicare ADC	2,433	2,443	2,233	2,216
Total ADC	12,823	12,684	12,662	12,661
Assisted Living Facilities — ADC and Quality Mix
     The following table sets forth the ADC, by type of payor, and the quality mix for all of our assisted living facilities.
All Assisted Living Facilities — Continuing Operations

	Three Months
	Ended March 31
	2006	2005
Private and other	5,066	3,863
Medicaid	2,100	1,435

Total	7,166	5,298

     The increase in ADC is due to the acquisition of ALC. Since ALC was acquired as of January 31, 2005, the 2005 March quarter includes only two months of ALC’s census, whereas the 2006 March quarter contained three months of ALC’s census.
     The following table sets forth for the 2006 March quarter and the 2005 March quarter the ADC, by type of payor and percentage of ADC by payor type, for all of our assisted living facilities presented on a same-facility basis, and showing the percentage change in ADC between years. The table excludes all ALC facilities.
All Assisted Living Facilities — Same-Facility (excludes ALC acquisition)

	Three Months Ended March 31
	2006		2005		% Change
		% of		% of	2006 to
	ADC	Total	ADC	Total	2005
Private and other	1,070	85.9%	1,079	89.1%	(0.8%)
Medicaid	175	14.1%	132	10.9%	32.6%

Total	1,245	100.0%	1,211	100.0%	2.8%

     The following table sets forth the same information as the above table for the 2006 March quarter and the 2005 December quarter for all of our assisted living facilities including the ALC facilities, presented on a same-facility basis. In most of other tables presented on a same-facility basis in this Quarterly Report, ALC is not included because it was purchased January 31, 2005 and therefore was not present for the entire 2005 March quarter.
All Assisted Living Facilities — Same-Facility (including ALC acquisition)

	Three Months Ended		Three Months Ended
	March 31, 2006		December 31, 2005		% Change
		% of		% of	2006 to
	ADC	Total	ADC	Total	2005
Private and other	5,018	70.5%	5,100	70.4%	(1.6%)
Medicaid	2,099	29.5%	2,148	29.6%	(2.3%)

Total	7,117	100.0%	7,248	100.0%	(1.8%)

     The above table shows a decline of residents of 1.8% from 7,248 in the 2005 December quarter to 7,117 in the 2006 March quarter. In the 2006 March quarter, we implemented a focused marketing strategy to increase our private census and residents with lower care needs. As a result, we saw a decline in census in January and February, 2006; however, census increased in March 2006 to 7,160.

     The following table provides the same-facility ADC for private and total residents served in our assisted living facilities, excluding ALC (referred to as EHSI assisted living facilities), plus same-facility ADC for ALC assisted living facilities for the prior four quarters.

	Assisted Living ADC
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2005	2005	2005	2005
EHSI Assisted Living Facilities (same facility):
Private and other ADC	1,079	1,112	1,123	1,105
Total ADC	1,211	1,239	1,256	1,250

ALC Assisted Living Facilities (same facility):
Private and other ADC	2,770	4,108	4,049	3,995
Total ADC	4,048	6,112	6,089	5,998

Total Assisted Living Facilities (same facility)
Private and other ADC	3,849	5,220	5,172	5,100
Total ADC	5,259	7,351	7,345	7,248
All Nursing and Assisted Living Facilities – Occupancy and Number of Facilities Under Operation
     Below are tables setting forth occupancy percentages, ADC and operational resident capacity for the 2006 March quarter and the 2005 March quarter.
All Facilities:
     The following table is for all our nursing and assisted living facilities in total for the three months ended March 31:

	Occupancy				Operational Resident
	Percentage		ADC		Capacity
	2006	2005	2006	2005	2006	2005
Nursing	92.4%	93.5%	12,986	12,823	14,058	13,715
Assisted Living:
Mature facilities	82.2%	83.5%	1,026	1,066	1,248	1,276
Developmental facilities	60.4%	92.5%	268	185	444	200
ALC acquisition (all mature)	85.9%	90.1%	5,872	4,047	6,837	4,491

Total Assisted Living	84.0%	88.8%	7,166	5,298	8,529	5,967

Nursing and Assisted Living	89.2%	92.1%	20,152	18,121	22,587	19,682

     Due to our expansion and development plans, which involve new assisted living facilities and the expansion of existing facilities, the occupancy and ADC information is split between mature and developmental facilities. Developmental facilities are those which have undergone additions or have opened during 2005 or 2006. All other facilities are considered mature facilities. The decline in our skilled nursing and assisted living facilities is outlined above. In addition, the discharging of residents from two assisted living facilities in Oregon and Washington that are being converted into skilled nursing facilities resulted in a decline in the mature assisted living facility occupancy percentage.

Same Facility Basis:
     The following table is for all of our nursing and assisted living facilities on a same facility basis for the three months ended March 31:

	Same Facility Basis
	Occupancy				Operational Resident
	Percentage		ADC		Capacity
	2005	2005	2005	2005	2005	2005
Nursing	92.4%	93.5%	12,621	12,823	13,661	13,715
Assisted Living:
Mature facilities	84.1%	83.8%	1,024	1,026	1,218	1,224
Developmental facilities	75.2%	92.5%	221	185	294	200

Total Assisted Living	82.4%	85.0%	1,245	1,211	1,512	1,424

Nursing and Assisted Living	91.4%	92.7%	13,866	14,034	15,173	15,139

     On a same-facility basis, occupancy in our skilled nursing facilities decreased as outlined above. On a same-facility basis, occupancy percentages decreased within the assisted living facilities to 82.3% for the 2006 March quarter from 85.0% in the 2005 March quarter. The decrease in occupancy percentage within the assisted living facilities was primarily due to the opening in 2005 and 2006 of several new wings at certain of the facilities that were not yet fully occupied as of March 31, 2006. Mature facilities improved occupancy in the 2006 March quarter compared to the 2005 March quarter.
Facilities Under Operation and Percent Ownership:
     The following table sets forth the number of facilities under operation.

	As of	As of
	March 31,	December 31,
	2006	2005
Number of facilities under operation:
Nursing	141	139
Assisted Living	208	211

Total	349	350

Number of facilities owned:
Nursing	132	130
Assisted Living	153	155

Total	285	285

Number of facilities under capital leases:
Assisted Living	5	5

Percent of facilities:
Owned	81.7%	81.4%
Under capital leases	1.4%	1.4%
Under operating leases	16.9%	17.2%

	100.0%	100.0%

     As of March 1, 2006, we acquired two nursing facilities in Pennsylvania for cash consideration of $25.2 million. In the 2006 March quarter, we decided to close three assisted living facilities located in Washington and Texas. The Washington facility was a leased facility for which the lease expired on March 31, 2006 and was not renewed.

Nursing Facilities — Average Revenue per Resident Day by Payor Source
     The following table sets forth the average revenue rate by payor source, excluding the above-mentioned revenue adjustments, and the percentage changes between years. In addition, the Medicare – Part A rate is also reported.
All Nursing Facilities — Continuing Operations

	Three Months
	Ended March 31
	2006	2005	Change
Medicare (Part A and Part B)	$396.63	$370.69	7.0%
Private and other	$217.30	$196.35	10.7%
Medicaid	$150.52	$145.04	3.8%

Total	$206.57	$195.86	5.5%

Medicare Part A only	$367.06	$340.12	7.9%
     The Medicare rate increased 7.0% in the 2006 March quarter compared to the 2005 March quarter, of which 3.1% was the result of the October 2005 Medicare rate increase. The balance of the increase is attributable to an increase in the acuity and level of rehabilitative residents admitted and changes to the RUGs classifications as of January 1, 2006. In conjunction with its decision to terminate funding of RUGs Refinements enhancements as of that date, CMS announced the expansion of the 44 RUGs classifications to 53, whereby the nine new RUGs classifications reimburse operators for the care provided for medically complex residents who require rehabilitation services and treatment of multiple illnesses. In addition, CMS also announced increases in the nursing and therapy components of the case mix index for all 53 RUGs rates effective January 1, 2006.
     Comparing the same quarters, the Medicaid rate increased 3.8%, including rate increases related to and offset by state provider taxes, that are included in operating expenses. Net of these increases in state provider taxes, the Medicaid rate increased 2.3% for the 2006 March quarter compared to the 2005 March quarter. Due to the significant impact of state plan amendments and waivers, the table below sets forth the average revenue rate by payor source exclusive of prior year revenue adjustments and excluding the above-mentioned Medicaid revenue adjustments, net of the associated provider taxes, along with the percentage changes between years.
All Nursing Facilities — Continuing Operations

	Three Months
	Ended March 31
	2006	2005	Change
Medicaid per above	$150.52	$145.04	3.8%
State provider taxes	$10.92	$8.56	27.6%

Medicaid, net of state provider taxes	$139.60	$136.48	2.3%

     Medicaid rates, net of provider taxes, in 2006 were $3.12 or 2.3% higher than in 2005. The increase in net Medicaid rates is reflective of improvements in case mix indices associated with the acuity of residents in the nursing facilities, and therefore, Medicaid rate increases implemented by the states were estimated at less than 1.5%.

Assisted Living Facilities — Average Revenue per Resident Day by Payor Source
     The following table sets forth the average revenue rate by payor source and the percentage changes between years.
All Assisted Living Facilities

	Three Months
	Ended March 31
	2006	2005	Change
Private and other	$98.02	$85.69	14.4%
Medicaid	$64.05	$62.53	2.4%

Total	$88.06	$79.42	10.9%

     The increase in average rates for assisted living facilities relates primarily to the acquisition of ALC on January 31, 2005.
     The following table sets forth the above same information, split between the ALC facilities and EHSI assisted living facilities.
EHSI Assisted Living Facilities

	Three Months
	Ended March 31
	2006	2005	Change
Private and other	$86.80	$81.23	6.9%
Medicaid	$59.59	$53.42	11.5%

Total	$82.71	$77.46	6.8%

ALC Assisted Living Facilities

	Three Months
	Ended March 31
	2006	2005	Change
Private and other	$99.64	$87.35	14.1%
Medicaid	$64.29	$63.50	1.2%

Total	$88.12	$79.82	10.4%

EBITDA and EBITDA Percentage
     The following table sets forth a reconciliation of income from continuing operations before taxes and EBITDA.

	Three Months
	Ended March 31
	2006	2005
	(in thousands)
Income from continuing operations before income taxes	$17,838	$21,340
Add (deduct):
Depreciation and amortization	11,923	9,903
Accretion of retirement obligations	219	—
Interest expense, net	10,699	8,184
Valuation adjustment on interest rate caps	(89)	1,298
Loss (gain) on disposal of assets and impairment of long-lived assets	(81)	(448)
Loss on refinancing and retirement of debt	—	275

EBITDA	$40,509	$40,552

     The following table sets forth the calculations of EBITDA percentages:

	Three Months
	Ended March 31
	2006	2005
	(in thousands)
EBITDA	$40,509	$40,552
Total Revenues	$307,333	$288,257

EBITDA as percentage of total revenues	13.2%	14.1%
     EBITDA as a percentage of total revenues decreased to 13.2% in the 2006 March quarter from 14.1% in the 2005 March quarter. ALC contributed incremental EBITDA of $4.2 million in the 2006 March quarter in excess of the 2005 March quarter. Offsetting this, prior year revenue adjustments, net of associated provider tax expenses, totaling $2.4 million were recorded in the 2005 March quarter in excess of those recorded in the 2006 March quarter. The balance of the decline in EBITDA is attributable to reduced margins in our skilled nursing facilities due to lower than inflationary Medicaid rate increases, lower total and Medicare census and increases in operating expenses. Higher therapy wages and benefits, professional fees, fines and penalties and utilities accounted for the majority of the increased operating expenses. Refer to the definition and rationale for use of EBITDA and EBITDA Percentage in the Key Performance Indicators section of this Quarterly Report on Form 10-Q.

Results from Operations
     The following table sets forth details of our revenues and income as a percentage of total revenues:

	Three Months
	Ended March 31
	2006	2005
Revenues
Nursing and assisted living facilities	97.4%	97.4%
Outpatient therapy	0.9	1.0
Other	1.7	1.6

	100.0	100.0
Operating and general and administrative costs	85.0	84.4
Lease, depreciation and amortization	5.7	5.0
Accretion of retirement obligations	0.1	—
Interest expense, net	3.5	2.8
Valuation adjustment on interest rate caps	(0.0)	0.5
Loss on disposal of assets, provision for closure and exit costs and impairment of long-lived assets	(0.1)	(0.2)
Loss on refinancing and retirement of debt	—	0.1

Income from continuing operations before income taxes	5.8	7.4
Income tax expense	2.1	2.9

Net income from continuing operations before income taxes	3.7	4.5
Loss from discontinued operations before income taxes	(0.7)	(0.5)
Income tax benefit on discontinued operations	(0.3)	(0.2)

Net loss from discontinued operations	(0.4)	(0.3)

Net income	3.3%	4.2%

2006 March Quarter Compared with 2005 March Quarter
Revenues
     Revenues in the 2006 March quarter increased $19.1 million, or 6.6%, to $307.3 million from $288.2 million in the 2005 March quarter. Outpatient therapy and other revenues increased by $0.5 million in the 2006 March quarter due to increased lease revenue and management and consulting revenue.

     Revenues from continuing nursing and assisted living facilities increased $18.6 million in the 2006 March quarter compared to the 2005 March quarter, including $25.7 million as a result of acquisitions, net of divestitures. Acquisitions and divestitures included the following: (1) 177 assisted living facilities acquired from ALC on January 31, 2005, (2) a nursing facility in Kentucky acquired as of June 1, 2005, (3) three newly-constructed assisted living facilities completed in 2005 and 2006, (4) two assisted living facilities in Oregon and Washington that, in the 2005 December quarter, we decided to convert to nursing beds and combine with existing nursing facilities, and (5) three nursing facilities in Pennsylvania, one of which was acquired as of December 1, 2005 and the other two were acquired as of March 1, 2006.
     On a same facility basis, revenues from nursing and assisted living facilities before prior period settlement adjustments increased $8.6 million, or 3.7%, in the 2006 March quarter. On a same facility basis, but after prior period settlement adjustments, these revenues decreased $7.1 million. This decrease was attributable to the following:

(in Millions)
• Medicare revenues due to the improvement in RUGs mix and other factors	$3.5
• average daily nursing Medicaid rates	3.2
• an increase in private and other nursing rates	3.0
• Medicare revenues due to increases in Medicare Part A rates effective October 1, 2005	2.2
• an increase in assisted living revenues	0.8
• nursing ancillary revenues	0.4
• Medicare census decreasing from 18.8% of total in the 2005 March quarter to 18.5% in the 2006 March quarter	(1.4)
• total nursing census decreasing from 12,825 in the 2005 March quarter to 12,621 in the 2006 March quarter	(3.1)

8.6
Adjustments relating to prior years:
• Pennsylvania Medicaid revenues, relating to prior periods, recognized in the 2005 March quarter attributable to the approval of the state plan amendments and waivers for the period July 1, 2003 through December 31, 2004 (the related increase in state assessment expense of $13.3 million is reflected in operating expenses below)	(16.5)
• Other prior year settlement adjustments in the 2006 March quarter as compared to the 2005 March quarter	0.8

Total decrease in revenues from same facility nursing and assisted living facilities	$(7.1)

Operating and General and Administrative Costs
     Operating and general and administrative costs increased $17.9 million, or 7.4%, in the 2006 March quarter compared to the 2005 March quarter, including $18.6 million as a result of the acquisitions, net of divestitures detailed above. On a same facility basis, operating and general and administrative costs from nursing and assisted living facilities before prior period state assessment taxes increased $12.6 million, or 6.1%, in the 2006 March quarter. On a same facility basis, but after prior period state assessment taxes, operating and general and administrative costs decreased $0.7 million, or 0.3%. This decrease was attributable to the following:

(in Millions)
• wages, benefits and contracted staffing, which included an average wage rate increase of 4.2% in nursing home operations	$6.7
• state assessments and bed taxes	1.6
• bad debt expense	0.9
• fines and penalties	0.8
• utilities and telephone expense	0.6
• drugs	0.5
• professional fees	0.5
• other operating and administrative expenses	1.0

12.6

Adjustment relating to prior year:
• state assessment taxes in the 2005 March quarter in Indiana and Pennsylvania for the period July 1, 2003 through December 31, 2004 due to final approval of the state plan amendments and waivers	(13.3)

Total decrease in same facility operating and general and administrative costs	$(0.7)

     Increases in wages and benefits were primarily driven by enhanced wages and benefits offered to attract and/or retain therapists, as part of our strategy to focus on Medicare rehabilitative residents. Labor-related costs grew by $6.7 million representing a 4.5% increase over the 2005 first quarter, of which $0.9 million was an increase in the accrual for share appreciation rights, as a result of the rise in Extendicare’s stock price.. State assessments and bed taxes increased primarily as a result of the Pennsylvania and Indiana state plan amendments. Bad debts increased in certain states due to increased scrutiny for residents applying for Medicaid funding. Fines and penalties increased primarily due to clinical issues arising at a few facilities. We operate in a heavily regulated industry and in the normal course of business we experience additional costs as a result of survey deficiencies. Utilities increased as a result of higher gas and electricity rates. Professional fees increased in relation to work conducted for our compliance with the Sarbanes Oxley Act of 2002, Section 404, or SOX.
Lease Costs, Depreciation and Amortization
     Lease costs increased $1.2 million to $5.7 million when comparing the 2006 March quarter to the 2005 March quarter as a result of the ALC acquisition. Depreciation and amortization increased $2.0 million to $11.9 million in the 2006 March quarter compared to $9.9 million in the 2005 March quarter. This increase was primarily due to the ALC acquisition, and includes the amortization of customer relationships totaling $0.5 million.
Accretion of Retirement Obligation
     Accretion of conditional asset retirement obligations as a result of the adoption of FIN No. 47 in December 2005 resulted in expense in the 2006 March quarter of $0.2 million compared to $0 in the 2005 March quarter.
Interest Expense, Net
     Interest expense, net of interest income, increased $2.5 million to $10.7 million for the 2006 March quarter compared to $8.2 million for the 2005 March quarter. This increase was due to (1) $0.8 million in interest relating to the ALC acquisition, (2) $1.2 million in interest expense from interest rate swaps relating to increases in six-month LIBOR market rates, and (3) an increase in other interest expense of approximately $0.5 million when comparing the 2006 March quarter to the 2005 March quarter.
     The weighted average interest rate of all long-term debt increased to approximately 7.76% during the 2006 March quarter compared to approximately 6.80% during the 2005 March quarter primarily due to the increase in six-month LIBOR which is used to determine the pay rate on our interest rate swaps. The average debt level increased to $541.4 million during the 2006 March quarter compared to $463.3 million during the 2005 March quarter, primarily resulting from the ALC acquisition.
Valuation Adjustment on Interest Rate Caps
     The valuation adjustment on interest rate caps was income of $0.1 million in the 2006 March quarter compared to an expense of $1.3 million in the 2005 March quarter. These valuation adjustments relate to changes in market values of the caps which are driven primarily by projected future six-month LIBOR and changes in the projected volatility of these rates.
Gain on Disposal of Assets and Impairment of Long-Lived Assets
     Gain on disposal of assets and impairment of long-lived assets included a net gain of $0.1 million in the 2006 March quarter, consisting of a $0.3 million realized gain from the sale of 50,000 shares of Omnicare common stock held as a short-term investment, partially offset by a $0.2 million unrealized loss on Omnicare common stock.
     Gain on disposal of assets and impairment of long-lived assets was $0.4 million for the 2005 March quarter due to the sale of a property in Maryland that formerly was a nursing facility, but was closed in 1998.

Loss on Refinancing and Retirement of Debt
     There was no loss on refinancing and retirement of debt for the 2006 March quarter.
     Loss on refinancing and retirement of debt was $0.3 million in the 2005 March quarter due to (1) the prepayment in January 2005 of an Industrial Development Revenue Bond totaling $9.5 million, which resulted in a pre-tax charge to income of $0.1 million to write off deferred financing costs, and (2) the prepayment in February 2005 of a mortgage totaling $5.3 million, which resulted in a pre-tax charge to income of $0.2 million to write off deferred financing costs.
Income Taxes
     Income tax expense for the 2006 March quarter was $6.5 million compared to $8.4 million for the 2005 March quarter. Our effective tax rate was 36.3% for the 2006 March quarter compared to 39.2% for the 2005 March quarter. The decrease in effective tax rate was primarily due to the expiration of certain statutes of limitations in the 2006 March quarter offset by an increase relating to the non-renewal for 2006 of the Work Opportunity Tax Credit and Welfare to Work tax credits.
Net Income from Continuing Operations
     Net income from continuing operations for the 2006 March quarter was $17.8 million compared to $21.3 million for the 2005 March quarter. The decrease in net income was due to the reasons described above.
Loss from Discontinued Operations
     Discontinued operations include: (1) an assisted living facility in Texas which we decided in March 2006 to close and sell, (2) an assisted living facility in Washington for which we decided in March 2006 to terminate the leased operation, (3) the Lakeside nursing facility in Wisconsin sold in December 2005, (4) three nursing facilities in Minnesota which we decided in September 2005 to close and sell, and (5) six nursing facilities in Florida which we sold in August 2005 to Senior Health – South.
     Loss from discontinued operations before taxes for the 2006 March quarter was $2.3 million as compared to $1.4 million for the 2005 March quarter. For the 2006 March quarter, the loss from discontinued operations before income taxes included (1) a loss from impairment of long-lived assets of $1.7 million relating to the Texas property, (2) a pretax gain of $0.9 million from the sale of one of the Minnesota facilities, (3) net operating losses of $1.5 million from the combined discontinued operations, including $1.4 million which pertained to Lakeside Health.
     For the 2005 March quarter, the loss from discontinued operations before income taxes included (1) net operating losses of $1.6 million from Lakeside Health, (2) net rental income of $0.1 million from Senior Health — South properties, and (3) net operating income from the other discontinued operations of $0.1 million.
Net Income
     Net income for the 2006 March quarter was $10.0 million compared to $12.1 million for the 2005 March quarter. The decrease in net income was due to the reasons described above.
Related Party Transactions
     We insure certain risks, including comprehensive general liability, property coverage, excess workers’ compensation and employer’s liability insurance, with Laurier Indemnity Company and Laurier Indemnity Ltd., affiliated insurance subsidiaries of Extendicare. We recorded approximately $2.4 million and $2.0 million of expenses for this purpose for the 2006 March quarter and 2005 March quarter, respectively.
     We purchase computer hardware and software support services from Virtual Care Provider, Inc., an affiliated subsidiary of Extendicare. Expenses related to these services were $1.5 million for the 2006 March quarter and $1.3 for the 2005 March quarter.

We have non-interest bearing amounts due from (to) affiliates as follows:

		March 31	December 31
Affiliate	Purpose	2006	2005
		(in thousands)
		Receivable (payable)
Current assets:
Extendicare Holdings, Inc.	Federal income taxes receivable	$6,583	$10,450
Extendicare Holdings, Inc.	Deferred federal income taxes	17,304	15,787

		23,887	26,237

Current liabilities:
Virtual Care Provider, Inc.	Working capital advances	(3,000)	(3,000)
The Northern Group, Inc.	Intercompany operating expenses	15	16

Laurier Indemnity Company, Ltd.	Intercompany insurance premium	4	6
Extendicare Holdings, Inc.	Working capital advances	3	3

		(2,978)	(2,975)

Long-term liabilities:
Extendicare Holdings, Inc.	Deferred federal income taxes	(12,965)	(9,815)

Other:

Extendicare Inc.	Advances	(185)	281
Extendicare Holdings, Inc.	Advances	(3,483)	(3,483)
Virtual Care Provider, Inc.	Advances	(1,376)	(2,738)

		(5,044)	(5,940)

		$2,900	$7,507

     In addition to the above, as of March 31, 2006, we owe EHI a Term Note of $55.0 million and we owe Extendicare a Term Note of $8.9 million, both of which are included in long-term debt. In January 2005, Extendicare advanced $55 million to EHI, which, in turn, advanced $55 million as a Term Note to us to partially finance the ALC acquisition. This Term Note has a term of five years and bears interest at 6%. Effective April 1, 2005, an $8.9 million advance to us was converted to a Term Note with a term of five years bearing interest at 6%. These Term Notes can be repaid by us at any time.
Liquidity and Capital Resources
Sources and Uses of Cash
     We had cash and cash equivalents of $15.1 million at March 31, 2006 and $13.3 million at December 31, 2005. The table below sets forth a summary of the significant sources and uses of cash:

	Three Months Ended
	March 31
	2006	2005
	(in thousand)
Cash provided by operating activities	$22,292	$23,143
Cash used in investing activities	(29,643)	(148,056)
Cash provided by financing activities	9,126	104,553
Increase (decrease) in cash and cash equivalents	1,775	(20,360)

     There was a $0.9 million decrease in cash flow from operating activities in the 2006 March quarter compared to the 2005 March quarter primarily relating to the decrease of net income of $2.0 million
     Our working capital increased $14.2 million from $15.0 million at December 31, 2005 to $29.2 million at March 31, 2006. Working capital increased primarily due to the decrease in outstanding checks in excess of bank balance and an increase in accounts receivable, partially offset by an increase in accrued liabilities and a decrease in amounts due from shareholder and affiliates.
     Accounts receivable at March 31, 2006 were $128.3 million compared with $121.0 million at December 31, 2005, representing an increase of $7.3 million, including a $1.8 million increase resulting from two nursing facilities acquired as of March 1, 2006, a $2.8 million increase in settlement receivables, and a $0.5 million increase resulting from revenue recorded based on the CMS approval of the States of Indiana and Pennsylvania state plan amendments and waivers. The remaining $2.2 million increase in accounts receivable was attributable to higher Medicare receivables of $2.7 million, offset by other receivables decreasing by $0.5 million since December 31, 2005. The higher Medicare receivables were primarily due to the change in the mix of Medicare residents.
     The increase in settlement receivables of $2.8 million from December 31, 2005 to March 31, 2006 included increases of (1) $5.1 million relating to revenue recorded in the 2006 March quarter for anticipated Medicare reimbursement for uncollectible Part A co-insurance, (2) $0.6 million for other Medicare settlements and (3) $0.5 million from Medicaid settlements. These increases were partially offset by a decrease of $3.4 million from the collection of Medicare co-insurance amounts.
     Property and equipment increased $17.0 million from $750.1 million as of December 31, 2005 to $767.1 million at March 31, 2006. Property and equipment increased by (1) $ 22.7 million due to the acquisition of two nursing facilities in Pennsylvania, (2) $6.6 million due to normal capital expenditures and (3) $2.4 million from new construction projects. These increases were offset by decreases of (1) $11.2 million from depreciation expense, (2) $1.7 million resulting from a provision for impairment of long-lived assets, (3) $1.7 million as a result of the reclassification of assets held for sale, and (4) $0.1 million from other miscellaneous sales of property and equipment.
     Total long-term debt, including both current and long-term maturities of debt, was $540.4 million at March 31, 2006. This represents an increase of $21.2 million from December 31, 2005, including borrowings of $29.0 million on the Amended and Restated Credit Facility for working capital needs. This increase was partially offset by decreases of (1) $7.0 million in payments on the Revolving Credit Facility and (2) $0.8 million of other debt payments.
     Cash used in investing activities was $29.6 million for the 2006 March quarter compared to $148.1 million for the 2005 March quarter, a decrease of $118.5 million. This consisted of decreases of: (1) $137.7 million due to the ALC acquisition in 2005, (2) $3.3 million from decreased expenditures for new construction projects in 2006, and (3) $4.3 million from increased proceeds in 2006 from the sale of investments and sale of assets held for sale. These decreases were partially offset by (1) $24.7 million increased expenditures in 2006 for acquisitions other than ALC, (2) $1.9 million in decreased proceeds in 2006 from the sale of property and equipment, and (3) $0.2 million in changes in other assets.
     Cash provided from financing activities was $9.1 million for the 2006 March quarter compared to $104.6 million for the comparable 2005 March quarter, a decrease of $95.5 million. This consisted of decreases of (1) $115.0 million relating to the 2005 financing of the ALC acquisition, and (2) a $23.5 million decrease in outstanding checks in excess of bank balance when comparing periods. These decreases were partially offset by (1) $19.0 million in increased borrowings in 2006 on the line of credit, (2) an $18.5 million decrease in payments of long-term debt, (3) a $5.0 million decrease in payments on the line of credit, and (4) a $0.5 million increase in other long-term liabilities.

Summary of Long-term Debt
     Long-term debt consisted of the following:

	Interest	March 31,	December 31,
	Rate (1)	2006	2005
		(in thousands)
9.50% Senior Notes due 2010	9.54%	$149,767	$149,756
6.875% Senior Subordinated Notes due 2014	7.23%	122,316	122,255
Term Loan due 2010, at variable interest rates	6.31%	85,355	85,570
6.00% EHI Term Note due 2010	6.00%	55,000	55,000
6.00% EI Term Note due 2010	6.00%	8,900	8,900
Other mortgage notes payable, interest rates ranging from 0% to 8.0%, maturing through 2008	6.66%	3,750	3,836
6.25% Industrial Development Revenue Bond, maturing 2008	6.25%	735	735
Credit Facility Revolver	6.64%	22,000	—

ALC Debt:
6.24% Red Mortgage Capital Note due 2014	6.51%	36,367	36,533
DMG Mortgage notes payable, interest rates ranging from 5.98% to 6.06%, due 2008	6.01%	26,981	27,263
Capital lease obligations, interest rates ranging from 2.84% to 13.54%, maturing through 2009	6.36%	12,126	12,222
Oregon Trust Deed Notes, interest rates ranging from 6.63% to 6.77%, maturing from 2020 through 2026	6.75%	9,425	9,483
HUD Insured Mortgages, interest rates ranging from 7.40% to 7.55%, due 2036	6.89%	7,655	7,673

Long-term debt before current maturities		540,377	519,226
Less current maturities		4,196	4,142

Total long-term debt		$536,181	$515,084

(1)	Interest rate is effective interest rate as of March 31, 2006.

     The weighted average interest rate of all of our long-term debt (including the effects of the interest rate swap and cap agreements discussed below) was 7.83% and 7.60% as of March 31, 2006 and December 31, 2005, respectively. Our long-term debt instruments have maturities ranging from 2006 to 2036.
     As of March 31, 2006, certain long-term debt instruments are secured by assets of, and have restrictive covenants that apply to us, ALC and the restricted subsidiaries of ALC. Certain long-term debt instruments of ALC’s other, or unrestricted, subsidiaries are secured by, and have restrictive covenants that apply only to ALC’s unrestricted subsidiaries (identified above as ALC Debt). Additional information related to these long-term debt instruments are outlined below.
9.50% Senior Notes due 2010
     On June 28, 2002, we completed a private placement of $150 million of our 9.5% Senior Notes due July 1, 2010, or 2010 Senior Notes, which were issued at a discount of 0.25% of par to yield 9.54%. In January 2003, we completed our offer to exchange new 9.5% Senior Notes due 2010 that have been registered under the Securities Act of 1933, as amended, or the Securities Act, for the Notes issued in June 2002. The terms of the new 2010 Senior Notes are identical to the terms of the 2010 Senior Notes issued in June 2002.
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

6.875% Senior Subordinated Notes due 2014
     On April 22, 2004, we sold and issued $125 million aggregate principal amount of our 6.875% Senior Subordinated Notes due May 1, 2014, or the 2014 Notes, pursuant to Rule 144A and Regulation S under the Securities Act. The 2014 Notes were issued at a price of 97.5001% of par to yield 7.23%. The net proceeds from the issuance of the 2014 Notes were approximately $117.4 million, net of a discount of $3.1 million and fees and expenses of $4.5 million. We used these net proceeds, along with cash on hand and borrowings under our former Revolving Credit Facility described below, to purchase for cash the 2007 Notes tendered in the tender offer described above, to redeem our 9.35% Senior Subordinated Notes due 2007, or the 2007 Notes, not tendered in the tender offer prior to May 24, 2004 and to pay related fees and expenses of the tender offer and redemption. In August 2004, we completed our offer to exchange new 6.875% Senior Subordinated Notes due 2014 that have been registered under the Securities Act for the 2014 Notes issued in April 2004. The terms of the new 2014 Notes are identical to the terms of the 2014 Notes issued in April 2004.
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
     As of March 31, 2006, we had borrowings of $85.4 million under the Term Loan and $22.0 million under the revolving line of credit under the Amended and Restated Credit Facility. We had borrowings of $85.6 million under the Term Loan and no borrowings under the revolving line of credit under the Amended and Restated Credit Facility as of December 31, 2005. The unused portion of the Amended and Restated Credit Facility that is available for working capital and corporate purposes, after reduction for outstanding letters of credit of $18.2 million (which does not include ALC letters of credit of $3.7 million), was $73.8 million as of March 31, 2006.
     The Amended and Restated Credit Facility requires that we comply with various financial covenants, including fixed charge coverage, debt leverage, and tangible net worth ratios. We are in compliance with all of the financial covenants as of March 31, 2006.
Credit Ratings
     On November 18, 2005, our 2010 Senior Notes were upgraded by Standard & Poor’s Ratings Service (S&P) to “B+” from “B”, and the 2014 Notes were upgraded to “B” from “B-”. In addition, S&P upgraded our Revolving Credit Facility and Term Loan to “BB” from “BB-” under the former revolving credit facility. On January 4, 2006, Moody’s Investor Services Inc. (Moody’s) affirmed our credit ratings, and assigned the same Ba2 rating to the Revolving Credit Facility and Term Loan as was assigned to the former revolving credit facility. The table below summarizes our debt credit ratings as at March 31, 2006.

	S&P	Moody’s

2010 Senior Notes	B+	B1
2014 Notes	B	B2
Revolving Credit Facility and Term Loan	BB	Ba2

Interest Rate Swap and Cap Agreements
     As of March 31, 2006, we have $433.0 million of fixed rate debt outstanding. To hedge the changes in fair value of our 2010 Senior Notes and 2014 Notes, which are fixed-rate debt obligations, on April 22, 2004, we entered into interest rate swap agreements with a total notional amount of $275 million under which we pay a variable rate of interest and we receive a fixed rate of interest. These interest rate swaps are designated as fair value hedges under SFAS No. 133 and changes in the market value of the interest rate swaps have no impact on the statements of income unless they are terminated or are no longer designated as hedges. In addition, we have entered into interest rate cap agreements to limit our exposure to increases in interest rates.
     We do not speculate using derivative instruments.

     With respect to the 2010 Senior Notes, we entered into an interest rate swap agreement expiring July 1, 2010, or 2010 Swap, with a notional amount of $150.0 million. The 2010 Swap effectively converted up to $150.0 million of fixed interest rate indebtedness into variable interest rate indebtedness. Under the terms of the 2010 Swap, the counterparty can call the swap at any time on or after July 1, 2006 with payments as determined under the agreement. This call option is a mirror image of the embedded call option in the debt instrument. The 2010 Swap was designated as a highly-effective fair value hedge, and as a result, changes in market value of the swap are recorded in income but are offset by changes in market value of the indebtedness so that there is no net impact on the statement of income unless the swap is terminated or no longer qualifies as a hedge. We also entered into an interest rate cap agreement expiring July 1, 2010, or 2010 Cap, with a notional amount of $150.0 million. Under the 2010 Cap, we paid an upfront fee of $3.5 million to the counterparty. We will receive a variable rate of interest equal to the excess, if any, of the six-month LIBOR, adjusted semi-annually, over the cap rate of 7%. We use the 2010 Cap to offset possible increases in interest payments under the 2010 Swap caused by increases in market interest rates over a certain level. Under the terms of the 2010 Cap, the counterparty can call the cap if the 2010 Swap is terminated. The 2010 Cap was not designated as a hedging instrument under SFAS No. 133 and, therefore, changes in market value are recorded in the statements of income.
     With respect to the 2014 Notes, we entered into an interest rate swap agreement expiring May 1, 2014, or 2014 Swap, with a notional amount of $125.0 million. This agreement effectively converted up to $125.0 million of fixed interest rate indebtedness into variable interest rate indebtedness. Under the terms of the 2014 Swap, the counterparty can call the swap at any time on or after May 1, 2009 with payments as determined under the agreement. This call option is a mirror image of the embedded call option in the debt instrument. The 2014 Swap was designated as a highly-effective fair value hedge, and as a result, changes in market value of the swap are recorded in income but are offset by changes in market value of the indebtedness so that there is no net impact on the statement of income unless the swap is terminated or no longer qualifies as a hedge. We also entered into an interest rate cap agreement expiring May 1, 2014, or 2014 Cap, with a notional amount of $125.0 million. Under the 2014 Cap, we pay a fixed rate of interest equal to 0.75% to the counterparty and receive a variable rate of interest equal to the excess, if any, of the six-month LIBOR, adjusted semi-annually, over the cap rate of 7%. We use the 2014 Cap to offset possible increases in interest payments under the 2014 Swap caused by increases in market interest rates over a certain level. Under the terms of the 2014 Cap, the counterparty can call the cap if the 2014 Swap is terminated. The 2014 Cap was not designated as a hedging instrument under SFAS No. 133 and, therefore, changes in market value are recorded in the statements of income.
Letters of Credit
     As of March 31, 2006, we had issued $2.3 million in letters of credit. Letters of credit for ALC assisted living facilities of $0.9 million are secured with cash held as collateral, whereas the balance is secured by the Amended and Restated Credit Facility. The letters of credit are renewed annually and have maturity dates ranging from April 2006 to February 2007. As of March 31, 2006, we also had issued $19.6 million in letters of credit to outside third party insurers and the Ohio Bureau of Workers’ Compensation as security for workers’ compensation claims. Letters of credit for ALC assisted living facilities of $2.9 million are secured with cash held as collateral, whereas the balance is secured by the Amended and Restated Credit Facility. The letters of credit are renewed annually and have maturity dates ranging from January 2007 to March 2007.
Off Balance Sheet Arrangements
     We have no significant off balance sheet arrangements.
Cash Management
     As of March 31, 2006, we held cash and cash equivalents of $15.1 million. We forecast on a regular monthly basis cash flows to determine the investment periods, if any, of certificates of deposit and monitor daily the incoming and outgoing expenditures to ensure available cash is invested on a daily basis.

Future Liquidity and Capital Resources
     We believe that our cash from operations together with other available sources of liquidity, including borrowings available under our Amended and Restated Credit Facility, will be sufficient for the foreseeable future to fund operations, anticipated capital expenditures and required payments of principal and interest on our debt.
Capital Commitments
     During the 2006 March quarter, we completed one construction project for a total cost of $1.8 million. During 2005, we completed eight construction projects for a total cost of $25.5 million. We have six additional construction projects in progress that will increase operational capacity at three assisted living facilities (43 units), add one new nursing facility (89 beds) and increase the operational capacity of three nursing facilities (64 beds). Total costs incurred through March 31, 2006 on these projects were approximately $2.8 million and purchase commitments of $7.3 million are outstanding. The total estimated cost of the uncompleted projects is approximately $24.5 million.
Accrual for Self-Insured Liabilities
     At March 31, 2006, we had an accrued liability for settlement of self-insured liabilities of $33.3 million in respect of general and professional liability claims. Claim payments were $3.2 million and $4.9 million for the 2006 March quarter period and the 2005 March quarter, respectively. The accrual for self-insured liabilities includes estimates of the cost of both reported claims and claims incurred but not yet reported. We exited the nursing facility markets of the highly litigious states of Florida and Texas in 2000 and 2001, respectively. As a result, accruals for general and professional liabilities have declined significantly from the 2002 level. We estimate that $12.5 million of the total $33.3 million liability will be paid within the next twelve months. The timing of payments is not directly within our control, and, therefore, estimates are subject to change in the future. We believe we have provided sufficient provisions for incurred general and professional liability claims as of March 31, 2006.
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
Contractual Obligations
     Set forth below is a table showing the estimated timing of payments under our contractual obligations as of March 31, 2006:

	Payments Due By Year
							After
	Total	2006	2007	2008	2009	2010	2010
	(dollars in thousands)
Long-term debt	$540,377	$3,222	$7,111	$27,682	$53,800	$278,237	$170,325
Operating lease commitments	158,470	15,697	19,389	19,488	19,276	19,380	65,240
New construction purchase commitments	7,300	5,300	2,000	—	—	—	—
Other capital expenditure purchase commitments	10,900	10,900	—	—	—	—	—

Total	$717,047	$35,119	$28,500	$47,170	$73,076	$297,617	$235,565

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
     The table above does not include conditional asset retirement obligations recorded under FIN No. 47 (which totaled $12.6 million as of March 31, 2006) due to the uncertainty as to the timing of payments to be made under these obligations.
     Our remaining lease commitment is $1.6 million in 2006 and $0.4 million for the first two-month period of 2007. Effective March 1, 2007 and thereafter, the lease payments are to be adjusted to an amount, subject to negotiation, to provide Triple S with the then current fair market value rental payments for the properties. The lease payments commencing in March 2007 will apply for the balance of the lease that expires on February 28, 2012.

     As of March 31, 2006, we had capital expenditure purchase commitments outstanding of approximately $10.9 million not including commitments on new construction projects. In addition, we had six new construction projects in progress, which are expected to add 153 nursing beds and 43 assisted living units. The total estimated cost of the projects is $24.5 million, and they are expected to be completed in 2006 through 2007. Costs incurred through March 31, 2006 on these projects were approximately $2.8 million and purchase commitments of $7.3 million are outstanding.
Critical Accounting Policies
     Our condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP. For a full discussion of our accounting policies as required by GAAP, refer to the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2005. The information in such report on Form 10-K has not materially changed since that report was filed. In addition, refer to Notes 2 and 3 to the notes of the financial statements included within this quarterly report on Form 10-Q. These notes discuss accounting policies applied in the accounting for acquisitions and new accounting pronouncements that may be relevant to us. We consider our accounting policies to be critical to an understanding of our financial statements because their application requires significant judgment and reliance on estimations of matters that are inherently uncertain. Specific risks relate to the accounting policies applied in revenue recognition and valuation of accounts receivable, the measurement of acquired assets and liabilities in business combinations, valuation of Medicare and Medicaid settlement receivables, valuation of assets and determination of asset impairment, accruals for self-insured liabilities for general and professional liability, workers’ compensation and health and dental claims, conditional asset retirement obligations, and valuation of deferred income tax assets. There can be no assurance given that a future provision will not be required, if the estimates of value change or actual results differ from the estimates made.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Qualitative Disclosures
     We use interest rate swaps to hedge a significant portion of the fair value of our debt obligations and interest rate caps to limit our exposure to increases in interest rates.
     For our variable rate debt, changes in interest rates generally do not impact the market value of the debt instruments, but do affect our future income and cash flows. At March 31, 2006, we had $272.1 million of fixed rate debt outstanding that has been effectively converted to variable rate debt using interest rate swaps. Assuming that the balance of this debt remains constant, each one percentage point increase in the six-month LIBOR will result in an annual increase in interest expense, and a corresponding decrease in cash flows, of approximately $2.7 million. Conversely, each one percentage point decrease in the six-month LIBOR will result in an annual decrease in interest expense, and a corresponding increase in cash flows, of approximately $2.7 million. Increases in interest expense are limited by interest rate caps that reimburse us to the extent that the six-month LIBOR exceeds 7%.
     In addition, we have $107.4 million of variable rate debt outstanding as of March 31, 2006, which rates generally move in a manner similar to the six-month LIBOR. Assuming that the balance of this debt remains constant, each one percentage point increase in the six-month LIBOR will result in an annual increase in interest expense, and a corresponding decrease in cash flows, of approximately $1.1 million. Conversely, each one percentage point decrease in the six-month LIBOR will result in an annual decrease in interest expense, and a corresponding increase in cash flows, of approximately $1.1 million.
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

Quantitative Disclosures
     The table below presents principal or notional amounts and related weighted average interest rates by year of maturity for our debt obligations and interest rate swaps as of March 31, 2006:

								Estimated
								Fair Value of
	Maturity Date through December 31,							Liability
	2006	2007	2008	2009	2010	Thereafter	Total	(Asset)
	(dollars in thousands)
LONG-TERM DEBT:
Fixed Rate	$2,577	$6,251	$26,822	$12,090	$214,957	$170,325	$433,022	$447,805
Average Interest Rate	6.18%	6.73%	6.07%	6.38%	8.47%	7.06%	7.66%
Variable Rate	$645	$860	$860	$41,710	$63,280	—	$107,355	$107,355
Average Interest Rate	6.31%	6.31%	6.31%	6.31%	6.42%	—	6.38%
INTEREST RATE SWAPS:
(fixed to variable) Notional Amount	—	—	—	—	—	$275,000	$275,000	$9,744
Average Pay Rate (variable rate).	—	—	—	—	—	8.59%	8.59%
Average Receive Rate (fixed rate)	—	—	—	—	—	8.31%	8.31%
INTEREST RATE CAPS:
Notional Amount	—	—	—	—	—	$150,000	$150,000	$(310)
Notional Amount	—	—	—	—	—	$125,000	$125,000	$5,096
     The above table incorporates only those exposures that existed as of March 31, 2006 and does not consider those exposures or positions which could arise after that date or future interest rate movements. As a result, the information presented above has limited predictive value. Our ultimate results with respect to interest rate fluctuations will depend upon the exposures that occur, our hedging strategies at the time and interest rate movements.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     In accordance with Rule 15d – 15 (b) of the Securities Exchange Act of 1934, our management has evaluated, with the participation of our Chairman of the Board and Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Treasurer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the 2006 March quarter. Based upon their evaluation of these disclosure controls and procedures, our Chairman of the Board and Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Treasurer concluded that the disclosure controls and procedures were effective as of the end of the 2006 March quarter to ensure that material information relating to us (including our consolidated subsidiaries) was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.
Changes in Internal Controls Over Financial Reporting
     There were no changes in our internal controls over financial reporting that occurred during the 2006 March quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
     There were no material developments related to our legal proceedings during the 2006 March quarter. For further information regarding our legal proceedings, refer to “Item 3 — Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2005 as well as the paragraphs which discuss litigation and the Omnicare Preferred Provider Agreement in Note 14 and 15 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
     There have been no material changes to the risk factors presented in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005.
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
EXTENDICARE HEALTH SERVICES, INC.

Date: May 12, 2006	By:	/s/ Richard L. Bertrand
Richard L. Bertrand
Senior Vice President, Chief Financial Officer and Treasurer and Director (Principal Accounting Officer)

EXTENDICARE HEALTH SERVICES, INC.
EXHIBIT INDEX

31.1	Certifications of Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Senior Vice President, Chief Financial Officer and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Written Statement of Chairman of the Board and Chief Executive Officer and Senior Vice President, Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350.