Form 10-Q
period 2006-06-30
EXTENDICARE HEALTH SERVICES INC
filed 2006-08-11
CIK 1052024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
     Common Stock — 1,000 shares authorized, $1.00 par value per share; 947 shares issued and outstanding as of August 9, 2006. All issued and outstanding shares of Common Stock are held indirectly by Extendicare Inc., a publicly traded Canadian company.

EXTENDICARE HEALTH SERVICES, INC.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
EXTENDICARE HEALTH SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
REVENUES:
Nursing and assisted living facilities	$303,998	$297,837	$602,225	$577,252
Outpatient therapy	2,978	2,903	5,711	5,630
Other	4,759	4,294	9,875	8,961

	311,735	305,034	617,811	591,843

COSTS AND EXPENSES (INCOME):
Operating	250,642	235,968	497,445	468,208
General and administrative	11,089	9,773	23,443	19,382
Lease costs	5,708	5,681	11,407	10,190
Depreciation and amortization	12,062	11,797	23,948	21,665
Accretion of retirement obligations (Note 2)	215	—	429	—
Interest expense, net (Note 8)	11,385	9,913	22,084	18,097
Valuation adjustment on interest rate caps (Note 9)	(324)	939	(413)	2,237
Loss (Gain) on disposal of assets (Note 11)	2,636	(630)	2,555	(1,078)
Loss on refinancing and retirement of debt (Note 8)	—	—	—	275

	293,413	273,441	580,898	538,976

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	18,322	31,593	36,913	52,867
Income tax expense (Note 4 (b))	9,689	12,295	16,478	20,680

NET INCOME FROM CONTINUING OPERATIONS	8,633	19,298	20,435	32,187

Loss from discontinued operations before income taxes (Note 12)	(1,943)	(6,613)	(4,965)	(7,993)
Income tax benefit on discontinued operations (Note 12)	(801)	(2,614)	(2,050)	(3,159)

NET LOSS FROM DISCONTINUED OPERATIONS	(1,142)	(3,999)	(2,915)	(4,834)

NET INCOME	$7,491	$15,299	$17,520	$27,353

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXTENDICARE HEALTH SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2006 AND DECEMBER 31, 2005
(In thousands except share data)

	June 30,	December 31,
	2006	2005
ASSETS
Current Assets :
Cash and cash equivalents	$7,531	$13,347
Short-term investments	2,371	5,722
Accounts receivable, less allowances of $15,586 and $13,813 respectively	138,681	120,982
Supplies, inventories and other current assets	19,040	23,173
Income taxes receivable	1,083	557
Deferred state income taxes	5,027	4,660
Due from shareholder and affiliates (Note 10):
Federal income taxes receivable	8,970	10,450
Deferred federal income taxes	16,471	15,787

Total current assets	199,174	194,678

Property and equipment, net	767,410	750,075
Goodwill and other intangible assets, net	86,363	85,476
Other assets	33,498	28,563

Total Assets	$1,086,445	$1,058,792

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities:
Outstanding checks in excess of bank balance	$—	$13,453
Current maturities of long-term debt and capital lease obligations (Note 8)	4,250	4,142
Accounts payable	30,027	29,169
Accrued liabilities	125,590	117,448
Current portion of accrual for self-insured liabilities	12,500	12,500
Current portion of amounts due to shareholder and affiliates (Note 10)	2,995	2,975

Total current liabilities	175,362	179,687

Accrual for self-insured liabilities	18,830	21,691
Long-term debt and capital lease obligations (Note 8)	530,268	515,084
Deferred state income taxes	58	479
Other long-term liabilities	33,979	32,652
Due to shareholder and affiliates (Note 10):
Deferred federal income taxes	11,740	9,815
Other	5,098	5,940

Total Liabilities	775,335	765,348

Shareholder’s Equity:
Common stock, $1 par value, 1,000 shares authorized, 947 shares issued and outstanding	1	1
Additional paid-in capital	209,917	209,771
Retained earnings	101,192	83,672

Total Shareholder’s Equity	311,110	293,444

Total Liabilities and Shareholder’s Equity	$1,086,445	$1,058,792

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXTENDICARE HEALTH SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2006
(In thousands except share data)

	Common Stock		Additional		Total
			Paid-In	Retained	Shareholder's
	Shares	Amount	Capital	Earnings	Equity

BALANCES at DECEMBER 31, 2005	947	$1	$209,771	$83,672	$293,444

Net income	—	—	—	17,520	17,520

Income tax benefit from parent stock options exercised	—	—	146	—	146

BALANCES at JUNE 30, 2006	947	$1	$209,917	$101,192	$311,110

The accompanying notes are an integral part of these consolidated financial statements.

EXTENDICARE HEALTH SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(In thousands)

	Six Months Ended	Six Months Ended
	June 30, 2006	June 30, 2005
OPERATING ACTIVITIES:
Net income	$17,520	$27,353
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,072	22,607
Amortization of deferred financing costs	1,033	925
Amortization of purchase accounting adjustments for leases and debt	(262)	(251)
Amortization of purchase accounting adjustments for below market resident leases	(859)	(1,165)
Accretion of retirement obligations (Note 2)	439	—
Provision for self-insured liabilities	4,680	4,037
Payment of self-insured liability claims	(7,542)	(7,209)
Deferred income taxes	453	3,497
Valuation adjustment on interest rate caps	(413)	2,237
(Gain) loss on disposal of assets and impairment of long-lived assets	4,157	4,622
Loss on refinancing and retirement of debt	—	275

Changes in assets and liabilities:
Accounts receivable attributable to Indiana and Pennsylvania provider tax	1,761	(17,618)
Accounts receivable	(19,461)	(10,207)
Other assets	(3,897)	573
Supplies, inventories and other current assets	4,197	2,951
Accounts payable	858	(4,153)
Accrued liabilities attributable to Indiana and Pennsylvania provider tax	(1,896)	10,904
Accrued liabilities	9,961	5,632
Income taxes payable/receivable	(511)	1,135
Current due to shareholder and affiliates	(1,541)	5,204

Cash provided by operating activities	32,749	51,349

INVESTING ACTIVITIES:
Payment for acquisition of ALC (Note 5)	—	(144,316)
Cash balances in ALC as of acquisition	—	6,547
Payments for other acquisitions (Note 6)	(24,723)	(8,218)
Payments for new construction projects	(5,837)	(13,106)
Payments for purchase of property and equipment	(16,255)	(11,437)
Proceeds from sale of investments	3,054	976
Proceeds from sale of assets held for sale	1,719	—
Proceeds from sale of property and equipment	135	1,878
Changes in other non-current assets	(492)	(862)

Cash used in investing activities	(42,399)	(168,538)

FINANCING ACTIVITIES:
Proceeds from Revolving Credit Facility to finance ALC acquisition	—	60,000
Proceeds from 6% EHI Term Note to finance ALC acquisition	—	55,000
Payments of long-term debt	(1,644)	(20,350)
Payments on line of credit	(12,000)	(8,000)
Proceeds from issuance of long-term debt	29,000	10,000
Payment of deferred financing costs	(1)	(125)
Outstanding checks in excess of bank balance	(13,453)	—
Other long-term liabilities	1,932	981

Cash provided by financing activities	3,834	97,506

Decrease in cash and cash equivalents	(5,816)	(19,683)
Cash and cash equivalents, beginning of period	13,347	29,612

Cash and cash equivalents, end of period	$7,531	$9,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXTENDICARE HEALTH SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(In thousands)

	Six Months Ended	Six Months Ended
	June 30, 2006	June 30, 2005
Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$21,046	$16,455
Income tax payments, net of refunds	13,069	14,581

Supplemental schedule of noncash investing and financing activities:
The Company acquired all of the capital stock of Assisted Living Concepts, Inc. for $144,316. In connection with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$—	$316,984
Cash paid	—	(144,316)

Liabilities assumed	$—	$172,668

Capital lease obligations incurred to purchase properties	$—	$12,822

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
Basis of Presentation
     The accompanying condensed consolidated financial statements as of and for the three months and six months ended June 30, 2006 and 2005 are unaudited and have been prepared in accordance with the instructions to Form 10-Q. Such financial statements do not include all of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments necessary for a fair presentation of such financial statements have been included. The condensed consolidated balance sheet information as of December 31, 2005 has been derived from the Company’s audited consolidated financial statements.
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
     The following table shows what net income would have been had FIN No. 47 been applied in 2005:

Six Months Ended
June 30, 2005
(in thousands)
Net income, as reported	$27,353

Effect of adoption of FIN No. 47 on prior year:
Income before income taxes	(458)
Income tax expense (benefit)	(184)

Net income	(274)

Adjusted net income after effect of adoption of FIN No. 47	$27,079

3. New Accounting Pronouncements
Accounting for Uncertainty in Income Taxes
     In July, 2006 the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, that comes into effect for fiscal years commencing after December 15, 2006. The objective of FASB Interpretation No. 48 was to increase the comparability in financial reporting of income tax uncertainties by requiring all companies to make explicit disclosures about uncertainties in the income tax positions, including a detailed roll-forward of tax benefits taken that do not qualify for financial statement recognition. FASB Interpretation No. 48 will require companies to identify tax positions where there is a more-likely-than-not recognition threshold that the tax position taken in their tax returns would be sustained as filed. For these tax positions, the company should recognize the largest amount of the tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. The Company is currently evaluating the impact of FASB Interpretation No. 48 to determine the impact on its deferred and current tax liability.

4. Extendicare’s Strategic Initiative
a) Announcement of Reorganization
     On May 31, 2006, the Board of Directors of Extendicare unanimously approved a proposed reorganization (“Reorganization”). It is anticipated that the Reorganization, subject to approvals, will be implemented by a plan of arrangement and involve: (1) the spin-off (“Spin-Off”) of Assisted Living Concepts, Inc. (“ALC”) as a public company, expected to be listed on the New York Stock Exchange, to the Subordinate Voting and Multiple Voting shareholders of Extendicare, and (2) after giving effect to the Spin-Off of ALC, the conversion of Extendicare into a Canadian real estate investment trust (“Extendicare REIT”), expected to be listed on the Toronto Stock Exchange. The Reorganization will require two-thirds approval of the Subordinate Voting shareholders and the Multiple Voting shareholders of Extendicare voting in person or by proxy at separate shareholder meetings, approval of the Ontario Superior Court of Justice and various Canadian and U.S. regulatory approvals. After the Spin-Off, Extendicare REIT and ALC will be independently managed, operated and financed.
     Management is continuing to drive the process forward and expects to complete the Reorganization by the middle of October 2006. Upon completion of the Reorganization, it is anticipated that ALC will operate 206 assisted living facilities totaling 8,251 units in 17 states in the U.S. Prior to and in connection with the Spin-Off, 29 assisted living properties and their operations currently owned and operated by the Company will be sold to ALC. On completion of the Reorganization, ALC will maintain a subordinate voting and multiple voting share structure similar to the current structure of Extendicare, except that the ALC multiple voting Class B common shares will generally be transferable only to related persons, unless first converted to subordinate voting Class A common shares on the basis of one Class B common share for 1.075 Class A common shares.
     The Extendicare REIT will continue to operate the U.S. and Canadian nursing home and related long-term care businesses of Extendicare. On completion of the Reorganization, Extendicare Subordinate Voting shareholders will be entitled to receive one unit of the Extendicare REIT and one ALC subordinate voting Class A common share for each Extendicare Subordinate Voting Share, whereas Extendicare Multiple Voting shareholders will be entitled to receive 1.075 units of the Extendicare REIT and one ALC multiple voting Class B common share for each Extendicare Multiple Voting Share. In connection with the Reorganization, the Company anticipates refinancing its Senior Notes, Senior Subordinated Notes and Revolving Credit Facility and Term Loan.
     Prior to the May 31, 2006 announcement, in February 2006, the Board of Directors of Extendicare had announced the appointment of a committee of independent directors to review and consider various structures and options that would provide value to its shareholders. At that time, the Board of Directors of Extendicare believed that the Extendicare share price had not been reflective of its underlying operational performance and historical results. A sale or reorganization of all or part of Extendicare, which may have included the Company, were among the alternatives explored. Extendicare had also appointed Lehman Brothers to be its advisor. On May 8, 2006, Extendicare reported that the special committee of its Board of Directors was continuing to review strategic alternatives and had, in addition, retained Borden Ladner Gervais LLP as separate legal counsel and Genuity Capital Markets, Inc. as its independent financial investment advisors.
     In the second quarter of 2006, the Company recorded legal, audit and other professional fees of $2.3 million associated with the Spin-Off of ALC (refer to Note 11).
b) Deferred Income Taxes Relating to Difference between Book and Tax Basis of ALC Stock
     Paragraph 34 of SFAS No. 109, “Accounting for Income Taxes,” in conjunction with APB Opinion No. 23, states that a deferred tax asset or liability shall be recognized for the difference between the tax basis and the book basis of an investment in a subsidiary when it is apparent that a company will not recover its investment in a tax-free manner. Based upon the announcement by Extendicare regarding the Reorganization and the taxable Spin-Off of ALC, a deferred income tax liability of $1.4 million has been recorded for the difference between the Company’s book and tax basis of ALC stock through a charge to income tax expense.

5. Acquisition of ALC
     On January 31, 2005, the Company completed the acquisition of ALC for a total purchase consideration of approximately $285 million, including the assumption of ALC’s existing debt with a book value of approximately $141 million. The Company financed the acquisition by using approximately $29 million of cash on hand, a $55 million 6% Term Note due 2010 from the Company’s U.S. parent company, Extendicare Holdings, Inc. (“EHI”), and drawing $60 million from the Revolving Credit Facility (“former Revolving Credit Facility”). On January 31, 2005, ALC had a portfolio of 177 assisted living facilities, comprised of 122 owned properties and 55 leased facilities representing 6,838 units, located in 14 states, many in markets where the Company operated. The goal of the acquisition was to expand the Company’s asset portfolio and level of non-government based revenue sources.
     The operations of ALC are included in the condensed consolidated financial statements of income and the condensed consolidated statements of cash flows beginning February 1, 2005. The assets and liabilities of ALC are included within the condensed consolidated balance sheet as of December 31, 2005 and June 30, 2006.
     Below is pro forma income statement information of the Company prepared assuming the acquisition of ALC had occurred as of January 1, 2005. This pro forma information includes purchase accounting adjustments but does not include estimated cost savings.

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
	( in thousands)	( in thousands)
Total revenues	$312,348	$621,605

Income before income taxes	24,980	44,060

Net income	15,299	26,858
6. Other Acquisitions and New Construction
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

7. Approval of Indiana and Pennsylvania State Plans and Amendments Relating to Medicaid Revenues
     In May 2005, the State of Indiana announced that it had received approval from the Centers for Medicare and Medicaid Services (“CMS”) of a state plan amendment and waiver, which increased federal funding to the Medicaid program retroactively back to July 1, 2003. The state plan amendment was approved by the State of Indiana and revenue rates were announced in June 2005. As a result, in the second quarter of 2005, the Company recognized incremental revenues pertaining to the state plan amendment of $11.0 million and provider tax expense of $6.3 million relating to the period from July 1, 2003 to December 31, 2004. In addition, the Company also recognized incremental revenues of $4.3 million and provider tax expense of $2.5 million relating to the period from January 1, 2005 through June 30, 2005. The receipt of the aggregate incremental revenues pertaining to the Indiana state plan amendments of $15.3 million, and payment of the aggregate provider taxes of $8.8 million, occurred in the third and fourth quarters of 2005.
     In January 2005, the State of Pennsylvania received approval from the CMS for state plan amendment and waivers, which increase federal funding for their Medicaid program and provide nursing facilities with revenue rate increases to offset new state provider taxes. In March 2005, the State of Pennsylvania officially approved and committed to the state plan amendment and waiver. As a result of the Pennsylvania approval, in the first quarter of 2005 the Company recognized incremental revenues pertaining to the state plan amendment of $16.5 million and provider tax expense of $13.3 million relating to the period from July 1, 2003 to December 31, 2004. Offsetting this, the State of Pennsylvania published its final Medicaid rates for the period commencing July 1, 2004, which resulted in a reduction of previously accrued revenues of $0.6 million. In the first quarter of 2005, the Company also recognized incremental revenues pertaining to the Pennsylvania state plan amendment of $2.5 million and provider tax expense of $2.2 million relating to the period from January 1, 2005 through March 31, 2005.
8. Line of Credit and Long-term Debt
Summary of Long-term Debt
     Long-term debt consisted of the following:

	Interest	June 30,	December 31,
	Rate (1)	2006	2005
	(in thousands)
9.50% Senior Notes due 2010	9.54%	$149,778	$149,756
6.875% Senior Subordinated Notes due 2014	7.23%	122,378	122,255
Term Loan due 2010, at variable interest rates	6.70%	85,140	85,570
6.00% EHI Term Note due 2010	6.00%	55,000	55,000
6.00% EI Term Note due 2010	6.00%	8,900	8,900
Mortgage notes payable, interest rates ranging from 0% to 8.0%, maturing through 2008	6.64%	3,663	3,836
6.25% Industrial Development Revenue Bond, maturing 2008	6.25%	735	735
Revolving Credit Facility due 2010 at variable interest rates	7.02%	17,000	—

ALC Debt:
6.24% Red Mortgage Capital Note due 2014	6.51%	36,198	36,533
DMG Mortgage notes payable, interest rates ranging from 5.98% to 6.06%, due 2008	6.01%	26,694	27,263
Capital lease obligations, interest rates ranging from 2.84% to 13.54%, maturing through 2009	6.36%	12,029	12,222
Oregon Trust Deed Notes, interest rates ranging from 0% to 9.0%, maturing from 2020 through 2026	6.72%	9,367	9,483
HUD Insured Mortgages, interest rates ranging from 7.40% to 7.55%, due 2036	6.89%	7,636	7,673

Long-term debt before current maturities		534,518	519,226
Less current maturities		4,250	4,142

Total long-term debt		$530,268	$515,084

(1)	Interest rate is effective interest rate as of June 30, 2006.

     As of June 30, 2006 certain long-term debt instruments are secured by assets of, and have restrictive covenants that apply to the Company, ALC and ALC’s restricted subsidiaries. Certain long-term debt instruments of ALC’s other, or unrestricted, subsidiaries are secured by, and have restrictive covenants that apply only to ALC’s unrestricted subsidiaries (identified above as ALC Debt). Additional information related to these long-term debt instruments are outlined below.
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
     On April 22, 2004 the Company entered into interest rate swap and interest rate cap agreements to convert the fixed-rate debt on the 2010 Senior Notes to variable rates, subject to the interest rate cap. Refer to Note 9 for the terms of the interest rate swap and cap agreements.
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
     Refer to Note 4 in respect of the Extendicare announcement to refinance the 2010 Notes in connection with the Reorganization.

2014 Notes
     On April 22, 2004, the Company issued and sold $125 million aggregate principal amount of its 6.875% Senior Subordinated Notes due May 1, 2014 (the “2014 Notes”) pursuant to Rule 144A and Regulation S under the Securities Act. The 2014 Notes were issued at a price of 97.5001% of par to yield 7.23%. The net proceeds from the issuance of the 2014 Notes were approximately $117.4 million, net of a discount of $3.1 million and fees and expenses of $4.5 million. The Company used these net proceeds, along with cash on hand and borrowings under its former Revolving Credit Facility, to purchase for cash the 9.35% Senior Subordinated Notes due 2007 (the “2007 Notes”), tendered in the April 2004 tender offer for the 2007 Notes, to redeem the 2007 Notes not tendered in the tender offer prior to May 24, 2004 and to pay related fees and expenses of the tender offer and redemption. In August 2004, the Company completed its offer to exchange new 6.875% Senior Subordinated Notes due 2014 that have been registered under the Securities Act for the 2014 Notes issued in April 2004. The terms of the new 2014 Notes are identical to the terms of the 2014 Notes issued in April 2004.
     On April 22, 2004, the Company entered into interest rate swap and interest rate cap agreements to convert the fixed-rate debt on the 2014 Notes to variable rates, subject to the interest rate cap. Refer to Note 9 for the terms of the interest rate swap and cap agreements.
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
     Refer to Note 4 in respect of the Extendicare announcement to refinance the 2014 Notes in connection with the Reorganization.
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
     As of June 30, 2006, the Company had borrowings of $85.1 million under the Term Loan, and $17.0 million in borrowings under the revolving line of credit under the Amended and Restated Credit Facility. The unused portion of the Amended and Restated Credit Facility that is available for working capital and corporate purposes, after reduction for outstanding letters of credit of $18.2 million (which does not include letters of credit of $3.7 million secured by ALC cash collateral), was $78.8 million as of June 30, 2006.
     The Amended and Restated Credit Facility requires the Company to comply with various financial covenants, including fixed charge coverage, debt leverage, and tangible net worth ratios.
     Refer to Note 4 in respect of the Extendicare announcement to refinance the Term Loan and the Amended and Restated Credit Facility in connection with the Reorganization.
     There were no significant changes in the other debt instruments from the Annual Report filed on Form 10-K for the year ended December 31, 2005.
Loss on Refinancing and Retirement of Debt
     The following summarizes the components of the loss on refinancing and retirement of debt:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
	(in thousands)
Loss on early retirement of Mortgage Note	$—	$—	$—	$140
Loss on early retirement of Industrial Development Revenue Bond	—	—	—	135

	$—	$—	$—	$275

Interest expense, net
     The following summarizes the components of interest expense, net:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	(in thousands)
	2006	2005	2006	2005
Interest expense	$11,727	$10,179	$22,897	$18,735
Interest income	(342)	(266)	(813)	(638)

	$11,385	$9,913	$22,084	$18,097

9. Derivative Instruments and Hedging Activities
Objectives and Strategies
     As of June 30, 2006, the Company had approximately $432.4 million of fixed rate debt outstanding. To hedge the changes in fair value of selected fixed-rate debt obligations described below, in April 2004, the Company entered into interest rate swap agreements under which it pays a variable rate of interest and receives a fixed rate of interest. These interest rate swaps are designated as fair value hedges under Statement of Financial Accounting Standards (“SFAS”) No. 133 and changes in the market value of the interest rate swaps have no impact on the statement of income unless they are terminated or are no longer designated as hedges. In addition, the Company has entered into interest rate cap agreements to limit its exposure to increases in interest rates. The Company does not speculate using derivative instruments.
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
     Refer to Note 4 in respect of the Extendicare announcement to refinance the 2010 and 2014 Notes that could result in the termination of both the 2010 and 2014 Swaps and Caps in connection with the Reorganization.

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
     As of June 30, 2006, the fair value of the interest rate swaps designated as fair value hedges was a liability of $12.9 million and was offset by a favorable market value adjustment of $12.9 million relating to the hedged items (2010 Senior Notes and 2014 Notes). As of June 30, 2006, the fair value of the 2010 Cap was an asset of $0.3 million recorded in other long-term assets and the fair value of the 2014 Cap was a liability of $4.5 million recorded in other long-term liabilities.
     The fair value of the Company’s interest rate caps are dependent on projected six-month LIBOR and the projected volatility of these rates. Changes in the fair value are charged or credited to the valuation adjustment on interest rate caps in the consolidated statements of income.
Valuation Adjustment on Interest Rate Caps
     The valuation adjustment on interest rate caps was income of $0.3 million and $0.4 million for the three months and six months ended June 30, 2006 and expense of $0.9 million and $2.2 million for the three months and six months ended June 30, 2005.

10. Due to Shareholder and Affiliates
     The Company had non-interest bearing amounts due from (to) its shareholder and affiliates as follows:

		June 30,	December 31,
Affiliate	Purpose	2006	2005
		(in thousands)
		Receivable (payable)

Current assets:
Extendicare Holdings, Inc.	Federal income taxes receivable	$8,970	$10,450
Extendicare Holdings, Inc.	Deferred federal income taxes	16,471	15,787

		25,441	26,237

Current liabilities:
Virtual Care Provider, Inc.	Working capital advances	(3,000)	(3,000)
The Northern Group, Inc.	Intercompany operating expenses	(2)	16
Laurier Indemnity Company, Ltd.	Intercompany insurance premium	4	6
Extendicare Holdings, Inc.	Working capital advances	3	3

		(2,995)	(2,975)

Long-term liabilities:
Extendicare Holdings, Inc.	Deferred federal income taxes	(11,740)	(9,815)

Other:
Extendicare Inc.	Advances	(837)	281
Extendicare Holdings, Inc.	Advances	(3,483)	(3,483)
Virtual Care Provider, Inc.	Advances	(778)	(2,738)

		(5,098)	(5,940)

		$5,608	$7,507

     As of June 30, 2006, the $0.8 million liability above, owed to Extendicare Inc., included a $2.3 million liability related to costs associated with the Spin-Off of ALC.
     In addition to the above, as of June 30, 2006, the Company owes EHI a Term Loan in the amounts of $55.0 million and owes Extendicare a Term Note of $8.9 million, both of which are included in long-term debt. In January 2005, Extendicare advanced $55.0 million to EHI, which, in turn, advanced $55.0 million as a Term Note to the Company to partially finance the ALC acquisition. This Term Note has a term of five years and bears interest at 6%. Effective April 1, 2005, the $8.9 million advance to the Company was converted to a Term Note with a term of five years bearing interest at 6%. These Term Notes can be repaid at any time by the Company.

11. Loss (Gain) on Disposal of Assets
     The following summarizes the components of the loss (gain) on the disposal of assets and impairment of long-lived assets (excluding discontinued operations):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
	(in thousands)
Costs related to Spin-off of ALC	$2,300	$—	$2,300	$—
Gain on sale of Omnicare common stock	—	—	(276)	—
Unrealized loss on Omnicare common stock	378	—	573	—
Gain on sale of MetLife common shares	—	(630)	—	(630)
Gain on sale of Madison, Indiana property	(42)	—	(42)	—
Gain on sale of Greenbelt, Maryland property	—	—	—	(448)

	$2,636	$(630)	$2,555	$(1,078)

     In the second quarter of 2006, the Company recorded legal, audit and other professional fees of $2.3 million associated with the Spin-Off of ALC.
     In the second quarter of 2006, the Company sold for $0.1 million in cash a property in Indiana that formerly was a nursing facility, but was closed in 2004. The pre-tax gain on this disposition was $42,000. In the first quarter of 2005, the Company sold for $1.9 million in cash a property in Maryland that formerly was a nursing facility, but was closed in 1998. The pre-tax gain on this disposition was $0.4 million.
12. Discontinued Operations
     The following is a summary of the results of operations for facilities that have been disposed of, or are under a plan of divestiture, as of June 30, 2006. Discontinued operations have been reclassified for the comparative 2005 period.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
	(in thousands)
Revenues	$2,915	$7,314	$6,611	$14,652

Costs and expenses (income):
Operating	3,994	7,699	9,719	15,886
Lease costs	19	103	123	202
Depreciation and amortization	37	470	124	942
Accretion	4	—	9	—
Interest income	—	(45)	—	(85)
Gain on disposal of assets	(210)	—	(1,144)	—
Loss on impairment of long-lived assets	1,014	5,700	2,745	5,700

	4,858	13,927	11,576	22,645

Loss from discontinued operations before income taxes	(1,943)	(6,613)	(4,965)	(7,993)
Income tax benefit	(801)	(2,614)	(2,050)	(3,159)

Net loss from discontinued operations	$(1,142)	$(3,999)	$(2,915)	$(4,834)

The above summary of discontinued operations includes the following:

(a) Closure and Disposition of Nursing Facility in Wisconsin
     In the second quarter of 2006, due to poor financial performance and future capital needs of the nursing facility (63 beds), the Company decided to dispose of the facility, or close and actively pursue the disposition of the property, located in Milwaukee, Wisconsin. As a result, the Company has reclassified the financial results of this facility to discontinued operations and recorded an impairment charge of $1.0 million to reduce the property value to $0.2 million, based upon its valuation of property.
(b) Closure and Disposition of Assisted Living Facility in Texas
     In the first quarter of 2006, due to poor financial performance and future capital needs of the facility, the Company decided to close an assisted living facility (60 units) located in San Antonio, Texas and actively pursue the disposition of the property on the market. As a result, the Company has reclassified the financial results of this facility to discontinued operations and recorded an impairment charge of $1.7 million to reduce the property value to $1.7 million, based upon its valuation of property.
(c) Closure of Assisted Living Facility in Washington
     In the first quarter of 2006, the lease term for an assisted living facility (63 units) in Edmonds, Washington ended and the Company decided to terminate its operations due to poor financial performance. However, to assist the landlord in seeking an alternative operator or buyer of the property, the Company agreed to continue to operate the facility until April 30, 2006 when it concluded its relationship with the landlord. As a result, the Company has reclassified the financial results of this facility to discontinued operations. There was no gain or loss on disposition of the operations and leasehold interest.
(d) Lakeside Nursing Facility in Wisconsin
     In December 2005, the Company sold for net proceeds of $1.2 million the Lakeside nursing facility formerly leased to and operated by Lakeside Health, L.L.C. (“Lakeside Health”), a subsidiary of Benedictine Health Dimensions, Inc. (“Benedictine”) and recognized a pre-tax gain of $0.8 million. The pre-tax gain only partially offsets the $6.0 million loss from operations recorded for funding the Lakeside Health operating deficiencies for the year ended December 31, 2005. In the first quarter of 2006, the Company incurred a general liability punitive claim settlement of $1.4 million that is classified as an operating expense in the above table, pertaining to the period that the Company operated the facility prior to Benedictine leasing and operating the facility.
(e) Closure and Disposition of Three Nursing Facilities in Minnesota
     In the third quarter of 2005, due to poor financial performance of the facilities, the Company made the decision, with State of Minnesota approval, to close three nursing facilities (343 beds) located in Minneapolis/St. Paul, Minnesota and actively pursue the disposition of the properties on the market. As a result, the Company has reclassified the financial results of these three nursing facilities as discontinued operations and recorded an impairment charge of $2.1 million in 2005 based upon its initial valuation of properties. One of these properties was sold in March 2006 for cash of $1.2 million resulting in a pre-tax gain of $0.9 million. A second property was sold in April 2006 for cash of $0.5 million resulting in a pre-tax gain of $0.2 million. The other property is included in assets held for sale as of June 30, 2006, with a net book value of $0.8 million, and is being actively marketed by the Company.
(f) Sale of Florida Properties
     In the third quarter of 2005, the Company sold for net proceeds of $9.4 million, six nursing properties formerly leased by Senior Health Properties — South, Inc. (“Senior Health — South”), and in conjunction with the sale collected in full advances of $3.2 million from Senior Health — South resulting in a pre-tax gain of $3.4 million. This transaction represented the final step in the plan to divest of all assets held in the State of Florida. However, the Company incurred and expensed legal costs of $0.4 million during the six months ended June 30, 2006 relating to its discontinued operations in Florida.

13. Other Commitments and Contingencies
Capital Expenditures
     As of June 30, 2006, the Company had capital expenditure purchase commitments outstanding of approximately $12.6 million, not including the construction projects discussed in the next paragraph.
     As of June 30, 2006, the Company had six new construction projects in progress, which are expected to add 153 nursing beds and 43 assisted living units. The total estimated cost of the projects is $24.5 million, and they are expected to be completed in 2006 and 2007. Costs incurred through June 30, 2006 on these projects were approximately $6.3 million and purchase commitments of $11.4 million are outstanding.
Insurance and Self-insured Liabilities
     The Company insures certain risks with affiliated insurance subsidiaries of Extendicare and third-party insurers. The insurance policies cover comprehensive general and professional liability (including malpractice insurance) for the Company’s health providers, assistants and other staff as it relates to their respective duties performed on the Company’s behalf, workers’ compensation and employers’ liability in amounts and with such coverage and deductibles as determined by the Company, based on the nature and risk of its businesses, historical experiences, availability and industry standards. The Company also self insures for health and dental claims, in certain states for workers’ compensation and employers’ liability and for general and professional liability claims up to a certain amount per incident. Self-insured liabilities with respect to general and professional liability claims are included within the accrual for self-insured liabilities. As of June 30, 2006, the Company had issued $19.6 million in letters of credit to outside third party insurers and the Ohio Bureau of Workers’ Compensation as security for workers’ compensation claims. Letters of credit of $16.7 million are secured by the Amended and Restated Credit Facility, and $2.9 million, which relate to ALC’s workers compensation, are secured by cash collateral. The letters of credit are renewed annually and mature in January 2007 and February 2007.
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
14. Uncertainties and Certain Significant Risks
Interests in Unrelated Long-Term Care Providers
     In the divestiture of the Texas operations to Senior Health Properties-Texas, Inc. (“Senior Health —Texas”), the Company retained ownership of four nursing properties, which are leased to Senior Health -Texas (refer to Note 21 to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005) and remain liable for the payment of rent, and other obligations under the Triple S Investment Company lease, for 12 nursing properties that are subleased to Senior Health -Texas. In addition, through the Texas and Florida divestiture programs, the Company provided advances and retained on-going consulting agreements, with the certain unrelated long-term providers. In aggregate, as of June 30, 2006, the Company owns nursing home properties in Texas with a net book value of $6.7 million and has a receivable of $0.4 million due from Senior Health —Texas, which is net of an allowance for uncollectible amounts of $4.5 million. For the properties leased and subleased to Senior Health -Texas, the Company earned gross rental income of $2.0 million and consulting fees of $0.4 million during each of the six months ended June 30, 2006 and 2005. In addition, the Company earned consulting and management fees from all other unrelated long-term care operators of $3.0 million and $2.9 million for the six months ended June 30, 2006 and 2005, respectively. The majority of consulting service contracts are on a monthly or short-term basis. As a result, the income and cash flow of the Company can be influenced by the financial stability of unrelated long-term operators and the continued provision of services to these providers.

Accrual for Self-Insured General and Professional Liabilities
     The Company had $31.3 million and $34.2 million in accruals for self-insured general and professional liabilities as of June 30, 2006 and December 31, 2005, respectively. An actuarial valuation of the self-insured general and professional liabilities was completed as of December 31, 2005. Though the Company has been successful in exiting from the states of Texas and Florida and limiting future exposure to general and professional liability claims, the timing and eventual settlement costs for these claims cannot be precisely defined.
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
     The Company is subject to surveys and inspections by state and federal authorities to ensure compliance with applicable laws and licensure requirements of the Medicare and Medicaid programs. The survey process is intended to review the actual provision of care and services, and remedies for assessed deficiencies can be levied based upon the scope and severity of the cited deficiencies. Remedies range from the assessment of fines to the withdrawal of payments under the Medicare and Medicaid programs. Should a deficiency not be addressed through the plan of correction, a facility can be decertified from the Medicare and Medicaid program. As of June 30, 2006, the Company has certain facilities under a plan of correction. While it is not possible to estimate the final outcome of the required corrective action, the Company has accrued for known costs.
15. Comprehensive Income
     Comprehensive income is as follows for the periods shown:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
	(in thousands)
NET INCOME	$7,491	$15,299	$17,520	$27,353

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gain (loss) on investments, before tax	—	(538)	—	(570)

Other comprehensive income (loss), before tax	—	(538)	—	(570)
Income tax benefit (provision) related to items of other comprehensive income	—	215	—	228

Other comprehensive income (loss), net of tax	—	(323)	—	(342)

COMPREHENSIVE INCOME	$7,491	$14,976	$17,520	$27,011

16. Subsequent Events
a) Acquisition in Kentucky
     On July 31, 2006 the Company acquired three nursing facilities (239 beds) in Richmond, Kentucky for $10.5 million in cash.
b) Purchase of ALC Office Building
     On August 2, 2006, the Company acquired an office building in Menomonee Falls, Wisconsin for $5.0 million in cash that will become headquarters for ALC.
c) Medicare Market Basket Rate Increase
     On July 27, 2006, CMS announced final regulations and rates for Medicare for fiscal 2007, indicating the implementation of a 3.1% market basket increase, effective October 1, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     We are one of the largest providers of long-term care and related services in the United States. We are an indirect wholly owned subsidiary of Extendicare Inc., or Extendicare, a Canadian publicly traded company. Through our subsidiary network of geographically clustered facilities, we offer a continuum of healthcare services, including nursing care, assisted living and related medical specialty services, such as subacute care and rehabilitative therapy. As of June 30, 2006, we operated or managed 361 long-term care facilities with 23,867 beds in 19 states, of which 147 were nursing facilities with 15,049 beds and 214 were assisted living and retirement facilities with 8,818 units. We also provided consulting services to 90 facilities with 10,473 beds in eight states. In addition, we operated 21 outpatient rehabilitation clinics in four states. We receive payment for our services from Medicare, Medicaid, private insurance, self-pay residents and other third party payors.
Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains forward-looking statements that are intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding anticipated financial performance, business strategy and goals for future operations, are forward-looking statements. These forward-looking statements can be identified as such because the statements generally include words such as “expect,” “intend,” “believe,” “anticipate,” “estimate,” “plan” or “objective” or other similar expressions. These forward-looking statements reflect our beliefs and assumptions, and are based on information currently available to us. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results, performance or achievements, or industry results, to be materially different from those expressed in, or implied by, these statements. Some, but not all, of the risks and uncertainties include those described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2005 and other filings with the Securities and Exchange Commission, and include the following:
•	the proposed Reorganization (as defined below);

•	Medicare and Medicaid payment levels and reimbursement methodologies and the application of such methodologies and policies adopted by the government and its fiscal intermediaries;

•	liabilities and claims asserted against us, such as resident care litigation, including our exposure for punitive damage claims and increased insurance costs;

•	national and local economic conditions, including their effect on the ability to hire and retain qualified staff and employees and the associated costs;

•	federal and state regulation of our business and change in such regulations, as well as our compliance with such regulations;

•	actions by our competitors; and

•	our ability to maintain and increase census levels.
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
     The principal elements of our business strategy are to:
•	provide quality, clinically based services;

•	strengthen Medicare census in our nursing facilities, private census in our assisted living facilities and total average daily census, or ADC, in both our nursing and assisted living facilities;

•	expand non-government based revenue sources, thereby decreasing the risk and reliance on government funding;

•	expand, and actively manage, our asset portfolio through acquisition or internal growth, and where appropriate, divest facilities that fail to meet our performance goals;

•	diversify within the long-term care industry through growth of facilities under full management and selected consulting services agreements and rehabilitation clinics;

•	increase our operating efficiency; and

•	increase operating cash flow.
     A full description of our business strategy and competitive strengths are outlined in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2005. In this Management’s Discussion and Analysis, the three-month period ended June 30, 2006 is referred to as the 2006 June quarter and the six-month period ended June 30, 2006 is referred to as the 2006 June YTD period. Comparative quarters or year-to-date periods are described consistent with the above.
     On May 31, 2006, the Board of Directors of Extendicare unanimously approved a proposed reorganization (“Reorganization”). It is anticipated that the Reorganization, subject to approvals, will be implemented by a plan of arrangement and involve: (1) the spin-off (“Spin-Off”) of Assisted Living Concepts, Inc. (“ALC”) as a public company, expected to be listed on the New York Stock Exchange (“NYSE”), to the Subordinate Voting and Multiple Voting shareholders of Extendicare, and (2) after giving effect to the Spin-Off of ALC, the conversion of Extendicare into a Canadian real estate investment trust (“Extendicare REIT”), expected to be listed on the Toronto Stock Exchange (“TSX”). The Reorganization will require two-thirds approval of the Subordinate Voting shareholders and the Multiple Voting shareholders voting in person or by proxy at separate shareholder meetings, approval of the Ontario Superior Court of Justice and various Canadian and U.S. regulatory approvals. After the Spin-Off, Extendicare REIT and ALC will be independently managed, operated and financed. Upon completion of the Reorganization, it is anticipated that ALC will operate 206 assisted living facilities, totaling 8,251 units, in 17 states, and will rank in the top five in size of assisted living companies in the U.S. The Extendicare REIT will continue to operate the U.S. and Canadian nursing home and related businesses of Extendicare, including us.
     Effective January 1, 2006, the funding of the RUGs Refinement enhancements were terminated resulting in an estimated loss of approximately $20.00 per Medicare day. In conjunction with this change, the Centers of Medicare and Medicaid Services, or CMS, implemented the expansion of nine new RUGs classifications to reimburse operators for the care provided for medically complex residents who require rehabilitation services and treatment of multiple illnesses. In addition, CMS also increased RUGs rates in the nursing and therapy components of the case mix index for all 53 RUGs rates. In preparation of these changes and over the first quarter, we refocused our marketing strategies to target residents requiring short-term rehabilitative services and trained our clinical staff to ensure we accurately assessed our residents in accordance with the changes made in the RUGs classification system. As a result, though we experienced a decline in census, we were successful in not only recovering the loss from the RUGs refinements, but also increasing our Medicare rates. Despite the loss of the RUGs Refinement enhancements, our average Medicare Part A rate on a same-facility basis increased from $363.14 in the 2005 December quarter to $367.60 in the 2006 March quarter and to $370.45 in the 2006 June quarter.

     As outlined above, due to the refocus of our marketing of short-term rehabilitative residents, our Medicare census on a same facility basis decreased 7.4% to 2,250 in the 2006 June quarter as compared to 2,430 in the 2005 June quarter, and decreased 3.7%, as compared to 2,337, in the 2006 March quarter. In addition, total census on a same facility basis in our nursing facilities decreased 1.6% to 12,395 in the 2006 June quarter, compared to 12,596 in the 2005 June quarter, and decreased 1.1%, as compared to 12,532, in the 2006 March quarter.
     In our assisted living facilities, we experienced a modest 0.1% increase in total census, on a same facility basis, from 7,117 in the 2006 March quarter to 7,126 in the 2006 June quarter. During 2006, we implemented a focused marketing strategy to increase our private census and residents with lower care needs. As a result, private census increased by 1.1% from 5,018 in the 2006 March quarter to 5,066 in the 2006 June quarter.
     On January 31, 2005, we completed the acquisition of ALC, of Dallas, Texas for a total of approximately $285 million, including the assumption of ALC’s existing debt with a book value of $141 million. On January 31, 2005, ALC had a portfolio of 177 assisted living facilities, comprised of 122 owned properties and 55 leased facilities, representing 6,838 units located in 14 states, many in markets where we operated. The operations of ALC are included in our condensed consolidated statements of income, our condensed consolidated statements of cash flows, and our key performance indicators beginning February 1, 2005. As a result, financial and statistical information contained within this Management’s Discussion and Analysis is impacted by ALC’s results not being included for the full 2005 June YTD period. ALC’s assets and liabilities are included within our condensed consolidated balance sheet beginning January 31, 2005.
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
     Nursing and Assisted Living Facilities. The following table sets forth our Medicare, Medicaid and private pay sources of revenues for all of our nursing and assisted living facilities by percentage of total revenue and the level of Quality Mix (as defined below), excluding revenues from retroactive prior year adjustments.
Percentage of Total Nursing and Assisted Living Revenues

	For Three Months		For Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Medicare	28.8%	28.8%	29.0%	29.7%
Private and other	28.2%	27.4%	28.0%	26.2%

Quality Mix	57.0%	56.2%	57.0%	55.9%
Medicaid	43.0%	43.8%	43.0%	44.1%

Total	100.0%	100.0%	100.0%	100.0%

     The increase in private and other revenue is primarily due to the acquisition of ALC. For the 2006 June quarter, assisted living facilities, including ALC, earned approximately 79.3% of their total revenues from private pay residents while nursing operations earned approximately 16.3% of total revenues from private pay residents. See below for further details.
     Nursing Facilities. Within our nursing facilities, we generate our revenue from Medicare, Medicaid and private pay sources. Medicaid rates are generally lower than rates earned from Medicare, private, commercial insurance and other sources, and therefore, an important performance measurement is “Quality Mix,” which is defined as revenues or census earned from payor sources other than from Medicaid programs. The following table sets forth our Medicare, Medicaid and private pay sources of revenue for all of our nursing facilities by percentage of total revenue and the level of Quality Mix, excluding revenues from prior year adjustments, discussed in “Legislative Actions Affecting Revenues”.

Percentage of Total Nursing

	For Three Months		For Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Medicare	35.5%	35.7%	35.8%	35.8%
Private and other	16.3%	15.1%	16.1%	15.4%

Quality Mix	51.8%	50.8%	51.9%	51.2%
Medicaid	48.2%	49.2%	48.1%	48.8%

Total	100.0%	100.0%	100.0%	100.0%

The mix of revenues remained relatively consistent between the quarters and year-to-date periods shown above.
     Assisted Living Facilities. Within our assisted living facilities, we generate our revenue from Medicaid and private pay sources. Medicaid rates are generally lower than rates earned from private sources. The following table sets forth our Medicaid and private pay sources of revenue for all of our assisted living facilities by percentage of total revenue and the level of Quality Mix.
Percentage of Total Assisted Living Revenues

	For Three Months		For Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Private and other (Quality Mix)	79.3%	78.4%	79.0%	78.5%
Medicaid	20.7%	21.6%	21.0%	21.5%

Total	100.0%	100.0%	100.0%	100.0%

Private revenues increased in the 2006 June quarter and the 2006 June YTD period compared to the 2005 June quarter and the 2005 June YTD period, respectively.
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
Legislative Actions that Affect Revenues
Legislative Actions that Affect Medicare Revenues
     Effective January 1, 2006, CMS terminated the funding of the RUGs Refinement enhancements. Based upon our preliminary review conducted in October 2005, using the Medicare case mix and census for nine-months ended September 30, 2005, we estimated a loss of revenues from the expiration of the RUGs Refinement enhancements of approximately $20.00 per Medicare day. In conjunction with this change, CMS expanded the 44 RUGs classifications to 53, providing nine new RUGs classifications to reimburse operators for the care provided for medically complex residents who require rehabilitation services and treatment of multiple illnesses. In addition, effective January 1, 2006, CMS also increased RUGS rates in the nursing and therapy components of the case mix index for all 53 RUGs rates. As noted above, our average daily Medicare Part A rate on a same-facility basis increased from $363.14 in the 2005 December quarter to $367.60 in the 2006 March quarter and to $370.45 in the 2006 June quarter due to refocused strategies to target residents requiring short-term rehabilitative services.

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
     Effective January 1, 2006, CMS reduced its level of reimbursement from 100% to 70% for Part A co-insurance bad debts involving residents who are not dually eligible for Medicare and Medicaid. Based upon our population of non-dually eligible residents, the estimated annual impact of this change will reduce Medicare revenues by $0.5 million. We continue to be reimbursed for all remaining Part A co-insurance bad debts that amounted to approximately $14.7 million in 2005.
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
Medicaid Rates and State Plan Amendments that Affect Medicaid Revenues
     We receive new annual Medicaid rates effective July 1 in seven of the 11 states where we operate nursing facilities. We continue to await finalization of our Medicaid rates in the majority of these states. However, we have received final rates in the States of Washington and Ohio. In Washington, our Medicaid rates will increase by 9.4% effective July 1, 2006 as a result of the State updating to current operator costs, or “re-basing”. The annualized impact of the rate increase is estimated at $4.2 million. In Ohio, the state has implemented a new reimbursement system, and our rates will increase only 0.3% effective July 1, 2006. Pennsylvania has also announced that a new reimbursement system will be implemented effective July 1, 2006; however, we do not have final rates. In July 2005, we did not receive an increase in rates in Ohio and Wisconsin and the estimated weighted average increase was less than 1.0%, exclusive of changes in case mix indices, provider tax changes, and other controllable factors. As a result of these increases, which were below the rate of inflation, our margins in quarters subsequent to 2005 September quarter were negatively impacted.
     CMS is currently considering placing limits on the level of federal matching funds generated by Medicaid provider taxes. CMS current proposals would reduce the limit on provider taxes from 6% of gross revenues to 3%. The administration has requested this initiative in the President’s last two budget proposals which have been rejected by Congress. CMS is likely to publish rules in August 2006 with a comment period to be effective in the next federal fiscal year. Should this occur, the reduction would be phased in over three years. Full implementation of a 3% limit on provider taxes is estimated to have a $2.8 million annualized negative impact on our Medicaid revenues assuming an October 2006 implementation.
     Effective January 1, 2006, the State of Indiana implemented a Medicaid rate reduction that amounts to approximately $2.1 million per annum of lower revenue to us, and applies to the eighteen-month period ended June 30, 2007. During this period, the Medicaid rate will be adjusted for the impact of submitted cost reports and changes in case mix indices.
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
     In June 2005, CMS and the State of Indiana announced the approval of a state plan amendment and waiver, which increased federal funding to the Medicaid program retroactively to July 1, 2003. As a result, we recognized incremental revenues, net of expenses, of $6.5 million pertaining to the period July 1, 2003 to December 31, 2004. We recorded the impact of the announcements as advised and therefore revenue and expense adjustments were made in two quarters in 2005. In the 2005 June quarter, we recognized estimated incremental revenues pertaining to the state plan amendment of $10.9 million and provider tax expense of $6.3 million relating to the period from July 1, 2003 to December 31, 2004. In the 2005 September quarter, the final revenue rates were released by Indiana, and as a result, incremental revenues pertaining to the state plan amendment of $1.8 million were recorded pertaining to the period of July 1, 2003 to December 31, 2004.
     Below is a summary of prior year Medicaid revenue adjustments or contractual adjustments, along with their corresponding expense, if applicable:

	For Three Months		For Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
	(in thousands)
Prior year revenue adjustments:
Pennsylvania Medicaid state plan amendment	$—	$—	$—	$15,800
Indiana Medicaid state plan amendment	—	10,934	—	10,934
Pennsylvania IGT and other Medicaid adjustments	—	—	250	946
Other states Medicaid	397	123	1,480	331

	397	11,057	1,730	28,011
Prior year provider tax expense associated with:
Pennsylvania state plan amendment above	—	—	—	13,333
Indiana state plan amendment above	—	6,260	—	6,260

	—	6,260	—	19,593

Net impact on income from continuing operations before income taxes	$397	$4,797	$1,730	$8,418

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

     Based on current SEC rules, Extendicare is required to file annual audited financial statements on Form 40 and is subject to the requirements of the provisions of the Sarbanes-Oxley Act of 2002, or SOX. We, in conjunction with Extendicare, are currently performing a detailed assessment of its internal control over financial reporting for the year ending December 31, 2006. There is no guarantee that the assessment will be completed on a timely basis or that material weaknesses will not be identified warranting remediation activities. Costs to comply with the SOX requirements are expensed as incurred. As part of its proposed Reorganization, Extendicare plans to delist from the NYSE. Extendicare may not meet the threshold requirements to permit it to deregister from the SEC, in which case Extendicare would continue to be an SEC reporting issuer and subject to the Sarbanes-Oxley Act as a foreign private issuer.
Significant Events and Developments
Events of 2006
     Extendicare’s Strategic Initiative. On May 31, 2006, the Board of Directors of Extendicare unanimously approved the Reorganization. It is anticipated that the Reorganization, subject to approvals, will be implemented by a plan of arrangement and involve: (1) the Spin-Off of ALC as a public company, expected to be listed on the NYSE, to the Subordinate Voting and Multiple Voting shareholders of Extendicare, and (2) after giving effect to the Spin-Off of ALC, the conversion of Extendicare into Extendicare REIT, a Canadian real estate investment trust, expected to be listed on the TSX. The Reorganization will require two-thirds approval of the Subordinate Voting shareholders and the Multiple Voting shareholders voting in person or by proxy at separate shareholder meetings, approval of the Ontario Superior Court of Justice and various Canadian and U.S. regulatory approvals. After the Spin-Off, Extendicare REIT and ALC will be independently managed, operated and financed.
     Management is continuing to drive the process forward and expects to complete the Reorganization by the middle of October 2006. Upon completion of the Reorganization, it is anticipated that ALC will operate 206 assisted living facilities, totaling 8,251 units, in 17 states, and will rank in the top five in size of assisted living companies in the U.S. Prior to and in connection with the Spin-Off, 29 of our assisted living properties and their operations currently owned by us will be sold to ALC. After the Spin-Off, Extendicare also expects that ALC and Extendicare REIT will enter into short-term transitional services arrangements to be conducted on an arms length basis.
     The Extendicare REIT will continue to operate the U.S. and Canadian nursing home and related long-term care businesses of Extendicare, including us. The Extendicare REIT will have an eight member board of trustees with Mr. Fred Ladly (Extendicare’s current Vice-Chairman) as Chairman and Mr. Mel Rhinelander (our current Chairman) as non-executive Vice-Chairman, respectively. Mr. Phil Small and Mr. Richard Bertrand will be the President and Chief Executive Officer and the Chief Financial Officer of Extendicare REIT, respectively. On completion of the Reorganization, Extendicare Subordinate Voting shareholders will be entitled to receive one unit of the Extendicare REIT and one ALC subordinate voting Class A common share for each Extendicare Subordinate Voting Share, whereas Extendicare Multiple Voting shareholders will be entitled to receive 1.075 units of the Extendicare REIT and one ALC multiple voting Class B common share for each Extendicare Multiple Voting Share.
     The announcement concluded a process under which the Board of Directors of Extendicare carefully reviewed various strategic alternatives to enhance shareholder value, including the merits of the REIT structure and a sale of Extendicare. The management of Extendicare and its advisors performed a detailed examination of possible strategic alternatives to ensure that the appropriate structure was in place for the future growth of Extendicare and the enhancement of shareholder value. A special committee of independent directors (the “Independent Committee”) carefully reviewed the comparative merits of such a sale and the conversion to a REIT and engaged Genuity Capital Markets Inc. (“Genuity”) as its independent financial advisor and Borden Ladner Gervais LLP (“BLG”) as its independent legal counsel. After carefully reviewing the alternatives and consultations with Genuity and BLG, the Independent Committee unanimously recommended the Reorganization to the Board.

     In connection with the Reorganization, it is anticipated that we will refinance our Senior Notes, Senior Subordinated Notes and Revolving Credit Facility and Term Loan. We are currently negotiating collateral mortgage backed securities (CMBS) financing of up to $600 million, as well as a $100 million revolving line of credit. We anticipate that not less than $425 million will be drawn down under the CMBS to refinance the Senior Notes, Senior Subordinated Notes, Revolving Credit Facility and Term Loan. The CMBS interest rate will be a maximum of 7.26% depending upon the amount of the financing. In connection with the Spin-Off of ALC, we will incur a taxable gain on the difference between our cost base of ALC and the initial trading value of the shares. After the refinancing is complete, we anticipate de-registering with the SEC in respect of our filing requirements.
     In the second quarter of 2006, we recorded legal, audit and other professional fees of $2.3 million associated with the Spin-Off of ALC. We filed the initial ALC Form 10 on June 7, 2006 with the U.S. Securities and Exchange Commission (SEC) and the Form 10 is proceeding through the usual review process with no significant issues at this point in time. We believe all applications or filings have been made for all U.S. regulatory compliance requirements. In addition, as outlined in Note 4 (b) of our Notes to the financial statements, based upon the announcement by Extendicare regarding the reorganization and the taxable Spin-Off of ALC, a deferred income tax liability of $1.4 million has been recorded for the difference between the Company’s book and tax basis of ALC stock through a charge to income tax expense.
     As a result of the Reorganization, certain of the risks that we identified in our Annual Report on Form 10K have changed and will change upon the Spin-Off of ALC and conversion of Extendicare into Extendicare REIT. The changes in risk factors include:
•	The risks outlined in our Annual Report on Form 10K associated with our assisted living operations will be reduced significantly. We will only operate two free-standing assisted living facilities (141 units) and an additional 129 units that are contained within our skilled nursing facilities. However, our percentage of non-government based revenue sources, and more stable revenue and earnings associated with the assisted living operations, will decrease correspondingly. We will also be less diversified within our long-term care business after the Spin-Off of ALC;

•	Several of our corporate management will transfer to ALC and new management will be hired within our operations. In addition, considerable resources will be spent in preparation for the Spin-Off of ALC, the refinancing of our operations and re-alignment of our organization after conversion to the real estate investment trust;

•	We will incur charges in connection with the Spin-Off of ALC and the refinancing of our debt. In addition, we will be subject to taxes on the transfer of the 29 assisted living facilities and properties and the Spin-Off of ALC. The tax liability on the Spin-Off of ALC will be determined based upon the excess of the initial trading value of ALC shares after the Spin-Off over the cost basis of ALC, and therefore can not be precisely determined at this time. We believe we will have arranged sufficient financing to replace our current debt, provide a line of credit to meet our operational needs, and fund the costs and taxes associated with the ALC Spin-Off and refinancing.
     Increase in Medicare Part A rate. Effective January 1, 2006 the funding of the RUGs Refinement enhancements were terminated. Based upon our preliminary review conducted in October 2005, using the Medicare case mix and census for nine-months ended September 30, 2005, we estimated a loss of revenues from the expiration of the RUGs Refinement enhancements of approximately $20.00 per Medicare day. In conjunction with this change, CMS implemented the expansion of nine new RUGs classifications to reimburse operators for the care provided for medically complex residents who require rehabilitation services and treatment of multiple illnesses. In preparation of these changes and over the first quarter, we refocused our marketing strategies to target residents requiring short-term rehabilitative services and trained our clinical staff to ensure we accurately assessed our residents in accordance with the changes made in the RUGs classification system. As a result, though we experienced a decline in census, we were successful in not only recovering the loss from the RUGs refinements, but also increasing our Medicare rates. Despite the loss of the RUGs Refinement enhancements, our average Medicare Part A rate on a same store basis increased from $363.14 in the 2005 December quarter to $367.60 in the 2006 March quarter and to $370.45 in the 2006 June quarter. Approximately 36.9% of our Medicare census was classified into the nine new RUGs classifications, and we increased the percentage of therapy residents from 79.8% in the 2005 December quarter to 82.5% in the 2006 March quarter and 83.5% in the 2006 June quarter.

     Total and Medicare Census in Our Skilled Nursing Facilities. As outlined above, due to the refocus of our marketing of short-term rehabilitative residents, our Medicare census on a same facility basis decreased 7.4% to 2,250 the 2006 June quarter, as compared to 2,430 in the 2005 June quarter. Our Medicare census decreased 3.7% on a same facility basis as compared to the 2006 March quarter, which is the normal trend between the two quarters. In addition, total census on a same facility basis in our nursing facilities decreased 1.6% to 12,395 in the 2006 June quarter, compared to 12,596 in the 2005 June quarter, and decreased 1.1%, as compared to 12,532, in the 2005 March quarter.
     Total and Private Census in Our Assisted Living Facilities. In our assisted living facilities, we experienced an increase of residents, on a same facility basis, of 0.1% from 7,117 in the 2006 March quarter to 7,126 in the 2006 June quarter and an increase of private residents, on a same facility basis, of 0.9% from 5,018 in the 2006 March quarter to 5,066 in the 2006 June quarter. However, both the number of private and total residents were 3.0% less in the 2006 June quarter compared to the 2005 June quarter. In the 2006 March quarter we implemented a focused marketing strategy to increase our private census and residents with lower care needs and established limits on our Medicaid population. Our strategy is to increase the number of residents in our facilities that are private pay, both by filling existing vacancies at our facilities with private pay residents and by gradually decreasing the number of units in our facilities that are available for residents that rely on Medicaid. During 2005 we saw a decline of ADC primarily due to a focused effort to increase the percentage of private rates closer to market for both existing and new residents.
     Impact of Below Inflationary Medicaid Rate Increases and Prior Year Revenue Adjustments. As outlined in our discussion of Medicaid rates above, we received prior year revenue adjustments, net of the associated provider tax expense, totaling $4.8 million in the 2005 June quarter as compared to $0.4 million in the 2006 June quarter, and $8.4 million in the 2005 June YTD period compared to $1.7 million in the 2006 June YTD period. The largest revenue settlements in 2005 were the Indiana and Pennsylvania provider tax and IGT funding adjustments. In addition, we have subsequently experienced rate reductions and below inflationary Medicaid annual rate increases. Effective July 1, 2005 in Pennsylvania and effective January 1, 2006 in Indiana, the States implemented rate reductions that reduced our revenues by $2.3 million for the June 2006 period. In addition, we received below inflationary annual rate increases in other states. This resulted in an erosion of our margins in the second half of 2005 and a reduction of net earnings when comparing the 2006 June YTD period with the 2005 June YTD period.
     Acquisitions. On March 1, 2006, we acquired two nursing facilities (417 beds) in Pennsylvania for $24.7 million in cash. In addition, we executed a purchase agreement to acquire a nursing facility that we currently lease (150 beds) in Ohio for $9.0 million in cash. We anticipate completing this purchase in the 2006 September quarter.
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

     Discontinued Operations. In the 2006 June quarter, due to poor financial performance and future capital needs of the nursing facility (63 beds), we decided to dispose of the facility, or close and actively pursue the disposition of the property, located in Milwaukee, Wisconsin. As a result, we have reclassified the financial results of this facility to discontinued operations and recorded an impairment charge of $1.0 million to reduce the property value to $0.2 million, based upon its valuation of property.
     In the 2006 March quarter, due to poor financial performance and future capital needs of the facility, we decided to close an assisted living facility (60 units) located in San Antonio, Texas. In April 2006, the facility closed and we are actively pursuing the disposition of the property on the market. As a result, we have reclassified the financial results of this facility to discontinued operations and recorded an impairment charge of $1.7 million to reduce the property value to $1.7 million, based upon its valuation of property. In addition, in the first quarter of 2006, the lease term for an assisted living facility (63 units) in Edmonds, Washington ended and we decided to terminate its operations due to poor financial performance. However, to assist the landlord in seeking an alternative operator or buyer of the property, we agreed to continue to operate the facility until April 30, 2006 when we concluded our relationship with the landlord. As a result, we have reclassified the financial results of this facility to discontinued operations. There was no gain or loss on disposition of the operations and leasehold interest.
     In addition to the above two assisted living facilities, discontinued operations includes the results of one formerly leased facility in Wisconsin that was sold in December 2005, three nursing facilities in Minnesota, and six formerly leased facilities in Florida that were sold in the 2005 September quarter. In the 2006 March quarter, we incurred a general liability punitive settlement for $1.4 million pertaining to the period that we operated this nursing facility in Wisconsin. In March 2006, we sold one of the three nursing facilities in Minnesota for cash of $1.2 million resulting in a pre-tax gain of $0.9 million. A second property was sold in April 2006 for cash of $0.5 million resulting in a pre-tax gain of $0.2 million. The other property is included in assets held for sale as of June 30, 2006 a net book value of $0.8 million and is being actively marketed by us.
Events subsequent to June 30, 2006
     Acquisition in Kentucky. On July 31, 2006, we acquired three nursing facilities (239 beds) in Richmond, Kentucky for $10.5 million in cash.
     Purchase of ALC Office Building. On August 2, 2006, we acquired an office building in Menomonee Falls, Wisconsin for $5.0 million in cash that will become headquarters for ALC.
     Medicare Market Basket Rate Increase. On July 27, 2006, CMS announced their final regulations and rates for Medicare for fiscal 2007, indicating the implementation of a 3.1% market basket increase, effective October 1, 2006. We estimate that the Medicare rate increase will result in a net improvement in our average Medicare Part A rate per diem of about $11.44, based on the average rate for the 2006 June quarter.
Events prior to 2006
     Acquisition of ALC. On January 31, 2005, we completed the acquisition of ALC for a total of approximately $285 million, including the assumption of ALC’s existing debt with a book value of $141 million. We financed the acquisition by using approximately $29 million in cash on hand, a $55 million 6% Term Note from      , or EHI, and drawing $60 million from our former Revolving Credit Facility. On January 31, 2005, ALC had a portfolio of 177 assisted living facilities, comprised of 122 owned properties and 55 leased facilities, representing 6,838 units located in 14 states, many in markets where we operated.

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
     Medicaid State Plan Amendments and Waivers. Our 2005 earnings reflect the approval of state plan amendments and waivers in Pennsylvania and Indiana that resulted, for the period July 1, 2003 to December 31, 2004, in retroactive state funding, net of the associated provider taxes, along with other prior year Medicare and Medicaid settlements, of $8.4 million pre-tax.
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
     Non-monetary Exchange of Omnicare Warrant to Omnicare Shares and Cash. On September 16, 2005, we exercised our warrant to purchase common shares of Omnicare for proceeds of 164,000 shares and $47,000 in cash for the fractional shares. We received the warrant as part of the sale of our pharmacy business to Omnicare in 1998. In September 2005, we executed an amendment to the warrant agreement, providing for the cashless exchange of shares for the warrant. As a result of the amendment to the warrant and receipt of the Omnicare shares and cash, we recorded a pre-tax gain of $9.2 million based upon market value of the shares on the date of the exchange in accordance with FASB No. 153, “Exchanges of Non-Monetary Assets and Amendment of Accounting Principles Board, or APB, No. 29”. We sold 64,000 Omnicare shares in December 2005 and realized an additional pre-tax gain of $0.4 million. For accounting purposes, the shares are carried on the books at fair value, with any change reported in income. The unrealized pre-tax gain on the remaining securities for 2005 was $0.2 million. In 2004, we wrote down the carrying value of the warrant to nil, because the prior decline in Omnicare’s share price was considered an other-than-temporary decline.
     Impairment Provision against Senior Health — Texas Advances. In the 2005 December quarter, we recorded a $4.5 million pre-tax impairment charge to establish an allowance against advances provided to Senior Health — Texas. We had advanced approximately $4.5 million to Senior Health Properties — Texas, Inc., or Senior Health — Texas, in 2001 as part of the transfer of all of our Texas nursing home operations. Since 2001, Senior Health — Texas has subleased 12 facilities and leased four owned facilities from us. During 2005, Senior Health — Texas’ cash flow from operations declined due to limited Medicaid rate increases.
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

EBITDA and EBITDA Percentage
     EBITDA is defined as income from continuing operations before income taxes and cumulative effect of change in accounting principle, interest expense net of interest income, valuation adjustment on interest rate caps, depreciation and amortization, accretion of retirement obligations and non-cash (gains) and losses, including disposal of assets, provision for closure and exit costs and impairment of long-lived assets and retirement of debt. EBITDA is not a measure of performance under accounting principles generally accepted in the United States of America, or GAAP. We use EBITDA as a key performance indicator and EBITDA expressed as a percentage of total revenues as a measurement of margin. We understand that EBITDA, or derivatives thereof, are customarily used by lenders, financial and credit analysts, and many investors as a performance measure in evaluating a company’s ability to service debt and meet other payment obligations, and as a common valuation measurement in the long-term care industry. Moreover, substantially all of our financing agreements, including the indenture governing our 2010 Senior Notes, 2014 Notes and our Amended and Restated Credit Facility, contain covenants in which EBITDA is used as a measure of compliance. Thus, we use EBITDA to monitor our compliance with these financing agreements. We believe that EBITDA provides meaningful supplemental information regarding our core results, because it excludes the effects of non-operating factors related to our capital assets, such as the historical cost of the assets. We report specific line items separately, and exclude them from EBITDA because such items are transitional in nature, and would otherwise distort historical trends. In addition, we use EBITDA to assess our operating performance and in making financing decisions. EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity. We present EBITDA on a consistent basis from period to period, thereby allowing for consistent comparability of our operating performance.
Review of Key Performance Indicators
     In order to compare our performance between periods, we assess the key performance indicators for all of our continuing facilities, as well as the continuing facilities that we operated in all reported periods, or same facility operations. Set forth below, we provide an analysis of our key performance indicators in total, and, where appropriate, on a same facility basis and discuss the significant trends when comparing 2006 to 2005. The same facility basis figures exclude results of the following acquisitions and divestitures: (1) 177 assisted living facilities acquired from ALC on January 31, 2005, (2) a nursing facility in Kentucky acquired as of June 1, 2005, (3) three newly-constructed assisted living facilities completed in 2005 and 2006, (4) two assisted living facilities in Oregon and Washington that, in the 2005 December quarter, we decided to convert to nursing beds and combine with existing nursing facilities, and (5) three nursing facilities in Pennsylvania, one of which was acquired as of December 1, 2005 and the other two we acquired as of March 1, 2006. The key performance indicators also exclude the following discontinued operations: (1) a nursing facility in Milwaukee, Wisconsin that, in the 2006 June quarter, we decided to dispose of, (2) three Minnesota nursing facilities that, in the 2005 September quarter, we decided to dispose of, (2) a leased assisted living facility in Washington, that in the 2006 March quarter, we decided to terminate operations at, (3) an assisted living facility in Texas that, in the 2006 March quarter, we decided to close, and (4) six formerly leased facilities in Florida and one formerly leased facility in Wisconsin.
Nursing Facilities — ADC and Quality Mix
     The following table sets forth the ADC, by type of payor, and the Quality Mix for all of our nursing facilities.
All Nursing Facilities — Continuing Operations

	Three Months		Six Months
	Ended June 30,		Ended March 31
	2006	2005	2006	2005
Medicare	2,383	2,438	2,397	2,429
Private and other	2,025	1,931	1,996	1,960

Quality Mix	4,408	4,369	4,393	4,389
Medicaid	8,583	8,264	8,551	8,291

Total	12,991	12,633	12,944	12,680

     The following table sets forth ADC by type of payor for all of our nursing facilities presented on a same-facility basis. The table also shows the percentage change in ADC between years.
Nursing Facilities — Same-Facility

	Three Months Ended June 30,
	2006		2005		% Change
		% of		% of	2006 to
	ADC	Total	ADC	Total	2005
Medicare	2,250	18.1%	2,430	19.3%	(7.4%)
Private and other	1,933	15.6%	1,924	15.3%	0.5%

Quality Mix	4,183	33.7%	4,354	34.6%	(3.9%)

Medicaid	8,212	66.3%	8,242	65.4%	(0.4%)

Total	12,395	100.0%	12,596	100.0%	(1.6%)

Nursing Facilities — Same-Facility

	Six Months Ended June 30,
	2006		2005		% Change
		% of		% of	2006 to
	ADC	Total	ADC	Total	2005
Medicare	2,293	18.4%	2,425	19.2%	(5.4%)
Private and other	1,918	15.4%	1,956	15.4%	(1.9%)

Quality Mix	4,211	33.8%	4,381	34.6%	(3.9%)

Medicaid	8,252	66.2%	8,280	65.4%	(0.3%)

Total	12,463	100.0%	12,661	100.0%	(1.6%)

     On a same facility basis, total ADC decreased 1.6%, and Medicare ADC decreased 5.4% between the 2006 June YTD period and the 2005 June YTD period. As a result, the percentage of Medicare ADC to all payor sources decreased to 18.4% in the June YTD period compared to 19.2% in the 2005 June YTD period. The decline in total and Medicare ADC was attributable to the refocus on short-term residents requiring rehabilitative services.
     The following table provides same-facility ADC for Medicare residents, and total residents served in our nursing facilities for the prior four quarters.
Same-Facility Nursing ADC

	Second	Third	Fourth	First
	Quarter	Quarter	Quarter	Quarter
	2005	2005	2005	2006
Medicare ADC	2,430	2,224	2,207	2,337
Total ADC	12,596	12,580	12,572	12,532
Assisted Living Facilities — ADC and Quality Mix
     The following table sets forth the ADC, by type of payor, and the Quality Mix for all of our assisted living facilities.
All Assisted Living Facilities — Continuing Operations

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Private and other (Quality Mix)	5,130	5,239	5,098	4,555
Medicaid	2,059	2,153	2,080	1,796

Total	7,189	7,392	7,178	6,351

     The increase in ADC for the 2006 June YTD period is due primarily to the acquisition of ALC. Since ALC was acquired as of January 31, 2005, the 2005 June YTD period included only five months of ALC’s census, whereas the 2006 June YTD period contained six months of ALC’s census.
     The following table sets forth the ADC, by type of payor and percentage of ADC by payor type, for all of our assisted living facilities presented on a same-facility basis, and showing the percentage change in ADC between periods. The table excludes all ALC facilities.
All Assisted Living Facilities — Same-Facility (excludes ALC acquisition)

	Three Months Ended June 30,
	2006		2005		% Change
		% of		% of	2006 to
	ADC	Total	ADC	Total	2005
Private and other (Quality Mix)	1,071	86.2%	1,112	89.7%	(3.7%)
Medicaid	172	13.8%	127	10.3%	35.4%

Total	1,243	100.0%	1,239	100.0%	0.3%

All Assisted Living Facilities — Same-Facility (excludes ALC acquisition)

	Six Months Ended June 30,
	2006		2005		% Change
		% of		% of	2006 to
	ADC	Total	ADC	Total	2005
Private and other (Quality Mix)	1,070	86.0%	1,096	89.5%	(2.4%)
Medicaid	174	14.0%	129	10.5%	34.9%

Total	1,244	100.0%	1,225	100.0%	1.6%

     The following table sets forth the same information as the above table for all of our assisted living facilities including the ALC facilities, presented on a same-facility basis. In most of other tables presented on a same-facility basis in this Quarterly Report, ALC is not included because it was purchased January 31, 2005 and therefore was not present for the entire 2005 June YTD period.
All Assisted Living Facilities — Same-Facility (including ALC acquisition)

	Three Months Ended		Three Months Ended
	June 30, 2006		June 30, 2005		% Change
		% of		% of	2006 to
	ADC	Total	ADC	Total	2005
Private and other (Quality Mix)	5,066	71.1%	5,221	71.0%	(3.0%)
Medicaid	2,060	28.9%	2,130	29.0%	(3.3%)

Total	7,126	100.0%	7,351	100.0%	(3.1%)

     The above table shows a decline of residents of 3.1% from 7,351 in the 2005 June quarter to 7,126 in the 2006 June quarter. In the 2006 March quarter, we implemented a focused marketing strategy to increase our private census and residents with lower care needs. As a result, census increased to 7,126 for the 2006 June quarter from 7,117 for the 2006 March quarter.

     The following table provides the same-facility ADC for private and total residents served in our assisted living facilities, excluding ALC (referred to as EHSI assisted living facilities), plus same-facility ADC for ALC assisted living facilities for the past five quarters.

	Assisted Living ADC
	Second	Third	Fourth	First	Second
	Quarter	Quarter	Quarter	Quarter	Quarter
	2005	2005	2005	2006	2006
EHSI Assisted Living Facilities (same facility):
Private and other ADC	1,112	1,123	1,105	1,070	1,071
Total ADC	1,239	1,256	1,250	1,245	1,243

ALC Assisted Living Facilities (same facility):
Private and other ADC	4,108	4,049	3,995	3,948	3,995
Total ADC	6,112	6,089	5,998	5,872	5,883

Total Assisted Living Facilities (same facility)
Private and other ADC	5,220	5,172	5,100	5,018	5,066
Total ADC	7,351	7,345	7,248	7,117	7,126

All Nursing and Assisted Living Facilities — Occupancy and Number of Facilities Under Operation
     Below are tables setting forth occupancy percentages, ADC and operational resident capacity for the 2006 June quarter and the 2005 June quarter.
All Facilities:
     The following table is for all our nursing and assisted living facilities in total for the three months ended June 30:
All Nursing and Assisted Living Facilities for Three Months Ended June 30,

	Occupancy				Operational Resident
	Percentage		ADC		Capacity
	2006	2005	2006	2005	2006	2005
Nursing	91.3%	92.6%	12,991	12,633	14,236	13,640
Assisted Living:
Mature facilities	83.1%	85.1%	1,012	1,086	1,218	1,276
Developmental facilities	63.9%	67.6%	295	194	462	287
ALC acquisition (all mature)	86.0%	89.2%	5,882	6,112	6,838	6,850

Total Assisted Living	84.4%	87.9%	7,189	7,392	8,518	8,413

Nursing and Assisted Living	88.7%	90.8%	20,180	20.025	22,754	22,053

All Nursing and Assisted Living Facilities for Six Months Ended June 30,

	Occupancy				Operational Resident
	Percentage		ADC		Capacity
	2006	2005	2006	2005	2006	2005
Nursing	91.8%	93.0%	12,944	12,680	14,094	13,628
Assisted Living:
Mature facilities	82.6%	84.3%	1,019	1,076	1,233	1,276
Developmental facilities	62.3%	77.5%	282	189	453	244
ALC acquisition (all mature)	85.9%	89.6%	5,877	5,085	6,838	5,676

Total Assisted Living	84.2%	88.3%	7,178	6,350	8,524	7,196

Nursing and Assisted Living	89.0%	91.4%	20,122	19,030	22,618	20,824

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

Same Facility Basis:
     The following table is for all of our nursing and assisted living facilities on a same facility basis for the three months ended March 31:
Same Facility Basis for Three Months Ended June 30,

	Occupancy				Operational Resident
	Percentage		ADC		Capacity
	2006	2005	2006	2005	2006	2005
Nursing	91.4%	92.6%	12,395	12,596	13,566	13,598
Assisted Living:
Mature facilities	83.1%	85.5%	1,012	1,046	1,218	1,224
Developmental facilities	74.0%	75.7%	231	193	312	255

Total Assisted Living	81.2%	83.8%	1,243	1,239	1,530	1,479

Nursing and Assisted Living	90.3%	91.8%	13,638	13,835	15,096	15,077

Same Facility Basis for Six Months Ended June 30,

	Occupancy				Operational Resident
	Percentage		ADC		Capacity
	2006	2005	2006	2005	2006	2005
Nursing	91.9%	93.0%	12,463	12,661	13,560	13,607
Assisted Living:
Mature facilities	84.1%	84.6%	1,024	1,036	1,218	1,224
Developmental facilities	72.9%	83.3%	221	189	303	227

Total Assisted Living	81.8%	84.4%	1,245	1,225	1,521	1,451

Nursing and Assisted Living	90.9%	92.2%	13,708	13,886	15,081	15,058

     On a same-facility basis, occupancy in our skilled nursing facilities decreased as outlined above. On a same-facility basis, occupancy percentages decreased within the assisted living facilities to 81.8% for the 2006 June YTD period from 84.4% in the 2005 June YTD period. The decrease in occupancy percentage within the assisted living facilities was primarily due to the opening in 2005 and 2006 of several new wings at certain of the facilities that were not yet fully occupied as of June 30, 2006.

Facilities Under Operation and Percent Ownership:
     The following table sets forth the number of facilities under operation (continuing operations only).

	As of	As of
	June 30,	December 31,
	2006	2005

Number of facilities under operation:
Nursing	140	138
Assisted Living	208	208

Total	348	346

Number of facilities owned:
Nursing	131	129
Assisted Living	152	152

Total	283	281

Number of facilities under capital leases:
Assisted Living	5	5

Percent of facilities:
Owned	81.3%	81.2%
Under capital leases	1.4%	1.4%
Under operating leases	17.3%	17.4%

	100.0%	100.0%

     As of March 1, 2006, we acquired two nursing facilities in Pennsylvania for cash consideration of $24.7 million.
Nursing Facilities — Average Revenue per Resident Day by Payor Source
     The following table sets forth the average revenue rate by payor source, excluding the above-mentioned revenue adjustments, and the percentage changes between years. In addition, the Medicare — Part A rate is also reported.
All Nursing Facilities — Continuing Operations

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2006	2005	Change	2006	2005	Change
Medicare (Part A and Part B)	$403.76	$371.85	8.6%	$400.93	$371.29	8.0%
Private and other	$218.00	$198.91	9.6%	$217.65	$197.67	10.1%
Medicaid	$152.20	$148.21	2.7%	$151.24	$148.14	2.1%

Total	$208.60	$199.12	4.8%	$207.73	$198.55	4.6%

Medicare Part A only	$369.06	$342.51	7.8%	$368.09	$341.30	7.8%
     The Medicare Part A rate increased 7.8% in the 2006 June quarter compared to the 2005 June quarter, of which 3.1% was the result of the October 2005 Medicare rate increase. The balance of the increase is attributable to an increase in the acuity and level of rehabilitative residents admitted and changes to the RUGs classifications as of January 1, 2006. In conjunction with its decision to terminate funding of RUGs Refinements enhancements as of that date, CMS announced the expansion of the 44 RUGs classifications to 53, whereby the nine new RUGs classifications reimburse operators for the care provided for medically complex residents who require rehabilitation services and treatment of multiple illnesses. In addition, CMS also announced increases in the nursing and therapy components of the case mix index for all 53 RUGs rates effective January 1, 2006.

     For all nursing facilities, the Medicaid rate increased 2.7% in the 2006 June quarter compared to the 2005 June quarter. On a same facility basis, excluding the positive impact of the acquisitions of three Pennsylvania nursing facilities in December 2005 and March 2006, the Medicaid rate increased only 1.1% in the June 2006 quarter compared to the 2005 June quarter (see table below). Both of these increases include rate increases related to and offset by state provider taxes included in operating expenses.
     On a same facility basis, net of increases in state provider taxes, the Medicaid rate increased 0.8% for the 2006 June quarter compared to the 2005 June quarter. Due to the significant impact of state plan amendments and waivers, the table below sets forth the average revenue rate by payor source exclusive of prior year revenue adjustments and excluding the above-mentioned Medicaid revenue adjustments, net of the associated provider taxes, along with the percentage changes between years.
All Nursing Facilities — Same Facility Basis

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2006	2005	Change	2006	2005	Change
Medicaid	$150.66	$149.09	1.1%	$150.04	$148.58	1.0%
State provider taxes	$10.69	$10.29	3.9%	$10.73	$10.30	4.2%

Medicaid, net of state provider taxes	$139.97	$138.80	0.8%	$139.31	$138.28	0.7%

     The increase in net Medicaid rates is reflective of improvements in case mix indices associated with the acuity of residents in the nursing facilities, and therefore, Medicaid rate increases implemented by the states are less than the increases shown above.

Assisted Living Facilities — Average Revenue per Resident Day by Payor Source
     The following table sets forth the average revenue rate by payor source and the percentage changes between years.
All Assisted Living Facilities

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2006	2005	Change	2006	2005	Change
Private and other Medicaid	$96.80	$91.55	5.7%	$97.40	$89.08	9.3%
Medicaid Total	$63.02	$61.50	2.5%	$63.54	$61.91	2.6%

Total	$87.12	$82.80	5.2%	$87.59	$81.40	7.6%

     The increase in average rates for assisted living facilities relates primarily to the acquisition of ALC on January 31, 2005.
     The following table sets forth the above same information, split between the ALC facilities and EHSI assisted living facilities.
EHSI Assisted Living Facilities

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2006	2005	Change	2006	2005	Change
Private and other	$86.44	$81.15	6.5%	$86.71	$81.31	6.6%
Medicaid	$58.57	$54.33	7.8%	$60.00	$54.49	10.1%

Total	$82.77	$78.02	6.1%	$83.14	$78.06	6.5%

ALC Assisted Living Facilities

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2006	2005	Change	2006	2005	Change
Private and other	$98.69	$91.30	8.1%	$99.24	$89.72	10.6%
Medicaid	$63.42	$62.04	2.2%	$63.86	$62.60	2.0%

Total	$87.37	$81.71	6.9%	$87.77	$80.96	8.4%

EBITDA and EBITDA Percentage
     The following table sets forth a reconciliation of income from continuing operations before taxes and EBITDA.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	(in thousands)
	2006	2005	2006	2005
Income from continuing operations before income taxes	$18,322	$31,593	$36,913	$52,867
Add (deduct):
Depreciation and amortization	12,062	11,797	23,948	21,665
Accretion of retirement obligations	215	—	429	—
Interest expense, net	11,385	9,913	22,084	18,097
Valuation adjustment on interest rate caps	(324)	939	(413)	2,237
Loss (gain) on disposal of assets and impairment of long-lived assets	2,636	(630)	2,555	(1,078)
Loss on refinancing and retirement of debt	—	—	—	275

EBITDA	$44,296	$53,612	$85,516	$94,063

     The following table sets forth the calculations of EBITDA percentages:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	(in thousands)
	2006	2005	2006	2005
EBITDA	$44,296	$53,612	$85,516	$94,063
Total Revenues	$311,735	$305,034	$617,811	$591,843

EBITDA as percentage of total revenues	14.2%	17.6%	13.8%	15.9%
     EBITDA as a percentage of total revenues decreased to 14.2% in the 2006 June quarter from 17.6% in the 2005 June quarter. This decrease was due to (1) a decrease in favorable revenue adjustments relating to prior years, net of associated provider tax expenses, to $0.4 million recorded in the 2006 June quarter from $4.8 million recorded in the 2005 June quarter, (2) a decrease in revenue adjustments related to the prior quarter, net of associated provider tax expenses, to $0.0 million for the 2006 June quarter from $0.7 million in the 2005 June quarter, and (3) Medicaid rate increases, net of provider taxes, of 0.8% compared to wage increases of 3.5%, and (4) increases in temporary agency and professional fees, fines and penalties, bad debts and travel costs.
     EBITDA as a percentage of total revenues decreased to 13.8% in the 2006 June YTD period from 15.9% in the 2006 June YTD period. This decrease was due to (1) a decrease in favorable revenue adjustments relating to prior years, net of associated provider tax expenses, to $1.7 million recorded in the 2006 June YTD period from $8.4 million recorded in the 2005 June YTD period, (2) Medicaid rate increases, net of provider taxes, of 0.7% compared to wage increases of 3.9%, and (3) increases in temporary agency and professional fees, fines and penalties, bad debts and travel costs.
     Refer to the definition and rationale for use of EBITDA and EBITDA Percentage in the Key Performance Indicators section of this Quarterly Report on Form 10-Q.

Results from Operations
     The following table sets forth details of our revenues and income as a percentage of total revenues:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Revenues
Nursing and assisted living facilities	97.5%	97.6%	97.5%	97.5%
Outpatient therapy	1.0	1.0	0.9	1.0
Other	1.5	1.4	1.6	1.5

	100.0	100.0	100.0	100.0

Operating and general and administrative costs	84.0	80.6	84.3	82.4
Lease, depreciation and amortization	5.7	5.7	5.7	5.4
Accretion of retirement obligations	0.1	—	0.1	—
Interest expense, net	3.6	3.3	3.6	3.0
Valuation adjustment on interest rate caps	(0.1)	0.3	(0.1)	0.4
Loss on disposal of assets, provision for closure and exit costs and impairment of long-lived assets	0.9	(0.2)	0.4	(0.2)
Loss on refinancing and retirement of debt	—	—	—	0.1

Income from continuing operations before income taxes	5.8	10.3	6.0	8.9
Income tax expense	3.1	4.0	2.7	3.5

Net income from continuing operations before income taxes	2.7	6.3	3.3	5.4

Loss from discontinued operations before income taxes	(0.6)	(2.2)	(0.8)	(1.3)
Income tax benefit on discontinued operations	(0.3)	(0.9)	(0.3)	(0.5)

Net loss from discontinued operations	(0.3)	(1.3)	(0.5)	(0.8)

Net income	2.4%	5.0%	2.8%	4.6%

2006 June Quarter Compared with 2005 June Quarter
Revenues
     Revenues in the 2006 June quarter increased $6.7 million, or 2.2%, to $311.7 million from $305.0 million in the 2005 June quarter. Outpatient therapy and other revenues increased by $0.5 million in the 2006 June quarter due to increased purchasing revenue.
     Revenues from continuing nursing and assisted living facilities increased $6.2 million in the 2006 June quarter compared to the 2005 June quarter, including $12.8 million as a result of acquisitions. Acquisitions included the following: (1) 177 assisted living facilities acquired from ALC on January 31, 2005, (2) a nursing facility in Kentucky acquired as of June 1, 2005, (3) three newly-constructed assisted living facilities completed in 2005 and 2006, (4) two assisted living facilities in Oregon and Washington that, in the 2005 December quarter, we decided to convert to nursing beds and combine with existing nursing facilities, and (5) three nursing facilities in Pennsylvania, one of which was acquired as of December 1, 2005 and the other two were acquired as of March 1, 2006.
     On a same facility basis, revenues from nursing and assisted living facilities before prior period settlement adjustments increased $4.7 million, or 2.0%, in the 2006 June quarter. On a same facility basis, but after prior period settlement adjustments, these revenues decreased $6.6 million. This decrease was attributable to the following:

(in Millions)
• Medicare revenues due to the improvement in RUGs mix and other factors	$3.5
• average daily nursing Medicaid rates	1.6
• an increase in private and other nursing rates	3.2
• Medicare revenues due to increases in Medicare Part A rates effective October 1, 2005	2.2
• an increase in assisted living revenues	0.5
• nursing ancillary revenues	0.9
• Medicare census decreasing from 19.3% of total in the 2005 June quarter to 18.2% in the 2006 June quarter	(2.9)
• total nursing census decreasing from 12,596 in the 2005 June quarter to 12,395 in the 2006 June quarter	(3.0)

6.0

Adjustments relating to prior years:
• Indiana Medicaid revenues, relating to prior periods, recognized in the 2006 June quarter attributable to the approval of the state plan amendments and waivers for the period July 1, 2003 through March 31, 2005 (the related increase in state assessment expense of $7.5 million is reflected in operating expenses below)	(12.9)
• Other prior year settlement adjustments in the 2006 June quarter as compared to the 2005 June quarter	0.3

Total decrease in revenues from same facility nursing and assisted living facilities	$(6.6)

Operating and General and Administrative Costs
     Operating and general and administrative costs increased $16.0 million, or 6.5%, in the 2006 June quarter compared to the 2005 June quarter, including $11.8 million as a result of the acquisitions detailed above. On a same facility basis, operating and general and administrative costs from nursing and assisted living facilities before prior period state assessment taxes increased $11.7 million, or 5.5%, in the 2006 June quarter. On a same facility basis, but after prior period state assessment taxes, operating and general and administrative costs increased $4.2 million, or 2.0%. This increase was attributable to the following:

(in Millions)
• wages, benefits and contracted staffing, which included an average wage rate increase of 3.5% in nursing home operations	$8.2
• bad debt expense	1.2
• professional fees	0.5
• supplies and food	0.5
• other operating and administrative expenses	1.3

11.7

Adjustment relating to prior periods:
• Indiana state assessment taxes in the 2005 June quarter for the period July 1, 2003 through March 31, 2005 due to final approval of the state plan amendments and waivers	(7.5)

Total increase in same facility operating and general and administrative costs	$4.2

     Increases in wages and benefits were primarily driven by enhanced wages and benefits offered to attract and/or retain therapists, as part of our strategy to focus on Medicare rehabilitative residents. Labor-related costs grew by $8.2 million representing a 5.7% increase over the 2005 June quarter. Bad debts increased in certain states due to increased scrutiny of residents applying for Medicaid funding.
Lease, Depreciation and Amortization
     Depreciation and amortization increased $0.3 million to $12.1 million in the 2006 June quarter compared to $11.8 million in the 2005 June quarter. Leases costs remained the same at $5.7 million when comparing these quarters.
Accretion of Retirement Obligation
     Accretion of conditional asset retirement obligations as a result of the adoption of FIN No. 47 in December 2005 resulted in expense in the 2006 June quarter of $0.2 million compared to $0 in the 2005 June quarter.

Interest Expense, Net
     Interest expense, net of interest income, increased $1.5 million to $11.4 million in the 2006 June quarter compared to $9.9 million for the 2005 June quarter. This increase was primarily due to an increase in interest expense from interest rate swaps relating to increases in six-month LIBOR market rates, which is used to determine the pay rate on our interest rate swaps.
     The weighted average interest rate of all long-term debt increased to approximately 8.25% during the 2006 June quarter compared to approximately 6.88% during the 2005 June quarter primarily due to increases in six-month LIBOR market rates. The average debt level decreased to $536.5 million during the 2006 June quarter compared to $549.3 million during the 2005 June quarter.
Valuation Adjustment on Interest Rate Caps
     The valuation adjustment on interest rate caps was income of $0.3 million in the 2006 June quarter compared to an expense of $0.9 million in the 2005 June quarter. These valuation adjustments relate to changes in market values of the caps which are driven primarily by projected future six-month LIBOR and changes in the projected volatility of these rates.
Loss (Gain) on Disposal of Assets
     For the 2006 June quarter, loss (gain) on disposal of assets included a $2.3 million loss relating to costs associated with the Spin-off of ALC and a $0.4 million unrealized loss on Omnicare common stock, partially offset by a $0.1 million gain on the sale of a property in Indiana that formerly was a nursing facility but was closed in 2004.
     For the 2005 June quarter, loss (gain) on disposal of assets was a gain of $0.6 million from the sale of MetLife common shares held as a long-term investment.
Income Taxes
     Income tax expense for the 2006 June quarter was $9.7 million compared to $12.3 million for the 2005 June quarter. Our effective tax rate was 52.9% for the 2006 June quarter compared to 38.9% for the 2005 June quarter. The increase in effective tax rate was primarily due to $1.4 million of deferred income tax expense related to our decision to dispose of ALC in a taxable manner and the non-renewal for 2006 of the Work Opportunity Tax Credit and Welfare to Work tax credits.
Net Income from Continuing Operations
     Net income from continuing operations for the 2006 June quarter was $8.6 million compared to $19.3 million for the 2005 June quarter. The decrease in net income was due to the reasons described above.
Loss from Discontinued Operations
     Discontinued operations include: (1) a nursing facility in Milwaukee, Wisconsin which we decided in June 2006 to dispose of, (2) an assisted living facility in Texas which we decided in March 2006 to close and sell, (3) an assisted living facility in Washington for which we decided in March 2006 to terminate the leased operation, (4) the Lakeside nursing facility in Wisconsin sold in December 2005, (4) three nursing facilities in Minnesota which we decided in September 2005 to close and sell, and (5) six nursing facilities in Florida which we sold in August 2005 to Senior Health-South.
     Loss from discontinued operations before income taxes for the 2006 June quarter was $1.9 million compared to $6.6 million for the 2005 June quarter. For the 2006 June quarter, the loss from discontinued operations before income taxes included (1) a loss from impairment of long-lived assets of $1.0 million relating to the Milwaukee, Wisconsin property, (2) a pretax gain of $0.2 million from the sale of one of the Minnesota facilities, and (3) net operating losses of $1.1 million from the combined discontinued operations, which included $0.9 million which pertained to the nursing facility in Milwaukee, Wisconsin.
     For the 2005 June quarter, the loss from discontinued operations before income taxes of $6.6 million included (1) a loss from impairment of long-lived assets of $5.7 million relating to Lakeside, and (2) net operating losses of $0.9 million from the combined discontinued operations, primarily relating to Lakeside.
Net Income
     Net income for the 2006 June quarter was $7.5 million compared to $15.3 million for the 2005 June quarter. The decrease in net income was due to the reasons described above.
Related Party Transactions
     We insure certain risks, including comprehensive general liability, property coverage, excess workers’ compensation and employer’s liability insurance, with Laurier Indemnity Company and Laurier Indemnity Ltd., affiliated insurance subsidiaries of Extendicare. We recorded approximately $2.9 million and $3.0 million of expenses for this purpose for the 2006 June quarter and 2005 June quarter, respectively.
     We purchase computer hardware and software support services from Virtual Care Provider, Inc., an affiliated subsidiary of Extendicare. Expenses related to these services were $1.5 million for the 2006 June quarter and $1.4 million for the 2005 June quarter.
     In 2006, Extendicare accrued certain legal, audit and other professional fees related to the Spin-Off of ALC. We recorded $2.3 million of expense related to these costs for the 2006 June quarter and recorded a liability to Extendicare that will be repaid prior to the Spin-Off of ALC.

Six Months Ended June 30, 2006 Compared with Six Months Ended June 30, 2005
Revenues
     Revenues in the 2006 June YTD period increased $26.0 million, or 4.4%, to $617.8 million from $591.8 million in the 2005 June YTD period. Outpatient therapy and other revenues increased by $1.0 million in the 2006 June YTD period due to increased purchasing revenue.
     Revenues from continuing nursing and assisted living facilities increased $25.0 million in the 2006 June YTD period compared to the 2005 June YTD period, including $38.5 million as a result of acquisitions. Acquisitions included the following: (1) 177 assisted living facilities acquired from ALC on January 31, 2005, (2) a nursing facility in Kentucky acquired as of June 1, 2005, (3) three newly-constructed assisted living facilities completed in 2005 and 2006, (4) two assisted living facilities in Oregon and Washington that, in the 2005 December quarter, we decided to convert to nursing beds and combine with existing nursing facilities, and (5) three nursing facilities in Pennsylvania, one of which was acquired as of December 1, 2005 and the other two were acquired as of March 1, 2006.
     On a same facility basis, revenues from nursing and assisted living facilities before prior period settlement adjustments increased $12.8 million, or 2.7%, in the 2006 June YTD period. On a same facility basis, but after prior period settlement adjustments, these revenues decreased $13.5 million. This decrease was attributable to the following:

(in Millions)
• Medicare revenues due to the improvement in RUGs mix and other factors	$7.0
• average daily nursing Medicaid rates	2.8
• an increase in private and other nursing rates	6.2
• Medicare revenues due to increases in Medicare Part A rates effective October 1, 2005	4.4
• an increase in assisted living revenues	1.3
• nursing ancillary revenues	1.3
• Medicare census decreasing from 19.2% of total in the 2005 June YTD period to 18.4% in the 2006 June YTD period	(4.3)
• total nursing census decreasing from 12,661 in the 2005 June YTD period to 12,463 in the 2006 June YTD period	(5.9)

12.8

Adjustments relating to prior years:
• Indiana and Pennsylvania Medicaid revenues relating to prior periods recognized in the 2005 June YTD period attributable to the approval of the state plan amendments and waivers for the period July 1, 2003 through December 31, 2004 (the related increase in state assessment expense of $19.6 million is reflected in operating expenses below)	(27.4)
• Other prior year settlement adjustments in the 2006 June YTD period as compared to the 2005 June YTD period	1.1

Total decrease in revenues from same facility nursing and assisted living facilities	$(13.5)

Operating and General and Administrative Costs
     Operating and general and administrative costs increased $33.3 million, or 6.8%, in the 2006 June YTD period compared to the 2005 June YTD period, including $30.4 million as a result of the acquisitions, detailed above. On a same facility basis, operating and general and administrative costs from nursing and assisted living facilities before prior period state assessment taxes increased $22.5 million, or 5.4%, in the 2006 June YTD period. On a same facility basis, but after prior period state assessment taxes, operating and general and administrative costs increased $2.9 million, or 0.7%. This increase was attributable to the following:

(in Millions)
• wages, benefits and contracted staffing, which included an average wage rate increase of 3.9% in nursing home operations	$14.6
• bad debt expense	2.1
• fines and penalties	0.6
• drugs	0.8
• professional fees	1.0
• travel and meeting	0.7
• repairs and maintenance	0.7
• other operating and administrative expenses	2.0

22.5

Adjustments relating to prior years:
• state assessment taxes in the 2005 June YTD period in Indiana and Pennsylvania for the period July 1, 2003 through December 31, 2004 due to final approval of the state plan amendments and waivers	(19.6)

Total increase in same facility operating and general and administrative costs	$2.9

     Increases in wages and benefits were primarily driven by enhanced wages and benefits offered to attract and/or retain therapists, as part of our strategy to focus on Medicare rehabilitative residents. Labor-related costs grew by $14.6 million in the 2006 YTD June period, representing a 5.1% increase over the 2005 YTD June period. Bad debts increased in certain states due to increased scrutiny of residents applying for Medicaid funding. Fines and penalties increased primarily due to clinical issues arising at a few facilities. We operate in a heavily regulated industry and in the normal course of business we experience additional costs as a result of survey deficiencies.
Lease Costs, Depreciation and Amortization
     Lease costs increased $1.2 million to $11.4 million when comparing the 2006 June YTD period to the 2005 June YTD quarter as a result of the ALC acquisition. Depreciation and amortization increased $2.2 million to $23.9 million in the 2006 June YTD period compared to $21.7 million in the 2005 June YTD period. This increase was primarily due to the ALC acquisition, and includes the amortization of customer relationships totaling $1.1 million for the 2006 YTD June period and $0.9 million for the 2005 YTD June period.
Accretion of Retirement Obligation
     Accretion of conditional asset retirement obligations as a result of the adoption of FIN No. 47 in December 2005 resulted in expense in the 2006 YTD June period of $0.4 million compared to $0 in the 2005 YTD June period.

Interest Expense, Net
     Interest expense, net of interest income, increased $4.0 million to $22.1 million for the 2006 YTD June period compared to $18.1 million for the 2005 YTD June period. This increase was due to (1) $1.7 million in interest relating to the ALC acquisition, (2) $2.6 million in interest expense from interest rate swaps relating to increases in six-month LIBOR market rates, which is used to determine the pay rate on our interest rate swaps, partially offset by (3) decreases in other interest expense of approximately $0.3 million.
     The weighted average interest rate of all long-term debt increased to approximately 8.00% during the 2006 YTD June period compared to approximately 6.84% during the 2005 June YTD period, primarily due to the increase in six-month LIBOR. The average debt level increased to $539.0 million during the 2006 YTD June period compared to $506.3 million during the 2005 YTD June period, primarily resulting from the ALC acquisition.
Valuation Adjustment on Interest Rate Caps
     The valuation adjustment on interest rate caps was income of $0.4 million in the 2006 June YTD period compared to an expense of $2.2 million in the 2005 YTD June period. These valuation adjustments relate to changes in market values of the caps which are driven primarily by projected future six-month LIBOR and changes in the projected volatility of these rates.
Loss (Gain) on Disposal of Assets
     For the 2006 June YTD period, loss (gain) on disposal of assets was a net loss of $2.6 million, consisting of (1) a $2.3 million loss relating to costs associated with the Spin-Off of ALC and (2) a $0.6 million unrealized loss on Omnicare common stock , partially offset by (3) a $0.3 million realized gain from the sale of 50,000 shares of Omnicare common stock held as a short-term investment, (4) a $0.1 million gain on the sale of a property in Indiana that formerly was a nursing facility but was closed in 2004.
     For the 2005 June YTD period, loss (gain) on disposal of assets was a gain of $1.1 million, consisting of (1) a $0.6 million gain from the sale of MetLife common shares held as a long-term investment, and (2) a gain of $0.5 million from the sale of a property in Maryland that formerly was a nursing facility, but was closed in 1998.
Loss on Refinancing and Retirement of Debt
     There was no loss on refinancing and retirement of debt for the 2006 June YTD period.
     Loss on refinancing and retirement of debt was $0.3 million in the 2005 June YTD period due to (1) the prepayment in January 2005 of an Industrial Development Revenue Bond totaling $9.5 million, which resulted in a pre-tax charge to income of $0.1 million to write off deferred financing costs, and (2) the prepayment in February 2005 of a mortgage totaling $5.3 million, which resulted in a pre-tax charge to income of $0.2 million to write off deferred financing costs.
Income Taxes
     Income tax expense for the 2006 YTD June period was $16.5 million compared to $20.7 million for the 2005 YTD June period. Our effective tax rate was 44.6% for the 2006 June YTD period compared to 39.1% for the 2005 June YTD period. The increase in the effective tax rate was primarily due to $1.4 million of deferred income tax expense related to our decision to dispose of ALC in a taxable manner and the non-renewal for 2006 of the Work Opportunity Tax Credit and Welfare to Work tax credits.
Net Income from Continuing Operations
     Net income from continuing operations for the 2006 June YTD period was $20.4 million compared to $32.2 million for the 2005 June YTD period. The decrease in net income was due to the reasons described above.

Loss from Discontinued Operations
     Discontinued operations include: (1) a nursing facility in Milwaukee, Wisconsin which we decided in June 2006 to dispose of, (2) an assisted living facility in Texas which we decided in March 2006 to close and sell, (3) an assisted living facility in Washington for which we decided in March 2006 to terminate the leased operation, (4) the Lakeside nursing facility in Wisconsin sold in December 2005, (4) three nursing facilities in Minnesota which we decided in September 2005 to close and sell, and (5) six nursing facilities in Florida which we sold in August 2005 to Senior Health-South.
     For the 2006 June YTD period, the loss from discontinued operations before income taxes was $5.0 million compared to $8.0 million for the 2005 June YTD period. For the 2006 June YTD period, the loss from discontinued operations before income taxes included (1) a loss from impairment of long-lived assets of $1.0 million relating to the Milwaukee, Wisconsin property, (2) a loss from impairment of long-lived assets of $1.7 million relating to the Texas property, (3) a pretax gain of $1.1 million from the sale of two of the Minnesota facilities, (4) a net operating loss of $1.7 million from the Milwaukee, Wisconsin facility, (5) a net operating loss of $1.4 million from Lakeside Health, and (6) net operating losses from other discontinued operations of $0.3 million.
     For the 2005 June YTD period, the loss from discontinued operations before income taxes of $8.0 million included (1) a loss from impairment of long-lived assets of $5.7 million relating to Lakeside, (2) a net operating loss of $2.2 million from Lakeside Health, and (3) net operating losses from other discontinued operations of $0.1 million.
Net Income
     Net income for the 2006 June YTD period was $17.5 million compared to $27.4 million for the 2005 June YTD period. The decrease in net income was due to the reasons described above.
Related Party Transactions
     We insure certain risks, including comprehensive general liability, property coverage, excess workers’ compensation and employer’s liability insurance, with Laurier Indemnity Company and Laurier Indemnity Ltd., affiliated insurance subsidiaries of Extendicare. We recorded approximately $5.8 million and $5.9 million of expenses for this purpose for the 2006 June YTD period and 2005 June YTD period, respectively.
     We purchase computer hardware and software support services from Virtual Care Provider, Inc., an affiliated subsidiary of Extendicare. Expenses related to these services were $3.0 million for the 2006 June YTD period and $2.7 million for the 2005 June YTD period.

     We have non-interest bearing amounts due from (to) affiliates as follows:

		June 30	December 31
Affiliate	Purpose	2006	2005
		(in thousands)
		Receivable (payable)
Current assets:
Extendicare Holdings, Inc.	Federal income taxes receivable	$8,970	$10,450
Extendicare Holdings, Inc.	Deferred federal income taxes	16,471	15,787

		25,441	26,237

Current liabilities:
Virtual Care Provider, Inc.	Working capital advances	(3,000)	(3,000)
The Northern Group, Inc.	Intercompany operating expenses	(2)	16
Laurier Indemnity Company, Ltd.	Intercompany insurance premium	4	6
Extendicare Holdings, Inc.	Working capital advances	3	3

		(2,995)	(2,975)

Long-term liabilities:
Extendicare Holdings, Inc.	Deferred federal income taxes	(11,740)	(9,815)

Other:

Extendicare Inc.	Advances	(837)	281
Extendicare Holdings, Inc.	Advances	(3,483)	(3,483)
Virtual Care Provider, Inc.	Advances	(778)	(2,738)

		(5,098)	(5,940)

		$5,608	$7,507

     As of June 30, 2006, the $0.8 million liability above, owed to Extendicare Inc., included a $2.3 million liability related to costs associated with the Spin-Off of ALC. We will repay Extendicare for these costs prior to the Spin-Off.
     In addition to the above, as of June 30, 2006, we owe EHI a Term Note of $55.0 million and we owe Extendicare a Term Note of $8.9 million, both of which are included in long-term debt. In January 2005, Extendicare advanced $55 million to EHI, which, in turn, advanced $55 million as a Term Note to us to partially finance the ALC acquisition. This Term Note has a term of five years and bears interest at 6%. Effective April 1, 2005, an $8.9 million advance to us was converted to a Term Note with a term of five years bearing interest at 6%. These Term Notes can be repaid by us at any time.
Liquidity and Capital Resources
Sources and Uses of Cash
     We had cash and cash equivalents of $7.5 million at June 30, 2006 and $13.3 million at December 31, 2005. The table below sets forth a summary of the significant sources and uses of cash:

	Six Months Ended
	June 30
	2006	2005
	(in thousand)
Cash provided by operating activities	$32,749	$51,349
Cash used in investing activities	(42,399)	(168,538)
Cash provided by financing activities	3,834	97,506
Decrease in cash and cash equivalents	(5,816)	(19,683)

     There was a $18.6 million decrease in cash flow from operating activities in the 2006 June YTD period compared to the 2005 June YTD period primarily relating to the decrease of net income of $9.8 million and an increase in accounts receivable of approximately $9.5 million (as a result of the timing of the collection of Medicaid receivables from the States of Pennsylvania and Kentucky). Both of these states have implemented temporary plans to delay payments to all nursing facility operators.
     Our working capital increased $8.8 million from $15.0 million at December 31, 2005 to $23.8 million at June 30, 2006. Working capital increased primarily due to the decrease in outstanding checks in excess of bank balance and an increase in accounts receivable, partially offset by an increase in accrued liabilities and a decrease in amounts due from shareholder and affiliates.
     Accounts receivable at June 30, 2006 were $138.7 million compared with $121.0 million at December 31, 2005, representing an increase of $17.7 million, which included (1) a $5.8 million increase resulting from two nursing facilities acquired as of March 1, 2006, (2) an increase of approximately $9.5 million as a result of the timing of the collection of Medicaid receivables from the States of Pennsylvania and Kentucky, (3) a decrease of $1.7 million resulting from the collection of receivables recorded pursuant to the CMS approval of the States of Indiana and Pennsylvania state plan amendments and waivers, (4) higher Medicare receivables of $1.7 million, (5) an increase in settlement receivables of $0.3 million, and (5) an increase in other receivables of $2.1 million.
     The increase in settlement receivables of $0.3 million from December 31, 2005 to June 30, 2006 included increases of (1) $10.2 million relating to revenue recorded in the 2006 June YTD period for anticipated Medicare reimbursement for uncollectible Part A co-insurance, (2) $2.6 million for other Medicare settlements, and (3) $3.0 million from Medicaid settlements. These increases were partially offset by a decrease of $11.6 million from the collection of Medicare co-insurance amounts and a decrease of $3.9 million from the reclassification of certain Medicare settlement receivables from current to long-term.
     Property and equipment increased $17.3 million from $750.1 million as of December 31, 2005 to $767.4 million at June 30, 2006. Property and equipment increased by (1) $22.7 million due to the acquisition of two nursing facilities in Pennsylvania, (2) $16.3 million due to normal capital expenditures and (3) $5.8 million from new construction projects. These increases were offset by decreases of (1) $22.6 million from depreciation expense, (2) $2.7 million resulting from provisions for impairment of long-lived assets, (3) $1.5 million as a result of the reclassification of assets held for sale, and (4) $0.7 million from other sales of property and equipment.
     Total long-term debt, including both current and long-term maturities of debt, was $534.5 million at June 30, 2006. This represents an increase of $15.3 million from the balance at December 31, 2005, and included borrowings of $29.0 million on the Amended and Restated Credit Facility for the acquisition of two nursing facilities in Pennsylvania in March 2006 and for working capital needs. This increase was partially offset by decreases of (1) $12.0 million in payments on the Revolving Credit Facility and (2) $1.7 million of other debt payments.
     Cash used in investing activities was $42.4 million for the 2006 June YTD period compared to $168.5 million for the 2005 June YTD period, a decrease of $126.1 million. This consisted of decreases of: (1) $137.7 million due to the ALC acquisition in 2005, (2) $7.3 million from decreased expenditures for new construction projects in 2006, (3) $3.8 million from increased proceeds in 2006 from the sale of investments and sale of assets held for sale, and (4) $0.4 million in changes in other assets. These decreases were partially offset by (1) $16.5 million increased expenditures in 2006 for acquisitions other than ALC, (2) $4.8 million in increased expenditures for other purchases of property and equipment, and (3) $1.8 million in decreased proceeds in 2006 from the sale of property and equipment.
     Cash provided by financing activities was $3.8 million for the 2006 June YTD period compared to $97.5 million for the comparable 2005 June YTD period, a decrease of $93.7 million. This consisted of decreases of (1) $115.0 million relating to the 2005 financing of the ALC acquisition, (2) a $13.5 million decrease in outstanding checks in excess of bank balance when comparing periods, and (3) a $4.0 million increase in payments on the line of credit. These decreases were partially offset by (1) $19.0 million in increased borrowings in 2006 on the line of credit, (2) an $18.7 million decrease in payments of long-term debt, and (4) a $0.9 million increase in other long-term liabilities.

Summary of Long-term Debt
     Long-term debt consisted of the following:

	Interest	June 30,	December 31,
	Rate (1)	2006	2005
		(in thousands)
9.50% Senior Notes due 2010	9.54%	$149,778	$149,756
6.875% Senior Subordinated Notes due 2014	7.23%	122,378	122,255
Term Loan due 2010, at variable interest rates	6.70%	85,140	85,570
6.00% EHI Term Note due 2010	6.00%	55,000	55,000
6.00% EI Term Note due 2010	6.00%	8,900	8,900
Mortgage notes payable, interest rates ranging from 0% to 8.0%, maturing through 2008	6.64%	3,663	3,836
6.25% Industrial Development Revenue Bond, maturing 2008	6.25%	735	735
Revolving Credit Facility, due 2010 at variable interest rates	7.02%	17,000	—

ALC Debt:
6.24% Red Mortgage Capital Note due 2014	6.51%	36,198	36,533
DMG Mortgage notes payable, interest rates ranging from 5.98% to 6.06%, due 2008	6.01%	26,694	27,263
Capital lease obligations, interest rates ranging from 2.84% to 13.54%, maturing through 2009	6.36%	12,029	12,222
Oregon Trust Deed Notes, interest rates ranging from 0% to 9.0%, maturing from 2020 through 2026	6.72%	9,367	9,483
HUD Insured Mortgages, interest rates ranging from 7.40% to 7.55%, due 2036	6.89%	7,636	7,673

Long-term debt before current maturities		534,518	519,226
Less current maturities		4,250	4,142

Total long-term debt		$530,268	$515,084

(1)	Interest rate is effective interest rate as of June 30, 2006.
     The weighted average interest rate of all of our long-term debt (including the effects of the interest rate swap and cap agreements discussed below) was 8.20% and 7.60% as of June 30, 2006 and December 31, 2005, respectively. Our long-term debt instruments have maturities ranging from 2006 to 2036.
     As of June 30, 2006, certain long-term debt instruments are secured by assets of, and have restrictive covenants that apply to us, ALC and the restricted subsidiaries of ALC. Certain long-term debt instruments of ALC’s other, or unrestricted, subsidiaries are secured by, and have restrictive covenants that apply only to ALC’s unrestricted subsidiaries (identified above as ALC Debt). Additional information related to these long-term debt instruments are outlined below.
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
     As outlined in the Extendicare announcement and in conjunction with the Reorganization, we plan to refinance the 2010 Notes in connection with the Reorganization.
6.875% Senior Subordinated Notes due 2014
     On April 22, 2004, we issued and sold $125 million aggregate principal amount of our 6.875% Senior Subordinated Notes due May 1, 2014, or the 2014 Notes, pursuant to Rule 144A and Regulation S under the Securities Act. The 2014 Notes were issued at a price of 97.5001% of par to yield 7.23%. The net proceeds from the issuance of the 2014 Notes were approximately $117.4 million, net of a discount of $3.1 million and fees and expenses of $4.5 million. We used these net proceeds, along with cash on hand and borrowings under our former Revolving Credit Facility described below, to purchase for cash the 2007 Notes tendered in the tender offer described above, to redeem our 9.35% Senior Subordinated Notes due 2007, or the 2007 Notes, not tendered in the tender offer prior to May 24, 2004 and to pay related fees and expenses of the tender offer and redemption. In August 2004, we completed our offer to exchange new 6.875% Senior Subordinated Notes due 2014 that have been registered under the Securities Act for the 2014 Notes issued in April 2004. The terms of the new 2014 Notes are identical to the terms of the 2014 Notes issued in April 2004.
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
     As outlined in the Extendicare announcement and in conjunction with the Reorganization, we plan to refinance the 2014 Notes in connection with the Reorganization.
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
     As of June 30, 2006, we had borrowings of $85.1 million under the Term Loan and $17.0 million under the revolving line of credit under the Amended and Restated Credit Facility. We had borrowings of $85.6 million under the Term Loan and no borrowings under the revolving line of credit under the Amended and Restated Credit Facility as of December 31, 2005. The unused portion of the Amended and Restated Credit Facility that is available for working capital and corporate purposes, after reduction for outstanding letters of credit of $18.2 million (which does not include ALC letters of credit of $3.7 million), was $78.8 million as of June 30, 2006.

     The Amended and Restated Credit Facility requires that we comply with various financial covenants, including fixed charge coverage, debt leverage, and tangible net worth ratios. We are in compliance with all of the financial covenants as of June 30, 2006.
     As outlined in the Extendicare announcement and in conjunction with the Reorganization, we plan to refinance the Term Loan and the Amended and Restated Credit Facility.
Credit Ratings
     On November 18, 2005, our 2010 Senior Notes were upgraded by Standard & Poor’s Ratings Service (S&P) to “B+” from “B”, and the 2014 Notes were upgraded to “B” from “B-”. In addition, S&P upgraded our Revolving Credit Facility and Term Loan to “BB” from “BB-” under the former revolving credit facility. On January 4, 2006, Moody’s Investor Services Inc. (Moody’s) affirmed our credit ratings, and assigned the same Ba2 rating to the Revolving Credit Facility and Term Loan as was assigned to the former revolving credit facility. On June 15, 2006, Moody’s changed its ratings outlook for us to negative from stable and affirmed its current ratings following the announcement of the Reorganization. The table below summarizes our debt credit ratings as at June 30, 2006.

	S&P	Moody's
2010 Senior Notes	B+	B1
2014 Notes	B	B2
Revolving Credit Facility and Term Loan	BB	Ba2
Interest Rate Swap and Cap Agreements
     As of June 30, 2006, we have $432.4 million of fixed rate debt outstanding. To hedge the changes in fair value of our 2010 Senior Notes and 2014 Notes, which are fixed-rate debt obligations, on April 22, 2004, we entered into interest rate swap agreements with a total notional amount of $275 million under which we pay a variable rate of interest and we receive a fixed rate of interest. These interest rate swaps are designated as fair value hedges under SFAS No. 133 and changes in the market value of the interest rate swaps have no impact on the statements of income unless they are terminated or are no longer designated as hedges. In addition, we have entered into interest rate cap agreements to limit our exposure to increases in interest rates.
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
     As outlined in the Extendicare announcement and in conjunction with the Reorganization, we plan to refinance our 2010 and 2014 Notes and which could lead to the termination of both the 2010 and 2014 Swaps and Caps.
Letters of Credit
     As of June 30, 2006, we had issued $2.3 million in letters of credit. Letters of credit for ALC assisted living facilities of $0.9 million are secured with cash held as collateral, whereas the balance is secured by the Amended and Restated Credit Facility. The letters of credit are renewed annually and have maturity dates ranging from July 2006 to May 2007. As of June 30, 2006, we also had issued $19.6 million in letters of credit to outside third party insurers and the Ohio Bureau of Workers’ Compensation as security for workers’ compensation claims. Letters of credit for ALC assisted living facilities of $2.9 million are secured with cash held as collateral, whereas the balance is secured by the Amended and Restated Credit Facility. The letters of credit are renewed annually and have maturity dates ranging from January 2007 to March 2007.
Off Balance Sheet Arrangements
     We have no significant off balance sheet arrangements.
Cash Management
     As of June 30, 2006, we held cash and cash equivalents of $7.5 million. We forecast on a regular monthly basis cash flows to determine the investment periods, if any, of certificates of deposit and monitor daily the incoming and outgoing expenditures to ensure available cash is invested on a daily basis.
New Financing Under Negotiation Post ALC Spin-Off
     We are currently negotiating collateral mortgage backed securities (CMBS) financing of up to $600 million, as well as a $100 million revolving line of credit. We anticipate that not less than $425 million will be drawn down under the CMBS to refinance the Senior Notes, Senior Subordinated Notes, Revolving Credit Facility and Term Loan. The CMBS interest rate will be a maximum of 7.26% depending upon the amount of the financing. In connection with the Spin-Off of ALC, we will incur a taxable gain on the difference between our cost base of ALC and the initial trading value of the shares.
Future Liquidity and Capital Resources
     We believe that our cash from operations together with other available sources of liquidity, including borrowings available under our Amended and Restated Credit Facility, will be sufficient for at least the next twelve months to fund operations, anticipated capital expenditures and required payments of principal and interest on our debt.
     However, we will incur certain charges as a result of the Reorganization and refinancing and be liable for taxes resulting from the Spin-Off of ALC. We believe that we will be successful in our refinancing of our U.S. debt and our cash flows from operations together with other available sources of liquidity will be sufficient for the foreseeable future to fund operations, anticipated capital expenditures, the required payments of principal and interest on our debt and pay dividends to Extendicare REIT as part of the funds to distribute to the shareholders of Extendicare REIT after the completion of the Reorganization.

Capital Commitments
     During the 2006 June YTD period, we completed one construction project for a total cost of $1.8 million. During 2005, we completed eight construction projects for a total cost of $25.5 million. We have six additional construction projects in progress that will increase operational capacity at three assisted living facilities (43 units), add one new nursing facility (89 beds) and increase the operational capacity of three nursing facilities (64 beds). Total costs incurred through June 30, 2006 on these projects were approximately $6.3 million and purchase commitments of $11.4 million are outstanding. The total estimated cost of the uncompleted projects is approximately $24.5 million.
Accrual for Self-Insured Liabilities
     At June 30, 2006, we had an accrued liability for settlement of self-insured liabilities of $31.3 million in respect of general and professional liability claims. Claim payments were $4.7 million and $4.0 million for the 2006 June YTD period and the 2005 June YTD period, respectively. The accrual for self-insured liabilities includes estimates of the cost of both reported claims and claims incurred but not yet reported. We exited the nursing facility markets of the highly litigious states of Florida and Texas in 2000 and 2001, respectively. As a result, accruals for general and professional liabilities have declined significantly from the 2002 level. We estimate that $12.5 million of the total $31.3 million liability will be paid within the next twelve months. The timing of payments is not directly within our control, and, therefore, estimates are subject to change in the future. We believe we have provided sufficient provisions for incurred general and professional liability claims as of June 30, 2006.
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
     In addition, we lease five properties from Assisted Living Facilities, Inc. or ALF in Oregon and five properties from LTC in Washington that were financed through the sale of Revenue Bonds and contain certain terms and conditions within the debt agreements. We must comply with these terms and conditions and failure to adhere to those terms and conditions may result in an event of default to the lessor and termination of the lease. The leases requires, among other things, that in order to preserve the federal income tax exempt status of the bonds, we are required to lease at least 20% of the units of the projects to low or moderate income persons as defined in Section 142(d) of the Internal Revenue Code. There are additional requirements as to the age and physical condition of the residents with which we must also comply. Pursuant to the lease agreements with ALF and LTC, we must comply with the terms and conditions of the underlying trust deed relating to the debt agreement and report on a periodic basis to the OHCS, for the ALF leases, and the WSHFC, for the LTC leases.

Contractual Obligations
     Set forth below is a table showing the estimated timing of payments under our contractual obligations as of June 30, 2006:

	Payments Due By Year
							After
	Total	2006	2007	2008	2009	2010	2010
	(dollars in thousands)
Long-term debt principal	$534,518	$2,290	$7,111	$27,682	$53,800	$273,248	$170,387
Interest on long-term debt	215,235	20,111	39,953	38,739	36,981	29,681	49,770
Operating lease commitments	153,138	10,351	19,403	19,488	19,276	19,380	65,240
Asset retirement obligations	12,783	—	—	—	—	—	12,783
New construction purchase commitments	11,400	9,400	2,000	—	—	—	—
Other capital expenditure purchase commitments	12,560	12,560	—	—	—	—	—

Total	$939,634	$54,712	$68,467	$85,909	$110,057	$322,309	$298,180

     In addition to the operating lease amounts identified in the above table, we lease twelve nursing properties from Triple S Investment Company, or Triple S, that are subleased to Senior Health Properties — Texas, Inc. or Senior Health — Texas. Under the terms of the lease with Triple S, we remain responsible for lease payments and other obligations as defined in the lease agreement. Pursuant to the Triple S lease, we are liable to Triple S should there be any default in the payment of rent by Senior Health — Texas. Senior Health — Texas continues to be current in the payment of lease amounts on both our owned and Triple S subleased properties.
     The table above includes conditional asset retirement obligations of $12.8 million recorded under FIN No. 47, which are estimated to be payable after 2010.
     Our remaining lease commitment is $1.1 million in 2006 and $0.4 million for the first two-month period of 2007. Effective March 1, 2007 and thereafter, the lease payments are to be adjusted to an amount, subject to negotiation, to provide Triple S with the then current fair market value rental payments for the properties. The lease payments commencing in March 2007 will apply for the balance of the lease that expires on February 28, 2012.

     As of June 30, 2006, we had capital expenditure purchase commitments outstanding of approximately $12.6 million not including commitments on new construction projects. In addition, we had six new construction projects in progress, which are expected to add 153 nursing beds and 43 assisted living units. The total estimated cost of the projects is $24.5 million, and they are expected to be completed in 2006 through 2007. Costs incurred through June 30, 2006 on these projects were approximately $6.3 million and purchase commitments of $11.4 million are outstanding.
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
     For our variable rate debt, changes in interest rates generally do not impact the market value of the debt instruments, but do affect our future income and cash flows. At June 30, 2006, we had $272.2 million of fixed rate debt outstanding that has been effectively converted to variable rate debt using interest rate swaps. Assuming that the balance of this debt remains constant, each one percentage point increase in the six-month LIBOR will result in an annual increase in interest expense, and a corresponding decrease in cash flows, of approximately $2.7 million. Conversely, each one percentage point decrease in the six-month LIBOR will result in an annual decrease in interest expense, and a corresponding increase in cash flows, of approximately $2.7 million. Increases in interest expense are limited by interest rate caps that reimburse us to the extent that the six-month LIBOR exceeds 7%.
     In addition, we have $102.1 million of variable rate debt outstanding as of June 30, 2006, which rates generally move in a manner similar to the six-month LIBOR. Assuming that the balance of this debt remains constant, each one percentage point increase in the six-month LIBOR will result in an annual increase in interest expense, and a corresponding decrease in cash flows, of approximately $1.0 million. Conversely, each one percentage point decrease in the six-month LIBOR will result in an annual decrease in interest expense, and a corresponding increase in cash flows, of approximately $1.0 million.
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

Quantitative Disclosures
     The table below presents principal or notional amounts and related weighted average interest rates by year of maturity for our debt obligations and interest rate swaps as of June 30, 2006:

	Maturity Date through December 31,
								Estimated
								Fair Value of
								Liability
	2006	2007	2008	2009	2010	Thereafter	Total	(Asset)
	(dollars in thousands)
LONG-TERM DEBT:
Fixed Rate	$1,860	$6,252	$26,822	$12,090	$214,968	$170,387	$432,379	$444,415
Average Interest Rate	6.13%	6.80%	6.08%	7.24%	8.47%	7.05%	7.69%
Variable Rate	$430	$860	$860	$41,710	$58,280	—	$102,140	$102,140
Average Interest Rate	6.70%	6.70%	6.70%	6.70%	6.80%	—	6.76%
INTEREST RATE SWAPS:
(fixed to variable)
Notional Amount	—	—	—	—	—	$275,000	$275,000	$12,917
Average Pay Rate (variable rate)	—	—	—	—	—	9.09%	9.09%
Average Receive Rate (fixed rate)	—	—	—	—	—	8.31%	8.31%
INTEREST RATE CAPS:
Notional Amount	—	—	—	—	—	$150,000	$150,000	$(298)
Notional Amount	—	—	—	—	—	$125,000	$125,000	$4,523
     The above table incorporates only those exposures that existed as of June 30, 2006 and does not consider those exposures or positions which could arise after that date or future interest rate movements. As a result, the information presented above has limited predictive value. Our ultimate results with respect to interest rate fluctuations will depend upon the exposures that occur, our hedging strategies at the time and interest rate movements.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     In accordance with Rule 15d — 15 (b) of the Securities Exchange Act of 1934, our management has evaluated, with the participation of our Chairman of the Board and Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Treasurer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the 2006 June quarter. Based upon their evaluation of these disclosure controls and procedures, our Chairman of the Board and Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Treasurer concluded that the disclosure controls and procedures were effective as of the end of the 2006 June quarter to ensure that material information relating to us (including our consolidated subsidiaries) was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.
Changes in Internal Controls Over Financial Reporting
     There were no changes in our internal controls over financial reporting that occurred during the 2006 June quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
     There were no material developments related to our legal proceedings during the 2006 June quarter. For further information regarding our legal proceedings, refer to “Item 3 — Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2005 as well as the paragraphs which discuss litigation and the Omnicare Preferred Provider Agreement in Note 13 and 14 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
     There are no material changes to the disclosure regarding risk factors in our Annual Report on Form 10-K for the year ended December 31, 2005. However, on May 31, 2006, the Board of Directors of Extendicare announced an Reorganization, subject to approvals, to be implemented that would involve the Spin-off of ALC, and after giving effect to the Spin-Off of ALC, the conversion of Extendicare into a Canadian real estate investment trust, expected to be listed on the Toronto Stock Exchange. In connection with the Spin-Off of ALC, ALC filed a Registration Statement on Form 10 (the “Registration Statement”) with the SEC on June 6, 2006, and made a second filing of the Form 10 on July 20, 2006. We refer you to the section entitled “Risk Factors” in the Information Statement (which is preliminary and subject to completion) that is included as Exhibit 99 to the Registration Statement for additional risk factors to our business. In addition, we refer you to the risks factors outlined in our discussion of “Extendicare’s Strategic Initiative” in the “Significant Events of 2006” section within this June 2006 Quarterly Report on Form 10-Q.
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

EXTENDICARE HEALTH SERVICES, INC.
Date: August 11, 2006	By:	/s/ Richard L. Bertrand
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